Form 10-Q
period 2016-03-31
BeiGene, Ltd.
filed 2016-05-12
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-37686

BEIGENE, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-1209416 (I.R.S. Employer Identification No.)

c/o Mourant Ozannes Corporate Services (Cayman) Limited 94 Solaris Avenue, Camana Bay Grand Cayman Cayman Islands (Address of principal executive offices)	KY1-1108 (Zip Code)

+1 (345) 949 4123

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated Filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 9, 2016, 427,443,931 ordinary shares, par value $0.0001 per share, were outstanding, of which 108,186,611 ordinary shares were held in the form of 8,322,047 American Depositary Shares, each representing 13 ordinary shares.

BeiGene, Ltd.
Quarterly Report on Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

		As of
	Note	December 31, 2015	March 31, 2016
		$	$
		(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents		17,869	208,506
Short-term investments	3	82,617	38,720
Prepaid expenses and other current assets		5,783	4,556
Total current assets		106,269	251,782
Property and equipment, net	4	6,612	7,702
Other non-current assets		3,883	5,744
Total non-current assets		10,495	13,446
Total assets		116,764	265,228
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable		8,980	3,823
Advances from customers		1,070	393
Accrued expenses and other payables	6	8,351	11,577
Senior Promissory Note	9	14,598	—
Warrant and option liabilities	7	2,173	—
Tax payable		—	33
Total current liabilities		35,172	15,826
Non-current liabilities:
Long-term bank loan	8	6,188	6,214
Deferred rental		980	—
Other long-term liabilities		105	89
Total non-current liabilities		7,273	6,303
Total liabilities		42,445	22,129
Commitments and contingencies	18	—	—
Convertible preferred shares	10	176,084	—

Series A (par value US$0.0001 per share; 120,000,000 shares authorized; 116,785,517 shares issued and outstanding as of December 31, 2015) and Series A-2 (par value US$0.0001 per share; 100,000,000 shares authorized; 83,205,124 shares issued and outstanding as of December 31, 2015)

Total mezzanine equity		176,084	—
Shareholders’ deficit:
Ordinary shares (par value of US$0.0001 per share; 9,500,000,000 shares authorized; 427,443,931 shares issued and outstanding as of March 31, 2016 (December 31, 2015: 116,174,094 shares))		12	43
Additional paid-in capital		18,227	384,502
Accumulated other comprehensive income (loss)	15	(1,809)	(1,251)
Accumulated deficit		(118,195)	(140,195)
Total shareholders’ (deficit) equity	16	(101,765)	243,099
Total liabilities, mezzanine equity and shareholders’ (deficit) equity		116,764	265,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended March 31,
	Note	2015	2016
		$	$
Revenue
Collaboration revenue		1,379	677
Total revenue		1,379	677
Operating expenses:
Research and development		(10,059)	(17,877)
General and administrative		(1,132)	(3,134)
Total operating expenses		(11,191)	(21,011)
Loss from operations		(9,812)	(20,334)
Interest income		117	494
Interest expense		(267)	(204)
Changes in fair value of financial instruments	7	(188)	(1,514)
Disposal loss on available-for-sale securities		(13)	(712)
Other income		—	315
Other expense		(49)	(2)
Loss before income tax expense		(10,212)	(21,957)
Income tax expense	5	—	(44)
Net loss		(10,212)	(22,001)
Loss per share	13
Basic and diluted		(0.09)	(0.07)
Weighted-average number of ordinary shares used in net loss per share calculation	13
Basic and diluted		108,497,428	294,042,572
Loss per ADS
Basic and diluted		(1.22)	(0.97)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
	$	$
Net loss	(10,212)	(22,001)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(50)	97
Unrealized holding (loss) gain, net	(55)	461
Comprehensive loss	(10,317)	(21,443)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended March 31,
	Note	2015	2016
		$	$
Operating activities
Net loss		(10,212)	(22,001)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expenses	4	352	439
Share-based compensation expenses	14	2,314	2,614
Changes in fair value of financial instruments		188	1,514
Disposal loss on available-for-sale securities		13	712
Interest expense		261	93
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		1,675	(406)
Other non-current assets		2,857	(47)
Accounts payable		(628)	(5,322)
Advances from customers		(1,380)	(677)
Accrued expenses and other payables		862	3,222
Tax payable		—	33
Deferred rental		12	—
Other long-term liabilities		(25)	(15)
Net cash used in operating activities		(3,711)	(19,841)
Investing activities
Purchases of property and equipment		(3,232)	(3,303)
Purchase of available-for-sale securities		(3,996)	—
Proceeds from disposal of available-for-sale securities		10,459	43,646
Net cash provided by investing activities		3,231	40,343
Financing activities
Proceeds from issuance of ordinary shares, net of initial public offering costs		—	167,931
Proceeds from exercise of warrants		—	2,118
Net cash provided by financing activities		—	170,049
Effect of foreign exchange rate changes, net		(51)	86
Net increase in cash and cash equivalents		(531)	190,637
Cash and cash equivalents at beginning of period		13,898	17,869
Cash and cash equivalents at end of period		13,367	208,506
Supplemental cash flow disclosures:
Income taxes paid		—	25
Interest expense paid		6	108
Non-cash activities:
Conversion of Senior Promissory Note		—	14,693
Conversion of deferred rental		—	980
Conversion of convertible preferred shares		—	176,084
Conversion of warrant and option liabilities		—	3,687
Initial public offering costs accrued for in accrued expenses and other payables		—	166
Acquisitions of equipment included in accounts payable		150	91

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

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

On February 8, 2016, the Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market. 6,600,000 ADSs representing 85,800,000 ordinary shares were sold at $24.00 per ADS, or $1.85 per share (the “IPO Price”). Additionally, the underwriters exercised their options to purchase an additional 12,870,000 ordinary shares in the form of 990,000 ADSs. Net proceeds from the IPO including underwriter options after deducting underwriting discount and offering expenses were $166,197. The deferred IPO costs were recorded as a reduction of the proceeds received from the IPO in the shareholders’ equity.

As at March 31, 2016, the Company’s wholly-owned subsidiaries are as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Percentage of Ownership by the Company	Principal Activities
BeiGene (Hong Kong) Co., Limited.	Hong Kong	November 22, 2010	100%	Investment holding
BeiGene (Beijing) Co., Ltd. (“BeiGene Beijing”)	The People’s Republic of China (“PRC” or “China”)	January 24, 2011	100%*	Medical and pharmaceutical research
BeiGene AUS Pty Ltd.	Australia	July 15, 2013	100%	Clinical trial activities
BeiGene 101 Ltd.	Cayman Islands	August 30, 2012	100%	Medical and pharmaceutical research
BeiGene (Suzhou) Co., Ltd. (“BeiGene (Suzhou)”)	PRC	April 9, 2015	100%	Medical and pharmaceutical research
BeiGene USA, Inc.	United States	July 8, 2015	100%	Clinical trial activities
BeiGene (Shanghai) Co., Ltd. (“BeiGene (Shanghai)”)	PRC	September 11, 2015	100%	Medical and pharmaceutical research

*BeiGene Beijing became a wholly-owned subsidiary of the Company as of December 19, 2014.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying condensed consolidated balance sheet as of March 31, 2016, and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2015 and 2016, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the condensed consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances between the Company and its wholly-owned subsidiaries are eliminated upon consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, identifying separate accounting units and estimating the best estimate selling price of each deliverable in the Company’s revenue arrangements, assessing the impairment of long-lived assets, share-based compensation expenses, realizability of deferred tax assets and the fair value of the financial instruments. Management bases the estimates on historical experience and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Fair value measurements

Fair value of financial instruments

Financial instruments of the Company primarily include cash and cash equivalents, short-term investments, short-term bank loan, long-term bank loan, accounts payable, Senior Promissory Note, convertible preferred shares, and warrant and option liabilities. As of December 31, 2015 and March 31, 2016, the carrying values of cash and cash equivalents, short-term bank loan and accounts payable approximated their fair values due to the short-term maturity of these instruments. The short-term investments represented the available-for-sale debt securities which are recorded at fair value based on quoted prices in active markets with unrealized gain or loss recorded in other comprehensive income/loss. The long-term bank loan approximates its fair value due to the fact that the related interest rate approximates the rate currently offered by financial institutions for similar debt instruments of comparable maturities. The warrant and option liabilities were recorded at fair value as determined on the respective issuance dates and subsequently adjusted to the fair value at each reporting date. The Senior Promissory Note and convertible preferred shares were initially recorded at issue price net of issuance costs. Prior to the exercise dates, the Company determined the fair values of the warrant and option liabilities with the assistance of an independent third party valuation firm. On the exercise dates, the Company determined the fair values of the warrant and option liabilities using the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price, as the exercise dates were immediately prior to or very close to the IPO closing date.

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

Financial instruments measured at fair value on a recurring basis

The following tables set forth assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and March 31, 2016:

As of December 31, 2015	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
Corporate fixed income bonds	69,255	—	—
U.S. treasury securities	8,000	—	—
Municipal Bonds	5,362	—	—
Option to purchase shares by rental deferral (note 7)	—	—	1,388
Warrants in connection with the convertible promissory notes (note 7)	—	—	785

As of March 31, 2016	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
Corporate fixed income bonds	33,386	—	—
Municipal Bonds	5,334	—	—

The Company has measured the option to purchase shares by rental deferral and the warrants in connection with the convertible promissory notes at fair values on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015. The option and warrants have been exercised as of March 31, 2016. The Company determined the exercise date fair value of the warrants and option using significant other observable inputs (Level 2).

The following table presents a reconciliation of the option and warrant liabilities for the three months ended March 31, 2016.

Warrant and Option Liabilities
$
Balance as of December 31, 2015	2,173
Recognized	—
Unrealized loss	1,514
Settlement	(3,687)
Balance as of March 31, 2016	—
The amount of total unrealized loss for the three months ended March 31, 2016 included in losses	(1,514)

Realized and unrealized gain or loss for the three months ended March 31, 2015 and 2016 was recorded as “Changes in fair value of financial instruments” in the condensed consolidated statements of operations.

Recent accounting pronouncements

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

In February, 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  The Company is currently evaluating the impact on its condensed consolidated financial statements of adopting this guidance.

3. Short-term investments

Short-term investments as of December 31, 2015 consisted of the following available-for-sale exchange-traded debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
Corporate fixed income bonds	70,383	—	1,128	69,255
U.S. treasury securities	7,999	1	—	8,000
Municipal Bonds	5,441	—	79	5,362
Total	83,823	1	1,207	82,617

Short-term investments as of March 31, 2016 consisted of the following available-for-sale exchange-traded debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
Corporate fixed income bonds	34,023	—	637	33,386
Municipal Bonds	5,441	—	107	5,334
Total	39,464	—	744	38,720

During the three months ended March 31, 2015 and 2016, the Company recognized unrealized holding loss on available-for-sale securities in other comprehensive loss totaling $55 and unrealized holding gain on available-for-sale securities in other comprehensive income totaling $461, respectively. Contractual maturities of all debt securities as of March 31, 2016 were within one year. The Company does not intend to sell the investment in corporate fixed income bonds and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity. Therefore, the Company does not consider the investment in corporate fixed income bonds to be other-than-temporarily impaired at March 31, 2016.

4. Property and equipment

Property and equipment consisted of the following as of December 31, 2015 and March 31, 2016:

	As of
	December 31 2015	March 31, 2016
	$	$
Office equipment	213	214
Electronic equipment	424	565
Laboratory equipment	5,919	7,070
Computer software	186	200
Leasehold improvements	5,954	6,012
Property and equipment, at cost	12,696	14,061
Less accumulated depreciation and amortization	(6,084)	(6,557)
Construction in progress	—	198
Property and equipment, net	6,612	7,702

Depreciation expenses for the three months ended March 31, 2015 and 2016 were $352 and $439, respectively.

5. Income taxes

Income tax expense was $44 for the three months ended March 31, 2016 compared with nil for the three months ended March 31, 2015. Current year income tax expense was attributable to BeiGene USA, Inc., a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to the Company. The Company and its other subsidiaries were in a cumulative loss position for the three months ended March 31, 2015 and 2016.

The Company recorded a full valuation allowance against deferred tax assets for all periods presented. No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.

6. Accrued expenses and other payables

	As of
	December 31, 2015	March 31, 2016
	$	$
Payroll payables	275	435
Accrued operating expenses	5,513	8,542
Other payables	2,563	2,600
Total accrued expenses and other payables	8,351	11,577

7. Warrant and option liabilities

	As of
	December 31, 2015	March 31, 2016
	$	$
Option to purchase shares by rental deferral	1,388	—
Warrants in connection with the promissory notes	785	—
Total	2,173	—

Option to purchase shares by rental deferral

On September 1, 2012, in conjunction with a lease agreement of one of its premises, the Company granted the landlord an option to purchase the Company’s ordinary shares (the “Option”) in exchange for the deferral of the payment of one year’s rental expense. The Option is a freestanding instrument and is recorded as liability in accordance with ASC480, Distinguishing Liabilities from Equity. The Option was initially recognized at fair value with subsequent changes in fair value recorded in losses. Prior to the Company’s IPO, the Company determined the fair value of the Option with the assistance of an independent third party valuation firm. On February 8, 2016, immediately prior to the Company’s IPO, the landlord exercised the Option to purchase 1,451,586 ordinary shares of the Company. As the exercise date was the IPO closing date, the exercise date fair value of $1.750 was determined based on the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price. During the three months ended March 31, 2015 and 2016, the Company recognized a loss from the increase in fair value of $106 and $1,151, respectively.

Warrants in connection with the promissory notes

During the years ended December 31, 2012 and 2014, the Company entered into agreements with several investors to issue convertible promissory notes, and related warrants to purchase the Company’s preference shares up to 10% of the convertible promissory notes’ principal amount concurrently for an aggregate principal amount of $2,410. The warrants were freestanding instruments and were recorded as liabilities in accordance with ASC480. The warrants were initially recognized at fair value with subsequent changes in fair value recorded in losses. In January and February, 2016, the warrants issued in connection with the promissory notes were exercised for 621,637 Preferred Shares, which shares were converted into 621,637 ordinary shares. As the exercise dates were very close to the IPO closing date, the respective exercise date fair value of $1.750 per share was determined based on the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price.

For the three months ended March 31, 2015 and 2016, the Company recognized loss from the increase in fair value of $82 and $363, respectively.

8. Long-term bank loan

On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park and China Construction Bank, to borrow $18,885 at a 7% fixed annual interest rate. Fifty percent of the loan will be repaid on September 30, 2018, and the remaining balance will be repaid on September 30, 2019. As of March 31, 2016, the Company has drawn down $6,203 which is secured by BeiGene Suzhou’s future equipment purchases and the Company’s rights to a PRC patent on a drug candidate. Interest expense recognized for the three months ended March 31, 2016 amounted to $108.

9. Senior Promissory Note

On January 26, 2016, the Company entered into a note amendment and exchange agreement with Merck Sharp & Dohme Research GmbH (“MSD”), pursuant to which, the maturity date of the Senior Promissory Note was extended to May 2, 2016 from February 2, 2016. In addition, if the IPO occurs on or prior to May 2, 2016, subject to certain limitations, the outstanding unpaid principal and interest of the Senior Promissory Note as of the effectiveness date of the Company’s IPO (the “Exchanged Balance”), would be automatically exchanged, effective immediately prior to the closing of the IPO, into up to a number of the Company’s ordinary shares equal to the quotient of (1) the Exchanged Balance divided by (2) the per ordinary share public offering price in the IPO. The amendments and subsequent extinguishment of the Senior Promissory Note did not result in any gain or loss since the conversion rate was set at the IPO Price.

On February 8, 2016, the outstanding unpaid principal and interest of the Senior Promissory Note were exchanged into 7,942,314 ordinary shares, computed at the IPO Price of $1.85 per ordinary share.

10. Convertible preferred shares

In October 2014, the Company issued 52,592,590 Series A convertible preferred shares (the “Series A Preferred Shares”) with a par value of $0.0001 per share for cash consideration of $35,500 or $0.68 per share. At the same time, the previously issued subordinated convertible promissory note, convertible promissory notes, secured guaranteed convertible promissory notes, advances and convertible promissory notes due to a related party were automatically converted into 64,192,927 Series A Preferred Shares in aggregate.

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

(ii)              Automatic conversion: All outstanding Preferred Shares shall automatically be converted into ordinary shares at the then effective Preferred Shares conversion price upon (i) the closing of a Qualified IPO; or (ii) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 80.63% of the then outstanding Preferred Shares. Upon conversion of the Preferred Shares, all unpaid cumulative dividends on the Preferred Shares shall no longer be payable.

Drag-along right

In the event that each of (i) (A) entities affiliated with Baker Bros. Advisors LP (collectively, “Baker Bros.”) or (B) Hillhouse BGN Holdings Limited (“Hillhouse”) and CB Biotech Investment Limited (“CITIC PE”) jointly; (ii) a majority of the Board of Directors; and (iii) the holders of more than 66.66% of the then-outstanding ordinary shares (other than those issued or issuable upon conversion of the Preferred Shares and any other derivative securities) approve a sale of the Company in writing, then each preferred shareholder agrees to certain joint actions to be taken to ensure such sale of the Company could be completed.

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

The Company concluded that the Preferred Shares were not redeemable, and it was not probable that the Preferred Shares would become redeemable because the likelihood of a Liquidation Transaction was remote. Therefore, no adjustment has been made to the initial carrying amount of the Preferred Shares.

On February 8, 2016, in connection with the completion of the IPO, all outstanding Preferred Shares were converted into 199,990,641 ordinary shares.

11. Related party balances and transactions

During the three months ended March 31, 2015 and 2016, a shareholder, and for the three months ended March 31, 2016 a director, provided consulting services to the Company at a fee of $25 and $25, respectively.

12. Research and development collaborative arrangements

The Company did not enter into any new collaborative arrangements during the three months ended March 31, 2015 and 2016.

License revenue was nil and nil, while research and development revenue was $1,379 and $677 of the collaboration revenue under historical collaborative arrangements, for the three months ended March 31, 2015 and 2016, respectively. The Company recorded advances from customers related to the collaboration of approximately $1,070 and $393 at December 31, 2015 and March 31, 2016, respectively.

13. Loss per share

Loss per share was calculated as follows:

	Three Months Ended March 31,
	2015	2016
	$	$
Numerator:
Net loss attributable to ordinary shareholders for computing basic and diluted loss per ordinary share	(10,212)	(22,001)
Denominator:
Weighted average number of ordinary shares outstanding for computing basic and diluted loss per ordinary share	108,497,428	294,042,572
Basic and diluted loss per share	(0.09)	(0.07)

For the three months ended March 31, 2015 and 2016, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position.

The effects of all convertible preferred shares, share options, restricted shares, warrants and option to purchase ordinary or preferred shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three months ended March 31, 2015 and 2016.

14. Share-based compensation

2016 share option and incentive plan

On January 14, 2016, in connection with the IPO, the board of directors and shareholders of the Company approved a new equity compensation plan, the 2016 Share Option and Incentive Plan, or 2016 Plan, which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan plus any shares available under the 2011 Plan and not subject to any outstanding options as of the effective date of the 2016 Plan. The 2016 Plan provides that the number of ordinary shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2017, by 5% of the outstanding number of ordinary shares on the immediately preceding December 31 or such lesser number of ordinary shares as determined by the board of directors or the  compensation committee. This number is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization. In addition, shares not needed to fulfill any obligations under the 2011 Plan will also be available for issuance under the 2016 Plan.

In January 2016, the Company granted 2,417,152 options with an exercise price of $1.85 per ordinary share, under the 2011 Plan.

On February 8, 2016, the Company granted 460,626 options with an exercise price of $2.43 per ordinary share, under the 2016 Plan.

Generally, options have a contractual term of 10 years and vest over a three- to five- year period, with the first tranche vesting one calendar year after the grant date or the service relationship start date and the remainder of the awards vesting on a monthly basis thereafter.

Modification

Upon the completion of the Company’s IPO on February 8, 2016 (“Date of the Change in Employment Status”), a consultant (the “Consultant”) became a member of the Company’s board of directors and his compensation is now treated as employee compensation. The fair value of the options granted by the Company to the Consultant has been re-measured as of the Date of the Change in Employment Status and compensation charges have been accounted for prospectively over the remaining vesting period. There were no other modifications to the Company’s share option arrangements for the periods presented.

The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016
	$	$
Research and development	2,295	2,299
General and administrative	19	315
Total	2,314	2,614

15. Accumulated other comprehensive loss

The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses)	Total
	$	$	$
Balance as of December 31, 2015	(602)	(1,207)	(1,809)
Other comprehensive income before reclassifications	97	(251)	(154)
Amounts reclassified from accumulated other comprehensive loss	—	712	712
Net-current period other comprehensive loss	97	461	558
Balance as of March 31, 2016	(505)	(746)	(1,251)

16. Shareholders’ equity

Conversion of preferred shares and Senior Promissory Note

Upon completion of the IPO, all outstanding Preferred Shares were converted into 199,990,641 ordinary shares and the related carrying value of $176,084 was reclassified from mezzanine equity to shareholders’ equity. The outstanding unpaid principal and interest of the Senior Promissory Note were converted into 7,942,314 ordinary shares, computed at the initial public offering price of $1.85 per ordinary share and the related carrying value of $14,693 was reclassified from current liability to shareholders’ equity.

Exercise of the option and warrants

In January and February 2016, certain warrants in connection with the convertible promissory notes and short term notes were exercised to purchase 621,637 Preferred Shares, which shares were converted into 621,637 ordinary shares. On the IPO closing date, (i) the Company’s landlord exercised its option to purchase 1,451,586 ordinary shares of the Company; (ii) Baker Bros. exercised their warrants to purchase 2,592,593 ordinary shares at an exercise price of $0.68 per share; and (iii) a senior executive exercised warrants to purchase 57,777 Preferred Shares at an exercise price of $0.68 per share, which were converted into 57,777 ordinary shares. Upon the exercise of the aforementioned option and warrants, except for Baker Bros.’ warrants, which were initially classified in equity, the related carrying value totaling $3,687 was reclassified from current liabilities to shareholders’ equity.

17. Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2015 and March 31, 2016, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $3,383 and $3,778, respectively.

18. Commitments and contingencies

Operating lease commitments

The Company leases office facilities under non-cancelable operating leases expiring on different dates. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases, and the terms of the leases do not contain rent escalation, contingent rent, renewal, or purchase options.

There are no restrictions placed upon the Company by entering into these leases. Total expenses under these operating leases were $288 and $316 for the three months ended March 31, 2015 and 2016, respectively.

Future minimum payments under non-cancelable operating leases consist of the following as of March 31, 2016

$
Nine month ending December 31, 2016	1,091
Year ending December 31, 2017	1,299
Year ending December 31, 2018	1,295
Year ending December 31, 2019	1,183
Year ending December 31, 2020	1,164
Year ending December 31, 2021 and thereafter	188
Total	6,220

Capital commitments

The Company had capital commitments amounting to $2,284 for the acquisition of property, plant and equipment as of March 31, 2016.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q, or this Quarterly Report, titled “Item 1—Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials; the ability of our drug candidates to be granted or to maintain Category 1 designation with the China Food and Drug Administration or CFDA; our reliance on the success of our clinical-stage drug candidates BGB-3111, BGB-A317, BGB-290 and BGB-283 and certain other drug candidates; the timing or likelihood of regulatory filings and approvals; the commercialization of our drug candidates, if approved; our ability to develop sales and marketing capabilities; the pricing and reimbursement of our drug candidates, if approved; the implementation of our business model, strategic plans for our business, drug candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology; our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties; cost associated with defending intellectual property infringement, product liability and other claims; regulatory developments in the United States, China and other jurisdictions; the accuracy of our estimates regarding expenses, future revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or obtain additional grant funding; the rate and degree of market acceptance of our drug candidates; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our drug candidates and our ability to serve those markets; our ability to effectively manage our anticipated growth; our ability to attract and retain qualified employees and key personnel; our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of the American Depositary Shares, or ADSs, and impact of securities analysts’ reports on these prices; and other risks and uncertainties, including those listed under “Part II—Item 1A—Risk Factors.” These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II—Item 1A—Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.

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

Since our inception on October 28, 2010, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. We have financed operations through a combination of debt and equity financings and private and public grants and contracts, including the net proceeds from the issuance of a senior note and a convertible promissory note to Merck Sharp & Dohme Research GmbH, or MSD, an affiliate of Merck Sharp & Dohme Corp., the private placements of our Series A preferred shares and Series A-2 preferred shares, and our collaboration with Merck KGaA, or Merck KGaA Collaboration. Since our inception in 2010, we have raised $170 million in private equity financing from our dedicated group of investors, including leading healthcare-focused funds, major mutual funds, China-based funds and our founders, and additionally received $37 million from the Merck KGaA Collaboration to fund our operations. On February 8, 2016, we completed our initial public offering and received net proceeds of $166.2 million, after deducting underwriting discounts and offering expenses. Although it is difficult to predict our liquidity requirements, based upon our current operating plan and the successful completion of our initial public offering, we believe we have sufficient cash to meet our projected operating requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”

Since inception, we have incurred significant operating losses. As of March 31, 2016, we had an accumulated deficit of $140.2 million. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Cash used in operations for the three months ended March 31, 2016 was $19.8 million compared with cash used in operations of $3.7 million for the three months ended March 31, 2015. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $247.2 million compared with $100.5 million as of December 31, 2015.

Components of operating results

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

On May 24, 2013, we entered into license agreements with Merck KGaA, which we amended and restated on December 10, 2013, and further amended on October 1, 2015 and December 3, 2015, pursuant to which (1) we granted to Merck KGaA an exclusive license under certain of our intellectual property rights to develop and manufacture, and, if Merck KGaA exercises its continuation option, to commercialize and manufacture our compound BGB-283, and any other compound covered by the same existing patent rights with primary activity to inhibit wildtype or certain mutant BRAF, in all countries of the world excluding The People’s Republic of China, which we refer to as the Ex-PRC Territory, and (2) Merck KGaA granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the RAF dimer inhibitor in The People’s Republic of China, which we refer to as the PRC Territory, subject to certain non-compete restrictions. Under these agreements, we received $13 million in non-refundable payments in 2013 following their execution, $5 million in milestone payments in 2014 and $4 million in milestone payments in 2015. We are eligible to receive up to $32 million, $33 million and $145 million in payments upon the successful achievement of pre-specified clinical, regulatory and commercial milestones in the Ex-PRC Territory, respectively, and another $14 million in payments upon the successful achievement of pre-specified clinical milestones in the PRC Territory. Merck KGaA also is required to pay us tiered royalties ranging from the mid single-digit to the low-teens, on a country-by-country and licensed product-by-licensed product basis, on aggregate net sales of licensed products in the Ex-PRC Territory. In consideration for the licenses Merck KGaA grants to us, we are required to pay Merck KGaA a high single-digit royalty on aggregate net sales of licensed BRAF gene inhibitors in the PRC Territory.

On October 28, 2013, we entered into license agreements with Merck KGaA, pursuant to which (1) we granted to Merck KGaA an exclusive license under certain of our intellectual property rights to develop and manufacture, and, if Merck KGaA exercises a certain continuation option, to commercialize and manufacture our compound BGB-290 and any other compound covered by the same existing patent rights with primary activity to inhibit PARP 1, 2 or 3 enzymes in the Ex-PRC Territory, and (2) Merck KGaA granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the licensed PARP inhibitors in the PRC Territory. Under these license agreements, we received $6 million in non-refundable payments in November 2013 following their execution and $9 million in milestone payments in 2014. We are eligible to receive up to $7 million and $2.5 million, in payments upon the successful achievement of pre-specified clinical and regulatory milestones in the PRC Territory respectively. On October 1, 2015, pursuant to a purchase of rights agreement, we repurchased all of Merck KGaA’s worldwide rights under the ex-PRC license agreement, in consideration for, among other things, a one-time payment of $10 million and reduction of future milestone payments that we are eligible to receive under the PRC license agreement. In connection with such repurchase, the ex-PRC license agreement terminated except for certain provisions therein. The remaining $3 million of deferred revenue related to PARP as of October 1, 2015 was netted against the $10 million repurchase consideration. In addition, if Merck KGaA exercises its PRC commercialization option, Merck KGaA is required to pay us a $50 million non-refundable payment upon such exercise, and we are eligible for a $12.5 million milestone payment upon the successful achievement of a certain additional regulatory event in the PRC Territory. In consideration for the licenses granted to us, we are required to pay Merck KGaA a high single-digit royalty on aggregate net sales of licensed products in the PRC Territory.

For more information on our collaborations with Merck KGaA, see “Part I—Item 1—Business—Collaboration with Merck KGaA” of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 30, 2016, or Annual Report.

We recognized $1.4 million and $0.7 million of collaboration revenue from the Merck KGaA Collaboration for the three months ended March 31, 2015 and 2016, respectively. The following table summarizes the revenue recognition schedule of an aggregate of $34.0 million in revenue from our collaboration agreements with Merck

KGaA, comprised of an aggregate of $22.0 million related to BGB-283 and $12.0 million related to BGB-290. The revenue consists of an upfront non-refundable license fee, Phase 1 research and development fees, and a development based target payment related to the collaborative arrangements for BRAF, excluding the $3 million in deferred revenue that was netted against the $10 million repurchase consideration relating to the PARP inhibitors under the ex-PRC license agreement. In accordance with our revenue recognition policy, we recognize these amounts as shown in the table below:

	BGB-283	BGB-290	Total
		(in thousands)
2013	$8,317	$2,823	$11,140
2014	5,906	7,048	12,954
2015	6,707	2,109	8,816
2016	1,070	—	1,070
Total	$22,000	$11,980	$33,980

For the three months ended March 31, 2015 and 2016, substantially all of our revenue was generated solely from Merck KGaA. For the foreseeable future, we expect substantially all of our revenue will be generated from the Merck KGaA Collaboration, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

Operating expenses

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the clinical trials of BGB-3111, BGB-A317, BGB-290 and BGB-283 as a treatment for various cancers and move such drug candidates into additional clinical trials. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Interest expense, net

Interest expense consists primarily of interest on our $10 million 8% Senior Promissory Note and $10 million 8% subordinated convertible promissory note, compounded annually, both issued to MSD in 2011. We also issued an aggregate principal amount of $3.1 million convertible promissory notes to several other investors in 2012 and 2014, all bearing interest of 8% per annum for the first three years and 15% per annum for the remaining term. In October 2014, we completed a Series A preferred share financing, as a result of which, the $10 million MSD subordinated convertible promissory note was automatically converted into 18,518,519 Series A preferred shares, and the other $3.1 million principal amount of convertible promissory notes, along with accrued interest was automatically converted into 5,470,705 Series A preferred shares. We recognized a gain on debt extinguishment of $2.9 million due to the forfeiture of interest upon the conversion, as only the principal amount of the MSD subordinated convertible promissory note was eligible for conversion. In February 2016, in connection with the closing of our initial public offering, the outstanding unpaid principal and interest of the MSD Senior Promissory Note was automatically exchanged into 7,942,314 of our ordinary shares.

Interest income is currently not considered significant to our financial statements, but we expect interest income to increase as we invest the net proceeds from our initial public offering for use in operations.

Results of operations

Comparison of the three months ended March 31, 2015 and March 31, 2016

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016	Change
		(in thousands)
Collaboration revenue	$1,379	$677	$(702)
Operating expenses:
Research and development	(10,059)	(17,877)	(7,818)
General and administrative	(1,132)	(3,134)	(2,002)
Total operating expenses	(11,191)	(21,011)	(9,820)
Loss from operations	(9,812)	(20,334)	(10,522)
Net interest income (expense)	(150)	290	440
Changes in fair value of financial instruments	(188)	(1,514)	(1,326)
Disposal loss on available-for-sale securities	(13)	(712)	(699)
Net other income (expense)	(49)	313	362
Loss before income tax expense	(10,212)	(21,957)	(11,745)
Income tax expense	—	(44)	(44)
Net loss	$(10,212)	$(22,001)	$(11,789)

Revenue

Revenue from the Merck KGaA Collaboration decreased by $0.7 million to $0.7 million for the three months ended March 31, 2016 from $1.4 million for the three months ended March 31, 2015. The decrease was primarily attributable to revenue that was no longer being recognized for BGB-290 for the first quarter in 2016 after we repurchased its ex-PRC right from Merck KGaA in October 2015.

Research and development expense

Research and development expense increased by $7.8 million to $17.9 million for the three months ended March 31, 2016 from $10.1 million for the three months ended March 31, 2015. The following table summarizes our research and development expense by program and stage of development for the three months ended March 31, 2015 and 2016, respectively:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
External cost of clinical-stage programs	$3,928	$9,453
External cost of preclinical-stage programs	753	560
Internal research and development expenses	5,378	7,864
Total research and development expenses	$10,059	$17,877

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

Increases of approximately $2.5 million, $2.2 million and $0.8 million, respectively, for BGB-3111, BGB-A317 and BGB-283.

The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our pipeline, and included the following:

•                  $1.3 million for increased employee salary and benefits, which was primarily attributable to hiring of more development personnel during the three months ended March 31, 2016;

•                  $0.4 million for increased consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our pipeline; and

•                  $0.8 million increase of facilities, reagents, rental fee and other expenses.

Research and development associated stock option expenses were $2.3 million for both the three months ended March 31, 2016 and 2015.

General and administrative expense

General and administrative expense increased by $2.0 million to $3.1 million for the three months ended March 31, 2016 from $1.1 million for the three months ended March 31, 2015. The increase was primarily attributable to the following:

•                  $0.8 million increase of employee salary and benefits, which was primarily attributable to hiring of more personnel during the three months ended March 31, 2016;

•                  $0.7 million increase of professional fees for audit, legal and consulting services, mainly in connection with the preparation of our periodic reports, consulting activities and patent prosecution activities;

•                  $0.3 million increase of general and administrative associated stock option expense ($315,000 in the three months ended March 31, 2016 compared to $19,000 in the three months ended March 31, 2015); and

•                  $0.2 million increase of travel, office, leasing and other administrative expenses, mainly in connection with the global expansion of our company.

Interest income and expense, net

Interest expense (net) decreased by $0.4 million from $0.1 million for the three months ended March 31, 2015, resulting in net interest income of $0.3 million for the three months ended March 31, 2016. The decrease in interest expense was primarily attributable to the decrease in interest expenses following conversion of the Senior Promissory Note in connection with our initial public offering, offset by the interest income attributable to short-term investments municipal bonds and corporate fixed income bonds.

Changes in fair value of financial instruments

Loss from changes in fair value of financial instruments increased by $1.3 million to $1.5 million for the three months ended March 31, 2016 from $0.2 million for the three months ended March 31, 2015. The increase in loss from changes in fair value of financial instruments was primarily attributable to the fair value change of warrant and option.

Disposal loss on available-for-sale securities

The $0.7 million disposal loss on available-for-sale securities was recorded for the three months ended March 31, 2016 following the disposal of the available-for-sale securities.

Other income, net

Other income (net) increased by $362,000 to $313,000 for the three months ended March 31, 2016 from $49,000 of other expense for the three months ended March 31, 2015. Other income primarily consisted of government grants received.

Income tax expense

Income tax expense was $44,000 for the three months ended March 31, 2016 compared with nil for the three months ended March 31, 2015. Current year income tax expense was attributable to BeiGene USA, Inc., a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to BeiGene, Ltd. BeiGene, Ltd. and its other subsidiaries were in a cumulative loss position for the three months ended March 31, 2015 and 2016.

Liquidity and capital resources

Since inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred net losses of $10.2 million and $22.0 million for the three months ended March 31, 2015 and 2016, respectively. As of March 31, 2016, we had an accumulated deficit of $140.2 million. Our primary use of cash is to fund research and development costs. Our operating activities used $3.7 million and $19.8 million of cash flows during the three months ended March 31, 2015 and 2016, respectively. Historically, we have financed our operations principally through proceeds from private placements of preferred shares, promissory notes and convertible notes of $184.4 million and proceeds from the Merck KGaA Collaboration of $37 million. On February 8, 2016, we completed our initial public offering and received net proceeds of $166.2 million, after deducting underwriting discounts and offering expenses. At March 31, 2016, we had cash, cash equivalents and short-term investments of $247.2 million.

The following table provides information regarding our cash flows for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Net cash used in operating activities	$(3,711)	$(19,841)
Net cash provided by investing activities	3,231	40,343
Net cash provided by financing activities	—	170,049
Net effect of foreign exchange rate changes	(51)	86
Net increase in cash and cash equivalents	$(531)	$190,637

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

During the three months ended March 31, 2016, operating activities used $19.8 million of cash, which resulted principally from our net loss of $22.0 million, adjusting for non-cash charges of $5.3 million and interest expense of $0.1 million, and by cash used in our operating assets and liabilities of $3.2 million. Our net non-cash charges during the three months ended March 31, 2016 primarily consisted of a $0.4 million depreciation charge, $2.6 million of share-based compensation expense, a $0.7 million disposal loss on available-for-sale securities and a $1.5 million loss from changes in the fair value of financial instruments.

During the three months ended March 31, 2015, our operating activities used $3.7 million of cash, which resulted principally from our net loss of $10.2 million, adjusted for non-cash charges of $2.9 million and interest expense of $0.3 million, and by cash provided by our operating assets and liabilities of $3.3 million. Our net non-cash charges during the three months ended March 31, 2015 primarily consisted of $0.4 million of depreciation expense, $2.3 million of share-based compensation expense, and a $0.2 million loss from changes in fair value of financial instruments.

Net cash provided by investing activities

Net cash provided by investing activities was $40.3 million for the three months ended March 31, 2016 compared to $3.2 million for the three months ended March 31, 2015. The increase in cash provided by investing activities was primarily due to $43.6 million proceeds received from a net disposal of short-term investments offset by $3.3 million paid to purchase property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $170.0 million for the three months ended March 31, 2016 compared to nil for the three months ended March 31, 2015. The increase was primarily due to the proceeds of $167.9 million from issuance of ordinary shares, net of initial public offering costs and proceeds of $2.1 million from exercise of warrants.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 31, 2016, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. In that time, we expect that our expenses will increase substantially as we fund clinical development of BGB-3111, BGB-A317, BGB-290 and BGB-283, fund new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of holders of ADSs or ordinary shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of holders of ADSs or ordinary shares. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
			(in thousands)
Contractual obligations
Operating lease commitments	$6,220	$1,417	$2,576	$2,227	—
Long-term debt obligation	$6,214	—	$6,214	—	—
Capital commitments	$2,284	$2,284	—	—	—
Total	$14,718	$3,701	$8,790	$2,227	—

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

On April 10, 2016, we entered into a Lease Agreement with Suzhou Industrial Park Biotech Development Co., Ltd. for an approximately 11,000 square meter facility for research and manufacturing use in Suzhou, China. The lease commenced on April 18, 2016 and will expire on July 17, 2021. The initial rent, the payment of which will commence on July 18, 2016, is RMB 280,650 per month, plus service charges of RMB 65,485 per month and other fees for use of the premises, including water costs and electricity. The service charges will remain unchanged for the first three years and the increasing range thereafter will not exceed 5% of the previous yearly service charges. Suzhou Industrial Park will pay our full monthly rent for the first three years and 50% of the monthly rent for the following two years. The lease contains customary covenants, insurance and indemnification obligations, and termination provisions.

Long-term debt obligation

On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park and China Construction Bank, to borrow $18.9 million at a 7% fixed annual interest rate. Fifty percent of the loan will be repaid on September 30, 2018, and the remaining balance will be repaid on September 30, 2019. As of March 31, 2016, we have drawn down $6.2 million which is secured by BeiGene Suzhou’s future equipment purchases and our rights to a PRC patent on a drug candidate. As of March 31, 2016, the outstanding unpaid principal and interest of this bank loan was $6.2 million.

Capital commitments

We had capital commitments amounting to $2.3 million for the acquisition of property, plant and equipment as of March 31, 2016.

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

Critical accounting policies and significant judgments and estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the periods. We evaluate our estimates and judgments on an ongoing basis, including but not limited to, estimating the useful lives of long-lived assets, identifying separate accounting units and estimating the best estimate selling price of each deliverable in our revenue arrangements, assessing the impairment of long-lived assets, share-based compensation expenses, realizability of deferred tax assets and the fair value of warrant and option liabilities. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent accounting pronouncements

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

In February, 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  We are currently evaluating the impact on our condensed consolidated financial statements of adopting this guidance.

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Exchange Act which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion, (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3.                       Quantitative and Qualitative Disclosures about Market Risk.

Interest and credit risk

Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $17.9 million and $208.5 million and short-term investments of $82.6 million and $38.7 million at December 31, 2015 and March 31, 2016, respectively. At March 31, 2016, our cash and cash equivalents were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At March 31, 2016, our short-term investments consisted primarily of high credit quality corporate fixed income bonds and U.S. Treasury securities. We believe that the corporate bonds and the U.S. Treasury securities are of high credit quality and will continually monitor the credit worthiness of these institutions.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

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

RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was depreciation of approximately 4.4% in the year ended December 31, 2015, and appreciation of approximately 1.3% in the three months ended March 31, 2016. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

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

Item 4.                       Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Material weakness and remediation of material weakness

In connection with the audit of our condensed consolidated financial statements for the years ended December 31, 2013, 2014 and 2015, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to having an insufficient number of financial reporting personnel with an appropriate level of knowledge, experience and training in application of GAAP and SEC rules and regulations commensurate with our reporting requirements. Prior to the completion of our initial public offering, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting.

We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

•                  hiring additional financial professionals with appropriate accounting and SEC reporting experience;

•                  increasing the number of qualified financial reporting personnel;

•                  improving the capabilities of existing financial reporting personnel through training and education in the accounting and reporting requirements under GAAP and SEC rules and regulations;

•                  developing, communicating and implementing an accounting policy manual for our financial reporting personnel for recurring transactions and period-end closing processes; and

•                  establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our condensed consolidated financial statements and related disclosures.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies that file reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm may be required to attest to our internal control over financial reporting. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our independent registered public accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” under the JOBS Act. We are in the process of improving the internal control over financial reporting required to comply with this obligation. However, there is no guarantee that our efforts will result in management’s ability to conclude, or, if required, our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2016.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.                       Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.    Risk Factors.

The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report, including our financial statements and the related notes and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in the ADSs. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of the ADSs could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

The risk factors denoted with a “*” are newly added or have been materially updated from our Annual Report.

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

*We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2010. For the three months ended March 31, 2015 and 2016, we reported a net loss of $10.2 million and $22.0 million, respectively, and had a deficit accumulated of $140.2 million as of March 31, 2016. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

*We will need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary drug candidates.

We have financed our operations with a combination of equity and debt offerings, contracts, and private and public grants. Through March 31, 2016, we raised approximately $170 million in private equity financing and $10 million in non-convertible debt financings. To date, we have received a total of $37 million in upfront payments and milestone payments through our collaboration arrangements with Merck KGaA for BGB-283 and BGB-290. On February 8, 2016, we completed our initial public offering of the ADSs and received net proceeds of $166.2 million, after deducting underwriting discount and offering expenses. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any product sales revenue.

Our operations have consumed substantial amounts of cash since inception. Our operating activities used $3.7 million and $19.8 million of net cash during the three months ended March 31, 2015 and 2016, respectively. We expect to continue to spend substantial amounts on drug discovery advancing the clinical development of our drug candidates, and launching and commercializing any drug candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

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

*Our investments are subject to risks that could result in losses.

We had cash and cash equivalents of $17.9 million and $208.5 million and short-term investments of $82.6 million and $38.7 million at December 31, 2015 and March 31, 2016, respectively. At March 31, 2016, our short-term investments mainly consisted of high credit quality corporate fixed income bonds and U.S. Treasury securities. On February 8, 2016, we completed our initial public offering of the ADSs and received net proceeds of $166.2 million, after deducting underwriting discount and offering expenses. We may invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, including commercial paper and money market instruments, which may not yield a favorable return to our shareholders. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. Our primary exposure to market risk relates to fluctuations in the interest rates of the PRC and the United States. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.

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

We may not be successful in our efforts to identify or discover additional drug candidates. Due to our limited resources and access to capital, we must and have in the past decided to prioritize development of certain drug candidates; these decisions may prove to have been wrong and may adversely affect our business.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, including genetic differences, patient adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. In the case of any trials we conduct, results may differ from earlier trials due to the larger number of clinical trial sites and additional countries and languages involved in such trials. For example, as of January 2016 we voluntarily decided to temporarily suspend new patient accrual to our dose-escalation trial for BGB-283 in China to allow evaluation of pharmacokinetics, safety and efficacy after we found more frequent observation of thrombocytopenia in the China trial as compared to the Australia / New Zealand trial. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be favorable.

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

•                  failure to demonstrate that a drug candidate is safe and effective or that a biologic drug candidate is safe, pure, and potent for its proposed indication;

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

Risks related to commercialization of our drug candidates

*If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

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

Specifically, in China, the CFDA categorizes domestically-manufactured innovative drug applications as Category 1 and imported innovative drug applications as Category 3. To date, most of local companies’ domestically-manufactured drug applications are filed in Category 1 if the drug has not already been approved by the FDA or EMA. Most multinational pharmaceutical companies’ drug registration applications are filed in Category 3. These two categories have distinct approval pathways, as described in the section of our Annual Report titled “Item 1—Business—Regulatory Framework and Structural Advantages of Being a China-Based Research and Development Organization.” We believe the local drug registration pathway, Category 1, is a faster and more efficient path to approval in the Chinese market than Category 3. Companies are required to obtain Clinical Trial Application approval before conducting clinical trials in China. This registration pathway has a fast track review and approval mechanism if the drug candidate is on a national priority list. Imported drug registration pathway, Category 3, is more complex and is evolving. China Category 3 registration applications may only be submitted after a drug has obtained an NDA approval and received the Certificate of Pharmaceutical Product granted by a major drug regulatory authority, such as the FDA or EMA.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. See the section of our Annual Report titled “Item 1—Business—Competition.”

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

Risks related to our intellectual property

*A significant portion of our intellectual property portfolio currently comprises pending patent applications that have not yet been issued as granted patents and if our pending patent applications fail to issue our business will be adversely affected. If we are unable to obtain and maintain patent protection for our technology and drugs, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States, the PRC and other countries with respect to our proprietary technology and drug candidates. As of May 9, 2016, we own five issued U.S. patents and nine pending U.S. patent applications as well as corresponding patents and patent applications internationally. In addition, we own five pending international patent applications under the Patent Cooperation Treaty, or PCT, which we plan to file nationally in the United States and other jurisdictions. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. We have sought to protect our proprietary position by filing patent applications in the United States, the PRC and other countries related to novel technologies and drug candidates that we consider are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or drug candidates or which effectively prevent others from commercializing competitive technologies and drug candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. Under the Leahy-Smith America Invents Act enacted in 2011, the United States moved to this first-to-file system in early 2013 from the previous system under which the first to make the claimed invention was entitled to the patent. We may become involved in interference interpartes review, post-grant review, ex parte reexamination, derivation, opposition or similar other proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drug candidates and compete directly with us, or result in our inability to manufacture or commercialize drug candidates without infringing third-party patent rights.

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

*We may not be able to protect our intellectual property rights throughout the world.

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

We currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the same. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.

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

Our commercial success depends in part on our avoiding infringement of the patents and other intellectual property rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including inter partes review, post-grant review, interference and ex parte reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO, or oppositions and other comparable proceedings in non-U.S. jurisdictions. Numerous issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing drug candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drug candidates may give rise to claims of infringement of the patent rights of others.

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

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business. For example, in 2013, we entered into collaboration agreements with Merck KGaA pursuant to which we have agreed to license the ex-China rights of BGB-283 to Merck KGaA as discussed further in the section of our Annual Report titled “Item 1—Business—Collaboration with Merck KGaA.”. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party.

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

*We will need to increase the size and capabilities of our organization, and we may experience difficulties in managing our growth.

As of March 31, 2016, we had over 240 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Prior to the completion of our initial public offering, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the audit of our financial statements as of and for the years ended December 31, 2013, 2014 and 2015, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to having an insufficient number of financial reporting personnel with an appropriate level of knowledge, experience and training in application of GAAP and SEC rules and regulations commensurate with our reporting requirements.

We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

•                  hiring additional financial professionals with GAAP and SEC reporting experience;

•                  increasing the number of qualified financial reporting personnel;

•                  improving the capabilities of existing financial reporting personnel through training and education in the accounting and reporting requirements under GAAP and SEC rules and regulations;

•                  developing, communicating and implementing an accounting policy manual for our financial reporting personnel for recurring transactions and period-end closing processes; and

•                  establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our condensed consolidated financial statements and related disclosures.

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

*If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates.

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

•                  the inability to commercialize any drug candidate; and

•                  a decline in the ADS price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of drugs we develop, alone or with collaborators. Although we currently hold $5 million in product liability coverage in the aggregate, the amount of such insurance coverage may not be adequate, we may be unable to maintain such insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Our research operations and manufacturing facilities are in China, which we believe confers clinical, commercial and regulatory advantages. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. See the section of our Annual Report titled “Item 1—Business—Regulatory Framework and Structural Advantages of Being a China-Based Research and Development Organization” for a discussion of regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our drug candidates in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach is aligned with the Chinese government’s policies, but we cannot ensure that our strategy and approach will continue to be aligned.

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

*In the future, we may rely to some extent on dividends and other distributions on equity from our principal operating subsidiaries to fund offshore cash and financing requirements.

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

Under PRC laws, rules and regulations, each of our subsidiaries incorporated in China is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As a result of these laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2016, these restricted assets totaled RMB 24.4 million ($3.8 million).

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

The audit report included in the Annual Report is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board, or the PCAOB, and, as such, our shareholders are deprived of the benefits of such inspection.

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

*Future sales of the ADSs in the public market could cause the ADS price to fall.

The ADS price could decline as a result of sales of a large number of the ADSs or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of May 9, 2016, we had 427,443,931 ordinary shares outstanding, of which 108,186,611 ordinary shares were held in the form of 8,322,047 American Depositary Shares. The resale of approximately 318,133,197 ordinary shares, or 74.4% of our outstanding ordinary shares as of May 9, 2016 is currently prohibited or otherwise restricted as a result of lock-up agreements entered into by our shareholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions, these ordinary shares will be able to be sold in the public market beginning as early as August 1, 2016.

We have also registered the offer and sale of all ordinary shares that we may issue under our equity compensation plans, including upon the exercise of share options. These ordinary shares can be freely sold in the public market upon issuance, subject to the lock-up agreements expiring on August 1, 2016.

As of May 9, 2016, the holders of approximately 313,452,707 ordinary shares, or 73.3%, of our outstanding ordinary shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their ordinary shares or to include their ordinary shares in registration statements that we may file for ourselves or other shareholders. Once we register the offer and sale of ordinary shares for the holders of registration rights, they can be freely sold in the public market.

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

The depositary for the ADSs is entitled to charge holders fees for various services including for the issuance of ADSs upon deposit of ordinary shares, cancellation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company, or DTC, the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time.

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

*Our corporate actions are substantially controlled by our directors, executive officers and other principal shareholders, who can exert significant influence over important corporate matters, which may reduce the price of the ADSs and deprive you of an opportunity to receive a premium for your ADSs.

Our directors, executive officers and principal shareholders beneficially owned approximately 65.5% of our outstanding ordinary shares as of May 9, 2016. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of the ADSs. These actions may be taken even if they are opposed by our other shareholders, including the holders of the ADSs. In addition, these persons could divert business opportunities away from us to themselves or others.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

1. In January 2016, we granted under our 2011 Option Plan options exercisable for an aggregate of 2,417,152 ordinary shares to certain employees, consultants and a director of our company at an exercise price of $1.85 per share, the initial offering price per ordinary share calculated based on the initial public offering price per American Depositary Share divided by 13, the then ordinary share-to-ADS ratio.

2. As previously disclosed, we had (i) 668,127 shares issuable upon the exercise of warrants outstanding as of September 30, 2015 at an exercise price of $0.675 per share, which warrants prior to the closing of the initial public offering were exercisable to purchase our Series A preferred shares (which would automatically convert into ordinary shares at the closing of the initial public offering); (ii) 2,592,593 shares issuable upon the exercise of warrants outstanding as of September 30, 2015 at an exercise price of $0.675 per share, which warrants prior to the closing of the initial public offering were exercisable to purchase our ordinary shares; and (iii) 1,451,586 shares issuable upon the exercise of options outstanding as of September 30, 2015 at an exercise price of $0.675 per share, which options prior to the closing of the initial public offering were exercisable to purchase our ordinary shares.  In January and February 2016 and prior to the closing of the initial public offering, we issued 4,665,816 ordinary shares (as converted) to the holders of the warrants and options upon exercises of these warrants and options at an exercise price of $0.675 per share.

3. As previously disclosed, on February 2, 2011, we issued an 8% senior note for an aggregate principal amount of $10 million to Merck Sharp & Dohme Research GmbH, or MSD.  Pursuant to a Note Amendment and Exchange Agreement, dated January 26, 2016, by and between our company and MSD, on February 8, 2016, the entire outstanding unpaid principal and interest of the MSD note as of February 2, 2016 (i.e., $14,693,281) was automatically exchanged into 7,942,314 of our ordinary shares at $1.85 per share, the initial offering price per ordinary share calculated based on the initial public offering price per American Depositary Share divided by 13, the then ordinary share-to-ADS ratio.

We deemed the grants of share options described in paragraph 1 above and the issuance of ordinary shares upon the exercise of share options as exempt pursuant to (1) Section 4(a)(2) of the Securities Act in that the transactions were between an issuer and members of its senior executive management and did not involve any public offering within the meaning of Section 4(a)(2), (2) Rule 701 promulgated under the Securities Act in that the transactions were under compensatory benefit plans and contracts relating to compensation or (3) Regulation S promulgated under the Securities Act in that offers, sales and issuances were not made to persons in the United States and no directed selling efforts were made in the United States.

We deemed the offers, sales and issuances of the securities described in paragraphs 2 and 3 above to be exempt from registration under the Securities Act, either (1) under Section 4(a)(2) of the Securities Act in that the transactions were between an issuer and sophisticated investors and did not involve any public offering within the meaning of Section 4(a)(2), (2) under Regulation S promulgated under the Securities Act in that offers, sales and issuances were not made to persons in the United States and no directed selling efforts were made in the United States or (3) under Section 3(a)(9) of the Securities Act as exchange offers.

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

Use of proceeds

On February 8, 2016, we closed the sale of 7,590,000 ADSs to the public at an initial public offering price of $24.00 per ADS, including the exercise in full by the underwriters of their option to purchase additional ADSs. The ordinary shares in the form of ADSs in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-207459), which was filed with the SEC on October 16, 2015 and amended subsequently and declared effective on February 2, 2016. Following the sale of the ADSs in connection with the closing of our initial public offering, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. The underwriters of the offering were Goldman, Sachs & Co., Morgan Stanley, and Cowen and Company acting as joint book-running managers for the offering and as representatives of the underwriters. Baird acted as co-manager for the offering.

We raised $166.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of approximately $16.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

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

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Mine Safety Disclosures.

Not applicable.

Item 5.                       Other Information.

Not applicable.

Item 6.                       Exhibits.

See the Exhibit Index on the page immediately following the signature page to this Quarterly Report for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: May 12, 2016	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Registrant, as currently in effect	8-K	02/11/2016	3.1
4.1	Deposit Agreement dated February 5, 2016 by and among the Registrant, the Depositary and holders of the American Depositary Receipts	8-K	02/11/2016	4.1
4.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts	8-K	04/11/2016	4.1
4.3	Form of American Depositary Receipt (included in Exhibit 4.2)	8-K	04/11/2016	4.2
4.4	Specimen Certificate for Ordinary Shares	S-1	12/09/2015	4.3
4.5	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein	S-1	10/16/2015	4.4
4.6	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein	S-1	01/27/2016	10.21
10.1†	2016 Share Option and Incentive Plan and forms of agreements thereunder	S-1	01/19/2016	10.2
10.2†	Form of Indemnification Agreement, entered into between the Registrant and its directors and officers	S-1	01/19/2016	10.3
10.3†	Senior Executive Cash Incentive Bonus Plan	S-1	01/19/2016	10.19
10.4	Note Amendment and Exchange Agreement, dated January 26, 2016, by and between the Registrant and Merck Sharp & Dohme Research GmbH	S-1	01/27/2016	10.20
10.5	Lease Agreement, dated as of April 10, 2016, between the Registrant and Suzhou Industrial Park Biotech Development Co., Ltd (English Translation)				X
10.6†	Separation Agreement and Release, dated as of April 28, 2016, by and between the Registrant and RuiRong Yuan				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016 (unaudited); (ii) Condensed

					X

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2015 and 2016; (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2016; and (v) Notes to the Condensed Consolidated Financial Statements.

†                 Indicates a management contract or any compensatory plan, contract or arrangement.

*                 Furnished herewith.