Form 10-Q
period 2016-06-30
BeiGene, Ltd.
filed 2016-08-10
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐		Accelerated Filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting	Smaller reporting company	☐
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 8, 2016, 427,919,031 ordinary shares, par value $0.0001 per share, were outstanding, of which 116,130,664 ordinary shares were held in the form of 8,933,128 American Depositary Shares, each representing 13 ordinary shares.

BeiGene, Ltd.
Quarterly Report on Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

BEIGENE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

		As of
	Note	December 31, 2015	June 30, 2016
		$	$
		(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents		17,869	58,084
Short-term investments	3	82,617	168,535
Prepaid expenses and other current assets		5,783	6,135
Total current assets		106,269	232,754
Property and equipment, net	4	6,612	9,752
Other non-current assets		3,883	8,724
Total non-current assets		10,495	18,476
Total assets		116,764	251,230
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable		8,980	6,071
Advances from customers		1,070	—
Accrued expenses and other payables	6	8,351	14,226
Senior Promissory Note	9	14,598	—
Warrant and option liabilities	7	2,173	—
Tax payable		—	168
Total current liabilities		35,172	20,465
Non-current liabilities:
Long-term bank loan	8	6,188	10,553
Deferred rental		980	—
Other long-term liabilities		105	165
Total non-current liabilities		7,273	10,718
Total liabilities		42,445	31,183
Commitments and contingencies	18	—	—
Convertible preferred shares	10	176,084	—

Series A (par value US$0.0001 per share; 120,000,000 shares authorized; 116,785,517 shares issued and outstanding as of December 31, 2015) and Series A-2 (par value US$0.0001 per share; 100,000,000 shares authorized; 83,205,124 shares issued and outstanding as of December 31, 2015)

Total mezzanine equity		176,084	—
Shareholders’ deficit:
Ordinary shares (par value of US$0.0001 per share; 9,500,000,000 shares authorized; 427,919,031 shares issued and outstanding as of June 30, 2016 (December 31, 2015: 116,174,094 shares))		12	43
Additional paid-in capital		18,227	385,787
Accumulated other comprehensive loss	15	(1,809)	(1,463)
Accumulated deficit		(118,195)	(164,320)
Total shareholders’ (deficit) equity	16	(101,765)	220,047
Total liabilities, mezzanine equity and shareholders’ (deficit) equity		116,764	251,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2015	2016	2015	2016
		$	$	$	$
Revenue
Collaboration revenue		1,380	393	2,759	1,070
Total revenue		1,380	393	2,759	1,070
Operating expenses:
Research and development		(6,737)	(21,117)	(16,796)	(38,994)
General and administrative		(1,208)	(3,904)	(2,340)	(7,038)
Total operating expenses		(7,945)	(25,021)	(19,136)	(46,032)
Loss from operations		(6,565)	(24,628)	(16,377)	(44,962)
Interest income		409	262	526	756
Interest expense		(273)	(141)	(540)	(345)
Changes in fair value of financial instruments	7	(14)	—	(202)	(1,514)
Disposal loss on available-for-sale securities		(44)	(228)	(57)	(940)
Other income		809	748	809	1,063
Other expense		37	(2)	(12)	(4)
Loss before income tax expense		(5,641)	(23,989)	(15,853)	(45,946)
Income tax expense	5	—	(135)	—	(179)
Net loss		(5,641)	(24,124)	(15,853)	(46,125)
Loss per share	13
Basic and diluted		(0.05)	(0.06)	(0.15)	(0.13)
Weighted-average number of ordinary shares used in net loss per share calculation	13
Basic and diluted		108,544,901	427,746,711	108,520,761	360,894,390
Loss per ADS
Basic and diluted		(0.68)	(0.73)	(1.90)	(1.66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	$	$	$	$
Net loss	(5,641)	(24,124)	(15,853)	(46,125)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(32)	(486)	(81)	(390)
Unrealized holding (loss) gain, net	(365)	275	(421)	736
Comprehensive loss	(6,038)	(24,335)	(16,355)	(45,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

		Six Months Ended June 30,
	Note	2015	2016
		$	$
Operating activities
Net loss		(15,853)	(46,125)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expenses	4	725	931
Share-based compensation expenses	14	3,224	3,899
Loss on disposal of property and equipment		2	—
Changes in fair value of financial instruments		202	1,514
Disposal loss on available-for-sale securities		57	940
Interest expense		540	93
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(742)	(1,982)
Other non-current assets		(29)	(321)
Accounts payable		1,164	(3,075)
Advances from customers		(2,761)	(1,070)
Accrued expenses and other payables		297	5,871
Tax payable		—	168
Other long-term liabilities		(28)	60
Net cash used in operating activities		(13,202)	(39,097)
Investing activities
Purchases of property and equipment		(1,028)	(8,758)
Purchase of available-for-sale securities		(90,115)	(176,993)
Proceeds from disposal of available-for-sale securities		18,678	90,546
Proceeds from disposal of property and equipment		3	—
Net cash used in investing activities		(72,462)	(95,205)
Financing activities
Proceeds from issuance of ordinary shares, net of initial public offering costs		—	167,931
Proceeds from issuance of preferred shares		97,350	—
Payment of convertible preferred shares issuance cost		(75)	—
Repayment of short-term loan		(322)	—
Proceeds from long-term loan		—	4,521
Proceeds from exercise of warrants		—	2,118
Net cash provided by financing activities		96,953	174,570
Effect of foreign exchange rate changes, net		(31)	(53)
Net increase in cash and cash equivalents		11,258	40,215
Cash and cash equivalents at beginning of period		13,898	17,869
Cash and cash equivalents at end of period		25,156	58,084
Supplemental cash flow disclosures:
Income taxes paid		—	25
Interest expense paid		7	242
Non-cash activities:
Conversion of Senior Promissory Note		—	14,693
Conversion of deferred rental		—	980
Conversion of convertible preferred shares		—	176,084
Conversion of warrant and option liabilities		—	3,687
Initial public offering costs accrued in accrued expenses and other payables		—	166
Acquisitions of equipment included in accounts payable		36	78

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

As at June 30, 2016, the Company’s wholly-owned subsidiaries are as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Percentage of Ownership by the Company	Principal Activities
BeiGene (Hong Kong) Co., Limited.	Hong Kong	November 22, 2010	100%	Investment holding
BeiGene (Beijing) Co., Ltd. (“BeiGene Beijing”)	The People’s Republic of China (“PRC” or “China”)	January 24, 2011	100%	Medical and pharmaceutical research
BeiGene AUS Pty Ltd.	Australia	July 15, 2013	100%	Clinical trial activities
BeiGene 101 Ltd.	Cayman Islands	August 30, 2012	100%	Medical and pharmaceutical research
BeiGene (Suzhou) Co., Ltd. (“BeiGene (Suzhou)”)	PRC	April 9, 2015	100%	Medical and pharmaceutical research
BeiGene USA, Inc.	United States	July 8, 2015	100%	Clinical trial activities
BeiGene (Shanghai) Co., Ltd. (“BeiGene (Shanghai)”)	PRC	September 11, 2015	100%	Medical and pharmaceutical research

2.  Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June

30, 2015 and 2016, the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2016, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, which are all wholly-owned by the Company. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents which consist primarily of money market funds are stated at fair value.

Fair value measurements

Fair value of financial instruments

Financial instruments of the Company primarily include cash and cash equivalents, short-term investments, long-term bank loan, accounts payable, Senior Promissory Note, convertible preferred shares, and warrant and option liabilities. As of December 31, 2015 and June 30, 2016, the carrying values of cash and cash equivalents, and accounts payable approximated their fair values due to the short-term maturity of these instruments. The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets. The short-term investments represented the available-for-sale debt securities which are recorded at fair value based on quoted prices in active markets with unrealized gain or loss recorded in other comprehensive income/loss. The long-term bank loan approximates its fair value due to the fact that the related interest rate approximates the rate currently offered by financial institutions for similar debt instruments of comparable maturities. The warrant and option liabilities were recorded at fair value as determined on the respective issuance dates and subsequently adjusted to the fair value at each reporting date. The Senior Promissory Note and convertible preferred shares were initially recorded at issue price net of issuance costs. Prior to the exercise dates, the Company determined the fair values of the warrant and option liabilities with the assistance of an independent third party valuation firm. On the exercise dates, the Company determined the fair values of the warrant and option liabilities using the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price, as the exercise dates were immediately prior to or very close to the IPO closing date.

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

Financial instruments measured at fair value on a recurring basis

The following tables set forth assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and June 30, 2016:

As of December 31, 2015	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
Corporate fixed income bonds	69,255	—	—
U.S. Treasury securities	8,000	—	—
Municipal Bonds	5,362	—	—
Option to purchase shares by rental deferral (note 7)	—	—	1,388
Warrants in connection with the convertible promissory notes (note 7)	—	—	785

As of June 30, 2016	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
Corporate fixed income bonds	12,455	—	—
Municipal Bonds	3,002	—	—
U.S. Treasury securities	153,078	—	—
Cash equivalents
Money market funds	32,321	—	—

The Company has measured the option to purchase shares by rental deferral and the warrants in connection with the convertible promissory notes at fair values on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015. The option and warrants have been exercised as of June 30, 2016. The Company determined the exercise date fair value of the warrants and option using significant other observable inputs (Level 2).

The following tables present a reconciliation of the option and warrant liabilities for the six months ended June 30, 2016.

Warrant and Option Liabilities
$
Balance as of December 31, 2015	2,173
Recognized	—
Unrealized loss	1,514
Settlement	(3,687)
Balance as of June 30, 2016	—
The amount of total unrealized loss for the six months ended June 30, 2016 included in losses	1,514

Realized and unrealized gain or loss for the three and six months ended June 30, 2015 and 2016 was recorded as “Changes in fair value of financial instruments” in the condensed consolidated statements of operations.

Recent accounting pronouncements

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers-Deferral of the effective date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”), issued in May 2014. According to the amendments in ASU 2015-14, the new revenue guidance ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers — Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers — Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarify guidance related to identifying performance obligations and licensing implementation guidance contained in ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers — Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition and provides practical expedients for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date for the amendment in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date of ASU No. 2014-09. The Company is currently evaluating the method of adoption to be utilized and it cannot currently estimate the financial statement impact of adoption.

In February, 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  The Company is currently evaluating the impact on its financial statements of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the method of adoption to be utilized and it cannot currently estimate the financial statement impact of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”). The amendments in ASU 2016-13 update guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. SEC filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the method of adoption to be utilized and it cannot currently estimate the financial statement impact of adoption.

3. Short-term investments

Short-term investments as of December 31, 2015 consisted of the following available-for-sale exchange-traded debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
Corporate fixed income bonds	70,383	—	1,128	69,255
U.S. Treasury securities	7,999	1	—	8,000
Municipal Bonds	5,441	—	79	5,362
Total	83,823	1	1,207	82,617

Short-term investments as of June 30, 2016 consisted of the following available-for-sale exchange-traded debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
Corporate fixed income bonds	12,755	—	300	12,455
U.S. treasury securities	153,225	57	204	153,078
Municipal Bonds	3,024	—	22	3,002
Total	169,004	57	526	168,535

Contractual maturities of all debt securities as of June 30, 2016 were within one year. The Company does not intend to sell the debt securities and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity. Therefore, the Company does not consider the debt securities to be other-than-temporarily impaired at June 30, 2016.

4. Property and equipment

Property and equipment consisted of the following as of December 31, 2015 and June 30, 2016:

	As of
	December 31, 2015	June 30, 2016
	$	$
Office equipment	213	225
Electronic equipment	424	582
Laboratory equipment	5,919	6,942
Computer software	186	215
Leasehold improvements	5,954	6,280
Property and equipment, at cost	12,696	14,244
Less accumulated depreciation and amortization	(6,084)	(6,845)
Construction in progress	—	2,353
Property and equipment, net	6,612	9,752

Depreciation expenses for the three and six months ended June 30, 2015 were $373 and $725, respectively. Depreciation expenses for the three and six months ended June 30, 2016 were $492 and $931, respectively.

5. Income taxes

Income tax expense was $135 and $179, respectively, for the three and six months ended June 30, 2016 compared with nil for both the three and six months ended June 30, 2015. Current year income tax expense was attributable to BeiGene USA, Inc., a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to the Company. The

Company and its other subsidiaries were in a cumulative loss position for the three and six months ended June 30, 2015 and 2016.

The Company recorded a full valuation allowance against deferred tax assets for all periods presented.  No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.

6. Accrued expenses and other payables

	As of
	December 31, 2015	June 30, 2016
	$	$
Payroll payables	275	168
Accrued operating expenses	5,513	10,371
Other payables	2,563	3,687
Total accrued expenses and other payables	8,351	14,226

7. Warrant and option liabilities

	As of
	December 31, 2015	June 30, 2016
	$	$
Option to purchase shares by rental deferral	1,388	—
Warrants in connection with the promissory notes	785	—
Total	2,173	—

Option to purchase shares by rental deferral

On September 1, 2012, in conjunction with a lease agreement of one of its premises, the Company granted the landlord an option to purchase the Company’s ordinary shares (the “Option”) in exchange for the deferral of the payment of one year’s rental expense. The Option is a freestanding instrument and is recorded as liability in accordance with ASC480, Distinguishing Liabilities from Equity. The Option was initially recognized at fair value with subsequent changes in fair value recorded in losses. Prior to the Company’s IPO, the Company determined the fair value of the Option with the assistance of an independent third party valuation firm. On February 8, 2016, immediately prior to the Company’s IPO, the landlord exercised the Option to purchase 1,451,586 ordinary shares of the Company. As the exercise date was the IPO closing date, the exercise date fair value of $1.750 was determined based on the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price. During the three and six months ended June 30, 2015, the Company recognized a loss from the increase in fair value of the Option of $6 and $112, respectively.  During the three and six months ended June 30, 2016, the Company recognized a loss from the increase in fair value of the Option of nil and $1,151, respectively.

Warrants in connection with the promissory notes

During the years ended December 31, 2012 and 2014, the Company entered into agreements with several investors to issue convertible promissory notes, and related warrants to purchase the Company’s preferred shares up to 10% of the convertible promissory notes’ principal amount concurrently for an aggregate principal amount of $2,410. The warrants were freestanding instruments and were recorded as liabilities in accordance with ASC480. The warrants were initially recognized at fair value with subsequent changes in fair value recorded in losses. In January and February, 2016, the warrants issued in connection with the promissory notes were exercised for 621,637 Preferred Shares, which shares were converted into 621,637 ordinary shares. As the exercise dates were very close to the IPO closing date, the respective exercise date fair value of $1.750 per share was determined based on the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price.

For the three and six months ended June 30, 2015, the Company recognized loss from the increase in fair value of $8 and $90, respectively. For the three and six months ended June 30, 2016, the Company recognized loss from the increase in fair value of nil and $363, respectively.

8.  Long-term bank loan

On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park and China Construction Bank, to borrow $18,885 at a 7% fixed annual interest rate. As of June 30, 2016, the Company has drawn down $10,533 which is secured by BeiGene Suzhou’s future equipment purchases and the Company’s rights to a PRC patent on a drug candidate. The loan amounts of $9,443 and $1,090 are repayable on September 30, 2018 and 2019, respectively. Interest expense recognized for the three and six months ended June 30, 2016 amounted to $142 and $250, respectively.

9.  Senior Promissory Note

On January 26, 2016, the Company entered into a note amendment and exchange agreement with Merck Sharp & Dohme Research GmbH (“MSD”), pursuant to which, the maturity date of the Senior Promissory Note was extended to May 2, 2016 from February 2, 2016. In addition, if the IPO occurred on or prior to May 2, 2016, subject to certain limitations, the outstanding unpaid principal and interest of the Senior Promissory Note as of the effectiveness date of the Company’s IPO (the “Exchanged Balance”) would be automatically exchanged, effective immediately prior to the closing of the IPO, into up to a number of the Company’s ordinary shares equal to the quotient of (1) the Exchanged Balance divided by (2) the per ordinary share public offering price in the IPO. The amendments and subsequent extinguishment of the Senior Promissory Note did not result in any gain or loss since the conversion rate was set at the IPO Price.

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

(ii)          Automatic conversion: All outstanding Preferred Shares shall automatically be converted into ordinary shares at the then effective Preferred Shares conversion price upon (i) the closing of a Qualified IPO; or (ii) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 80.63% of the then-outstanding Preferred Shares. Upon conversion of the Preferred Shares, all unpaid cumulative dividends on the Preferred Shares shall no longer be payable.

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

11.  Related party balances and transactions

During the three and six months ended June 30, 2015, a shareholder provided consulting services to the Company at a fee of $25 and $50, respectively. During the three and six months ended June 30, 2016, a shareholder, who is also a director, provided consulting services to the Company at a fee of $25 and $50, respectively.

12.  Research and development collaborative arrangements

The Company did not enter into any new collaborative arrangements during the three or six months ended June 30, 2015 and 2016.

The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	$	$	$	$
License revenue	—	—	—	—
Research and development revenue	1,380	393	2,759	1,070
Total	1,380	393	2,759	1,070

The Company recorded advances from customers related to the collaboration of approximately $1,070 and nil at December 31, 2015 and June 30, 2016, respectively.

13.  Loss per share

Loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	$	$	$	$
Numerator:
Net loss attributable to ordinary shareholders for computing basic and diluted loss per ordinary share	(5,641)	(24,124)	(15,853)	(46,125)
Denominator:
Weighted average number of ordinary shares outstanding for computing basic and diluted loss per ordinary share	108,544,901	427,746,711	108,520,761	360,894,390
Basic and diluted loss per share	(0.05)	(0.06)	(0.15)	(0.13)

For the three and six months ended June 30, 2015 and 2016, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position.

The effects of all convertible preferred shares, share options, restricted shares, warrants and option to purchase ordinary or preferred shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three months ended June 30, 2015 and the six months ended June 30, 2015 and 2016. The effects of all share options and restricted shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three months ended June 30, 2016.

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

In January 2016, the Company granted 2,417,152 options with an exercise price of $1.85 per ordinary share under the 2011 Plan.

On February 8, 2016, the Company granted 460,626 options with an exercise price of $2.43 per ordinary share under the 2016 Plan.

On May 3, 2016, the Company granted 2,376,000 options with an exercise price of $2.05 per ordinary share and 475,000 restricted ordinary shares under the 2016 Plan.

Generally, options have a contractual term of 10 years and vest over a three- to five-year period, with the first tranche vesting one calendar year after the grant date or the service relationship start date and the remainder of the awards vesting on a monthly basis thereafter.

The restricted ordinary shares vest evenly over a four-year period on a yearly basis.

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

The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	$	$	$	$
Research and development	890	744	3,185	3,043
General and administrative	20	541	39	856
Total	910	1,285	3,224	3,899

15.  Accumulated other comprehensive loss

The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses)	Total
	$	$	$
Balance as of December 31, 2015	(602)	(1,207)	(1,809)
Other comprehensive income before reclassifications	(390)	(204)	(594)
Amounts reclassified from accumulated other comprehensive loss	—	940	940
Net-current period other comprehensive loss	(390)	736	346
Balance as of June 30, 2016	(992)	(471)	(1,463)

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

17.  Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2015 and June 30, 2016, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $3,383 and $3,573, respectively.

18.  Commitments and contingencies

Operating lease commitments

The Company leases office facilities under non-cancelable operating leases expiring on different dates. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases, and the terms of the leases do not contain rent escalation, contingent rent, renewal, or purchase options.

There are no restrictions placed upon the Company by entering into these leases. Total expenses under these operating leases were $263 and $551 for the three and six months ended June 30, 2015, respectively. Total expenses under these operating leases were $309 and $625 for the three and six months ended June 30, 2016, respectively.

Future minimum payments under non-cancelable operating leases consist of the following as of June 30, 2016

$
Six months ending December 31, 2016	1,007
Year ending December 31, 2017	1,787
Year ending December 31, 2018	1,555
Year ending December 31, 2019	1,273
Year ending December 31, 2020	1,396
Year ending December 31, 2021 and thereafter	166
Total	7,184

Capital commitments

The Company had capital commitments amounting to $12,451 for the acquisition of property, plant and equipment as of June 30, 2016.

19. Subsequent Events

New option grants

Subsequent to June 30, 2016, the Company in aggregate granted 15,832,527 options to employees and 3,322,080 options to consultants with an exercise price per ordinary share equal to 1/13 of the closing price of the Company’s American Depositary Shares quoted on the NASDAQ Stock Exchange on the applicable grant date under the 2016 plan.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q, or this Quarterly Report, titled “Item 1—Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials; the ability of our drug candidates to be granted or to maintain Category 1 designation with the China Food and Drug Administration, or CFDA; our reliance on the success of our clinical-stage drug candidates BGB-3111, BGB-A317, BGB-290 and BGB-283 and certain other drug candidates, as monotherapies and in combination; the timing or likelihood of regulatory filings and approvals; the commercialization of our drug candidates, if approved; our ability to develop sales and marketing capabilities; the pricing and reimbursement of our drug candidates, if approved; the implementation of our business model, strategic plans for our business, drug candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology; our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties; cost associated with defending intellectual property infringement, product liability and other claims; regulatory developments in the United States, China and other jurisdictions; the accuracy of our estimates regarding expenses, future revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or obtain additional grant funding; the rate and degree of market acceptance of our drug candidates; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our drug candidates and our ability to serve those markets; our ability to effectively manage our anticipated growth; our ability to attract and retain qualified employees and key personnel; our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of the American Depositary Shares, or ADSs, and impact of securities analysts’ reports on these prices; and other risks and uncertainties, including those listed under “Part II—Item 1A—Risk Factors.” These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II—Item 1A—Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.

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

We have used our cancer biology platform to develop four clinical-stage drug candidates that we believe have the potential to be best-in-class or first-in-class. In addition, we believe that each has the potential to be an important component of a drug combination addressing major unmet medical needs. Our clinical-stage drug candidates include three molecularly targeted agents, BGB-3111, BGB-290 and BGB-283 and one immuno-oncology agent, BGB-A317. BGB-3111 is a potent and selective small molecule inhibitor of BTK. BGB-290 is a highly selective small molecule inhibitor of PARP1 and PARP2. BGB-283 is a small molecule inhibitor of both the monomer and dimer forms of RAF. For each of our molecularly targeted drug candidates, we have achieved proof-of-concept by demonstrating objective responses in the defined patient populations. BGB-3111 received orphan drug designation from the U.S. Food and Drug Administration for chronic lymphocytic leukemia, mantle cell lymphoma and Waldenström’s macroglobulinemia. Our clinical-stage immuno-oncology agent, BGB-A317, is a humanized monoclonal antibody against the immune checkpoint receptor, PD-1. In addition to our clinical-stage drug candidates, we have a robust pipeline of preclinical programs and are planning to advance one or more of these programs into the clinic in the next18 months. We have licensed the ex-China rights of BGB-283 to Merck KGaA. We retain full global rights for all of our other clinical and preclinical drug candidates and programs.

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

Since inception, we have incurred significant operating losses. As of June 30, 2016, we had an accumulated deficit of $164.3 million. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Cash used in operations were $13.2 million and $39.1 million, respectively, for the six months ended June 30, 2015 and 2016. As of June 30, 2016, we had cash, cash equivalents and short-term investments of $226.6 million, compared with $100.5 million as of December 31, 2015.

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

We recognized $1.4 million and $2.8 million of collaboration revenue from the Merck KGaA Collaboration for the three and six months ended June 30, 2015, respectively. We recognized $0.4 million and $1.1 million of collaboration revenue from the Merck KGaA Collaboration for the three and six months ended June 30, 2016, respectively. The following table summarizes the revenue recognition schedule of an aggregate of $34.0 million in revenue from our collaboration agreements with Merck KGaA, comprised of an aggregate of $22.0 million related to BGB-283 and $12.0 million related to BGB-290. The revenue consists of an upfront non-refundable license fee, Phase 1 research and development fees, and a development based target payment related to the collaborative arrangements for BRAF, excluding the $3 million in deferred revenue that was netted against the $10 million repurchase consideration relating to the PARP inhibitors under the ex-PRC license agreement. In accordance with our revenue recognition policy, we recognize these amounts as shown in the table below:

	BGB-283	BGB-290	Total
	(in thousands)
2013	$8,317	$2,823	$11,140
2014	5,906	7,048	12,954
2015	6,707	2,109	8,816
2016	1,070	—	1,070
Total	$22,000	$11,980	$33,980

For the three and six months ended June 30, 2015 and 2016, substantially all of our revenue was generated solely from Merck KGaA. For the foreseeable future, we expect substantially all of our revenue will be generated from the Merck KGaA Collaboration, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

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

Interest income, net

Interest income

Interest income consists primarily of interest generated from our short-term investments in treasury securities, municipal bonds and corporate fixed income bonds.

Interest expense

Interest expense consists primarily of interest on our Senior Promissory Note and long-term bank loan.

In 2011, we issued $10 million 8% Senior Promissory Note to MSD. In February 2016, in connection with the closing of our initial public offering, the outstanding unpaid principal and interest of the MSD Senior Promissory Note was automatically exchanged into 7,942,314 of our ordinary shares.

On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park and China Construction Bank, to borrow $18.9 million at a 7% fixed annual interest rate. As of June 30, 2016, we have drawn down $10.5 million, which is secured by BeiGene Suzhou’s future equipment purchases and our rights to a PRC patent on a drug candidate. The loan amounts of $9.4 million and $1.1 million are repayable on September 30, 2018 and 2019, respectively.

Results of operations

The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2016	Change	2015	2016	Change
	in thousands
Collaboration revenue	$1,380	$393	$(987)	$2,759	$1,070	$(1,689)
Operating expenses:
Research and development	(6,737)	(21,117)	(14,380)	(16,796)	(38,994)	(22,198)
General and administrative	(1,208)	(3,904)	(2,696)	(2,340)	(7,038)	(4,698)
Total operating expenses	(7,945)	(25,021)	(17,076)	(19,136)	(46,032)	(26,896)
Loss from operations	(6,565)	(24,628)	(18,063)	(16,377)	(44,962)	(28,585)
Net interest income (expense)	136	121	(15)	(14)	411	425
Changes in fair value of financial instruments	(14)	—	14	(202)	(1,514)	(1,312)
Disposal loss on available-for-sale securities	(44)	(228)	(184)	(57)	(940)	(883)
Net other income (expense)	846	746	(100)	797	1,059	262
Loss before income tax expense	(5,641)	(23,989)	(18,348)	(15,853)	(45,946)	(30,093)
Income tax expense	—	(135)	(135)	—	(179)	(179)
Net loss	$(5,641)	$(24,124)	$(18,483)	$(15,853)	$(46,125)	$(30,272)

Comparison of the three months ended June 30, 2015 and June 30, 2016

Revenue

Revenue from the Merck KGaA Collaboration decreased by $1.0 million to $0.4 million for the three months ended June 30, 2016 from $1.4 million for the three months ended June 30, 2015. The decrease was primarily attributable to revenue that was no longer being recognized for BGB-290 for the second quarter in 2016 after we repurchased its ex-PRC right from Merck KGaA in October 2015.

Research and development expense

Research and development expense increased by $14.4 million to $21.1 million for the three months ended June 30, 2016 from $6.7 million for the three months ended June 30, 2015. The following table summarizes our research and development expense by program and stage of development for the three months ended June 30, 2015 and 2016, respectively:

	Three Months Ended June 30,
	2015	2016
	(in thousands)
External cost of clinical-stage programs	$1,628	$12,589
External cost of preclinical-stage programs	1,238	1,355
Internal research and development expenses	3,871	7,173
Total research and development expenses	$6,737	$21,117

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

Increases of approximately $4.5 million, $4.4 million, $1.4 million and $0.7 million, respectively, for BGB-3111, BGB-A317, BGB-290 and BGB-283.

The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our pipeline, and included the following:

•                  $2.6 million increase of employee salary and benefits, which was primarily attributable to hiring of more development personnel during the three months ended June 30, 2016;

•                  $0.4 million increase of  consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our pipeline;

•                  $0.5 million increase of facilities, reagents, rental fee and other expenses; and

•                  Offset by $0.2 million decrease of stock option expenses ($0.7 million in the three months ended June 30, 2016 compared to $0.9 million in the three months ended June 30, 2015).

General and administrative expense

General and administrative expense increased by $2.7 million to $3.9 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 30, 2015. The increase was primarily attributable to the following:

•                  $0.9 million increase of professional fees for audit, legal and consulting services, mainly in connection with the preparation of our periodic reports, consulting activities and patent prosecution activities;

•                  $0.7 million increase of employee salary and benefits, which was primarily attributable to hiring of more personnel during the three months ended June 30, 2016;

•                  $0.5 million increase of stock option expense ($0.5 million in the three months ended June 30, 2016 compared to $20,000 in the three months ended June 30, 2015), which was mainly attributable to options and restricted shares granted to certain employees; and

•                  $0.6 million increase of travel, office, leasing and other administrative expenses, mainly in connection with the global expansion of our company.

Interest income and expense, net

Interest income (net) decreased by $15,000 to $121,000 for the three months ended June 30, 2016 from $136,000 for the three months ended June 30, 2015. The decrease in interest income (net) was primarily attributable to decrease of interest income, mainly generated from short-term investments in treasury securities, municipal bonds and fixed income bonds.

Changes in fair value of financial instruments

Loss from changes in fair value of financial instruments was nil for the three months ended June 30, 2016, compared with $14,000 for the three months ended June 30, 2015. The decrease in loss from changes in fair value of financial instruments was primarily attributable to the exercise of warrants and options in January and February 2016.

Disposal loss on available-for-sale securities

The $0.2 million disposal loss on available-for-sale securities was recorded for the three months ended June 30, 2016 following the disposal of the available-for-sale securities.

Other income, net

Other income (net) decreased by $0.1 million to $0.7 million for the three months ended June 30, 2016 from $0.8 million for the three months ended June 30, 2015. Other income primarily consisted of government grants received.

Income tax expense

Income tax expense was $0.1 million for the three months ended June 30, 2016 compared with nil for the three months ended June 30, 2015. Current-year income tax expense was attributable to BeiGene USA, Inc., a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to BeiGene, Ltd. BeiGene, Ltd. and its other subsidiaries were in a cumulative loss position for the three months ended June 30, 2015 and 2016.

Comparison of the six months ended June 30, 2015 and June 30, 2016

Revenue

Revenue from the Merck KGaA Collaboration decreased by $1.7 million to $1.1 million for the six months ended June 30, 2016 from $2.8 million for the six months ended June 30, 2015. The decrease was primarily attributable to revenue that was no longer being recognized for BGB-290 for the six months ended June 30, 2016 after we repurchased its ex-PRC right from Merck KGaA in October 2015.

Research and development expense

Research and development expense increased by $22.2 million to $39.0 million for the six months ended June 30, 2016 from $16.8 million for the six months ended June 30, 2015. The following table summarizes our research and development expense by program and stage of development for the six months ended June 30, 2015 and 2016, respectively:

	Six Months Ended June 30,
	2015	2016
	(in thousands)
External cost of clinical-stage programs	$5,808	$22,069
External cost of preclinical-stage programs	1,771	1,887
Internal research and development expenses	9,217	15,038
Total research and development expenses	$16,796	$38,994

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

Increases of approximately $7.0 million, $6.4 million, $1.5 million and $1.4 million, respectively, for BGB-3111, BGB-A317, BGB-290, and BGB-283.

The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our pipeline, and included the following:

•                  $3.9 million increase of employee salary and benefits, which was primarily attributable to hiring of more development personnel during the six months ended June 30, 2016;

•                  $0.8 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our pipeline;

•                  $1.3 million increase of facilities, reagents, rental fee and other expenses; and

•                  Offset by $0.2 million decrease of stock option expenses ($3.0 million in the six months ended June 30, 2016 compared to $3.2 million in the six months ended June 30, 2015).

General and administrative expense

General and administrative expense increased by $4.7 million to $7.0 million for the six months ended June 30, 2016 from $2.3 million for the six months ended June 30, 2015. The increase was primarily attributable to the following:

•                  $1.6 million increase of professional fees for audit, legal and consulting services, mainly in connection with the preparation of our periodic reports, consulting activities and patent prosecution activities;

•                  $1.5 million increase of employee salary and benefits, which was primarily attributable to hiring of more personnel during the six months ended June 30, 2016;

•                  $0.8 million increase of stock option expense ($856,000 in the six months ended June 30, 2016 compared to $39,000 in the six months ended June 30, 2015), which was mainly attributable to options and restricted shares granted to certain employees; and

•                  $0.8 million increase of travel, office, leasing and other administrative expenses, mainly in connection with the global expansion of our company.

Interest income and expense, net

Interest income (net) increased by $425,000 to $411,000 for the six months ended June 30, 2016 from interest expense (net) of $14,000 for the six months ended June 30, 2015. The increase in interest income (net) was primarily attributable to the following:

•                  $0.2 million increase of interest income which was primarily generated from short-term investments in treasury securities, municipal bonds and fixed income bonds; and

•                  $0.2 million decrease of interest expense which was primarily attributable to the conversion of the Senior Promissory Note in connection with our initial public offering.

Changes in fair value of financial instruments

Loss from changes in fair value of financial instruments increased by $1.3 million to $1.5 million for the six months ended June 30, 2016 from $0.2 million for the six months ended June 30, 2015. The increase in loss from changes in fair value of financial instruments was primarily attributable to the fair value change of warrants and options.

Disposal loss on available-for-sale securities

The $0.9 million disposal loss on available-for-sale securities was recorded for the six months ended June 30, 2016 following the disposal of the available-for-sale securities.

Other income, net

Other income (net) increased by $0.3 million to $1.1 million for the six months ended June 30, 2016 from $0.8 million for the six months ended June 30, 2015. Other income primarily consisted of government grants received.

Income tax expense

Income tax expense was $0.2 million for the six months ended June 30, 2016 compared with nil for the six months ended June 30, 2015. Current-year income tax expense was attributable to BeiGene USA, Inc., a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to BeiGene, Ltd. BeiGene, Ltd. and its other subsidiaries were in a cumulative loss position for the six months ended June 30, 2015 and 2016.

Liquidity and capital resources

Since inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred net losses of $5.6 million and $15.9 million, respectively, for the three and six months ended June 30, 2015, and $24.1 million and $46.1 million, respectively, for the three and six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $164.3 million. Our primary use of cash is to fund research and development costs. Our operating activities used $13.2 million and $39.1 million of cash flows during the six months ended June 30, 2015 and 2016, respectively. Historically, we have financed our operations principally through proceeds from private placements of preferred shares, promissory notes and convertible notes of $184.4 million and proceeds from the Merck KGaA Collaboration of $37 million. On February 8, 2016, we completed our initial public offering and received net proceeds of $166.2 million, after deducting underwriting discounts and offering expenses. At June 30, 2016, we had cash, cash equivalents and short-term investments of $226.6 million.

The following table provides information regarding our cash flows for the six months ended June 30, 2015 and 2016:

	Six Months Ended June 30,
	2015	2016
	(in thousands)
Net cash used in operating activities	$(13,202)	$(39,097)
Net cash used in investing activities	(72,462)	(95,205)
Net cash provided by financing activities	96,953	174,570
Net effect of foreign exchange rate changes	(31)	(53)
Net increase in cash and cash equivalents	$11,258	$40,215

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

During the six months ended June 30, 2016, operating activities used $39.1 million of cash, which resulted principally from our net loss of $46.1 million, adjusting for non-cash charges of $7.2 million and interest expense of $0.1 million, and by cash used in our operating assets and liabilities of $0.3 million. Our net non-cash charges during the six months ended June 30, 2016 primarily consisted of a $0.9 million depreciation charge, a $3.9 million share-based compensation expense, a $0.9 million disposal loss on available-for-sale securities and a $1.5 million loss from changes in the fair value of financial instruments.

During the six months ended June 30, 2015, our operating activities used $13.2 million of cash, which resulted principally from our net loss of $15.9 million, adjusted for non-cash charges of $4.2 million and interest expense of $0.5 million, and by cash used in our operating assets and liabilities of $2.0 million. Our net non-cash charges during the six months ended June 30, 2015 primarily consisted of $0.7 million of depreciation expense, $3.2 million of share-based compensation expense, and a $0.2 million loss from changes in fair value of financial instruments.

Net cash used in investing activities

Net cash used in investing activities was $95.2 million for the six months ended June 30, 2016 compared to $72.5 million for the six months ended June 30, 2015. The increase in cash used in investing activities was primarily due to $86.4 million net purchase of available-for-sale securities and $8.8 million paid to purchase property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $174.6 million for the six months ended June 30, 2016 compared to $97.0 million for the six months ended June 30, 2015. The increase was primarily due to proceeds of $167.9 million from issuance of ordinary shares, net of initial public offering costs, proceeds of $4.5 million from long term loan and proceeds of $2.1 million from exercise of warrants.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2016, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. In that time, we expect that our expenses will increase substantially as we fund clinical development of BGB-3111, BGB-A317, BGB-290 and BGB-283 as monotherapies and in combination, fund new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

Contractual obligations and commitments

The following table summarizes our significant contractual obligations as of payment due date by period at June 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1—3 Years	3—5 Years	More Than 5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$7,184	$1,831	$3,086	$2,256	$11
Long-term debt obligation	$10,553	—	$9,463	1,090	—
Capital commitments	$12,451	$12,451	—	—	—
Total	$30,188	$14,282	$12,549	$3,346	$11

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

On April 10, 2016, we entered into a Lease Agreement with Suzhou Industrial Park Biotech Development Co., Ltd. for an approximately 11,000 square meter facility for research and manufacturing use in Suzhou, China. The lease commenced on April 18, 2016 and will expire on July 17, 2021. The initial rent, the payment of which commenced on July 18, 2016, is RMB 280,650 per month, plus service charges of RMB 65,485 per month and other fees for use of the premises, including water costs and electricity. The service charges will remain unchanged for the first three years and the increasing range thereafter will not exceed 5% of the previous yearly service charges. Suzhou Industrial Park will pay our full monthly rent for the first three years and 50% of the monthly rent for the following two years. The lease contains customary covenants, insurance and indemnification obligations, and termination provisions.

Long-term debt obligation

On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park and China Construction Bank, to borrow $18.9 million at a 7% fixed annual interest rate. As of June 30, 2016, we have drawn down $10.5 million, which is secured by BeiGene Suzhou’s future equipment purchases and our rights to a PRC patent on a drug candidate. The loan amounts of $9.4 million and $1.1 million are repayable on September 30, 2018 and 2019, respectively. As of June 30, 2016, the outstanding unpaid principal and interest of this bank loan was $10.6 million.

Capital commitments

We had capital commitments amounting to $12.5 million for the acquisition of property, plant and equipment as of June 30, 2016.

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

Recent accounting pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

Interest and credit risk

Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $17.9 million and $58.1 million and short-term investments of $82.6 million and $168.5 million at December 31, 2015 and June 30, 2016, respectively. At June 30, 2016, our cash and cash equivalents were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At June 30, 2016, our short-term investments consisted primarily of high credit quality corporate fixed income bonds and U.S. Treasury securities. We believe that the corporate bonds and the U.S. Treasury securities are of high credit quality and will continually monitor the credit worthiness of these institutions.

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

RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was depreciation of approximately 4.4% in the year ended December 31, 2015, and depreciation of approximately 1.7% in the six months ended June 30, 2016. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

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

Item 4.                                 Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2010. We reported a net loss of $5.6 million and $15.9 million, respectively, for the three and six months ended June 30, 2015, and $24.1 million and $46.1 million, respectively, for the three and six months ended June 30, 2016.  As of June 30, 2016, we had a deficit accumulated of $164.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We have financed our operations with a combination of equity and debt offerings, contracts, and private and public grants. Through June 30, 2016, we raised approximately $170 million in private equity financing and $10 million in non-convertible debt financings. To date, we have received a total of $37 million in upfront payments and milestone payments through our collaboration arrangements with Merck KGaA for BGB-283 and BGB-290. On February 8, 2016, we completed our initial public offering of the ADSs and received net proceeds of $166.2 million, after deducting underwriting discount and offering expenses. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any product sales revenue.

Our operations have consumed substantial amounts of cash since inception. Our operating activities used $13.2 million and $39.1 million of net cash during the six months ended June 30, 2015 and 2016, respectively. We expect to continue to spend substantial amounts on drug discovery advancing the clinical development of our drug candidates, and launching and commercializing any drug candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

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

We had cash and cash equivalents of $17.9 million and $58.1 million and short-term investments of $82.6 million and $168.5 million at December 31, 2015 and June 30, 2016, respectively. At June 30, 2016, our short-term investments mainly consisted of high credit quality corporate fixed income bonds and U.S. Treasury securities. On February 8, 2016, we completed our initial public offering of the ADSs and received net proceeds of $166.2 million, after deducting underwriting discount and offering expenses. We may invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, including commercial paper and money market instruments, which may not yield a favorable return to our shareholders. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. Our primary exposure to market risk relates to fluctuations in the interest rates of the PRC and the United States. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.

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

*We may seek orphan drug exclusivity for some of our drug candidates, and we may be unsuccessful.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States, or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the product for the indication can be recovered by sales of the product in the United States. BGB-3111 received orphan drug designation from the FDA for chronic lymphocytic leukemia, mantle cell lymphoma and Waldenström’s macroglobulinemia in 2016.

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

Even if we obtain orphan drug exclusivity for a drug candidate, that exclusivity may not effectively protect the drug candidate from competition because different drugs can be approved for the same condition and the same drugs can be approved for a different condition but used off-label for any orphan indication we may obtain. Even after an orphan drug is approved, the FDA can subsequently approve a drug that is otherwise the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States, the PRC and other countries with respect to our proprietary technology and drug candidates. As of August 8, 2016, we own six issued U.S. patents and nine pending U.S. patent applications as well as corresponding patents and patent applications internationally. In addition, we own six pending international patent applications under the Patent Cooperation Treaty, or PCT, which we plan to file nationally in the United States and other jurisdictions. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. We have sought to protect our proprietary position by filing patent applications in the United States, the PRC and other countries related to novel technologies and drug candidates that we consider are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Specifically, we are aware of three U.S. patents owned by Ono Pharmaceutical Co., or Ono, and licensed to Bristol-Myers Squibb Co., or BMS, that are relevant to our BGB-A317 drug candidate. These patents are expected to expire in 2023, 2023 and 2024, respectively. In patent infringement actions filed in Delaware Federal District court, BMS and Ono are alleging that Merck & Co.’s KEYTRUDA product, a humanized anti-PD-1 antibody is infringing these U.S. patents. Although Merck has challenged the validity of these patents, the litigation is at an early stage and the outcome is uncertain. Merck also filed an opposition proceeding challenging a corresponding European patent at the European Patent Office, or EPO. The EPO’s Opposition Division disagreed with Merck’s arguments and maintained the European patent in the form in which it was granted. Merck has appealed the decision. If the validity of the relevant claims in these U.S. patents is upheld and our BGB-A317 drug candidate is approved for sale in the United States before the expiration of these patents, then we will need a license from BMS in order to commercialize our BGB-A317 drug candidate in the United States prior to their expiration. In addition, depending upon circumstances, we may need a license for jurisdictions outside the United States where we wish to commercialize BGB-A317 before the expiration of a corresponding patent covering BGB-

A317. There can be no assurance that we will be able to obtain such a license, which could materially and adversely affect our business.

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

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business. For example, in 2013, we entered into collaboration agreements with Merck KGaA pursuant to which we have agreed to license the ex-China rights of BGB-283 to Merck KGaA as discussed further in the section of our Annual Report titled “Item 1—Business—Collaboration with Merck KGaA.” In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party.

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

As of June 30, 2016, we had over 250 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

*Our business, financial condition and results of operations may be adversely affected by the downturn in the global economy.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and it is facing new challenges, including the escalation of the European sovereign debt crisis since 2011 and the United Kingdom’s decision to withdraw from the European Union. It is unclear whether the European sovereign debt crisis will be contained and what effects it and the United Kingdom’s decision to withdraw from the European Union may have. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including China’s. Economic conditions in United States and China are sensitive to global economic conditions. Although we are uncertain about the extent to which the global financial market disruption and slowdown of the U.S. or Chinese economy may impact our business in the long term, there is a risk that our business, results of operations and prospects would be materially and adversely affected by the global economic downturn and the slowdown of the U.S. or Chinese economy.

*Recent developments relating to the United Kingdom’s referendum vote in favor of withdrawal from the European Union could adversely affect us.

The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (referred to as “Brexit”). As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the European Union as well as its relationship with the European Union going forward, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union; however, the full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets.

In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pharmaceutical industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Altered regulations could also add time and expense to the process by which our product candidates receive regulatory approval in the United Kingdom and European Union. Similarly, it is unclear at this time what Brexit’s impact will have on our intellectual property rights and the process for obtaining and defending such rights. It is possible that certain intellectual property rights, such as trademarks, granted by the European Union will cease being enforceable in the United Kingdom absent special arrangements to the contrary. With regard to existing patent rights, the effect of Brexit should be minimal considering enforceable patent rights are specific to the United Kingdom, whether arising out of the European Patent Office or directly through the United Kingdom patent office.

Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

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

Under PRC laws, rules and regulations, each of our subsidiaries incorporated in China is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As a result of these laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2016, these restricted assets totaled RMB 23.7 million.

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

As of August 8, 2016, the holders of approximately 281,354,176 ordinary shares, or 65.8%, of our outstanding ordinary shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their ordinary shares or to include their ordinary shares in registration statements that we may file for ourselves or other shareholders. Once we register the offer and sale of ordinary shares for the holders of registration rights, they can be freely sold in the public market.

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

*Anti-takeover provisions in our charter documents may discourage our acquisition by a third party, which could limit our shareholders’ opportunity to sell their shares, including ordinary shares represented by the ADSs, at a premium.

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

For example, our board of directors has the authority, without further action by our shareholders, to issue preferred shares in one or more series and to fix the powers and rights of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our ordinary shares. Preferred shares could thus be issued quickly with terms calculated to delay or prevent a change in control or make removal of management more difficult. In addition, if our board of directors authorizes the issuance of preferred shares, the market price of the ADSs may fall and the voting and other rights of the holders of our ordinary shares may be materially and adversely affected.

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

Our directors, executive officers and principal shareholders beneficially owned approximately 66.4% of our outstanding ordinary shares as of August 8, 2016. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of the ADSs. These actions may be taken even if they are opposed by our other shareholders, including the holders of the ADSs. In addition, these persons could divert business opportunities away from us to themselves or others.

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

*If you are a “Ten Percent Shareholder,” you may be subject to adverse U.S. federal income tax consequences if we are classified as a Controlled Foreign Corporation.

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. A non-U.S. corporation generally will be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Internal Revenue Code of 1986, as amended), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. We may currently be a CFC and/or we may become one in the future. Holders are urged to consult their own tax advisors with respect to our potential CFC status and the consequences thereof.

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

BEIGENE, LTD.

Date: August 10, 2016	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 10, 2016	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Registrant, as currently in effect	8-K	02/11/2016	3.1
4.1	Deposit Agreement dated February 5, 2016 by and among the Registrant, the Depositary and holders of the American Depositary Receipts	8-K	02/11/2016	4.1
4.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts	8-K	04/11/2016	4.1
4.3	Form of American Depositary Receipt (included in Exhibit 4.2)	8-K	04/11/2016	4.2
4.4	Specimen Certificate for Ordinary Shares	S-1	12/09/2015	4.3
4.5	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein	S-1	10/16/2015	4.4
4.6	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein	S-1	01/27/2016	10.21
4.7	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.				X
10.1	Lease Agreement, dated as of April 10, 2016, between the Registrant and Suzhou Industrial Park Biotech Development Co., Ltd (English Translation)	10-Q	05/12/2016	10.5
10.2†	Separation Agreement and Release, dated as of April 28, 2016, by and between the Registrant and RuiRong Yuan	10-Q	05/12/2016	10.6
10.3†	Employment Agreement, dated as of April 28, 2016, by and between BeiGene USA, Inc. and Ji Li				X
10.4#

Supplemental Agreement to the Entrusted Loan Contract, dated as of June 11, 2016, by and between BeiGene (Suzhou) Co., Ltd.; Suzhou Industrial Park Biotech Development Co., Ltd.; and China Construction Bank Suzhou Industrial Park Branch

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

X

†              Indicates a management contract or any compensatory plan, contract or arrangement.

*              Furnished herewith.

#              Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Quarterly Report on Form 10-Q and have been filed separately with the U.S. Securities and Exchange Commission.