Form 10-Q
period 2016-09-30
BeiGene, Ltd.
filed 2016-11-10
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 7, 2016, 429,494,031 ordinary shares, par value $0.0001 per share, were outstanding, of which 151,076,341 ordinary shares were held in the form of 11,621,257 American Depositary Shares, each representing 13 ordinary shares.

BeiGene, Ltd.
Quarterly Report on Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

BEIGENE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

		As of
	Note	December 31, 2015	September 30, 2016
		$	$
		(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents		17,869	85,532
Short-term investments	3	82,617	118,086
Prepaid expenses and other current assets		5,783	6,335
Total current assets		106,269	209,953
Property and equipment, net	4	6,612	16,554
Other non-current assets		3,883	8,918
Total non-current assets		10,495	25,472
Total assets		116,764	235,425
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable		8,980	7,307
Advances from customers		1,070	—
Accrued expenses and other payables	6	8,351	21,715
Senior Promissory Note	9	14,598	—
Warrant and option liabilities	7	2,173	—
Tax payable		—	294
Total current liabilities		35,172	29,316
Non-current liabilities:
Long-term bank loan	8	6,188	18,030
Deferred rental		980	—
Other long-term liabilities		105	247
Total non-current liabilities		7,273	18,277
Total liabilities		42,445	47,593
Commitments and contingencies	18	—	—
Convertible preferred shares	10	176,084	—

Series A (par value US$0.0001 per share; 120,000,000 shares authorized; 116,785,517 shares issued and outstanding as of December 31, 2015) and Series A-2 (par value US$0.0001 per share; 100,000,000 shares authorized; 83,205,124 shares issued and outstanding as of December 31, 2015)

Total mezzanine equity		176,084	—
Shareholders’ deficit:
Ordinary shares (par value of US$0.0001 per share; 9,500,000,000 shares authorized; 428,519,031 shares issued and outstanding as of September 30, 2016 (December 31, 2015: 116,174,094 shares))		12	43
Additional paid-in capital		18,227	388,568
Accumulated other comprehensive loss	15	(1,809)	(965)
Accumulated deficit		(118,195)	(199,814)
Total shareholders’ (deficit) equity	16	(101,765)	187,832
Total liabilities, mezzanine equity and shareholders’ (deficit) equity		116,764	235,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2015	2016	2015	2016
		$	$	$	$
Revenue
Collaboration revenue		1,380	—	4,139	1,070
Total revenue		1,380	—	4,139	1,070
Operating expenses:
Research and development		(13,351)	(30,106)	(30,147)	(69,100)
General and administrative		(2,021)	(4,722)	(4,361)	(11,760)
Total operating expenses		(15,372)	(34,828)	(34,508)	(80,860)
Loss from operations		(13,992)	(34,828)	(30,369)	(79,790)
Interest income		760	209	1,286	965
Interest expense		(300)	(284)	(840)	(629)
Changes in fair value of financial instruments	7	(300)	—	(502)	(1,514)
Disposal loss on available-for-sale securities		(241)	(137)	(298)	(1,077)
Other income		187	198	996	1,261
Other expense		(113)	(525)	(125)	(529)
Loss before income tax expense		(13,999)	(35,367)	(29,852)	(81,313)
Income tax expense	5	—	(127)	—	(306)
Net loss		(13,999)	(35,494)	(29,852)	(81,619)
Loss per share	13
Basic and diluted		(0.13)	(0.08)	(0.28)	(0.21)
Weighted-average number of ordinary shares used in net loss per share calculation	13
Basic and diluted		109,104,674	428,137,509	107,015,707	383,472,372
Loss per ADS
Basic and diluted		(1.67)	(1.08)	(3.63)	(2.77)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	$	$	$	$
Net loss	(13,999)	(35,494)	(29,852)	(81,619)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(428)	377	(509)	(13)
Unrealized holding (loss) gain, net	(303)	121	(724)	857
Comprehensive loss	(14,730)	(34,996)	(31,085)	(80,775)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

		Nine Months Ended September 30,
	Note	2015	2016
		$	$
Operating activities
Net loss		(29,852)	(81,619)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expenses	4	1,127	1,436
Share-based compensation expenses	14	8,043	6,678
Loss on disposal of property and equipment		3	—
Changes in fair value of financial instruments		502	1,514
Disposal loss on available-for-sale securities		298	1,077
Interest expense		833	118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(4,074)	(2,183)
Other non-current assets		(354)	(1,281)
Accounts payable		1,507	(1,839)
Advances from customers		(4,141)	(1,070)
Accrued expenses and other payables		3,085	13,360
Tax payable		—	294
Other long-term liabilities		(58)	142
Net cash used in operating activities		(23,081)	(63,373)
Investing activities
Purchases of property and equipment		(1,892)	(15,440)
Purchase of available-for-sale securities		(103,292)	(193,996)
Proceeds from disposal of available-for-sale securities		38,973	158,307
Proceeds from disposal of property and equipment		3	—
Net cash used in investing activities		(66,208)	(51,129)
Financing activities
Proceeds from issuance of ordinary shares, net of initial public offering costs		—	167,931
Proceeds from issuance of preferred shares		97,350	—
Payment of convertible preferred shares issuance cost		(75)	—
Repayment of short-term loan		(322)	—
Proceeds from long-term loan		6,294	12,161
Proceeds from exercise of warrants and options		77	2,118
Net cash provided by financing activities		103,324	182,210
Effect of foreign exchange rate changes, net		(483)	(45)
Net increase in cash and cash equivalents		13,552	67,663
Cash and cash equivalents at beginning of period		13,898	17,869
Cash and cash equivalents at end of period		27,450	85,532
Supplemental cash flow disclosures:
Income taxes paid		—	25
Interest expense paid		7	510
Non-cash activities:
Conversion of Senior Promissory Note		—	14,693
Conversion of deferred rental		—	980
Conversion of convertible preferred shares		—	176,084
Conversion of warrant and option liabilities		—	3,687
Initial public offering costs accrued in accrued expenses and other payables		—	166
Acquisitions of equipment included in accounts payable		91	319

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

As at September 30, 2016, the Company’s wholly-owned subsidiaries are as follows:

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

2.  Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended

September 30, 2015 and 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2016, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

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

Fair value measurements

Fair value of financial instruments

Financial instruments of the Company primarily include cash and cash equivalents, short-term investments, long-term bank loan, accounts payable, Senior Promissory Note, convertible preferred shares, and warrant and option liabilities. As of December 31, 2015 and September 30, 2016, the carrying values of cash and cash equivalents, and accounts payable approximated their fair values due to the short-term maturity of these instruments. The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets. The short-term investments represented the available-for-sale debt securities which are recorded at fair value based on quoted prices in active markets with unrealized gain or loss recorded in other comprehensive income/loss. The long-term bank loan approximates its fair value due to the fact that the related interest rate approximates the rate currently offered by financial institutions for similar debt instruments of comparable maturities. The warrant and option liabilities were recorded at fair value as determined on the respective issuance dates and subsequently adjusted to the fair value at each reporting date. The Senior Promissory Note and convertible preferred shares were initially recorded at issue price net of issuance costs. Prior to the exercise dates, the Company determined the fair values of the warrant and option liabilities with the assistance of an independent third party valuation firm. On the exercise dates, the Company determined the fair values of the warrant and option liabilities using the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price, as the exercise dates were immediately prior to or very close to the IPO closing date.

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

Financial instruments measured at fair value on a recurring basis

The following tables set forth assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2016:

As of December 31, 2015	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
Corporate fixed income bonds	69,255	—	—
U.S. Treasury securities	8,000	—	—
Municipal Bonds	5,362	—	—
Option to purchase shares by rental deferral (note 7)	—	—	1,388
Warrants in connection with the convertible promissory notes (note 7)	—	—	785

As of September 30, 2016	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
Corporate fixed income bonds	6,942	—	—
U.S. Treasury securities	111,144	—	—
Cash equivalents
Money market funds	43,813	—	—

The Company has measured the option to purchase shares by rental deferral and the warrants in connection with the convertible promissory notes at fair values on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015. The option and warrants have been exercised as of September 30, 2016. The Company determined the exercise date fair value of the warrants and option using significant other observable inputs (Level 2).

The following tables present a reconciliation of the option and warrant liabilities for the nine months ended September 30, 2016.

Warrant and Option Liabilities
$
Balance as of December 31, 2015	2,173
Recognized	—
Unrealized loss	1,514
Settlement	(3,687)
Balance as of September 30, 2016	—
The amount of total unrealized loss for the nine months ended September 30, 2016 included in losses	1,514

Realized and unrealized gain or loss for the three and nine months ended September 30, 2015 and 2016 was recorded as “Changes in fair value of financial instruments” in the condensed consolidated statements of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of cash flows—Classification of Certain Cash Receipts (“ASU 2016-15”). The amendments in ASU 2016-15 addresses eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. For public business entities that are U.S. SEC filers, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the method of adoption to be utilized and it cannot currently estimate the financial statement impact of adoption.

3.  Short-term investments

Short-term investments as of December 31, 2015 consisted of the following available-for-sale exchange-traded debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
Corporate fixed income bonds	70,383	—	1,128	69,255
U.S. Treasury securities	7,999	1	—	8,000
Municipal Bonds	5,441	—	79	5,362
Total	83,823	1	1,207	82,617

Short-term investments as of September 30, 2016 consisted of the following available-for-sale exchange-traded debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
Corporate fixed income bonds	7,194		252	6,942
U.S. treasury securities	111,241	12	109	111,144
Total	118,435	12	361	118,086

Contractual maturities of all debt securities as of September 30, 2016 were within one year. The Company does not intend to sell the debt securities and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity. Therefore, the Company does not consider the debt securities to be other-than-temporarily impaired at September 30, 2016.

4. Property and equipment

Property and equipment consisted of the following as of December 31, 2015 and September 30, 2016:

	As of
	December 31, 2015	September 30, 2016
	$	$
Office equipment	213	224
Electronic equipment	424	609
Laboratory equipment	5,919	7,275
Computer software	186	330
Leasehold improvements	5,954	6,826
Property and equipment, at cost	12,696	15,264
Less accumulated depreciation and amortization	(6,084)	(7,327)
Construction in progress	—	8,617
Property and equipment, net	6,612	16,554

Depreciation expenses for the three and nine months ended September 30, 2015 were $402 and $1,127, respectively. Depreciation expenses for the three and nine months ended September 30, 2016 were $505 and $1,436, respectively.

5.  Income taxes

Income tax expense was $127 and $306, respectively, for the three and nine months ended September 30, 2016 compared with nil for both the three and nine months ended September 30, 2015. Current year income tax expense was attributable to BeiGene USA, Inc., a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to the Company. The Company and its other subsidiaries were in a cumulative loss position for the three and nine months ended September 30, 2015 and 2016.

The Company recorded a full valuation allowance against deferred tax assets for all periods presented.  No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.

6.  Accrued expenses and other payables

	As of
	December 31, 2015	September 30, 2016
	$	$
Payroll payables	275	205
Accrued operating expenses	5,513	17,392
Other payables	2,563	4,118
Total accrued expenses and other payables	8,351	21,715

7.  Warrant and option liabilities

	As of
	December 31, 2015	September 30, 2016
	$	$
Option to purchase shares by rental deferral	1,388	—
Warrants in connection with the promissory notes	785	—
Total	2,173	—

Option to purchase shares by rental deferral

On September 1, 2012, in conjunction with a lease agreement of one of its premises, the Company granted the landlord an option to purchase the Company’s ordinary shares (the “Option”) in exchange for the deferral of the payment of one year’s rental expense. The Option is a freestanding instrument and is recorded as liability in accordance with ASC480, Distinguishing Liabilities from Equity. The Option was initially recognized at fair value with subsequent changes in fair value recorded in losses. Prior to the Company’s IPO, the Company determined the fair value of the Option with the assistance of an independent third party valuation firm. On February 8, 2016, immediately prior to the Company’s IPO, the landlord exercised the Option to purchase 1,451,586 ordinary shares of the Company. As the exercise date was the IPO closing date, the exercise date fair value of the Option of $2,540 was determined based on its intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price of such purchased ordinary shares. During the three and nine months ended September 30, 2015, the Company recognized a loss from the increase in fair value of the Option of $240 and $352, respectively.  During the three and nine months ended September 30, 2016, the Company recognized a loss from the increase in fair value of the Option of nil and $1,151, respectively.

Warrants in connection with the promissory notes

During the years ended December 31, 2012 and 2014, the Company entered into agreements with several investors to issue convertible promissory notes, and related warrants to purchase the Company’s preferred shares up to 10% of the convertible promissory notes’ principal amount concurrently for an aggregate principal amount of $2,410. The warrants were freestanding instruments and were recorded as liabilities in accordance with ASC480. The warrants were initially recognized at fair value with subsequent changes in fair value recorded in losses. In January and February, 2016, the warrants issued in connection with the promissory notes were exercised for 621,637 Preferred Shares, which shares were converted into 621,637 ordinary shares. As the exercise dates were very close to the IPO closing date, the respective exercise date fair value of the warrants of $1,148 was determined based on the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price of the issued warrants.

For the three and nine months ended September 30, 2015, the Company recognized loss from the increase in fair value of the warrants of $60 and $150, respectively. For the three and nine months ended September 30, 2016, the Company recognized loss from the increase in fair value of the warrants of nil and $363, respectively.

8.  Long-term bank loan

On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17,995 at a 7% fixed annual interest rate. As of September 30, 2016, the Company has drawn down $17,995 which is secured by BeiGene Suzhou’s future equipment purchases and the Company’s rights to a PRC patent on a drug candidate. The loan amounts of $8,998 and $8,997 are repayable on September 30, 2018 and 2019, respectively. Interest expense recognized for the three and nine months ended September 30, 2016 amounted to $284 and $534, respectively.

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

On February 8, 2016, the outstanding unpaid principal and interest of the Senior Promissory Note of carrying value of $14,693 were exchanged into 7,942,314 ordinary shares, computed at the IPO Price of $1.85 per ordinary share.

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

Accounting for preferred shares

The Preferred Shares are classified as mezzanine equity as these convertible preferred shares are redeemable upon the occurrence of a conditional event (i.e., a Liquidation Transaction). The holders of the Preferred Shares have a liquidation preference and will not receive the same form of consideration upon the occurrence of the conditional event as the holders of the ordinary shares would. The initial carrying amount of the Series A Preferred Shares of $78,809 is the issue price at the date of issuance of $78,889 net of issuance costs of $80. The initial carrying amount of the Series A-2 Preferred Shares of $97,275 is the issue price at the date of issuance of $97,350 net of issuance costs of $75.The holders of the Preferred Shares have the ability to convert the instrument into the Company’s ordinary shares. The conversion option of the convertible preferred shares do not qualify for bifurcation accounting because the conversion option is clearly and closely related to the host instrument and the underlying ordinary shares are not publicly traded nor readily convertible into cash. The contingent redemption options of the convertible preferred shares do not qualify for bifurcation accounting because the underlying ordinary shares are neither publicly traded nor readily convertible into cash. There are no other embedded derivatives that are required to be bifurcated.

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

11.  Related party balances and transactions

During the three and nine months ended September 30, 2015, a shareholder provided consulting services to the Company at a fee of $25 and $75, respectively. During the three and nine months ended September 30, 2016, a shareholder, who is also a director, provided consulting services to the Company at a fee of $25 and $75, respectively.

12.  Research and development collaborative arrangements

The Company did not enter into any new collaborative arrangements during the three or nine months ended September 30, 2015 and 2016.

The following table summarizes total collaboration revenue recognized for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	$	$	$	$
License revenue	—	—	—	—
Research and development revenue	1,380	—	4,139	1,070
Total	1,380	—	4,139	1,070

The Company recorded advances from customers related to the research and development collaboration arrangement with Merck KGaA of approximately $1,070 and nil at December 31, 2015 and September 30, 2016, respectively.

13.  Loss per share

Loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	$	$	$	$
Numerator:
Net loss attributable to ordinary shareholders for computing basic and diluted loss per ordinary share	(13,999)	(35,494)	(29,852)	(81,619)
Denominator:
Weighted average number of ordinary shares outstanding for computing basic and diluted loss per ordinary share	109,104,674	428,137,509	107,015,707	383,472,372
Basic and diluted loss per share	(0.13)	(0.08)	(0.28)	(0.21)

For the three and nine months ended September 30, 2015 and 2016, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position.

The effects of all convertible preferred shares, share options, restricted shares, warrants and option to purchase ordinary or preferred shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three months ended September 30, 2015 and the nine months ended September 30, 2015 and 2016. The effects of all share options and restricted shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three months ended September 30, 2016.

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

During the three months ended September 30, 2016, the Company granted an aggregate of 19,935,531 options to employees, 2,872,080 options to consultants, and 600,000 restricted ordinary shares to employees under the 2016 plan. For options granted, exercise price per ordinary share equals to 1/13 of the closing price of the Company’s ADS quoted on the NASDAQ Stock Exchange on the applicable grant date.

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

The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	$	$	$	$
Research and development	4,580	2,135	7,765	5,178
General and administrative	239	644	278	1,500
Total	4,819	2,779	8,043	6,678

15.  Accumulated other comprehensive loss

The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on available-for-sale securities	Total
	$	$	$
Balance as of December 31, 2015	(602)	(1,207)	(1,809)
Other comprehensive income before reclassifications	(13)	(220)	(233)
Amounts reclassified from accumulated other comprehensive loss	—	1,077	1,077
Net-current period other comprehensive loss	(13)	857	844
Balance as of September 30, 2016	(615)	(350)	(965)

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

Exercise of the option and warrants

In January 2016 and February 2016, certain warrants in connection with the convertible promissory notes and short term notes were exercised to purchase 621,637 Preferred Shares, which shares were converted into 621,637 ordinary shares. On the IPO closing date, (i) the Company’s landlord exercised its option to purchase 1,451,586 ordinary shares of the Company; (ii) Baker Bros. exercised their warrants to purchase 2,592,593 ordinary shares at an exercise price of $0.68 per share; and (iii) a senior executive exercised warrants to purchase 57,777 Preferred Shares at an exercise price of $0.68 per share, which were converted into 57,777 ordinary shares. Upon the exercise of the aforementioned option and warrants, except for Baker Bros.’ warrants, which were initially classified in equity, the related carrying value totaling $3,687 was reclassified from current liabilities to shareholders’ equity.

17.  Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2015 and September 30, 2016, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $3,383 and $2,581, respectively.

18.  Commitments and contingencies

Operating lease commitments

The Company leases office facilities under non-cancelable operating leases expiring on different dates. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases, and the terms of the leases do not contain rent escalation, contingent rent, renewal, or purchase options.

There are no restrictions placed upon the Company by entering into these leases. Total expenses under these operating leases were $279 and $830 for the three and nine months ended September 30, 2015, respectively. Total expenses under these operating leases were $748 and $1,373 for the three and nine months ended September 30, 2016, respectively.

Future minimum payments under non-cancelable operating leases consist of the following as of September 30, 2016

$
Three months ending December 31, 2016	656
Year ending December 31, 2017	2,512
Year ending December 31, 2018	2,279
Year ending December 31, 2019	1,832
Year ending December 31, 2020	1,670
Year ending December 31, 2021 and thereafter	481
Total	9,430

On April 10, 2016, the Company entered into a Lease Agreement with Suzhou Industrial Park Biotech Development Co., Ltd. for an approximately 11,000 square meter facility for research and manufacturing use in Suzhou, China. The lease commenced on April 18, 2016 and will expire on July 17, 2021. The initial rent, the payment of which commenced on July 18, 2016, is RMB 280,650 per month, plus service charges of RMB 65,485 per month and other fees for use of the premises, including water costs and electricity. The service charges will remain unchanged for the first three years and the increasing range thereafter will not exceed 5% of the previous yearly service charges. Suzhou Industrial Park Administrative Committee will pay full monthly rent for the first three years and 50% of the monthly rent for the following two years.

Capital commitments

The Company had capital commitments amounting to $9,587 for the acquisition of property, plant and equipment as of September 30, 2016.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q, or this Quarterly Report, titled “Item 1—Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials; the ability of our drug candidates to be granted or to maintain Category 1 designation with the China Food and Drug Administration, or CFDA; our reliance on the success of our clinical-stage drug candidates BGB-3111, BGB-A317, BGB-290 and BGB-283 and certain other drug candidates, as monotherapies and in combination with our internally discovered drug candidates and third-party agents; the timing or likelihood of regulatory filings and approvals; the commercialization of our drug candidates, if approved; our ability to develop sales and marketing capabilities; the pricing and reimbursement of our drug candidates, if approved; the implementation of our business model, strategic plans for our business, drug candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology; our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties; cost associated with defending against intellectual property infringement, product liability and other claims; regulatory developments in the United States, China, the United Kingdom, the European Union and other jurisdictions; the accuracy of our estimates regarding expenses, future revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or obtain additional grant funding; the rate and degree of market acceptance of our drug candidates; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our drug candidates and our ability to serve those markets; our ability to effectively manage our anticipated growth; our ability to attract and retain qualified employees and key personnel; our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of the American Depositary Shares, or ADSs, and impact of securities analysts’ reports on these prices; and other risks and uncertainties, including those listed under “Part II—Item 1A—Risk Factors.” These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II—Item 1A—Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.

Overview

We are a globally focused, clinical-stage biopharmaceutical company dedicated to becoming a leader in the discovery and development of innovative, molecularly targeted and immuno-oncology drugs for the treatment of cancer. We believe the next generation of cancer treatment will utilize therapeutics both as monotherapies and in combination to attack multiple underlying mechanisms of cancer cell growth and survival. We further believe that discovery of next-generation cancer therapies requires new research tools. To that end, we have developed a proprietary cancer biology platform that addresses the importance of tumor-immune system interactions and the value of primary biopsies in developing new models to support our drug discovery effort. Our strategy is to develop a pipeline of drug candidates with the potential to be best-in-class monotherapies and also important components of multiple-agent combination regimens.

We have used our cancer biology platform to develop four clinical-stage drug candidates that we believe have the potential to be best-in-class or first-in-class. In addition, we believe that each has the potential to be an important component of a drug combination addressing major unmet medical needs. Our clinical-stage drug candidates include three molecularly targeted agents, BGB-3111, BGB-290 and BGB-283 and one immuno-oncology agent, BGB-A317. BGB-3111 is a potent and highly selective small molecule inhibitor of BTK. BGB-290 is a molecularly targeted, orally available, potent and highly selective inhibitor of PARP1 and PARP2. BGB-283 is a small molecule inhibitor of both the monomer and dimer forms of the RAF kinase. For each of our molecularly targeted drug candidates, we have achieved proof-of-concept by demonstrating objective responses in the defined patient populations. BGB-3111 received orphan drug designation from the U.S. Food and Drug Administration, or FDA, for chronic lymphocytic leukemia, mantle cell lymphoma and Waldenström’s macroglobulinemia. Our clinical-stage immuno-oncology agent, BGB-A317, is an investigational humanized monoclonal antibody against the immune checkpoint receptor, PD-1. We have Investigational New Drug Applications in effect for our BTK, PD-1 and PARP inhibitors with the FDA. We have also received approval of our Clinical Trial Applications for each of our four clinical-stage drug candidates from the China Food and Drug Administration, or CFDA. In addition to our clinical-stage drug candidates, we have a robust pipeline of preclinical programs and are planning to advance one or more of these programs into the clinic in the next 12 months. We have licensed the ex-China rights of BGB-283 to Merck KGaA. We retain full global rights for all of our other clinical and preclinical drug candidates and programs.

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

Since inception, we have incurred significant operating losses. As of September 30, 2016, we had an accumulated deficit of $199.8 million. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Cash used in operations were $23.1 million and $63.4 million, respectively, for the nine months ended September 30, 2015 and 2016. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $203.6 million, compared with $100.5 million as of December 31, 2015.

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

For more information on our collaborations with Merck KGaA, see “Part I—Item 1—Business—Collaboration with Merck KGaA” of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 30, 2016, or our Annual Report.

We recognized $1.4 million and $4.1 million of collaboration revenue from the Merck KGaA Collaboration for the three and nine months ended September 30, 2015, respectively. We recognized nil and $1.1 million of collaboration revenue from the Merck KGaA Collaboration for the three and nine months ended September 30, 2016, respectively. The following table summarizes the revenue recognition schedule of an aggregate of $34.0 million in revenue from our collaboration agreements with Merck KGaA, comprised of an aggregate of $22.0 million related to BGB-283 and $12.0 million related to BGB-290. The revenue consists of an upfront non-refundable license fee, Phase 1 research and development fees, and a development based target payment related to the collaborative arrangements for BRAF, excluding the $3 million in deferred revenue that was netted against the $10 million repurchase consideration relating to the PARP inhibitors under the ex-PRC license agreement. In accordance with our revenue recognition policy, we recognize these amounts as shown in the table below:

	BGB-283	BGB-290	Total
	(in thousands)
2013	$8,317	$2,823	$11,140
2014	5,906	7,048	12,954
2015	6,707	2,109	8,816
2016	1,070	—	1,070
Total	$22,000	$11,980	$33,980

For the three and nine months ended September 30, 2015 and 2016, substantially all of our revenue was generated solely from Merck KGaA. For the foreseeable future, we expect substantially all of our revenue will be generated from the Merck KGaA Collaboration, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

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

Our current research and development activities mainly relate to the clinical development of the following programs:

•                  BGB-3111, a potent and highly selective small molecule inhibitor of BTK;

•                  BGB-A317, an investigational humanized monoclonal antibody against PD-1;

•                  BGB-290, a molecularly targeted, orally available, potent and highly selective inhibitor of PARP1 and PARP2; and

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

•                  commercializing our drug candidates, if and when approved, whether alone or in collaboration with our internally discovered drug candidates or third-party agents;

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

On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $18.0 million at a 7% fixed annual interest rate. As of September 30, 2016, we have drawn down $18.0 million, which is secured by BeiGene Suzhou’s future equipment purchases and our rights to a PRC patent on a drug candidate. The loan amounts of $9.0 million and $9.0 million are repayable on September 30, 2018 and 2019, respectively.

Results of operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2016	Change	2015	2016	Change
	(in thousands)
Collaboration revenue	$1,380	$—	$(1,380)	$4,139	$1,070	$(3,069)
Operating expenses:
Research and development	(13,351)	(30,106)	(16,755)	(30,147)	(69,100)	(38,953)
General and administrative	(2,021)	(4,722)	(2,701)	(4,361)	(11,760)	(7,399)
Total operating expenses	(15,372)	(34,828)	(19,456)	(34,508)	(80,860)	(46,352)
Loss from operations	(13,992)	(34,828)	(20,836)	(30,369)	(79,790)	(49,421)
Net interest income (expense)	460	(75)	(535)	446	336	(110)
Changes in fair value of financial instruments	(300)	—	300	(502)	(1,514)	(1,012)
Disposal loss on available-for-sale securities	(241)	(137)	104	(298)	(1,077)	(779)
Net other income (expense)	74	(327)	(401)	871	732	(139)
Loss before income tax expense	(13,999)	(35,367)	(21,368)	(29,852)	(81,313)	(51,461)
Income tax expense	—	(127)	(127)	—	(306)	(306)
Net loss	$(13,999)	$(35,494)	$(21,495)	$(29,852)	$(81,619)	$(51,767)

Comparison of the three months ended September 30, 2015 and September 30, 2016

Revenue

Revenue from the Merck KGaA Collaboration decreased by $1.4 million to nil for the three months ended September 30, 2016 from $1.4 million for the three months ended September 30, 2015. The decrease was primarily attributable to revenue that was no longer being recognized for BGB-290 for the third quarter in 2016 after we repurchased its ex-PRC right from Merck KGaA in October 2015.

Research and development expense

Research and development expense increased by $16.7 million to $30.1 million for the three months ended September 30, 2016 from $13.4 million for the three months ended September 30, 2015. The following table summarizes our research and development expense by program and stage of development for the three months ended September 30, 2015 and 2016, respectively:

	Three Months Ended September 30,
	2015	2016
	(in thousands)
External cost of clinical-stage programs	$3,599	$15,151
External cost of preclinical-stage programs	1,493	3,264
Internal research and development expenses	8,259	11,691
Total research and development expenses	$13,351	$30,106

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

Increases of approximately $7.3 million, $3.7 million and $0.9 million, respectively, for BGB-3111, BGB-A317 and BGB-283, offset by decrease of approximately $0.4 million for BGB-290.

The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our pipeline, and included the following:

•                  $2.8 million increase of employee salary and benefits, which was primarily attributable to hiring of more development personnel during the three months ended September 30, 2016;

•                  $2.7 million increase of materials and reagent expenses, mainly in connection with in-house manufacture of drugs used for clinical purpose which was previously outsourced and recorded as external cost;

•                  $0.2 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our pipeline;

•                  $0.2 million increase of facilities, office expense, rental fee and other expenses; and

•                  Offset by $2.5 million decrease of stock option expenses ($2.1 million in the three months ended September 30, 2016 compared to $4.6 million in the three months ended September 30, 2015).

General and administrative expense

General and administrative expense increased by $2.7 million to $4.7 million for the three months ended September 30, 2016 from $2.0 million for the three months ended September 30, 2015. The increase was primarily attributable to the following:

•                  $0.7 million increase of employee salary and benefits, which was primarily attributable to hiring of more personnel during the three months ended September 30, 2016;

•                  $0.8 million increase of professional fees for audit, consulting, recruiting and legal services, mainly in connection with the preparation of our periodic reports, consulting activities, recruiting services and patent prosecution activities;

•                  $0.4 million increase of stock option expense ($0.6 million in the three months ended September 30, 2016 compared to $0.2 million in the three months ended September 30, 2015); and

•                  $0.8 million increase of travel, office, leasing and other administrative expenses, mainly in connection with the global expansion of our company.

Interest income and expense, net

Interest income (net) decreased by $535,000 to interest expense (net) of $75,000 for the three months ended September 30, 2016 from interest income (net) of $460,000 for the three months ended September 30, 2015. The decrease in interest income (net) was primarily attributable to decrease of interest income, mainly generated from short-term investments in treasury securities, municipal bonds and fixed income bonds.

Changes in fair value of financial instruments

Loss from changes in fair value of financial instruments was nil for the three months ended September 30, 2016, compared with $0.3 million for the three months ended September 30, 2015. The decrease in loss from changes in fair value of financial instruments was primarily attributable to the exercise of warrants and options in January 2016 and February 2016.

Disposal loss on available-for-sale securities

The $0.1 million disposal loss on available-for-sale securities was recorded for the three months ended September 30, 2016 following the disposal of the available-for-sale securities.

Other income, net

Other income (net) decreased by $401,000 to other expense (net) of $327,000 for the three months ended September 30, 2016 from other income (net) of $74,000 for the three months ended September 30, 2015. Other income (net) primarily consisted of government grants received and foreign currency exchange gain/loss.

Income tax expense

Income tax expense was $0.1 million for the three months ended September 30, 2016 compared with nil for the three months ended September 30, 2015. Current-year income tax expense was attributable to BeiGene USA, Inc., a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to BeiGene, Ltd. BeiGene, Ltd. and its other subsidiaries were in a cumulative loss position for the three months ended September 30, 2015 and 2016.

Comparison of the nine months ended September 30, 2015 and September 30, 2016

Revenue

Revenue from the Merck KGaA Collaboration decreased by $3.0 million to $1.1 million for the nine months ended September 30, 2016 from $4.1 million for the nine months ended September 30, 2015. The decrease was primarily attributable to revenue that was no longer being recognized for BGB-290 for the nine months ended September 30, 2016 after we repurchased its ex-PRC right from Merck KGaA in October 2015.

Research and development expense

Research and development expense increased by $39.0 million to $69.1 million for the nine months ended September 30, 2016 from $30.1 million for the nine months ended September 30, 2015. The following table summarizes our research and development expense by program and stage of development for the nine months ended September 30, 2015 and 2016, respectively:

	Nine Months Ended September 30,
	2015	2016
	(in thousands)
External cost of clinical-stage programs	$9,407	$37,221
External cost of preclinical-stage programs	3,264	5,150
Internal research and development expenses	17,476	26,729
Total research and development expenses	$30,147	$69,100

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

Increases of approximately $14.3 million, $10.0 million, $2.4 million and $1.1 million, respectively, for BGB-3111, BGB-A317, BGB-283 and BGB-290.

The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our pipeline, and included the following:

•                  $6.6 million increase of employee salary and benefits, which was primarily attributable to hiring of more development personnel during the nine months ended September 30, 2016;

•                  $2.8 million increase of materials and reagent expenses, mainly in connection with in-house manufacture of drugs used for clinical purpose which was previously outsourced and recorded as external cost;

•                  $1.0 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our pipeline;

•                  $1.4 million increase of facilities, office expense, rental fee and other expenses; and

•                  Offset by $2.6 million decrease of stock option expenses ($5.2 million in the nine months ended September 30, 2016 compared to $7.8 million in the nine months ended September 30, 2015).

General and administrative expense

General and administrative expense increased by $7.4 million to $11.8 million for the nine months ended September 30, 2016 from $4.4 million for the nine months ended September 30, 2015. The increase was primarily attributable to the following:

•                  $2.8 million increase of professional fees for audit, consulting, recruiting and legal services, mainly in connection with the preparation of our periodic reports, consulting activities, recruiting services and patent prosecution activities;

•                  $2.2 million increase of employee salary and benefits, which was primarily attributable to hiring of more personnel during the nine months ended September 30, 2016;

•                  $1.2 million increase of stock option expense ($1.5 million in the nine months ended September 30, 2016 compared to $0.3 million in the nine months ended September 30, 2015); and

•                  $1.2 million increase of travel, office, leasing and other administrative expenses, mainly in connection with the global expansion of our company.

Interest income and expense, net

Interest income (net) decreased by $110,000 to $336,000 for the nine months ended September 30, 2016 from $446,000 for the nine months ended September 30, 2015. The decrease in interest income (net) was primarily attributable to decrease of interest income, mainly generated from short-term investments in treasury securities, municipal bonds and fixed income bonds.

Changes in fair value of financial instruments

Loss from changes in fair value of financial instruments increased by $1.0 million to $1.5 million for the nine months ended September 30, 2016 from $0.5 million for the nine months ended September 30, 2015. The increase in loss from changes in fair value of financial instruments was primarily attributable to the fair value change of warrants and options.

Disposal loss on available-for-sale securities

The $1.1 million disposal loss on available-for-sale securities was recorded for the nine months ended September 30, 2016 following the disposal of the available-for-sale securities.

Other income, net

Other income (net) decreased by $139,000 to $732,000 for the nine months ended September 30, 2016 from $871,000 for the nine months ended September 30, 2015. Other income (net) primarily consisted of government grants received and foreign currency exchange gain/loss.

Income tax expense

Income tax expense was $0.3 million for the nine months ended September 30, 2016 compared with nil for the nine months ended September 30, 2015. Current-year income tax expense was attributable to BeiGene USA, Inc., a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to BeiGene, Ltd. BeiGene, Ltd. and its other subsidiaries were in a cumulative loss position for the nine months ended September 30, 2015 and 2016.

Liquidity and capital resources

Since inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred net losses of $14.0 million and $29.9 million, respectively, for the three and nine months ended September 30, 2015, and $35.5 million and $81.6 million, respectively, for the three and nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $199.8 million. Our primary use of cash is to fund research and development costs. Our operating activities used $23.1 million and $63.4 million of cash flows during the nine months ended September 30, 2015 and 2016, respectively. Historically, we have financed our operations principally through proceeds from private placements of preferred shares, promissory notes and convertible notes of $184.4 million and proceeds from the Merck KGaA Collaboration of $37 million. On February 8, 2016, we completed our initial public offering and received net proceeds of $166.2 million, after deducting underwriting discounts and offering expenses. At September 30, 2016, we had cash, cash equivalents and short-term investments of $203.6 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2015 and 2016:

	Nine Months Ended September 30,
	2015	2016
	(in thousands)
Net cash used in operating activities	$(23,081)	$(63,373)
Net cash used in investing activities	(66,208)	(51,129)
Net cash provided by financing activities	103,324	182,210
Net effect of foreign exchange rate changes	(483)	(45)
Net increase in cash and cash equivalents	$13,552	$67,663

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

During the nine months ended September 30, 2016, operating activities used $63.4 million of cash, which resulted principally from our net loss of $81.6 million, adjusting for non-cash charges of $10.7 million and interest expense of $0.1 million, and by cash provided by our operating assets and liabilities of $7.4 million. Our net non-cash charges during the nine months ended September 30, 2016 primarily consisted of a $1.4 million depreciation charge, a $6.7 million share-based compensation expense, a $1.1 million disposal loss on available-for-sale securities and a $1.5 million loss from changes in the fair value of financial instruments.

During the nine months ended September 30, 2015, our operating activities used $23.1 million of cash, which resulted principally from our net loss of $29.9 million, adjusted for non-cash charges of $10.0 million and interest expense of $0.8 million, and by cash used in our operating assets and liabilities of $4.0 million. Our net non-cash charges during the nine months ended September 30, 2015 primarily consisted of $1.1 million of depreciation expense, $8.0 million of share-based compensation expense, a

$0.3 million disposal loss on available-for-sale securities and a $0.5 million loss from changes in fair value of financial instruments.

Net cash used in investing activities

Net cash used in investing activities was $51.1 million for the nine months ended September 30, 2016 compared to $66.2 million for the nine months ended September 30, 2015. The increase in cash used in investing activities was primarily due to $35.7 million net purchase of available-for-sale securities and $15.4 million paid to purchase property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $182.2 million for the nine months ended September 30, 2016 compared to $103.3 million for the nine months ended September 30, 2015. The increase was primarily due to proceeds of $167.9 million from our initial public offering, net of offering costs, proceeds of $12.2 million from long-term loan and proceeds of $2.1 million from exercise of warrants.

Operating capital requirements

We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future drug candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates and begin to commercialize any approved products. As a newly public company, we have incurred and will continue to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2016, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. In that time, we expect that our expenses will increase substantially as we fund clinical development of BGB-3111, BGB-A317, BGB-290 and BGB-283 as monotherapies and in combination, fund new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

•                  the number and characteristics of the drug candidates we pursue;

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending against intellectual property-related claims;

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

Contractual obligations and commitments

The following table summarizes our significant contractual obligations as of payment due date by period at September 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$9,430	$2,540	$4,313	$2,577	—
Long-term debt obligation	$18,030	—	$18,030	—	—
Capital commitments	$9,587	$9,587	—	—	—
Total	$37,047	$12,127	$22,343	$2,577	—

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

On April 10, 2016, we entered into a Lease Agreement with Suzhou Industrial Park Biotech Development Co., Ltd. for an approximately 11,000 square meter facility for research and manufacturing use in Suzhou, China. The lease commenced on April 18, 2016 and will expire on July 17, 2021. The initial rent, the payment of which commenced on July 18, 2016, is RMB 280,650 per month, plus service charges of RMB 65,485 per month and other fees for use of the premises, including water costs and electricity. The service charges will remain unchanged for the first three years and the increasing range thereafter will not exceed 5% of the previous yearly service charges. Suzhou Industrial Park Administrative Committee will pay our full monthly rent for the first three years and 50% of the monthly rent for the following two years. The lease contains customary covenants, insurance and indemnification obligations, and termination provisions.

Long-term debt obligation

On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $18.0 million at a 7% fixed annual interest rate. As of September 30, 2016, we have drawn down $18.0 million, which is secured by BeiGene Suzhou’s future equipment purchases and our rights to a PRC patent on a drug candidate. The loan amounts of $9.0 million and $9.0 million are repayable on September 30, 2018 and 2019, respectively. As of September 30, 2016, the outstanding unpaid principal and interest of this bank loan was $18.0 million.

Capital commitments

We had capital commitments amounting to $9.6 million for the acquisition of property, plant and equipment as of September 30, 2016.

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

Interest and credit risk

Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $17.9 million and $85.5 million and short-term investments of $82.6 million and $118.1 million at December 31, 2015 and September 30, 2016, respectively. At September 30, 2016, our cash and cash equivalents were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At September 30, 2016, our short-term investments consisted primarily of high credit quality corporate fixed income bonds and U.S. Treasury securities. We believe that the corporate bonds and the U.S. Treasury securities are of high credit quality and will continually monitor the credit worthiness of these institutions.

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

RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was depreciation of approximately 4.4% in the year ended December 31, 2015, and depreciation of approximately 2.1% in the nine months ended September 30, 2016. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

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

Item 4.                                 Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2010. We reported a net loss of $14.0 million and $29.9 million, respectively, for the three and nine months ended September 30, 2015, and $35.5 million and $81.6 million, respectively, for the three and nine months ended September 30, 2016.  As of September 30, 2016, we had a deficit accumulated of $199.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

In addition, because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration; the China Food and Drug Administration; the European Medicines Agency, or EMA; or other comparable regulatory authorities to perform studies in addition to those that we currently anticipate. Even if our drug candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these drugs.

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

We have financed our operations with a combination of equity and debt offerings, contracts, and private and public grants. Through September 30, 2016, we raised approximately $170 million in private equity financing and $10 million in non-convertible debt financings. To date, we have received a total of $37 million in upfront payments and milestone payments through our collaboration arrangements with Merck KGaA for BGB-283 and BGB-290. On February 8, 2016, we completed our initial public offering of the ADSs and received net proceeds of $166.2 million, after deducting underwriting discount and offering expenses. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any product sales revenue.

Our operations have consumed substantial amounts of cash since inception. Our operating activities used $23.1 million and $63.4 million of net cash during the nine months ended September 30, 2015 and 2016, respectively. We expect to continue to spend substantial amounts on drug discovery advancing the clinical development of our drug candidates, and launching and commercializing any drug candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

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

It is difficult to predict how market forces or PRC, Australian, U.S. or other government policies may impact the exchange rate between the Australian dollar, RMB, U.S. dollar and other currencies in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. Substantially all of our revenues are denominated in U.S. dollars and our costs are denominated in U.S. dollars, Australian dollars and RMB, and a large portion of our financial assets and a significant portion of our debt is denominated in U.S. dollars. Any significant revaluation of the RMB may materially reduce any dividends payable on the ADSs in U.S. dollars. To the extent that we need to convert U.S. dollars we received from our initial public offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or ADSs or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount we would receive.

*Our investments are subject to risks that could result in losses.

We had cash and cash equivalents of $17.9 million and $85.5 million and short-term investments of $82.6 million and $118.1 million at December 31, 2015 and September 30, 2016, respectively. At September 30, 2016, our short-term investments mainly consisted of high credit quality corporate fixed income bonds and U.S. Treasury securities. On February 8, 2016, we completed our initial public offering of the ADSs and received net proceeds of $166.2 million, after deducting underwriting discount and offering expenses. We may invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, including commercial paper and money market instruments, which may not yield a favorable return to our shareholders. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. Our primary exposure to market risk relates to fluctuations in the interest rates of the PRC and the United States. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.

Risks related to clinical development of our drug candidates

*We depend substantially on the success of our drug candidates, particularly BGB-3111, BGB-A317, BGB-290 and BGB-283, which are in clinical development. Clinical trials of our drug candidates may not be successful. If we are unable to commercialize our drug candidates, or experience significant delays in doing so, our business will be materially harmed.

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

•                  continued acceptable safety profile for our drug candidates following regulatory approval, if and when received; and

•                  obtaining sufficient supplies of any competitor drug products that may be necessary for use in clinical trials for evaluation of our drug candidates.

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

*Our drug candidates may cause undesirable adverse events or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.

Undesirable adverse events caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, CFDA, EMA or other comparable regulatory authority. Results of our trials could reveal a high and unacceptable severity or prevalence of adverse events. In such an event, our trials could be suspended or terminated and the FDA, CFDA, EMA or other comparable regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates for any or all targeted indications. Undesirable adverse events caused by BGB-3111 may include, but are not limited to, neutropenia, petechiae, purpura (subcutaneous bleeding), bruising, rash, peripheral neuropathy, and fatigue. For example, undesirable adverse events caused by BGB-290 may include, but are not limited to, nausea, vomiting, diarrhea, lethargy, neutropenia, anemia, thrombocytopena, hypophosphataemia, and hot flush. Undesirable adverse events caused by BGB-283 may include, but are not limited to, thrombocytopenia, fatigue, rash, hand-foot syndrome, hypertension, and anorexia. Drug-related adverse events could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly.

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

•                  we may be required to develop an REMS for the drug or, if an REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable regulatory authority;

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

Further, combination therapy, such as using our internally discovered drug candidates as well as third-party agents, involves unique adverse events that could be exacerbated compared to adverse events from monotherapies. These types of adverse events could be caused by our drug candidates and could also cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, CFDA, EMA or other comparable regulatory authority. Results of our trials could reveal a high and unacceptable severity or prevalence of adverse events.

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

*Even if we receive regulatory approval for our drug candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drug candidates.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, CFDA, EMA and comparable regulatory authority, requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practice, or cGMP, regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS program as a condition of approval of our drug candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, CFDA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and Good Clinical Practice, or GCPs, for any clinical trials that we conduct post-approval.

The FDA may seek to impose a consent decree or withdraw marketing approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our drug candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for their approved indications and for use in accordance with the provisions of the approved label. The FDA, CFDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, CFDA, EMA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.

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

Specifically, in China, the CFDA categorizes domestically manufactured innovative drug applications as Category 1 and imported innovative drug applications as Category 3. To date, most of local companies’ domestically manufactured drug applications are filed in Category 1 if the drug has not already been approved by the FDA or EMA. Most multinational pharmaceutical companies’ drug registration applications are filed in Category 3. These two categories have distinct approval pathways, as described in the section of our Annual Report titled “Item 1—Business—Regulatory Framework and Structural Advantages of Being a China-Based Research and Development Organization.” We believe the local drug registration pathway, Category 1, is a faster and more efficient path to approval in the Chinese market than Category 3. Companies are required to obtain Clinical Trial Application approval before conducting clinical trials in China. This registration pathway has a fast track review and approval mechanism if the drug candidate is on a national priority list. The imported drug registration pathway, Category 3, is more complex and is evolving. China Category 3 registration applications may only be submitted after a drug has obtained an NDA approval and received the Certificate of Pharmaceutical Product granted by a major drug regulatory authority, such as the FDA or EMA.

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

In February 2016, the CFDA released the Opinions on Priority Review and Approval for Resolving Drug Registration Applications Backlog, which further clarified the following policies potentially accelerating the approval process of certain clinical trials or drug registrations which may benefit us:

•                  A fast track drug registration or clinical trial approval pathway will be available for the following drug registration applications with distinctive clinical benefits: (1) registration application of innovative drugs not sold within or outside China; (2) registration application of innovative drug transferred to be manufactured in China; (3) registration application of drugs using advanced technology, using innovative treatment methods, or having distinctive treatment advantages; (4) clinical trial applications for drugs with patent expiry within three years, and marketing authorization applications for drugs with patent expiry within one year; (5) concurrent applications for new drug clinical trials which are already approved in the United States or European Union, or concurrent drug registration applications for drugs which have applied for marketing authorization and passed onsite inspections in the United States or European Union and are manufactured using the same production line in China; (6) traditional Chinese medicines (including ethnic medicines) with clear clinical position in prevention and treatment of serious diseases; and (7) registration application of new drugs sponsored by national key technology projects or national key development projects.

•                  A fast track drug registration approval pathway will be available for drug registration applications with distinctive clinical benefits for prevention and treatment of HIV, phthisis, viral hepatitis, orphan diseases, malignant neoplasms, children’s diseases, and geriatrics.

In March 2016, the CFDA released a circular, CFDA Announcement on Reforms of Pharmaceutical Registration Classification, which outlined the re-classifications of drug applications. Under the new categorization, innovative drugs that have not been marketing either within or outside China remain Category 1, while drugs marketed outside China seeking marketing approval in China are now Category 5.

However, since these laws and regulations in relation to such above-mentioned fast track clinical trial approval and drug registration pathway, and were newly issued, there remains uncertainty with respect to their implementation. We expect that the CFDA review and approval process will improve over time. However, how and when this approval process will be changed is still subject to further policies to be issued by the CFDA and is currently uncertain.

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

Even if we are able to commercialize any drug candidates, the drugs may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

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

*We may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

If any of the physicians or other providers or entities with whom we expect to do business with are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States, the PRC and other countries with respect to our proprietary technology and drug candidates. As of November 7, 2016, we own seven issued U.S. patents and seven pending U.S. patent applications as well as corresponding patents and patent applications internationally. In addition, we own 12 pending international patent applications under the Patent Cooperation Treaty, or PCT, which we plan to file nationally in the United States and other jurisdictions. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. We have sought to protect our proprietary position by filing patent applications in the United States, the PRC and other countries related to novel technologies and drug candidates that we consider are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

We currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the same. If we are unsuccessful in obtaining trademark protection for our primary brands, we may be required to change our brand names which could materially adversely affect our business. Moreover, as our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patent rights. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained, if any. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in a recent case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally-occurring substances are not patentable. Although we do not believe that our currently issued patent and any patents that may issue from our pending patent applications directed to our drug candidates if issued in their currently pending forms, as well as patent rights licensed by us, will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patent rights. There could be similar changes in the laws of foreign jurisdictions that may impact the value of our patent rights or our other intellectual property rights.

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

Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by the FDA, CFDA, EMA or other comparable regulatory authorities and/or approval of the manufacturing process and procedures in accordance with the FDA, CFDA or EMA’s regulations, or comparable requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time-consuming. It is also possible that the FDA, CFDA, EMA or other comparable regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.

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

As of September 30, 2016, we had 318 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify any additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the ADSs could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

•                  the inability to commercialize any drug candidate; and

•                  a decline in the ADS price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of drugs we develop, alone or with collaborators. Although we currently hold $10 million in product liability coverage in the aggregate, the amount of such insurance coverage may not be adequate, we may be unable to maintain such insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pharmaceutical industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Altered regulations could also add time and expense to the process by which our product candidates receive regulatory approval in the United Kingdom and European Union. Similarly, it is unclear at this time what Brexit’s impact will have on our intellectual property rights and the process for obtaining, maintaining and defending such rights. It is possible that certain intellectual property rights, such as trademarks, granted by the European Union will cease being enforceable in the United Kingdom absent special arrangements to the contrary, and we are required to refile our trademarks and other intellectual property applications domestically in the United Kingdom. With regard to existing patent rights, the effect of Brexit should be minimal considering enforceable patent rights are specific to the United Kingdom, whether arising out of the European Patent Office or directly through the United Kingdom patent office.

Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership in the European Union. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

We manufacture and intend to continue to manufacture at least a portion of our drug candidates ourselves. Delays in completing and receiving regulatory approvals for our manufacturing facility could delay our development plans and thereby limit our revenues and growth.

We currently lease an approximately 140 square meter manufacturing facility in Beijing, PRC, which produces and supplies preclinical and clinical trial materials for some of our small molecule drug candidates. To increase our manufacturing capabilities, we intend to expend substantial amounts for the build-out of an 11,000 square meter manufacturing facility in Suzhou, PRC to house one oral-solid-dosage production line for small molecule drug candidates and one pilot plant for monoclonal antibodies. At the Suzhou manufacturing facility, we intend to produce drug candidates for clinical or, in the future, commercial use. This new manufacturing facility is expected to be completed by 2017. This project may result in unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. If construction or regulatory approval of our new facility is delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth. Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank have agreed to lend us RMB 120 million for the construction of the Suzhou manufacturing facility and the procurement of the equipment. Cost overruns associated with constructing our Suzhou facility could require us to raise additional funds from other sources.

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

Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. The draft Foreign Investment Law specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs, whereas an entity set up in a foreign jurisdiction would nonetheless be, upon market entry clearance by the Ministry of Commerce or its local counterparts, treated as a PRC domestic investor provided that the entity is “controlled” by PRC entities and/or citizens. In this connection, “control” is broadly defined in the draft law to cover the following summarized categories: (1) holding 50% of more of the shares, equity or voting rights of the subject entity; (2) holding less than 50% of the voting rights of the subject entity but having the power to secure at least 50% of the seats on the board or other equivalent decision-making bodies, or having the voting power to exert material influence on the board, the shareholders’ meeting or other equivalent decision-making bodies; or (3) having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity’s operations, financial matters or other key aspects of business operations. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions, if the FIE is engaged in the industry listed in the “negative list” which will be separately issued by the State Council later. Unless the underlying business of the FIE falls within the negative list, which calls for market entry clearance by the Ministry of Commerce or its local counterparts, prior approval from the government authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE.

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

*Any failure to comply with PRC regulations regarding our employee equity incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

We and our directors, executive officers and other employees who are PRC residents have participated in our employee equity incentive plans. Upon completion of our initial public offering, we became an overseas listed company. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. Our directors, executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted shares or options may follow SAFE Circular 37 to apply for the foreign exchange registration before our company became an overseas listed company. However, in practice, different local SAFE branches may have different views and procedures on the application and implementation of SAFE regulations, and there remains uncertainty with respect to its implementation. If we or our directors, executive officers or other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted shares or options, including but not limited to the four shareholders referred to above, fail to register the employee equity incentive plans or their exercise of options, we and such employees may be subject to (i) legal or administrative sanctions imposed by the SAFE or other

PRC authorities, including fines; (ii) to restrictions on our cross-border investment activities; (iii) to limits on the ability of our wholly owned subsidiaries in China to distribute dividends or the proceeds from any reduction in capital, share transfer or liquidation to us; and (iv) to prohibitions on our ability to inject additional capital into these subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.

Upon completion of our initial public offering, we became an overseas listed company, and therefore, we and our directors, executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted shares or options are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, issued by SAFE in February 2012, according to which, employees, directors, supervisors and other management members participating in any share incentive plan of an overseas publicly listed company who are PRC citizens or who are non-PRC citizens residing in China for a continuous period of not less than one year, subject to limited exceptions, are required to register with SAFE through a domestic qualified agent, which could be a PRC subsidiary of such overseas listed company, and complete certain other procedures. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to make payments under our equity incentive plans or receive dividends or sales proceeds related thereto, or our ability to contribute additional capital into our wholly-foreign owned enterprises in China and limit our wholly-foreign owned enterprises’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under PRC law.

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

Under PRC laws, rules and regulations, each of our subsidiaries incorporated in China is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As a result of these laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of September 30, 2016, these restricted assets totaled RMB 17.2 million.

The Enterprise Income Tax Law, or the EIT Law and its implementation rules, both of which became effective on January 1, 2008, provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. As a result, dividends paid to us by our PRC subsidiaries are expected to be subject to PRC withholding tax at a rate of 10%.

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

*We may be treated as a resident enterprise for PRC tax purposes under the EIT Law and be subject to PRC tax on our worldwide taxable income at a rate of 25%.

Under the EIT Law an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax, or EIT, purposes. The implementing rules of the EIT Law define “de facto management bodies” as “management bodies that exercise substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, specifies that certain Chinese-controlled offshore incorporated enterprises, defined as enterprises incorporated under the laws of foreign countries or territories and that have PRC enterprises or enterprise groups as their primary controlling shareholders, will be classified as resident enterprises if all of the following are located or resident in China: (i) senior management personnel and departments that are responsible for daily production, operation and management; (ii) financial and personnel decision-making bodies; (iii) key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and (iv) half or more of senior management or directors having voting rights. On July 27, 2011, the SAT issued Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or Bulletin 45, which became effective on September 1, 2011 and was most recently amended on October 1, 2016, to provide further guidance on the implementation of Circular 82. Bulletin 45 clarifies certain issues related to determining PRC resident enterprise status, including which competent tax authorities are responsible for determining offshore incorporated PRC resident enterprise status, as well as post-determination administration. In 2014, the SAT, released the Announcement of the SAT on Issues Concerning the Recognition of Chinese-Controlled Enterprises Incorporated Overseas as Resident Enterprises on the Basis of Their Actual Management Bodies and supplemented some provisions on the administrative procedures for the recognition of resident enterprise, while the standards used to classify resident enterprises in Circular 82 remain unchanged.

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

*We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or other assets attributable to a PRC establishment of a non-PRC company.

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

The PRC tax authorities have the discretion under Bulletin 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. If the PRC tax authorities make adjustments to the taxable income of the transactions under Circular 698/Bulletin 7, our income tax costs associated with such potential acquisitions or disposals will increase, which may have an adverse effect on our financial condition and results of operations.

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

The audit report included in our Annual Report is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board, or the PCAOB, and, as such, our shareholders are deprived of the benefits of such inspection.

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

Furthermore, as of September 30, 2016, approximately 112,308,859 ordinary shares that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of the ADSs could decline.

As of November 7, 2016, the holders of approximately 272,278,765 ordinary shares, or 63.4%, of our outstanding ordinary shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their ordinary shares or to include their ordinary shares in registration statements that we may file for ourselves or other shareholders. Once we register the offer and sale of ordinary shares for the holders of registration rights, they can be freely sold in the public market.

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

*Your voting rights as a holder of the ADSs are limited by the terms of the deposit agreement, as amended.

You may exercise your voting rights with respect to the ordinary shares underlying your ADSs only in accordance with the provisions of the deposit agreement, as amended. Upon receipt of voting instructions from you in the manner set forth in the deposit agreement, the depositary for the ADSs will endeavor to vote your underlying ordinary shares in accordance with these instructions. Under our articles of association, the minimum notice period required for convening a general meeting is seven calendar days. When a general meeting is convened, you may not receive sufficient notice of a shareholders’ meeting to permit you to withdraw your ordinary shares to allow you to cast your vote with respect to any specific matter at the meeting. In addition, the depositary and its agents may not be able to send voting instructions to you or carry out your voting instructions in a timely manner. We will make all reasonable efforts to cause the depositary to extend voting rights to you in a timely manner, but you may not receive the voting materials in time to ensure that you can instruct the depositary to vote your shares. Furthermore, the depositary and its agents will not be responsible for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, you may not be able to exercise your right to vote and you may lack recourse if your ordinary shares are not voted as you requested.

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

Fee-shifting articles are relatively new and untested in both the Cayman Islands and the United States. The case law and potential legislative action on fee-shifting articles are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such articles. For example, it is unclear whether our ability to invoke our fee-shifting article in connection with claims under the federal securities laws, including claims related to our initial public offering, would be preempted by federal law. Similarly, it is unclear how courts might apply the standard that a claiming party must obtain a judgment that substantially achieves, in substance and amount, the full remedy sought. The application of our fee-shifting article in connection with such claims, if any, will depend in part on future developments of the law. We cannot assure you that we will or will not invoke our fee-shifting article in any particular dispute, including any claims related to our initial public offering. Consistent with our directors’ fiduciary duties to act in the best interests of the company, the directors may in their sole discretion from time to time decide whether or not to enforce this article. In addition, given the unsettled state of the law related to fee-shifting articles, such as ours, we may incur significant additional costs associated with resolving disputes with respect to such articles, which could adversely affect our business and financial condition.

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

*The depositary for the ADSs will give us a discretionary proxy to vote our ordinary shares underlying your ADSs if you do not vote at shareholders’ meetings, except in limited circumstances, which could adversely affect your interests.

Under the deposit agreement, as amended, for the ADSs, the depositary will give us a discretionary proxy to vote our ordinary shares underlying your ADSs at shareholders’ meetings if you do not give voting instructions to the depositary, unless:

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

Your ADSs are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of your ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, as amended, or for any other reason, subject to your right to cancel your ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of your ADSs and withdrawal of the underlying common shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders’ meeting or we are paying a dividend on our ordinary shares.

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

Our directors, executive officers and principal shareholders beneficially owned approximately 72.9% of our outstanding ordinary shares as of November 7, 2016. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of the ADSs. These actions may be taken even if they are opposed by our other shareholders, including the holders of the ADSs. In addition, these persons could divert business opportunities away from us to themselves or others.

*We have incurred increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, as a public company, we are now subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. We have incurred and will continue to incur costs associated with the preparation and filing of these reports. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

BEIGENE, LTD.

Date: November 10, 2016	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Registrant, as currently in effect	8-K	02/11/2016	3.1
4.1	Deposit Agreement dated February 5, 2016 by and among the Registrant, the Depositary and holders of the American Depositary Receipts	8-K	02/11/2016	4.1
4.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts	8-K	04/11/2016	4.1
4.3	Form of American Depositary Receipt (included in Exhibit 4.2)	8-K	04/11/2016	4.2
4.4	Specimen Certificate for Ordinary Shares	S-1	12/09/2015	4.3
4.5	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein	S-1	10/16/2015	4.4
4.6	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein	S-1	01/27/2016	10.21
4.7	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.	10-Q	08/10/2016	4.7
10.1†	Employment Agreement, dated as of August 8, 2016, by and between BeiGene USA, Inc. and Amy Peterson				X
10.2†	Employment Agreement, dated as of August 19, 2016, by and between BeiGene USA, Inc. and Jane Huang				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to

					X

the Condensed Consolidated Financial Statements.

†              Indicates a management contract or any compensatory plan, contract or arrangement.

*              Furnished herewith.