Form 10-K
period 2016-12-31
BeiGene, Ltd.
filed 2017-03-22
CIK 1651308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Registrant's Telephone Number, Including Area Code)

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

          As of June 30, 2016, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of American Depositary Shares ("ADSs"), each representing 13 ordinary shares, held by non-affiliates of the registrant was approximately $374.1 million, based upon the closing price of the registrant's ADSs on June 30, 2016.

          As of March 17, 2017, 518,602,349 ordinary shares, par value $0.0001 per share, were outstanding, of which 251,251,247 ordinary shares were held in the form of 19,327,019 ADSs.

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K

*
Not for trading, but only in connection with the registration of the American Depositary Shares.

 BeiGene, Ltd.
Annual Report on Form 10-K
TABLE OF CONTENTS

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

        The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

  •
  the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs;

  •
  our ability to advance our drug candidates into, and successfully complete, clinical trials;

  •
  the ability of our drug candidates to be granted or to maintain Category 1 designation with the China Food and Drug Administration, or CFDA;

  •
  our reliance on the success of our clinical-stage drug candidates BGB-3111, BGB-A317, BGB-290 and BGB-283 and certain other drug candidates, as monotherapies and in combination with our wholly-owned drug candidates and third-party agents;

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

  •
  the future trading price of the American Depositary Shares, or ADSs, and impact of securities analysts' reports on these prices; and

  •
  other risks and uncertainties, including those listed under "Part I—Item 1A—Risk Factors."

        These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report, particularly in "Part I—Item 1A—Risk Factors," that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

        Please see the Glossary of Scientific Terms on page 74 for definitions of scientific terms used in this Annual Report.

 PART I

        Unless the context requires otherwise, references in this report to "BeiGene," the "Company," "we," "us," and "our" refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.

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

        Our strategy is to develop a pipeline of drug candidates with the potential to be best-in-class monotherapies and also important components of multiple-agent combination regimens. Over the last six years, using our cancer biology platform, we have developed clinical-stage drug candidates that inhibit the important oncology targets Bruton's tyrosine kinase, or BTK, RAF dimer protein complex and PARP family of proteins, and an immuno-oncology agent that inhibits the immune checkpoint protein receptor PD-1. For each of our molecularly targeted drug candidates, we have achieved proof-of-concept by observing objective responses in defined patient populations. Our BTK inhibitor is currently in pivotal studies in North America, Europe, Australia, New Zealand, and China. Our PD-1, PARP and RAF dimer inhibitors are currently in the dose-expansion phases of their respective clinical trials. As of March 20, 2017, trials of our four clinical-stage drug candidates, as monotherapies and in combination, have enrolled a total of over 980 patients. We have Investigational New Drug, or IND, Applications in effect for our BTK, PD-1 and PARP inhibitors with the U.S. Food and Drug Administration, or FDA. All four of our drug candidates are in the clinic in China, including our BTK drug candidate being in two pivotal studies. We believe that each of our clinical-stage drug candidates is the first in their respective classes being developed in China under the Category 1.1 domestic regulatory pathway to enter into human testing and to present clinical data.

        Our research operations are in China, which we believe confers several advantages including access to a deep scientific talent pool and proximity to extensive preclinical study and clinical trial resources through collaborations with leading cancer hospitals in China. Beyond the substantial market opportunities we expect to have globally, we believe our location in China provides us the opportunity to bring best-in-class and/or first-in-class monotherapies and combination therapeutics to our home market where many global standard-of-care therapies are not currently approved or available. We have assembled a team of 348 individuals in China, the United States, and Australia with deep scientific talent and extensive global pharmaceutical experience who are deeply committed to advancing our mission to become a global leader in next-generation cancer therapies.

        We believe that oncology treatment has entered an era of revolutionary change in which cancer drugs will be used both as monotherapy and in combination to attack multiple underlying mechanisms of cancer cell growth and survival. Due to breakthroughs in gene sequencing and methods of tumor characterization, cancer is rapidly being redefined from a paradigm of classification based on tissue of origin to molecular characteristics. As a result, this ability to better classify cancers has enabled the development of molecularly targeted drugs that address specific cancer subpopulations and provide high response rates in tumors with particular mutations. In addition, the development of immuno-oncology agents such as antibodies targeting the CTLA-4 and PD-1 protein receptors and the PD-L1 protein has demonstrated the importance of the human immune system in cancer therapy and the potential for more durable responses from agents that activate the immune system to identify and eliminate tumors. We believe that the future of cancer therapy will involve combinations of molecularly targeted and immuno-oncology drugs tailored to particular tumor sub-groups and have directed our research efforts at both types of drugs.

        Our belief that this fundamental shift was about to occur in cancer research led us early in our history to develop a cancer biology platform that addresses the importance of tumor-immune system interactions and the value of primary tumor biopsies in developing new models. Our proximity to leading cancer treatment centers in Beijing and our close relationships with clinicians who treat patients and perform biopsies and surgeries at those centers have allowed us to develop an extensive collection of in vivo, ex vivo and in vitro cancer models. Given our belief that the human immune system can play an important role in combating cancer and that future treatments will involve combination therapies, we have introduced elements of a functional immune system into these models. Our proprietary models allow our research team to better select targets and to screen and evaluate therapeutic agents that we believe have significant potential alone or in combination for treating a variety of cancers. Our models are a key component in the screening cascade we follow in our drug discovery effort and permit us to evaluate potential drug candidates in conditions that much better approximate a patient's cancer at the time of treatment. This is particularly significant when drug discovery requires evaluation not only of monotherapies but also multiple combinations and regimens targeting specific mutations while simultaneously immobilizing the defenses cancer cells mount against the human immune system.

        Since our inception in 2010, we have raised approximately $170 million in private equity financing and $10 million in non-convertible debt financings. On February 8, 2016 and November 23, 2016, we completed our initial and follow-on public offerings, and received net proceeds of $166 million and $199 million, respectively, after deducting underwriting discounts and offering expenses.

Next Generation of Cancer Treatment

        We believe that oncology treatment is rapidly evolving, offering patients the promise of more frequent and more durable responses that improve survival from months to years while avoiding the severe toxicities typically associated with chemotherapy. While these outcomes may occasionally be achieved with monotherapy, we believe that the emergence of resistance is a major problem and that better outcomes will be achievable by combining multiple drugs as it is done in treating infectious diseases.

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

  •
  Effective molecularly targeted therapy, but often limited durability.  The ability to better understand the mechanisms underlying cancer has allowed the development of effective drugs that target important molecular drivers and generate high response rates in tumors with these drivers. Examples of approved drugs include gefitinib and erlotinib for patients with EGFR mutations, crizotinib and ceritinib for patients with ALK translocations, and vemurafenib and dabrafenib for patients with BRAF mutations. Unfortunately, in many of these cases, responses have been relatively short-lived as cancers can develop alternative mechanisms to compensate and ultimately bypass these drugs' blockade of molecular signaling. For example, while 52% of previously treated metastatic melanoma patients with BRAF V600E achieved an objective response once treated with vemurafenib, the median duration of response was only 6.5 months.

  •
  Immune checkpoint inhibitors have shown remarkable clinical benefit, demonstrating the power of the immuno-oncology approach.  Improved understanding of cancer immunology has led to the identification of critical immune checkpoints—i.e., mechanisms by which cancer cells evade the surveillance of the immune system. Inhibitors of the immune checkpoints CTLA-4 and PD-1 have shown success in the clinic. Two PD-1 monoclonal antibodies, nivolumab and pembrolizumab, and one PD-L1 monoclonal antibody, atezolizumab, have been approved by the FDA. To date, the FDA has approved immune checkpoint inhibitors as monotherapy in a number of cancers, including melanoma, non-small cell lung cancer, or NSCLC, kidney cancer, Hodgkin's lymphoma, bladder cancer, and head and neck squamous cell carcinoma, or HNSCC. Microsatellite instability-high, or MSI-h cancers and Merkel cell carcinoma are also under FDA review for approval. In addition to these indications, immune checkpoint inhibitors are being studied as monotherapy in clinical trials in a wide spectrum of cancers. Some of these trials have advanced to the pivotal stage, such as gastric cancer, glioblastoma, liver cancer, esophageal cancer, small cell lung cancer, or SCLC, triple negative breast cancer, or TNBC, and cutaneous squamous cell carcinoma. Among these indications, immune checkpoint inhibitors have demonstrated superior overall survival in melanoma, NSCLC, kidney cancer, bladder cancer, HNSCC, and gastric cancer in large randomized controlled clinical trials. Although certain distinct toxicities associated with PD-1 and PD-L1 antibodies have been observed, these agents have been generally well-tolerated.

  •
  The need for and early promise of combination therapy.  While clinical data with molecularly targeted drugs as monotherapy have been encouraging, achieving a high rate of durable responses remains difficult in most cancer types. In addition, objective responses to checkpoint inhibitor monotherapies including PD-1, PD-L1 and CTLA-4 antibodies have been achieved in still small portions of unselected, solid tumor patients. Although the biological mechanisms underlying combinations are being explored in the field, recent third-party clinical studies have demonstrated the potential of combination therapy to achieve high tumor response rates, as are often seen with targeted therapy, but with greater durability, as is seen with immuno-therapy agents. The combination of targeted and immuno-therapies may generate durable responses with much better survival rates.

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

        Scientific Approach.    Our platform brings together the following:

  •
  Access to a broad array of primary patient biopsies and tissue samples, enabled by our proximity to and partnerships with leading China-based oncology centers, allows us to build novel in vivo, ex vivo and in vitro models that we believe more accurately represent patients' cancer disease states at the time of treatment.

  •
  Methods for better approximating the interactions between a tumor and a patient's immune system, including:

  •
  Introduction of elements of the human immune system into our in vivo, ex vivo and in vitro models;

  •
  Creation of a variety of novel assays to investigate the effects of drug combinations and study their impacts on the human immune system and the tumor microenvironment; and

  •
  An effective screening cascade for oncology drug development that incorporates all of these elements.

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

  •
  Our time and effort in developing and validating new models and processes, through the commitment and focus of our large scientific team, has allowed us to advance our capabilities meaningfully ahead of many current cancer drug development approaches. Over the last six years, our team of over 80 biologists has been focused on the continued development of our cancer biology platform.

  •
  Our non-hierarchical structure and highly cooperative organizational culture allows us to access the cross-functional capabilities needed to develop, maintain and continually improve our new generation cancer biology platform.

        Our robust preclinical and clinical pipeline demonstrates our significant commitment and ability to devote the necessary time, energy and resources required to build, validate and continue to advance our cancer biology platform. Our platform has enabled us to advance four candidates to the clinic and to execute our combination strategy. We believe we are one of only two companies today to wholly own both a clinical-stage BTK inhibitor for cancer treatment and PD-1 inhibitor and one of the few companies to have discovered, and advanced to the clinical stage, a PARP inhibitor and PD-1 inhibitor or a BRAF inhibitor and PD-1 inhibitor for use as combination therapies. We believe that our cancer biology platform is critical to developing rational combinations that enable us to become a leader in next-generation cancer therapies.

Our Clinical-Stage Drug Candidates

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

        The following table summarizes our clinical pipeline:

(1)
Limited collaboration with Merck KGaA, Darmstadt Germany.

        The following table summarizes the status of our clinical pipeline in China:

        The following table summarizes our combination therapy pipeline:

BGB-3111, Bruton's Tyrosine Kinase Inhibitor

        BGB-3111 is a potent and highly selective small molecule BTK inhibitor. We are currently developing BGB-3111 as a monotherapy and in combination with other therapies for the treatment of a variety of lymphomas. BGB-3111 has demonstrated higher selectivity against BTK than ibrutinib, the only BTK inhibitor currently approved by the FDA and the European Medicines Agency, or EMA, based on biochemical assays and higher exposure than ibrutinib based on their respective Phase 1 experience.

        In addition, we believe BGB-3111 is the only BTK inhibitor that has demonstrated sustained target inhibition in disease-relevant tissues. Our preclinical data show that target inhibition by ibrutinib at disease relevant tissues, such as the lymph node, bone marrow, and spleen, in mice and rats was not sustained over a 24-hour period. Published clinical data on ibrutinib show that ibrutinib's target inhibition in the blood is borderline at the approved dose of 420 mg once a day, with BTK occupancy in a significant portion of patients below 80%.

Target Inhibition by Ibrutinib Is Incomplete

Note: PBMC = Peripheral Blood Mononuclear Cell. Source: BeiGene data on file and Byrd et al, NEJM, 2013.

        As of March 20, 2017, we have enrolled over 340 patients in monotherapy and combination trials of BGB-3111. In January 2017, we initiated a global, multi-center randomized Phase 3 trial in Waldenström's Macroglobulinemia, or WM that will enroll approximately 170 patients at clinical sites in North America, Europe, Australia, and New Zealand. Subsequently, in March 2017, we initiated two single-arm, open-label, multi-center, pivotal studies in China in relapsed or refractory chronic lymphocytic leukemia, or CLL, or small lymphocytic lymphoma, or SLL, and in relapsed or refractory mantle cell lymphoma, or MCL, respectively. In addition, we have completed the dose-escalation phase of our Phase 1 trial in Australia, and we are continuing the dose-expansion phase in patients with select lymphoid malignancies including CLL, diffuse large B-cell lymphoma, or DLBCL, follicular lymphoma, or FL, MCL, marginal zone lymphoma, or MZL, WM, hairy cell lymphoma, or HCL. In the completed dose-escalation phase of our clinical trial, no protocol-defined dose-limiting toxicities were observed. BGB-3111 achieved several-fold higher exposure levels compared to that seen for the approved doses of ibrutinib. Proof-of-concept has been established for BGB-3111 with clinical data indicating that BGB-3111 is a potent BTK inhibitor with anti-tumor activity observed in multiple types of lymphomas starting at the lowest dose tested, 40 mg once daily, or QD. We have also initiated a combination study in Australia and the United States with obinutuzumab, an anti-CD20 monoclonal antibody approved for CLL.

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

Market Opportunity

        Lymphomas are a group of blood-borne cancers involving lymphatic cells of the immune system. They can be broadly categorized into non-Hodgkin's lymphomas, chronic B-cell leukemias, predominantly CLL, and acute B-cell leukemias. Depending on the origin of the cancer cells, lymphomas are also characterized as B-cell or T-cell lymphomas. B-cell lymphomas make up approximately 85% of non-Hodgkin's lymphomas and comprise a variety of specific diseases involving B-cells at differing stages of maturation or differentiation. Preliminary data from animal models involving BGB-3111 and third-party BTK inhibitors also suggest potential applications in solid tumors and inflammatory diseases, which could substantially expand our market opportunity.

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

        The BTK inhibitor ibrutinib was first approved by the FDA in 2013 for the treatment of patients with MCL who have received at least one prior therapy. Since 2013, ibrutinib has received supplemental FDA approvals for the treatment of patients with CLL, CLL patients with 17p deletion, patients with WM, and MZL patients who have received at least one prior anti-CD20-based therapy. Ibrutinib is also approved by the EMA for treatment of patients with MCL, CLL, or WM. Ibrutinib has subsequently been approved in over 40 countries, but not China. Reported global sales of ibrutinib were approximately $2 billion in 2016.

        Despite the clinical and commercial success of ibrutinib, we believe based on its product profile that meaningful differentiation is possible in at least the following aspects:

  •
  Safety and tolerability.  Although ibrutinib has shown a favorable safety profile compared to traditional chemotherapies, it is associated with adverse reactions that can limit its tolerability as a chronic treatment and in some cases can be treatment-limiting or life-threatening. These adverse reactions—including diarrhea, thrombocytopenia, or low blood platelet count, bleeding and AF—are believed to be due to ibrutinib's broad inhibition of kinases other than BTK, including EGFR, JAK3 and TEC.

  •
  Sustainable target inhibition in disease originating tissue.  Although ibrutinib induced sustained BTK inhibition when measured in the plasma of patients, our preclinical studies of ibrutinib show that target inhibition in disease-relevant tissues, such as the lymph node, bone marrow and spleen, in mice and rats was not sustained over a 24-hour period.

  •
  Oral bioavailability.  Ibrutinib has shown 7–23% oral bioavailability in preclinical studies, as evidenced by the daily dose of 420 mg or 560 mg required in the clinic.

  •
  Combinability with ADCC-dependent antibodies.  Anti-CD20 agents, such as rituximab, obinutuzumab and ofatumumab, are considered effective therapies for lymphomas. Several preclinical studies have demonstrated that ibrutinib, potentially due to its inhibitory activity against ITK, interferes with rituximab-medicated ADCC, which is the mechanism by which rituximab and other anti-CD20 antibodies are believed to exert their immune defense activities. Therefore, these preclinical data suggest that the activity of rituximab and other ADCC-dependent antibodies may be reduced when combined with ibrutinib.

Potential Advantages of BGB-3111

        We believe, based on our preclinical and clinical data, that BGB-3111 has the potential to be differentiated from ibrutinib in the following respects:

  •
  Better safety and tolerability.  Based on our preclinical studies, we believe BGB-3111 is more selective than ibrutinib in the inhibition of BTK and has less off target inhibition of other kinases, including EGFR, ITK, JAK3, HER2 and TEC, which we believe are associated with ibrutinib toxicity. Results from our preclinical biochemical and cellular assays show that BGB-3111 has similar potency for BTK as compared to ibrutinib while being less active against other kinase targets than ibrutinib, as reflected by the higher dose required to inhibit half the enzymatic activity, or IC 50 . Based on the selectivity of BGB-3111 relative to ibrutinib, a 2- to 70-fold higher concentration of BGB-3111 is required to achieve similar levels of inhibition in these other targets as compared to ibrutinib. Therefore, BGB-3111 has the potential to be associated with fewer toxicities.

  •
  More sustained inhibition in disease originating tissue.  In our preclinical studies, BGB-3111 has demonstrated favorable pharmacokinetic properties. The comparatively high drug level of BGB-3111 in disease originating tissue as demonstrated in the clinic could potentially translate into a more complete and sustainable inhibition and a better quality of response than ibrutinib. Ibrutinib demonstrated a dose-dependent BTK occupancy in PBMCs, during its dose-escalation study. However, even at 420 mg, its approved dose for CLL, ibrutinib did not achieve complete or sustained target occupancy in PBMCs in a significant proportion of patients. In addition, BGB-3111's favorable safety profile may allow higher drug exposure, which could result in more sustained target inhibition. Available data from our completed dose-escalation trial suggest that BGB-3111 achieved several fold higher exposure levels compared to that achieved by the approved doses of ibrutinib in its Phase 1 study. Paired biopsy data from our Phase 1 study in Australia indicate that BGB-3111 is able to sustainably inhibit BTK in the lymph node, especially with 160 mg twice daily, or BID dosing.

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

  •
  Better combinability with ADCC-dependent antibodies.  Our preclinical data show that BGB-3111 has less off-target inhibition for ITK than ibrutinib in biochemical and cell models. BGB-3111 displayed a more limited inhibitory effect on rituximab-induced ADCC than ibrutinib in cell-based studies. In a human MCL xenograft model the addition of rituximab to ibrutinib did not improve tumor activity as compared to ibrutinib as a monotherapy. However, the combination of rituximab and BGB-3111 demonstrated improved anti-tumor activity as compared to either as a monotherapy. We believe this may translate into better activity in patients when BGB-3111 is combined with rituximab or other ADCC-dependent antibody therapies.

Summary of Clinical Results

        As of March 20, 2017, over 340 patients have been enrolled in monotherapy and combination trials of BGB-3111. Preliminary data from our Phase 1 trial suggest that BGB-3111 is well-tolerated. The multi-center, open-label Phase 1 trial is being conducted in Australia, New Zealand, the United States and South Korea to assess the safety, tolerability, pharmacokinetic properties and preliminary activity of BGB-3111 as a monotherapy in patients with different subtypes of B-cell malignancies, including CLL, DLBCL, FL, MCL, MZL, WM, and HCL. We have completed the dose-escalation phase, and we are currently in the dose-expansion phase. The initial results of the dose-escalation phase and dose-expansion phase of our clinical trial show that, consistent with BGB-3111's pharmacokinetic profile, complete and sustained 24-hour BTK occupancy in the blood was observed in all tested patients, starting at the lowest dose of 40 mg QD. In addition, sustained full BTK occupancy was observed in the lymph node especially for the 160 mg BID dosing regimen. No protocol-defined dose-limiting toxicities were observed and only one treatment discontinuations due to drug-related adverse events, or AES was reported as of October 3, 2016, the most recent data analysis. Based on the pharmacokinetics, pharmacodynamics, safety and efficacy evaluation of BGB-3111 in the dose-escalation phase, 160 mg BID has been selected as the Phase 3 dose. Proof-of-concept has been established for BGB-3111 with clinical data suggesting that BGB-3111 is a potent BTK inhibitor with objective anti-tumor activity observed in multiple types of lymphomas including CLL, MCL, and WM.

        The chart below shows the pharmacokinetic profile of BGB-3111 from this Phase 1 trial, in comparison to historical data with ibrutinib and acalabrutinib.

BGB-3111: Drug Exposure in Humans, Half-life, and In Vitro Potency Comparison to Historical Data on Ibrutinib and Acalabrutinib^

Note: ^ Cross-trial comparisons; Cmax = maximum plasma concentration; AUC = area under the concentration-time curve as a standard measurement of drug exposure; Free drug exposure = unbound AUC as a measurement of unbound drug exposure. Sources1 Tam et al., ASH, 2015;2 Byrd et al., NEJM, 2016;3 Lannutti et al., AACR, 2015,4BeiGene data on file.

        In addition, sustained BTK occupancy was achieved both in the blood, or PBMC, starting at the lowest dose of 40 mg QD, and in the lymph node, with 160 mg BID, in particular, as shown below.

BGB-3111: Complete and Sustained BTK Inhibition in PBMC and Lymph Node

        On December 5, 2016, we presented data from our Phase 1 trial for a total of 33 WM patients at the 2016 American Society of Hematology Annual Meeting. Forty-five relapsed / refractory or treatment naïve WM patients were enrolled in the Phase 1 trial as of November 21, 2016, of which 33 patients were evaluable for safety and response at the cutoff date of October 3, 2016. Responses were determined according to the modified Sixth International Workshop on WM criteria.

        In the most recent data analysis, which had a cutoff of October 3, 2016, AEs were generally mild in severity, self-limited, and usually encountered only in the earlier part of the treatment course. The most frequent AEs (≥20%) of any attribution were upper respiratory tract infection (39%), petechiae (spots that appear on the skin as a result of bleeding) / purpura (subcutaneous bleeding) / contusion (33%), nausea (24%), diarrhea (24%), and constipation (21%), all grade 1 or 2 in severity except for one case of diarrhea (3%). Four serious adverse events, or SAEs, were assessed as possibly related to BGB-3111, including one case each of grade 3 cryptococcal meningitis, grade 3 pneumonia, grade 2 atrial fibrillation, or AF, and grade 2 vomiting. Other grade 3 or greater events considered possibly related to BGB-3111 included two cases of neutropenia and one case each of diarrhea, hypertension, increased liver function test, pulmonary hypertension, and vomiting. In total, three cases of AF were reported (all grade 1 or 2), and two of the three occurred in patients with pre-existing AF. No serious hemorrhage (≥ grade 3 hemorrhage or central nervous system, or CNS, hemorrhage of any grade) was reported. The only treatment discontinuation was due to exacerbation of pre-existing bronchiectasis in a patient who achieved a very good partial response, or VGPR, on BGB-3111, and the subsequent death of this patient was also the only fatal event in the study and was assessed by the investigator to be unrelated to study treatment.

        After a median follow-up of 9.6 months (3.0–24.7 months), 32 of the 33 patients were evaluable for response as one patient had IgM < 500 mg/dl at baseline. The rate of overall response, defined as minor response, or MR, or better, was 94%. The major response rate, defined as partial response, or PR, or better, was 78% (25 out of 32 patients). VGPRs (≥90% reduction or normalization of IgM and reduction in lymphadenopathy / splenomegaly) have been observed in 34% (11 out of 32 patients) and PRs (50–89% reduction in IgM and reduction in lymphadenopathy / splenomegaly) in 44% (14 out of 32 patients) of patients to date. IgM decreased from a median of 32.5g/l at baseline to 4.0g/l, and hemoglobin increased from a median of 10.3g/dl at baseline to 13.6g/dl. There have been no cases of disease progression.

BGB-3111 Phase 1 Trial in WM: Efficacy Summary

        MYD88 and CXCR4 mutational analysis results were available for 23 patients who were evaluable for response at the data cutoff. Of 18 evaluable patients with the MYD88L265P / CXCR4WT genotype, eight achieved VGPRs, seven achieved PRs, two achieved MRs, and one had stable disease, or SD. The two patients with the MYD88L265P / CXCR4WHIM genotype achieved a PR and an MR, respectively. Responses were also seen in MYD88WT patients, including one PR, one MR, and one SD among three evaluable patients. Analysis of patient response by genomic characteristics was ongoing.

        The depth of response to BGB-3111 in the Phase 1 trial improves with longer treatment. In 32 evaluable patients who had three cycles of BGB-3111 treatments, the VGPR rate was 6%, the PR rate was 59%, the MR rate was 25%, and the SD rate was 9%. The major response rate was 65%. In 25 evaluable patients who had six cycles of treatments, the VGPR rate improved to 28%, and the major response rate improved to 84%. In 15 evaluable patients who had 12 cycles of treatments, the VGPR rate improved to 53%, and the major response rate improved to 93%.

 BGB-3111 Phase 1 Trial in WM: Depth of Response Improves Over Time on Treatment

        The table below includes comparison of data of BGB-3111 to ibrutinib data at similar points of maturity. The major response rate in the BGB-3111 Phase 1 study presented at the International Workshop on Waldenström's Macroglobulinemia-9 conference, or IWWM-9, was 83%, and the VGPR rate was 33%. The data cutoff date for IWWM-9 was September 9, 2016. At similar early follow-up time points in two different studies, ibrutinib has a major response rate ranging from 57% to 65% and a VGPR rate of 6%.

 BGB-3111 Phase 1 Trial in WM: Response Rate and Depth vs. Ibrutinib^
Comparison of Response Rates to Historical Data on Ibrutinib with Comparable Follow-Up Time

Notes: ^ Cross-trial comparisons. * Long-term follow-up (median treatment duration 19.1 months): Major RR 73%, VGPR (IgM only) 16%; # Long-term follow-up (median follow-up 17.1 months): Major RR 71%, VGPR 13% (modified IWWM-6); NR = Not Reported

        In addition to data in WM, updated data on BGB-3111 in patients with CLL from the dose-escalation and dose-expansion phases of the Phase 1 trial were presented on December 5, 2016 at the 2016 American Society of Hematology Annual Meeting. As of November 21, 2016, 63 patients with CLL or SLL, were enrolled in the study. The data presented were from a total of 46 CLL or SLL patients who had at least 12 weeks of follow-up or discontinued treatment prior to week 12, by the data cutoff of October 3, 2016.

        BGB-3111 was well-tolerated. Only one patient had discontinued BGB-3111 treatment for an AE, a grade 2 pleural effusion. The most frequent AEs (≥ 20%) of any attribution were petechiae / purpura / contusion (48%), upper respiratory tract infection (33%), fatigue (28%), diarrhea (20%), cough (20%), and headache (20%), all of which were grade 1 or 2 in severity except for one case of grade 3 purpura. Three SAEs were assessed as possibly related to BGB-3111, including one case each of grade 2 cardiac failure, grade 2 pleural effusion, and grade 3 purpura. Other grade 3 or greater events considered possibly related to treatment included three cases of neutropenia and one case of AF, which was the only AF case reported. The case of purpura was the only major bleeding event; no other cases of serious hemorrhage (defined as ≥ grade 3 hemorrhage or CNS hemorrhage of any grade) were reported.

        The table below summarizes most frequent AEs (>=15%) independent of causality in our Phase 1 trial in WM and CLL cohorts.

BGB-3111 Phase 1 Safety: AEs Independent of Causality—BGB-3111 is Well-Tolerated in CLL/SLL and WM

        After a median follow-up of 8.6 months (2.2–20.9 months), the rate of overall response was 96% (44 out of 46 patients) with PR in 67% (31 out of 46 patients) and PR with lymphocytosis in 28% (13 out of 46 patients) of patients. SD was observed in 2% (1 out of 46 patients) of patients. The patient who discontinued prior to week 12 due to pleural effusion was not evaluable for response. No instances of disease progression or Richter's transformation had occurred.

 BGB-3111 Phase 1 Trial in CLL

        The figure below shows the sum of the product of the diameters, or SPD, measures of the lymph nodes from baseline. Eight patients had 100% SPD reduction from baseline, or complete resolution of lymphadenopathy.

BGB-3111 Phase 1 Lymph Node Response

Note: All responses are evaluated per International Workshop on Chronic Lymphocytic Leukemia criteria; two patients have purely leukemic disease, lymphadenopathy is not evaluable and only absolute lymphocyte count is evaluable for response, and one patient discontinued from the study prior to the first assessment. Source: Tam et al. ASH 2016 (abstract 642) presentation based on data cutoff of October 3, 2016

        The figure below shows the median change of SPD from baseline over the treatment time. The tumor shrinkage improves over the time on treatment. Consistent with data we observed in a WM cohort, the response in CLL, in this case measured by change of SPD, appears to be deeper with BGB-3111.

BGB-3111 Phase 1: Median Change from Baseline in SPD over Treatment Time—Consistent with WM Data, Response Also Appears Deeper in CLL^

Note: ^ Cross-trial comparisons. Source: Adapted based on data from Tam et al. ASH 2016 (abstract 642) and Byrd et al., NEJM 2013

        In January 2017 we initiated a global, multi-center randomized Phase 3 pivotal trial in WM in which we plan to enroll approximately 170 patients at clinical sites in North America, Europe, Australia, and New Zealand to determine whether the quality of response with BGB-3111 in WM is superior to that of ibrutinib. The study will compare BGB-3111 with ibrutinib in relapsed or refractory WM patients or treatment-naïve WM patients who are inappropriate for chemo-immunotherapy. Patients will be tested for mutation status of the MYD88 gene and assigned to MYD88 mutation and wildtype cohorts accordingly. We expect to enroll 150 patients in the MYD88 mutation cohorts, who will be randomized in a 1:1 ratio to receive either BGB-3111 160 mg orally BID or ibrutinib 420 mg orally QD until progression. The primary endpoint is combined rate of complete responses, or CRs, and VGPRs. Secondary endpoints include major response rate, progression-free survival, duration of response, and symptom resolution. The randomization will be stratified by CXCR4 mutational status and number of lines of prior therapy. Approximately 20 patients with MYD88 wildtype status will be enrolled in the second cohort and receive BGB-3111. The patients will be evaluated for the combined rate of CRs and VGPRs, major response rates, and safety. Below schematic shows the design of the Phase 3 pivotal trial in WM.

 BGB-3111 Phase 3 Study Design in WM

        Moreover, we are evaluating BGB-3111 in combination clinical trials. Our preclinical data show that BGB-3111 has less off-target inhibition for ITK than ibrutinib in biochemical and cell models. BGB-3111 displayed a more limited inhibitory effect on rituximab-induced ADCC than ibrutinib in cell-based studies. As shown in the graph below, in a human MCL xenograft model the addition of rituximab to ibrutinib did not improve tumor activity as compared to ibrutinib as a monotherapy. However, the combination of rituximab and BGB-3111 demonstrated improved anti-tumor activity as compared to either as a monotherapy. We believe this may translate into better activity in patients when BGB-3111 is combined with rituximab or other ADCC-dependent antibody therapies. We initiated the combination trial with CD20 antibody obinutuzumab in patients with B-cell malignancies in January 2016, and this trial is currently in its dose-expansion phase.

 BGB-3111 Combination Potential: Differentiated Activity in Combination with CD20 Antibody Relative to Ibrutinib*

Note: * All preclinical studies. Source: Kohrt et al, Blood, 2014; BeiGene data on file

        We also explored the combination of BGB-3111 and our PD-1 antibody, BGB-A317 in two DLBCL primary tumor models. In both models, BGB-3111 showed weak monotherapy activity. When used as a monotherapy BGB-A317 was only active in the PD-L1 positive tumor. However, the combination of BGB-3111 and BGB-A317 was highly active, better than either monotherapy, and induced tumor regression in both PD-L1 positive and PD-L1 negative models. A combination clinical trial of BGB-3111 with BGB-A317 was initiated in June 2016 and is in its dose-escalation phase.

BGB-3111 Combination Potential: Strong Rationale to Combine Our BTK and PD-1 Inhibitors

        In China, we have initiated two pivotal studies for BGB-3111. In March 2017, we initiated single-arm, open-label, multi-center pivotal clinical trials of BGB-3111 monotherapy in China in patients with relapsed or refractory MCL and in patients relapsed and refractory CLL or SLL, respectively. The primary endpoint in each of these trials is the objective response rate, and secondary endpoints include progression free survival, duration of response, time to response, safety, and tolerability. We believe BGB-3111 is the first BTK inhibitor being developed in China under the Category 1.1 domestic regulatory pathway to enter into human testing and to present clinical data.

        We plan to expand our registration program for BGB-3111. In addition, we plan to present data from the combination studies of BGB-3111 with obinutuzumab and BGB-3111 with BGB-A317 at medical conferences in 2017.

BGB-A317, PD-1 Antibody

        BGB-A317 is an investigational humanized monoclonal antibody against the immune checkpoint receptor PD-1. We are developing BGB-A317 as a monotherapy and as a combination agent for various solid-organ and blood-borne cancers. PD-1 is a cell surface receptor that plays an important role in down-regulating the immune system by preventing the activation of certain types of white blood cells called T-cells. PD-1 inhibitors remove the blockade of immune activation by cancer cells. We believe BGB-A317 may be differentiated from the currently approved PD-1 antibodies with the ability to bind Fc gamma receptor I specifically engineered out, and we believe this could potentially result in improved activities. In addition, BGB-A317 has a unique binding signature to PD-1 with high affinity and superior target specificity.

        We are evaluating BGB-A317 in the ongoing dose-escalation phase of our clinical trial in relapsed or refractory solid tumor patients and combination trials with our PARP inhibitor, BGB-290 and with our BTK inhibitor, BGB-3111 respectively, in Australia. As of March 20, 2017, we have dosed over 400 patients with BGB-A317 in monotherapy and combination trials. BGB-A317 is the first drug candidate produced from our immuno-oncology biologic programs, and we believe it could serve as one of the cornerstones for our immuno-oncology combination platform.

Mechanism of Action

        Cells called cytotoxic T-cells provide humans an important self-defense mechanism against cancer, patrolling the body, recognizing cancer cells due to immunogenic features that differ from normal cells, and killing cancer cells by injecting poisonous proteins into them. T-cells have various mechanisms built into them that prevent them from damaging normal cells, among which is a protein called PD-1 receptor, which is expressed on the surface of T-cells. The most important signaling protein that could engage PD-1 is called PD-L1, which binds the PD-1 receptor and sends an inhibitory signal inside the T-cell, stopping it from making more poisonous proteins and killing the cells sending the signal via PD-L1 and other cells nearby. Many types of cancer cells have hijacked the PD-L1 expression system that normally exists in healthy cells. By expressing PD-L1, cancer cells protect themselves from being killed by cytotoxic T-cells. BGB-A317 is a monoclonal antibody designed to specifically bind to PD-1, thereby preventing PD-L1 from engaging PD-1. Therefore, we believe BGB-A317 has the potential to restore the cytotoxic T-cell's ability to kill cancer cells.

Market Opportunity

        Forecasts of the market for monotherapy PD-1 and PD-L1 antibodies have increased as new tumor types responding to these antibodies have been identified and data has accumulated regarding their potential efficacy. It is estimated that these inhibitors will have sales in excess of $36 billion by 2023 across 10 tumors that are the focus of current immune-oncology studies (i.e., melanoma, renal cell cancer, lung cancer, gastric cancer, bladder cancer, HNSCC, triple-negative breast cancer, Hodgkin's lymphoma, Merkel cell carcinoma, and liver cancer).

        Tumor types that have been shown to be responsive to a PD-1 antibody include those with the highest annual incidence and mortality rates in China. Specifically, in 2012, 38%, 49%, 45%, and 51% of the worldwide mortalities from lung, esophageal, gastric, and liver cancers respectively occurred in China. Collectively, these four tumor types comprised over 1.6 million new cases in 2012 in China alone, according to the World Health Organization. To our knowledge, BGB-A317 is the first PD-1 antibody developed in China to enter clinical trials and to present clinical data. Due to a distinct regulatory pathway for drug candidates manufactured in China, we believe that BGB-A317 will become an important participant in China's PD-1 antibody and immuno-oncology market.

Potential Advantages of BGB-A317

        We believe BGB-A317 may be differentiated from the currently approved PD-1 antibodies. Specifically, its ability to bind FcgRI has been engineered out, resulting in a cell biology differentiation compared to the currently approved PD-1 antibodies. Our preclinical data and published literature findings, Dahan et al., 2015, suggest that engagement of FcgRI may compromise the efficacy of anti-PD-1 antibodies by attracting immune suppressive cells and depleting the T-cell population necessary for attacking the tumor cells. With limited to no ability to bind to the receptor, we believe BGB-A317 could potentially have improved activities. In addition, BGB-A317 has a unique binding signature to PD-1 with high affinity and superior target specificity. In preclinical studies, BGB-A317 showed better cellular functional activities in blocking PD-1 mediated reverse signal transduction and in activating human T-cells and primary PBMCs and improved tumor growth inhibition compared to currently approved PD-1 antibodies.

        We believe there could be a large commercial opportunity in China for PD1 antibodies as currently available clinical data suggest that some of the most prevalent cancers in China such as lung, gastric, liver and esophageal cancers are responsive to this class of agents. We believe we are well positioned to take advantage of this opportunity. In addition, the potential to combine BGB-A317 with our multiple clinical-stage and preclinical drug candidates provides us with additional shots on goal. Based on our preclinical data, we believe a strong rationale exists for combining BGB-A317 with our drug candidates BGB-290, BGB-3111, and BGB-283. In addition, we are developing several immuno-oncology candidates that we intend to combine with BGB-A317.

Summary of Clinical Trials

        As of March 20, 2017, we have dosed over 400 patients with BGB-A317 in either monotherapy or combination trials. In April 2016, we completed the enrollment for the ongoing dose-escalation phase, and in May 2016, we initiated the dose-expansion phase of our Phase 1 clinical trial in relapsed or refractory solid tumor patients in Australia, New Zealand, the United States, Korea, and Taiwan.

        On November 11, 2016, we presented updated data from the dose escalation phase of our ongoing Phase 1 trial for a total of 103 patients with advanced solid tumors at the Society for Immunotherapy of Cancer, or SITC, 31st Annual meeting. The preliminary clinical data showed that BGB-A317 was well-tolerated with AEs in keeping with the class effect. Among 103 patients evaluable for safety at the time of the data cutoff for the current safety analysis on August 15, 2016, the most common treatment-related AEs (≥ 5%) were fatigue (19%), diarrhea (13%), rash (11%), pruritus (11%), nausea (8%), hypothyroidism (7%), and infusion related reaction (6%). Treatment-related SAEs included four cases of colitis, two cases of hypotension, and one case each of diarrhea, diabetes mellitus, diabetic ketoacidosis, dyspnea, hypoxia, infusion-related reaction, and pneumonitis. Among these, grade 3 treatment-related SAEs included the two cases of hypotension and one case each of colitis, diabetes mellitus, diabetic ketoacidosis, dyspnea, hypoxia, and pneumonitis. Other treatment-related grade 3 AEs included two cases each of fatigue and hyperglycemia, and one case each of back pain, elevated alanine aminotransferase and elevated gamma-glutamyl transferase. The table below summarizes the AE events.

 BGB-A317 Phase 1 Trial: Most Common Treatment-Related Adverse Events

        A mixed patient population of 27 different tumor types was included in this data analyses, in which patients with melanoma, NSCLC or HNSCC were not enrolled, and patients with renal cell cancer and urothelial carcinoma together represented close to 15% of the enrolled patients. Among 99 patients evaluable for efficacy as of September 30, 2016, anti-tumor activities were observed in 15 patients with a PR and 23 patients with SD. The PRs include three PRs in nine renal cell carcinoma patients; three in six urothelial cancer patients; two in four gastric cancer patients; two in two Merkel cell carcinoma patients; one in four nasopharyngeal patients; one in one penis squamous cell carcinoma patient; one in one duodenal carcinoma patient; two in two MSI-h patients, one with colorectal cancer (among a total of 13 colorectal cancer patients), and one with pancreatic cancer (among a total of two pancreatic cancer patients).

 BGB-A317 Phase 1 Trial: Best Response in Target Lesion in Phase 1 Dose Escalation

BGB-A317 Phase 1 Trial: Change in Target Lesion from Baseline in Phase 1 Dose Escalation

        Four patients who discontinued treatment before the first tumor imaging assessment due to symptomatic deterioration (three cases) or grade 2 infusion reaction (one case) were not evaluable for efficacy. One of seven patients with mesothelioma discontinued therapy due to treatment-related grade 3 pneumonitis prior to obtaining confirmation of an initial PR. Additionally, two of 23 patients with ovarian cancer and one of five patients with cervical cancer had significant tumor shrinkage qualifying for a PR in one imaging assessment but not confirmed in the subsequent assessment due to disease progression.

        Additional tumor types enrolled in the study include endometrial, esophageal, gallbladder, breast, and thyroid cancers, cholangiocarcinoma, sarcoma, glioblastoma, hepatocellular, anal squamous cell, cutaneous squamous cell, adrenocorticoid, and adenoid cystic carcinomas, adenocarcinoma of mandible, and undifferentiated adenocarcinoma from teratoma, with one to five patients each.

        To date, we have two internal combination clinical trials ongoing. In February 2016, we initiated a Phase 1 clinical trial of BGB-290 in combination with BGB-A317. The dose escalation portion of the study is currently enrolling subjects with TNBC, ovarian cancer, fallopian tube cancer, peritoneal cancer, SCLC, and tumors likely to have DNA damage repair deficiencies susceptible to PARP inhibition or likely to respond to a PD-1 blockade. In June 2016, we initiated a Phase 1 clinical trial with BGB-3111 in combination with BGB-A317 for the treatment of various B-cell malignancies.

        We have also initiated a Phase 1 open-label, multi-center trial with BGB-A317 in China in December 2016. The Phase 1 open-label, multi-center study of BGB-A317 is designed to investigate the safety, tolerability, pharmacokinetics, and preliminary antitumor activity of BGB-A317 in Chinese patients with advanced solid tumors.

        We plan to advance BGB-A317 into late-stage development. In addition, we plan to present the data from the dose-expansion phase of our clinical trial at a medical conference in 2017. We also plan to present data from our combination trials in 2017.

BGB-290, PARP Inhibitor

        BGB-290 is a molecularly targeted, orally available, potent and highly selective inhibitor of PARP1 and PARP2. We are currently developing BGB-290 as a monotherapy and in combination with other therapies for the treatment of homologous recombination deficient cancers, which are cancers that contain abnormalities in their DNA molecule repair mechanisms, making these cancers particularly sensitive to PARP inhibitors. We believe BGB-290 has the potential to be differentiated from other PARP inhibitors in terms of brain penetration, selectivity, DNA-trapping activity, and oral bioavailability.

        We have completed the dose-escalation phase of our clinical trial in Australia and are conducting the dose-expansion phase of our clinical trial. We have dosed over 110 patients with BGB-290 in monotherapy and combination trials as of March 20, 2017. Initial analysis of data from this trial has shown BGB-290 to be well-tolerated. Proof-of-concept has also been established, with anti-tumor activity seen starting at the lowest tested dose and data suggestive of a wide therapeutic window.

Mechanism of Action

        PARP family members PARP1 and PARP2 are involved in DNA replication and transcriptional regulation and play essential roles in cell survival in response to DNA damage. PARP1 and PARP2 are key base-excision-repair proteins that function as DNA damage sensors by binding rapidly to the site of damaged DNA and modulating a variety of proteins in DNA repair processes. Inhibition of PARPs prevents the repair of common single-strand DNA breaks which leads to formation of double-strand breaks during DNA replication. Double-strand DNA breaks in normal cells are repaired by homologous recombination, and normal cells are relatively tolerant of PARP inhibition. On the other hand, cancer cells with mutations in breast cancer susceptibility gene, or BRCA1/2 genes, key players in homologous recombination, are highly sensitive to PARP inhibition, a phenomenon called "synthetic lethality" that is the foundation of the therapeutic utility of PARP inhibitors as a monotherapy for BRCA mutant cancers. In addition to hereditary BRCA1/2 mutations, the synthetic lethal concept has been broadened to include sporadic tumors that display homologous recombination deficiency, or HRD, a gene expression profile that resembles that of a BRCA deficient tumor. HRD can stem from somatic mutation of BRCA1/2, epigenetic silencing of BRCA genes or genetic or epigenetic loss of function of other genes in homologous recombination DNA damage repair pathways. Recent third-party clinical studies have published results demonstrating that sensitivity to platinum-based chemotherapies confers sensitivity to

PARP inhibitors in ovarian cancers. Thus, this trial finding may provide an additional possibility to identify and enrich patient populations that could respond to PARP inhibitors.

        Another potential therapeutic utility of PARP inhibitors is rational combination therapy. PARP proteins are key factors in DNA repair pathways, in particular, base-excision-repair, which is critical for the repair of DNA lesions caused by some chemotherapeutic agents and by radiation. PARP inhibitors are hypothesized to potentiate cytotoxicity of DNA-alkylating agents such as platinum compounds, temozolomide and ionizing radiation and may be used in combination with these agents in treating various cancers. PARP inhibitors are also considered good potential combination partners with checkpoint inhibitors in part due to increased mutations in tumor as a result of the blockade of DNA repair by PARP inhibitors.

Market Opportunity

        We believe the market opportunity for PARP inhibitors is large and expanding in various tumor histology, settings and patient segments. Many tumor types have been shown to be responsive to PARP inhibitors, including ovarian cancer, breast cancer, prostate cancer, SCLC, and gastric cancer. PARP inhibitors have also been explored in settings beyond late lines with encouraging results, such as maintenance setting. Clinical trials have also shown that PARP inhibitors are active beyond the initial population of patients with BRCA mutations. In ovarian cancer and other cancers, there is growing understanding and increasing clinical data indicating that multiple DNA repair defects or HRD, other than BRCA mutations could render the tumor cell to be susceptible to PARP inhibition. Collectively, we believe the addressable patient population for PARP inhibitors is fast expanding.

Potential Advantages of BGB-290

        BGB-290 is a highly potent and selective PARP inhibitor with favorable oral bioavailability. We believe BGB-290 has the potential to be differentiated from other PARP inhibitors, in terms of brain penetration, selectivity, DNA-trapping activity, and oral bioavailability.

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

  •
  Strong DNA-trapping activity.  PARP inhibitors are reported to trap PARP protein at damaged DNA sites, creating more cytotoxic DNA lesions. The potency of DNA-trapping for PARP inhibitors is shown to be better correlated with tumor cell growth-inhibition than inhibition of PARP enzyme activity. BGB-290 has demonstrated potent activity across multiple assays: DNA-trapping, enzymatic and cellular inhibition of PARP and tumor cell growth inhibition.

  •
  Good oral bioavailability.  In preclinical animal models, BGB-290 demonstrated bioavailability of 71–76% in animal studies. In the ongoing dose-escalation phase of our clinical trial, we observed a linear and dose-dependent pharmacokinetic profile for BGB-290 with approximately two-fold accumulation at steady state.

Summary of Clinical Results

        As of March 20, 2017, we have dosed over 110 patients with BGB-290 in either monotherapy or combination trials. We have completed the dose-escalation phase and are evaluating BGB-290 in the ongoing dose-expansion phase of our clinical trial in Australia.

        At the 2015 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, we presented clinical data from our Phase 1 clinical trial. As of June 30, 2015, 29 relapsed or refractory solid tumor patients were enrolled in seven cohorts receiving monotherapy BGB-290 in doses ranging from 2.5 mg BID to 80 mg BID. Initial analysis of data from this trial suggests that BGB-290 is well-tolerated. Few AEs of myelosuppression, no liver toxicity signal, and few drug-related grade 3/4 AEs were observed in the dose-escalation phase. The most common drug-related AEs were grade 1 and 2 nausea (38%) and fatigue (28%). Drug-related grade 3/4 AEs include one each (3%) of neutropenia, anemia, hypophosphatemia and hypokalemia, all grade 3. As of January 19, 2016, drug-related SAEs reported by investigators were three cases of grade 3 anemia and one case of shortness of breath.

BGB-290 Phase 1 Trial: Drug-Related Adverse Events*

All Grade		Grade 3-4	
	n(pts)	%(N=29)	n(pts)	%(N=29)
Gastrointestinal disorders	19	66%		
nausea	11	38%	0	
vomiting	4	14%	0	
diarrhoea	3	10%	0	
dry mouth	1	3%	0	
General disorders and administration site conditions	8	28%		
fatigue	8	28%	0	
Nervous system disorders	4	14%		
lethargy	2	7%	0	
dysgeusia	1	3%	0	
hypoaesthesia	1	3%	0	
Blood and lymphatic system disorders	4	14%		
anaemia	1	3%	1	3%
neutropenia	2	7%	1	3%
thrombocytopenia	1	3%	0	
Metabolism and nutrition disorders	3	10%		
hypophosphataemia	1	3%	1	3%
decreased appetite	1	3%	0	
hypokalaemia	1	3%	1	3%
Vascular disorders	1	3%		
hot flush	1	3%	0

Note: * Table shows only the data presented at 2015 AACR-NCI-EORTC International Conference with data cutoff date of June 30, 2015.

        Proof-of-concept was established, with significant anti-tumor activity seen in ovarian cancer patients starting at the lowest tested dose and data suggestive of a wide therapeutic window. Among 14 evaluable patients with ovarian cancer as of June 30, 2015, seven had an objective response (six PRs and one CR). Of the ten ovarian cancer patients with germ-line BRCA mutation, five had an objective response (four PRs and one CR), and of the three ovarian cancer patients with germ-line BRCA wild-type, two had an objective response (two PRs). The remaining one patient had unknown BRCA status and progressive disease, or PD. When assessed by underlying mutations, of six evaluable patients with the BRAF V600E mutation, there was one CR, one PR and four SDs.

BGB-290 Phase 1 Trial: Best Response in Target Lesion in Ovarian Cancer Patients in Phase 1 Dose Escalation

 BGB-290 Phase 1 Trial: Treatment Response and Duration by Dose and by Tumor Types in Phase 1 Dose Escalation

        In February 2016, we initiated a Phase 1 clinical trial of BGB-290 in combination with BGB-A317. The dose-escalation phase of the trial is currently enrolling subjects with TNBC, ovarian cancer, fallopian tube cancer, peritoneal cancer, SCLC, and tumors likely to have DNA damage repair deficiencies susceptible to PARP inhibition or likely to respond to a PD-1 blockade. The dose-expansion phase will include patients with BRCA 1/2-mutations or HRDs who have TNBC, metastatic castration-resistant prostate cancer, pancreatic adenocarcinoma, and platinum-sensitive ovarian, fallopian tube, and primary peritoneal cancers, as well as patients with platinum-sensitive urothelial bladder cancer, pancreatic adenocarcinoma, SCLC, and gastric or gastroesophageal junction cancers. Key objectives in the trial include assessing safety and tolerability, maximum tolerated dose, recommended Phase 2 dose, pharmacokinetics, and preliminary anti-tumor activity of the BGB-A317 and BGB-290 combination.

        In December 2016, we also initiated a Phase 1 open-label, multi-center trial with BGB-290 in China. The Phase 1 study is designed to investigate the safety, pharmacokinetics, and antitumor activity of BGB-290 in Chinese patients with advanced solid tumors and to determine the recommended Phase 2 dose in these patients.

        We plan to advance BGB-290 into late-stage development. In addition, we plan to present the data from the monotherapy trial of BGB-290 at a medical conference in 2017. We also plan to present data from the combination trial in 2017.

        We are in limited collaboration with Merck KGaA, Darmstadt Germany as further described in "—Collaboration with Merck KGaA, Darmstadt Germany."

BGB-283, RAF Dimer Inhibitor

        BGB-283 is a small molecule inhibitor of both the monomer and dimer forms of the RAF kinase. We are currently developing BGB-283 for the treatment of cancers with aberrations in the mitogen-activated protein kinase, or MAPK, pathway, including BRAF gene mutations and KRAS/NRAS gene mutations where first generation BRAF inhibitors are not effective. The MAPK pathway is a chain of proteins in the cell that communicates a signal from a receptor on the surface of the cell to the DNA in the nucleus of the cell. This pathway plays an essential role in regulating cell proliferation and survival. We intend to develop BGB-283 to treat various malignancies, including melanoma, colorectal cancer, NSCLC, endometrial cancer, ovarian cancer, pancreatic cancer and papillary thyroid carcinoma. Currently approved first-generation BRAF inhibitors, vemurafenib and dabrafenib, are only active against the BRAF monomer. BGB-283 inhibits not only the monomer but also the dimer forms of BRAF. We believe BGB-283 has the potential to be a first-in-class RAF dimer inhibitor globally.

        As of March 20, 2017, we have dosed over 170 patients with BGB-283. In June 2015, we completed the dose-escalation phase of our multi-center, open-label Phase 1 clinical trial in Australia and New Zealand. We are currently conducting the multi-arm dose-expansion phase of the Phase 1 clinical trial in Australia and New Zealand and in April 2016 completed the enrollment for the dose-expansion phase of our clinical trial for the treatment of solid tumors with BRAF mutations and/or aberrations in the MAPK pathway, including melanoma, thyroid cancer, colorectal cancer, NSCLC and other non-V600E BRAF mutated cancers, and KRAS/NRAS mutated endometrial cancer, colorectal cancer, NSCLC and other KRAS/NRAS mutated cancers.

Mechanism of Action

        The MAPK pathway is a chain of proteins that communicates a signal from a receptor on the surface of a cell to the DNA in the nucleus of the cell. The pathway includes a small G protein (RAS) and three protein kinases (RAF, MEK, and ERK). A kinase is an enzyme that catalyzes the transfer of a phosphate group from a donor molecule to an acceptor. This process often acts as an "on" or "off" switch to regulate cellular signaling. The MAPK pathway plays an essential role in regulating cell proliferation and survival. Activation of the RAS-RAF-MEK-ERK kinase cascade by external stimuli transduces signals from the plasma membrane into the cell nucleus to control gene expression and determine cell fate. Aberrant activation of the MAPK signal transduction pathway is frequently found in different types of cancers, contributing to increased cell division, suppressed apoptosis, and enhanced cell motility and invasion. In many cancers, a defect in the MAPK pathway leads to uncontrolled tumor growth. The two key components of the MAPK pathway, BRAF and RAS, are two of the most frequently mutated genes in human cancers. BRAF is one of the three kinases that belong to the RAF kinase family. There are three members: ARAF, BRAF and CRAF. BRAF is the most frequently mutated oncogene in this kinase superfamily. Mutated BRAF and RAS lead to activation of the MAPK pathway and promote tumor development and growth. Functions of BRAF in the MAPK pathway are key to cell proliferation and survival. Mutations that lead to activation of BRAF promote cell transformation and proliferation and thus positively correlate with tumor development and growth. The most frequent BRAF mutation, BRAF V600E, causes constitutive activation of the kinase as well as insensitivity to negative feedback mechanisms. The mutated BRAF signals as a monomer, independent of upstream growth stimuli. It has been found that RAF kinases can homo- and heterodimerize and form homodimer or heterodimer of RAF proteins. Dimerization has been reported to be one of the key mechanisms of resistance to first-generation BRAF inhibitors, such as vemurafenib and dabrafenib. The three most common molecular mechanisms of acquired resistance of BRAF V600E melanomas to RAF inhibitors—NRAS mutation, splicing of BRAF V600E that produce a truncated BRAF kinase, and BRAF V600E overexpression due to gene amplification—all result in dimerization of BRAF V600E. First-generation BRAF inhibitors only inhibit the BRAF V600E monomer form at physiologically meaningful concentrations. In contrast, BGB-283 has been shown to inhibit both BRAF V600E monomer and RAF dimer in BRAF inhibitor sensitive and resistant melanoma cell models, which is involved in signaling downstream from RAS. We believe this feature of BGB-283 may help to address the drug resistance issues in BRAF mutated tumors and further expand its utility into RAS mutated patient populations.

Market Opportunity

        We believe BGB-283 has applications in both BRAF mutated cancers and RAS, including KRAS and NRAS, mutated cancers. The oncogenic BRAF V600E mutation was detected in approximately 8% of all human solid tumors, including approximately 45% of papillary thyroid cancers. Mutations in any one of the three RAS genes, HRAS, NRAS or KRAS, are among the most common events in human tumorigenesis. KRAS mutations are detected prominently in colorectal cancer, NSCLC and pancreatic cancer. Additionally, notable KRAS or NRAS mutation rates have been reported in melanoma, ovarian cancer, endometrial cancer, bladder cancer, biliary cancer, thyroid cancer, leukemia and multiple myeloma. The first-generation FDA-approved BRAF inhibitors have limited activity outside of melanoma, NSCLC and thyroid cancers. In addition, these first-generation BRAF inhibitors do not exhibit activity against KRAS and NRAS mutations.

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

        We believe BGB-283 has the potential to be differentiated from other drug candidates currently under development and from approved first-generation BRAF inhibitors due to the following:

  •
  Increased inhibitory activity against RAF dimers.  BGB-283's increased inhibitory activity against RAF dimers may potentially address resistances associated with increased RAF dimer formation in response to treatment with first-generation BRAF inhibitors. As noted above, most known molecular mechanisms of resistance to RAF inhibitors induce RAF dimerization. As such, BGB-283's ability to inhibit RAF dimers and target disregulated MAPK pathways resistant to first-generation BRAF inhibitors could result in a clinically significant effect.

  •
  Increased activity in KRAS/NRAS mutated cancers. We believe that BGB-283's RAF dimer activity could translate into anti-tumor activity in KRAS/NRAS mutated cancers. Anti-tumor activities were observed in preclinical KRAS/NRAS mutant cancer models in vivo.

  •
  Increased inhibitory activity against EGFR.  BGB-283 has demonstrated inhibitory activity against EGFR. The reported response rate of vemurafenib in BRAF V600E colorectal cancer is only 5%. Two independent studies suggested that EGFR feedback activation could be one of the main mechanisms of the observed resistance to first-generation BRAF inhibitors. BGB-283 has demonstrated good EGFR inhibitory activity in both in vitro and in vivo preclinical models. BGB-283's activity against EGFR may help address the EGFR feedback activation observed in BRAF V600E colorectal cancer tumors.

  •
  Differentiated resistance profile.  BGB-283 has shown inhibitory activity against RAF dimers. An increase in RAF dimers has been observed to be a major resistance mechanism to first-generation BRAF inhibitors. A differentiated resistance profile has been observed in preclinical models for BGB-283.

Summary of Clinical Results

        Initial analysis of data from these trials suggests that BGB-283 is well-tolerated with a favorable safety profile. We presented initial clinical data from our Phase 1 clinical trial of BGB-283 in patients with BRAF or KRAS/NRAS-mutated cancers at the 2016 American Association for Cancer Research annual conference. As of January 31, 2016, the data cutoff date, among 31 advanced solid tumor patients, the most frequent treatment-related adverse events, or TRAE, were fatigue (52%), thrombocytopenia (39%), decreased appetite (39%), hand-foot syndrome (35%), dermatitis acneiform (32%) and hypertension (32%). The most frequent treatment-related grade 3/4 AEs included thrombocytopenia (13%), fatigue (10%) and liver enzyme elevation (10%).

        We have achieved proof-of-concept in a range of cancers including those with KRAS and BRAF mutations. At the time of the data cutoff, among 29 patients enrolled in the dose-escalation phase of the trial evaluable for efficacy, one melanoma patient with BRAF V600E mutation had a CR, one endometrial cancer patient with KRAS mutation and one thyroid cancer patient with BRAF V600E mutation had a PR, and 15 patients had an SD, including one NSCLC patient with KRAS mutation with a transient PR or durable SD. As of January 31, 2016, 15 patients had remained on treatment for over six months, and the patient with CR had ongoing treatment for 342 days, and the two patients with PR had received treatment for 455 days and 574+ days (ongoing), respectively. When assessed by underlying mutations, of six evaluable patients with the BRAF V600E mutation, there was one CR, one PR and four SDs. Of three evaluable patients with BRAF non-V600E mutation, there were two SDs. Of 20 evaluable patients with KRAS/NRAS mutations, there was one confirmed PR and nine SDs.

        We have also initiated a dose-escalation trial in China. The goal of the study is to determine dose, exposure, safety and tolerability, and efficacy. We observed more frequent grade 3/4 thrombocytopenia in the China trial (seven out of 24 patients) compared to the Australia and New Zealand trial (eight out of 105 patients).

        We expect to present data from the Phase 1 dose-expansion study of BGB-283 in patients with BRAF or KRAS/NRAS mutated solid tumors in an oral presentation on April 2 during a Clinical Trials Plenary Session at the 2017 American Association for Cancer Research Annual Meeting.

        In March 2017, we regained the worldwide rights to BGB-283 after Merck KGaA, Darmstadt Germany informed us that it will not exercise the Continuation Option in its former exclusive license to commercialize and manufacture BGB-283 outside of China. The agreement with Merck KGaA, Darmstadt Germany is further detailed in "—Collaboration with Merck KGaA, Darmstadt Germany."

Our Preclinical Programs

        Our proprietary cancer biology platform has also allowed us to develop several preclinical-stage drug candidates in potentially important targeted areas. These currently consist of targeted therapies and immuno-oncology agents including a PD-L1 monoclonal antibody, an additional RAF dimer inhibitor, a TIM-3 cell surface protein monoclonal antibody, and a BTK inhibitor for non-oncology indications. We anticipate advancing one or more of our preclinical assets into the clinic in the next 12 months. We believe we have the opportunity to combine our PD-1 monoclonal antibody with other clinical-stage and preclinical candidates in our pipeline portfolio to target multiple points in the cancer immunity cycle. We also seek to develop companion diagnostics that will help identify patients that are most likely to benefit from the use of our drug candidates.

Collaboration with Merck KGaA, Darmstadt Germany

BGB-283

        On May 24, 2013, we entered into license agreements with Merck KGaA, Darmstadt Germany, which we amended and restated on December 10, 2013 and which we refer to respectively as the Ex-PRC BRAF Agreement and PRC BRAF Agreement. On October 1, 2015 and December 3, 2015, we further amended the Ex-PRC BRAF Agreement. Pursuant to the Ex-PRC BRAF Agreement and PRC BRAF Agreement (a) we granted to Merck KGaA, Darmstadt Germany an exclusive license under certain of our intellectual property rights to develop and manufacture, and, if Merck KGaA, Darmstadt Germany exercised its Continuation Option (described below), to commercialize and manufacture our compound BGB-283, and any other compound covered by the same existing patent rights with primary activity to inhibit wildtype or certain mutant BRAF, or the Licensed BRAF Inhibitors, in all countries of the world excluding The People's Republic of China, which we refer to as the Ex-PRC Territory, and (b) Merck KGaA, Darmstadt Germany granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the Licensed BRAF Inhibitors in The People's Republic of China, which we refer to as the PRC Territory, subject to the non-compete restrictions discussed below.

        Under the Ex-PRC BRAF Agreement, Merck KGaA, Darmstadt Germany had the option to continue such agreement and obtain the exclusive commercialization rights described above in the Ex-PRC Territory, which we refer to as the Continuation Option, by notifying us of that election within 60 days following its receipt of the final reports for the last of certain pre-specified Phase 1 clinical trials that we retained the responsibility to perform. In March 2017, Merck KGaA, Darmstadt Germany informed us that it will not exercise the Continuation Option, and thus the Ex-PRC BRAF Agreement has terminated in its entirety except for certain provisions that will survive the termination.

        Further, pursuant to the PRC BRAF Agreement, Merck KGaA, Darmstadt Germany has an exclusive right of first negotiation to acquire exclusive commercialization rights under the BGB-283 BRAF program in the PRC Territory on terms to be mutually agreed in the event we seek to license our intellectual property rights to a third party therein.

        Under the Ex-PRC and PRC BRAF Agreements, in December 2013, we received $13 million in non-refundable payments. As of December 31, 2016, we have received $9 million in milestone payments. We are eligible to receive additional $14 million in payments upon the successful achievement of pre-specified clinical milestones in the PRC Territory.

        We are required to pay Merck KGaA, Darmstadt Germany a high single-digit royalty on aggregate net sales of Licensed BRAF Inhibitors in the PRC Territory.

        The term of the PRC BRAF Agreement continues unless terminated as permitted by either party. Under the PRC BRAF Agreement, Merck KGaA has the right to terminate due to our uncured breach or voluntarily upon prior written notice. We have the right to terminate the PRC BRAF Agreement due to Merck KGaA's uncured breach or for any challenge brought against our licensed patent rights.

BGB-290

        On October 28, 2013, we entered into license agreements with Merck KGaA, Darmstadt Germany, which we refer to respectively as the Ex-PRC PARP Agreement and the PRC PARP Agreement, pursuant to which (a) we granted to Merck KGaA, Darmstadt Germany an exclusive license under certain of our intellectual property rights to develop and manufacture, and, if Merck KGaA, Darmstadt Germany exercised a continuation option, to commercialize and manufacture our compound BGB-290 and any other compound covered by the same existing patent rights with primary activity to inhibit PARP 1, 2 or 3 enzymes, or the Licensed PARP Inhibitors, in the Ex-PRC Territory, and (b) Merck KGaA, Darmstadt Germany granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the Licensed PARP Inhibitors in the PRC Territory.

On October 1, 2015, pursuant to a purchase of rights agreement, we repurchased all of Merck KGaA, Darmstadt Germany's rights under the Ex-PRC PARP Agreement, in consideration for, among other things, a one-time payment of $10 million and reduction of future milestone payments we were eligible for under the PRC PARP Agreement. In connection with that repurchase, we also agreed to provide Merck KGaA, Darmstadt Germany with global access to our clinical PARP supplies, including BGB-290, for its combination trials, during the option period. The Ex-PRC PARP Agreement was terminated, except for certain provisions therein that are needed to effectuate the continuation of the PRC PARP Agreement, including those provisions that were required in the event that Merck KGaA, Darmstadt Germany exercised its PRC Commercialization Option (described below).

        Pursuant to the PRC PARP Agreement, if we fail to achieve national priority project status in the PRC Territory under its 12th or 13th five-year plan with respect to our BGB-290 PARP program in the PRC Territory by July 28, 2017, Merck KGaA, Darmstadt Germany can exercise its option to acquire exclusive commercialization rights under the BGB-290 PARP program in the PRC Territory, which we refer to as the PRC Commercialization Option. If, however, we do achieve national priority by July 28, 2017, Merck KGaA, Darmstadt Germany only has a right of first negotiation to acquire exclusive commercialization rights under the BGB-290 PARP program in the PRC Territory in the event we seek to license our intellectual property rights to a third party therein.

        Under the Ex-PRC and PRC PARP Agreements, in November 2013 we received $6 million in non-refundable payments and in 2014 $9 million in milestone payments. We are eligible to receive up to $7 million and $2.5 million, respectively, in payments upon the successful achievement of pre-specified clinical and regulatory milestones in the PRC Territory. In addition, if Merck KGaA, Darmstadt Germany exercises the PRC Commercialization Option, Merck KGaA, Darmstadt Germany is required to pay us a $50 million non-refundable payment upon such exercise, and we are eligible for a $12.5 million milestone payment upon the successful achievement of a certain additional regulatory event in the PRC Territory.

        Under the PRC PARP Agreement, in consideration for the licenses granted to us, we are required to pay Merck KGaA, Darmstadt Germany a high single-digit royalty on aggregate net sales of Licensed PARP Inhibitors in the PRC Territory.

        The PRC PARP Agreement continues unless terminated as permitted by either party. Merck KGaA, Darmstadt Germany has the right to terminate due to our uncured breach or for convenience upon prior written notice. We have the right to terminate these agreements due to Merck KGaA, Darmstadt Germany's uncured breach or for any challenge brought against our licensed patent rights.

Regulatory Framework and Structural Advantages of Being a China-Based Research and Development Organization

        We believe that basing our research and development effort in China offers important regulatory advantages that differentiate us from most multinational biopharmaceutical and biotechnology companies. These advantages include the following:

  •
  Potential for more rapid approval in the world's second largest commercial market, China, due to a separate regulatory framework for locally developed drug candidates. This pathway to approval creates the potential for our drug candidates to be first-in-class locally and to obtain approval in China prior to ex-China developed candidates. By developing our compounds preclinically and manufacturing them in China, we have the ability to seek product approval from the CFDA as a domestic Category 1 drug. This domestic Category 1 designation allows us to use a distinct route for bringing our products to market compared to the Category 5 regulatory process available to multinational companies with drugs approved for marketing by major foreign drug regulatory authorities, such as the FDA or EMA. We believe the Category 1 regulatory pathway will allow us to provide patients in China more rapid access to safe and effective cancer therapies.

  •
  The opportunity to supplement and accelerate global clinical development by accessing the Category 1 China local regulatory path for locally developed drug candidates to enable more rapid clinical trial enrollment from a pool of approximately 20—25% of the world's cancer patients. The prevalence rates for some cancers, such as lung, gastric, hepatic and esophageal are higher in China, and for others, such as breast and cervical, are lower.

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

        We believe our strategy and approach is aligned with the Chinese government's policies, and we intend to continue to work with local authorities to bring innovative therapeutics to patients in China as quickly as possible.

        In August 2015, the Chinese State Council, issued a statement, Opinions on reforming the review and approval process for pharmaceutical products and medical devices that contained several potential policy changes that could benefit the pharmaceutical industry:

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

        In November 2015, the CFDA released Circular Concerning Several Policies on Drug Registration Review and Approval, or the No. 230 Circular, which further clarified the following policies potentially simplifying and accelerating the approval process of clinical trials:

  •
  A one-time umbrella approval procedure allowing approval of all phases of a new drug's clinical trials at once, rather than the current phase-by-phase approval procedure, will be adopted for new drugs' clinical trial application.

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

  •
  A fast track drug registration approval pathway will be available for the following drugs registration application with distinctive clinical benefits for prevention and treatment of HIV, phthisis, virus hepatitis, orphan diseases, cancer, children's diseases, and geriatrics.

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

Regulatory Framework for Novel Drugs in China

        The CFDA categorizes domestically-manufactured innovative drug applications as Category 1 and imported innovative drug applications as Category 3, until a recent CFDA announcement issued on March 4, 2016 which reclassifies imported drug applications into Category 5.

        Most Chinese companies' applications for innovative drugs are filed in Category 1 if the drug has not already been approved by the FDA or EMA. Most multinational pharmaceutical companies' drug registration applications are filed in Category 5.

        Under the current regulations, these two categories have distinct approval pathways as discussed below.

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

Imported Innovative Drug Registration Process

        For a drug that has received marketing approval in other countries, but is not yet approved in China, in order to market an imported drug in China, companies must apply for an Import Drug

License, or IDL, after the drug has received marketing approval and a Certificate of Pharmaceutical Product, or CPP, from a major foreign drug regulatory authority, such as the FDA or EMA. Compared with the domestic innovative registration process, the imported innovative drug registration process is more complex.

        The first step in the process after receipt of a CPP is to obtain approval of a Clinical Trial Application to conduct registration studies. A pharmacokinetic study in Chinese subjects is also required. Once this study is completed, the applicant must submit the clinical data package to the CFDA along with other required information for the issuance of an IDL. The IDL registration process together with clinical trials have typically taken more than five years from the receipt of foreign marketing approval.

        Currently, the most common strategy for multinational companies is using multi-regional clinical trial, or MRCT, data to support IDL approval. Companies can apply to conduct these MRCTs prior to receiving global regulatory approval, with China as a subset within a broader MRCT. However, these MRCTs are often not designed in a way that accounts for the unique characteristics of the Chinese patient population and local standards of care. If the MRCT data does not meet the CFDA's registration requirements, the company may be required to conduct additional local clinical trials that can potentially delay market access in China for imported drugs by an additional three to four years.

        The Chinese State Council and the CFDA have recently issued several statements and circulars aimed at improving and accelerating the new drug approval process in general. These include the August 2015 statement issued by the Chinese State Council, Opinions on reforming the review and approval process for pharmaceutical products and medical devices ; the November 2015 CFDA No. 230 Circular, Circular Concerning Several Policies on Drug Registration Review and Approval ; February 2016 CFDA Circular, Opinions on Priority Review and Approval for Resolving Drug Registration Applications Backlog ; and the March 2016 CFDA No. 51 Circular, Announcement on Reforms of Pharmaceutical Registration Classification issued by the CFDA on March 4, 2016. In the March 4, 2016 CFDA announcement, the drugs approved outside China seeking marketing approval in China are now called Category 5. We believe these new regulatory initiatives will likely accelerate the approval process for new drugs, including those marketed in other countries but not yet in China. However, how and when this approval process will be changed is still subject to further policies to be issued by the CFDA and is currently uncertain.

Commercial Opportunities in China

        In addition to the structural and clinical advantages afforded to us by basing our research and development operations in China, we see an attractive and growing commercial oncology opportunity in our home market. We continue to retain commercial rights in China for all four of our clinical programs and all preclinical programs.

China's Pharmaceutical Market

        China's pharmaceutical market has grown robustly and replaced Japan as the second largest pharmaceutical market in 2013, according to IMS Health. According to the IMS Market Prognosis published in March 2015, the Chinese pharmaceutical market was $109 billion in 2014, as compared to a $373 billion U.S. pharmaceutical market in 2014, and is expected to grow at a compound annual growth rate, or CAGR, of 9.3% over the next five years reaching $171 billion by 2019. The growth of the Chinese pharmaceutical market is attributable, in particular to:

  •
  An aging population, modern diet, lack of exercise and environmental issues that are increasing the prevalence of chronic diseases.

  •
  Increases in disease awareness, diagnostics and treatment rates.

  •
  The continuous and rapid increase of personal disposable income and the establishment of basic national health insurance coverage; making health care accessible to more patients.

        China provides an opportunity to access largely untapped clinical trial pools and develop drugs for a population for whom global standard of care therapies are not available. China has nearly a quarter of the world's cancer patient population and one third to half of cancer patients in certain tumor types are in China, such as lung, gastric, liver and esophageal cancers.

Note: * New cancer incidences estimated to increase to 19 and 25 million in 2025 and 2035, respectively. Source: Data from World Health Organization (2012)

        The oncology market in China is estimated to have grown at a CAGR of 24% in the last decade through 2014. In recent years, sales of targeted therapy drugs in retail channels have increased rapidly. Although expensive targeted therapy drugs are not included in basic national healthcare insurance and have historically had very little coverage by provincial insurance plans, the targeted therapy drug market has continued to grow rapidly despite being an out-of-pocket market. This growth is attributable to patients' needs, newly launched drugs and patient's ability to pay for drugs not covered by insurance.

Source: CFDA Southern Medicine Economic Research Institute

Introduction of Reimbursement

        The Chinese State Council requires central and provincial authorities across the PRC to promote a medical insurance program for major illnesses. By the end by 2015, all urban and rural residents covered by basic medical insurance programs are required to be covered by the insurance program for major illnesses, according to a Chinese State Council policy issued on July 28, 2015. As a complement to basic insurance programs, this program is required to cover at least 50% of the medical cost incurred in connection with treating major illnesses and is supplemental to basic insurance programs. The Chinese State Council now requires provincial authorities to increase reimbursement rates over the next three years.

        According to the PRC Central Government's guidance issued in March 2015, each province will decide which drugs to include in its provincial major illness reimbursement lists and the percentage of reimbursement, based on local funding. For example, Zhejiang province, located in the Yangtze river delta area with a population of 55 million, announced its provincial major illness drug reimbursement list in early 2015. The list includes 31 high-priced drugs, 15 of which are targeted therapy agents for cancer, including Glivec, Ireesa, Erbitux, Herceptin, and Rituxan. Although it will take three years to establish comprehensive national coverage, the affordability of the high-priced, novel cancer agents to Chinese patients could improve significantly.

        On February 23, 2017, the Ministry of Human Resources and Social Security released the long-expected new version of the national reimbursement drug list, or NRDL. The NRDL has been expanded by 16.7%, with covered drugs increased from 2,172 in the 2009 version to 2,535, including 1,297 chemical / biological drugs (51.1% of total, vs. 1,140 in 2009) and 1,238 traditional Chinese medicines / ethnic drugs (48.9% of total, vs. 1,032 in 2009). Several targeted oncology drugs are on the list, including icotinib, dasatinib, gefitinib, and imatinib. NRDL inclusion could be a significant opportunity over the long term an improve the market penetration for the drugs being newly included.

Our Mission and Strategy

        Our mission is to become a global leader in the discovery and development of innovative, molecularly targeted and immuno-oncology drugs for the treatment of cancer. To achieve our mission, we intend to pursue the following strategies:

  •
  Rapidly advance our pipeline programs through global development.  In the next 12 months, we plan to make significant advances within our clinical-stage pipeline. We have initiated global and China pivotal trials with BGB-3111, and moved our three other clinical-stage drug candidates into the clinic in China and into the dose-expansion phases of their respective clinical trials in other parts of the world. We will continue to enroll multiple expansion cohorts and significantly increase the number of sites globally participating in these trials. We plan to present data from these trials at medical conferences in 2017. We also have a robust pipeline of preclinical programs and are planning to advance one or more of these programs into the clinic in the next 12 months.

  •
  Pursue global development of combination therapies.  We believe our ownership of both molecularly targeted and immuno-oncology drugs puts us in an advantageous position to develop potentially best-in-combination or first-in-combination therapies that could produce high rates of more durable responses in patients. We have four clinical-stage, independently discovered drug candidates in important and combinable molecularly targeted and immuno-oncology drug classes including BTK inhibitor, PD-1 inhibitor, PARP inhibitor and RAF dimer inhibitor. We believe that we are one of only two companies today to wholly own both a clinical-stage BTK inhibitor for cancer treatment and PD-1 inhibitor and one of the few companies to have discovered, and advanced to clinical stage, a PARP inhibitor and PD-1 inhibitor or a BRAF inhibitor and PD-1 inhibitor for use as combination therapies. In addition to monotherapy trials, we have initiated and are planning combination trials using our wholly-owned drug candidates as well as third-party agents. For BGB-3111, in January 2016 we initiated a combination clinical trial with the anti-CD20 antibody, obinutuzumab, and the trial is currently in the dose-expansion phase. In June 2016, we initiated a combination clinical trial with BGB-A317 for the treatment of various B-cell malignancies. For BGB-290, in February 2016, we initiated a combination clinical trial with BGB-A317. We plan to present data from these combination trials at medical conferences in 2017.

  •
  Continue to use our cancer biology platform to discover additional candidates with best-in-class characteristics and potential for use in rational combinations. We plan to use our cancer biology platform to discover additional drug candidates with the potential to be best-in-class monotherapies and also important components of multiple-agent combination regimens. In the last six years, we have been successful in discovering four clinical stage and several promising preclinical drug candidates. By further investing in and improving our cancer biology platform, we expect that the platform will continue to help us select relevant drug targets, identify potential best-in-class drug candidates and develop regimens for rational drug combinations.

  •
  Bring transformative oncology therapeutics to our home market in China.  We are committed to addressing the needs of cancer patients in our home market. China is one of the largest and fastest growing markets for cancer drugs worldwide, representing approximately 20–25% of the world's cancer population and an even greater proportion in lung, liver, and gastric cancers. Because many global standard-of-care therapies are not currently approved and available in China, there is a significant unmet need for innovative cancer drugs for patients who are naive to such treatments. In addition, focusing on cancer types of high prevalence in China will aid our global development efforts in these indications. We have initiated clinical trials in China for each of our four clinical-stage drug candidates to develop them through the locally developed, Category 1 registration pathway. We plan to pursue accelerated development, single-arm registration studies and brief dose-escalation studies in China. We also strive to have our drug candidates selected and listed as national priorities. The ability to launch our cancer drugs in our home market, which has a large patient population, will help us establish broad safety and efficacy profiles for each drug, enabling us to build a full portfolio for future drug combinations.

  •
  Maintain our culture as we grow our business globally.  We believe our science-driven, cooperative and non-hierarchical culture is a key strength of our organization and will continue to be instrumental to our success. As an innovative biotechnology company with research facilities in China, we have been able to attract an internationally trained research team. Many members of our team moved back to China from other countries to join us because they share our goals of advancing the discovery and development of drugs in China and of working with Chinese clinicians to treat their patients with innovative and effective drugs not currently available to them. We intend to maintain our patient-focused and research-driven culture as we discover and develop new drugs for China and the rest of the world.

  •
  Retain the value of our pipeline in our core focus area of oncology.  We currently retain all worldwide development and commercial rights for our BTK, PD-1 and preclinical therapeutics. In addition, we have limited collaborations with Merck KGaA, Darmstadt Germany on our BGB-290 and BGB-283 programs. We intend to protect our ability to direct global preclinical studies and clinical trials for our drug candidates as monotherapies and combination therapies and to maintain exclusive rights in our home market. However, we may opportunistically evaluate additional collaboration opportunities that could increase the value of our programs by accessing the expertise or infrastructure of strategic collaborators or by developing drug candidates with potential applications outside of our strategic focus on cancer.

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

        As of March 21, 2017, we own eight issued U.S. patents and eight pending U.S. patent applications as well as corresponding patents and patent applications internationally. In addition, we own 13 pending international patent applications under the Patent Cooperation Treaty, or PCT, which we plan to file nationally in the United States and other jurisdictions. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. For example, in the United States, we can apply for a patent term extension of up to five years for one of the patents covering a product once the product is approved by the FDA. The exact duration of the extension depends on the time we spend in clinical studies as well as getting a new drug application, or NDA, approval from the FDA. The patent portfolios for our four leading product candidates as of March 21, 2017 are summarized below:

  •
  BGB-3111.  We own one issued U.S. patent, one pending U.S. patent application, two PCT, applications, and corresponding patent applications in other jurisdictions directed to BGB-3111, a small molecule BTK inhibitor, and its use for the treatment of hematological malignancies. The expected expiration for the issued U.S. patent is 2034, excluding any additional term for patent term extensions. Any patents that may issue from the currently pending U.S. patent applications would be expected to expire in 2034, not including any patent term adjustments. If a U.S. application is filed based on the pending PCT applications, a patent issuing from these applications, if any, would be expected to expire in 2037. We intend to pursue marketing exclusivity periods that are available under regulatory provisions in certain countries

  •
  BGB-A317.  We are the owner of one issued U.S. patent, one pending U.S. application, one pending PCT application, and corresponding pending patent applications in other jurisdictions directed to BGB-A317, a humanized monoclonal antibody against PD-1, and its use for the treatment of cancer. The expected expiration for the issued U.S. patent is 2033, excluding any additional term for patent term extensions. Any patent that may issue from the currently pending U.S. patent application would be expected to expire in 2033, not including any patent term adjustments. If a U.S. application is filed based on the pending PCT application, a patent issuing from the application, if any, would be expected to expire in 2037. We intend to pursue marketing exclusivity periods that are available under regulatory provisions in certain countries.

  •
  BGB-290.  We own one issued U.S. patent, one pending U.S. patent application, and two pending PCT applications directed to BGB-290, a small molecule PARP1/2 inhibitor, and its use for the treatment of cancer, including glioblastomas and breast cancer. We also own the corresponding pending patent applications in other jurisdictions. The expected expiration for the issued U.S. patent is 2031, excluding any additional term for patent term extensions. Any patent that may issue from the currently pending U.S. patent application would be expected to expire in 2031, not including any patent term adjustments. If a U.S. application is filed based on the pending PCT applications, a patent issuing from these applications, if any, would be expected to expire in 2036 and 2037. We intend to pursue marketing exclusivity periods that are available under regulatory provisions in certain countries.

  •
  BGB-283.  We own one issued U.S. patent, one pending U.S. patent application, and two pending PCT applications directed to BGB-283, a small molecule BRAF inhibitor, and its use for the treatment of cancer, including BRAF mutated cancers. We also own pending patent applications in other jurisdictions corresponding to the U.S. patent application. In addition, we plan to file nationally in the U.S. and other jurisdictions based on the pending PCT application. The expected expiration for the issued U.S. patent is 2031, excluding any additional term for patent term extensions. Any patent that may issue from the currently pending U.S. patent application would be expected to expire in 2031, not including any patent term adjustments. If a U.S. application is filed based on the pending PCT applications, a patent issuing from these applications, if any, would be expected to expire in 2036 and 2037. We intend to pursue marketing exclusivity periods that are available under regulatory provisions in certain countries.

        The term of individual patents may vary based on the countries in which they are obtained. In most countries in which we file including the United States, the term of an issued patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent's term may be lengthened in some cases by a patent term adjustment, which extends the term of a patent to account for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in excess of a patent applicant's own delays during the prosecution process, or may be shortened if a patent is terminally disclaimed over a commonly owned patent having an earlier expiration date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval.

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

        Additionally, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in patents owned by others. Substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in other parties having a number of issued patents and pending patent applications relating to such areas. Patent applications in the United States and elsewhere are generally published only after 18 months from the priority date, and the publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patents and patent applications relating to drugs similar to our current drug candidates and any future drugs, discoveries or technologies we might develop may have already issued or been filed, which could prohibit us from commercializing our product candidates. Specifically, we are aware of certain U.S. patents owned by Ono Pharmaceutical Co. and licensed to Bristol-Myers Squibb Co. that are relevant to our BGB-A317 drug candidate. We are also aware of a U.S. patent owned by Pharmacyclics, Inc., which was acquired by AbbVie Inc., that is relevant to our BGB-3111 drug candidate, and certain U.S. patents owned or licensed by KuDOS Pharmaceuticals, Ltd., which was acquired by AstraZeneca PLC, that are relevant to our BGB-290 drug candidate. For more information, see "Item 1A—Risk Factors—Risks Related to Our Intellectual Property."

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

        For more information on these and other risks related to intellectual property, see "Item 1A—Risk Factors—Risks Related to Our Intellectual Property."

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

        Janssen/AbbVie's ibrutinib (IMBRUVICA) is one of the currently approved drugs used for the treatment of B-cell malignancies, including patients with MCL who have received at least one prior therapy, patients with CLL, CLL patients with 17p deletion, and WM. It has also recently been approved by the FDA for the treatment of patients with relapsed/refractory MZL who require systemic therapy and have received at least one prior anti-CD20-based therapy.

        Multiple ongoing Phase 3 trials are currently being conducted for ibrutinib as a monotherapy or in combination with chemotherapeutics or target therapeutics in various B-cell malignancies, including CLL, MCL, WM, FL, DLBCL and MZL. In addition, we are aware of other BTK inhibitors in clinical development for oncology indications, including AstraZeneca's acalabrutinib (ACP-196) currently in Phase 3, Ono/Gilead's tirabrutinib in Phase 2, Sunesis' SNS-062 in Phase 1b/2, Merck KGaA, Darmstadt Germany's M7583 in Phase 1, and Zhejiang Daoming BioPharma's DTRMWXHS-12 in Phase 1.

BGB-A317 Competition

        Three anti-PD-1 or PDL1 monoclonal antibody drugs, Merck's pembrolizumab (Keytruda), Bristol-Myers Squibb's nivolumab (Opdivo), and Roche's atezolizumab (Tecentriq) have been approved by the FDA.

        A number of companies are currently conducting ongoing clinical trials involving an anti-PD-1 or anti-PD-L1. Three anti-PD-L1 antibody drugs, AstraZeneca/Celgene's durvalumab and Pfizer/Merck KGaA, Darmstadt Germany's avelumab, together with anti-PD-1 antibodies, Merck's pembrolizumab, Bristol-Myers Squibb's nivolumab and Regeneron's REGN2810, are currently engaged in a number of Phase 2/3 trials, for treatment of multiple cancers, such as NSCLC, HNSCC, bladder cancer, triple-negative breast cancer, non-Hodgkin's lymphoma and melanoma, advanced cutaneous squamous cell carcinoma. Several new anti-PD-1 antibodies have started Phase 1/2 trials, including AstraZeneca's MEDI0680, and Novartis' PDR001, Tesaro's TSR042 and Incyte / Hengrui's SHR-1210. In China, anti-PD-1 antibody SHR-1210 from Jiangsu Hengrui is in Phase 2/3 monotherapy trial in hepatocellular carcinoma and several Phase 1/2 studies in solid tumors such as melanoma as well as ongoing Phase 1/2 combination trial with apatinib for hepatocellular carcinoma and gastric cancer. Other anti-PD-1 antibodies in clinical development by a domestic company include Junshi's JS001 and Innovent Bio's IBI308 and are undergoing multiple Phase 1 studies in solid tumors in China.

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

BGB-290 Competition

        AstraZeneca's olaparib (LYNPARZA) is approved by the FDA for treating patients with deleterious or suspected deleterious germline BRCA mutated, or gBRCAm advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy or a combination of chemotherapies. It is approved by the EMA as a maintenance treatment for patients with platinum-sensitive relapsed BRCA-mutated, germline and/or somatic, high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in CR or PR to platinum-based chemotherapy. In addition, the FDA recently approved Clovis' rucaparib (RUBRACA) for treatment of patients with deleterious BRCA mutation, germline and/or somatic, associated advanced ovarian cancer who have been treated with two or more chemotherapies.

        There are a number of companies with ongoing clinical trials, including AstraZeneca, Abbott, Tesaro and Pfizer. AstraZeneca's olaparib has been approved in gBRCAm ovarian cancer and is currently in Phase 3 trials for treatment of gBRCAm breast cancer, gastric cancer, gBRCAm pancreatic cancer and other cancers with sBRCAm or homologous recombinant repair associated genetic mutations. Clovis Oncology's rucaparib is currently in Phase 3 trials as a maintenance treatment in patients with platinum-sensitive, high-grade serous or endometrioid epithelial ovarian, primary peritoneal or fallopian tube cancer and as a second line treatment in patients with metastatic castration-resistant prostate cancer and homologous recombination gene deficiency. In November 2016, Tesaro submitted a NDA to the FDA for niraparib as a second-line maintenance therapy in patients with ovarian cancer. Niraparib also is currently in Phase 3 trials as a first-line maintenance treatment in patients with ovarian cancer with homologous recombination gene deficiency following response on front-line platinum-based chemotherapy and gBRCAm breast cancer. Pfizer's talazoparib is currently in Phase 3 trials for BRCAm breast cancer. Abbott's veliparib, in combination with other compound(s), is currently in Phase 3 trials for treatment of non-small-cell lung cancer, breast, ovarian cancers and glioblastoma multiforme. In China, PARP inhibitors in Phase 1 trials by domestic companies include Jiangsu Hansoh's fluzoparib and Jiangxi Qingfeng's SC10914.

BGB-283 Competition

        We are developing BGB-283 as either a monotherapy or in combination with other cancer therapies for the treatment of cancers with aberrations in the MAPK pathway including BRAF mutations and KRAS/NRAS mutations.

        Roche's vemurafenib (Zelboraf) and Novartis' dabrafenib (Tafinlar) are two of the currently approved BRAF inhibitors for treating late-stage BRAF V600E/K mutant melanoma. In addition, the combination of dabrafenib and GSK's trametinib (Mekinist), an MEK inhibitor, is approved in patients with BRAF V600E/K mutation-positive metastatic melanoma. We are aware of several other BRAF inhibitors in clinical development targeting BRAF V600E/K mutated cancers including melanoma, NSCLC, HCL and thyroid cancer. These BRAF inhibitors include Array Biopharma's encorafenib (LGX818), currently in Phase 3 trials, and Takeda's MLN-2480 (BIIB-024), Daiichi Sankyo's PLX-8394, and Roche's RG-6185, all in Phase 1 trials.

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

        Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the regulatory authority's refusal to approve pending applications, withdrawal of an approval, clinical holds, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, debarment, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

U.S. Drug Development Process

        The process of obtaining regulatory approvals and compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices, or GLP, and current Good Manufacture Practice , or GMP, regulations;

  •
  submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

  •
  performance of adequate and well-controlled human clinical trials according to Good Clinical Practice, or GCP, to establish the safety and efficacy of the proposed product for its intended use;

  •
  preparation and submission to the FDA of a NDA for a drug, or a Biologics License Application, or BLA, for a biologic;

  •
  a determination by the FDA within 60 days of its receipt of a NDA or BLA to file the application for review;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP;

  •
  FDA audits of some clinical trial sites to ensure compliance with GCPs; and

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

        Each new clinical protocol and any amendments to the protocol must be filed with the FDA as an IND amendment, and to the IRBs for approval. Protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

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

        Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected AEs, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator's brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product drug. Phase 1, Phase 2 and Phase 3 studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the product has been associated with unexpected serious harm to subjects.

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

        The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use, and a BLA to determine whether the biologic is safe, pure, and potent for its intended use. The FDA also evaluates whether the product's manufacturing is cGMP-compliant to assure the product's identity, strength, quality and purity. Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of experts, including clinicians and other scientific experts, who provide advice and recommendations when requested by the FDA. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making decisions.

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

        If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical trials, to further assess a product's safety and effectiveness after NDA or BLA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA could also approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

        Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. That determination is based on the "primary mode of action" of the combination product. Thus, if the primary mode of action of a device-drug combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the

FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

Expedited Programs

Fast Track Designation

        The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs, including biologics that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product concurrently with, or at any time after, submission of an IND, and the FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor's request.

        In addition to other benefits, such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug's NDA or BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of each portion of the NDA or BLA and the applicant pays applicable user fees. However, the FDA's time period goal for reviewing an application does not begin until the last section of the NDA or BLA is submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Accelerated Approval

        Under FDA's accelerated approval regulations, the FDA may approve a drug, including a biologic, for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a measurement of laboratory or clinical signs of a disease or condition that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of post-approval clinical trials sometimes referred to as Phase 4 trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough Designation

        The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require the FDA to expedite the development and review of a breakthrough therapy. A drug or biologic product can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a product be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor's request. If so designated, the FDA shall act to expedite the development and review of the product's marketing application, including by meeting with the sponsor throughout the product's development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical trials is as efficient as practicable.

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

Patent Term Restoration and Marketing Exclusivity

        Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that this review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if available, we intend to apply for restorations of patent term for some of our currently owned patents beyond their current expiration dates, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA; however, there can be no assurance that any such extension will be granted to us.

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

        Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months of exclusivity, which runs from the end of other exclusivity or patent period. Pediatric exclusivity may be granted based on the voluntary completion of a pediatric clinical trial in accordance with an FDA-issued "Written Request" for such a clinical trial.

Biosimilars and Exclusivity

        The Patient Protection and Affordable Care Act, or ACA signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

        A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant's favor of a lawsuit challenging the biologic's patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

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

        During the exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease or condition, except in limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product to the product with orphan drug exclusivity through a demonstration of superior safety, superior efficacy, or a major contribution to patient care. "Same drug" means a drug that contains the same active moiety if it is a drug composed of small molecules, or the same principal molecular structural features if it is composed of macromolecules and is intended for the same use as a previously approved drug, except that if the subsequent drug can be shown to be clinically superior to the first drug, it will not be considered to be the same drug. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

Pediatric Information

        Under the Pediatric Research Equity Act of 2003, as amended, NDAs, BLAs or supplements must contain data adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDASIA amended the FDCA to require that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

Disclosure of Clinical Trial Information

        Sponsors of clinical trials of FDA-regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Pharmaceutical Coverage, Pricing and Reimbursement

        Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list which might not include all of the FDA-approved products for a particular indication. Moreover, a payor's decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

        Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our drug candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

        The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

  •
  the federal transparency laws, including the federal Physician Payment Sunshine Act, which is part of the ACA, that requires applicable manufacturers of covered drugs and biologics to disclose payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests;

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

        The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

        The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

Patient Protection and Affordable Care Act

        In March 2010, the ACA was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:

  •
  The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, and adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. In addition, the ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by Centers for Medicare & Medicaid Services, or CMS, may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

  •
  In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. The ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children's hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

  •
  The ACA imposed a requirement on manufacturers of branded drugs to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., the "donut hole").

  •
  The ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

  •
  The ACA required pharmaceutical and biologics manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any "transfer of value" made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers report this information to CMS annually. The reported information is publicly available in a searchable format on a CMS website.

  •
  A new Patient-Centered Outcomes Research Institute was established pursuant to the ACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

  •
  The ACA created the Independent Payment Advisory Board which, if impaneled, has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

  •
  The ACA established the Center for Medicare and Medicaid Innovation within Center for Madicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

        Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the ACA. In January, Congress voted to adopt a budget resolution for fiscal year 2017 that, while not a law, is widely viewed as the first step toward the passage of legislation to repeal the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We cannot predict how the ACA, its possible repeal, any legislation that may be proposed to replace the ACA, or the political uncertainty surrounding any repeal or replacement legislation will affect our business.

PRC Regulation

        In the PRC, we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of PRC laws, rules and regulations affecting many aspects of our business. This section summarizes the principal PRC laws, rules and regulations relevant to our business and operations.

General Regulations on China Food and Drug Administration

        In the PRC, the CFDA monitors and supervises the administration of pharmaceutical products, as well as medical devices and equipment. The CFDA's primary responsibility includes evaluating, registering and approving new drugs, generic drugs, imported drugs and traditional Chinese medicines; approving and issuing permits for the manufacture, export and import of pharmaceutical products and medical appliances; approving the establishment of enterprises for pharmaceutical manufacture and distribution; formulating administrative rules and policies concerning the supervision and administration of food, cosmetics and pharmaceuticals; and handling significant accidents involving these products. The local provincial drug administrative authorities are responsible for supervision and administration of drugs within their respective administrative regions.

        The PRC Drug Administration Law promulgated by the Standing Committee of the National People's Congress in 1984 and the Implementing Measures of the PRC Drug Administration Law promulgated by the Ministry of Health, or the MOH, in 1989 set forth the legal framework for the administration of pharmaceutical products, including the research, development and manufacturing of drugs.

        The PRC Drug Administration Law was revised in December 2001, April 2015, and most recently in January 2017. The purpose of the revisions in 2015 was to strengthen the supervision and administration of pharmaceutical products and to ensure the quality and safety of those products for human use. The revised PRC Drug Administration Law applies to entities and individuals engaged in the development, production, trade, application, supervision and administration of pharmaceutical products. It regulates and prescribes a framework for the administration of pharmaceutical preparations of medical institutions and for the development, research, manufacturing, distribution, packaging, pricing and advertising of pharmaceutical products. The amendment of PRC Drug Administration Law in January 2017 removed the preview procedure at the provincial level for qualification approval of drug clinical trial institutions. Revised Implementing Measures of the PRC Drug Administration Law promulgated by the State Council took effect in September 2002 and was most recently amended in February 2016, providing detailed implementing regulations for the revised PRC Drug Administration Law. The Revised Implementing Measures removed the obtainment of Drug Manufacturing License or a Drug Distribution License as a precondition for incorporation of a drug manufacturer or a drug distributor, in order to simplify the business administration process for drug companies.

        Under these regulations, we need to follow related regulations for preclinical research, clinical trials and production of new drugs.

Good Laboratories Practice Certification for Preclinical Research

        To improve the quality of preclinical research, the CFDA promulgated the Administrative Measures for Good Laboratories Practice of Preclinical Laboratory in 2003 and began to conduct the certification program of GLP. In April 2007, the CFDA issued the Circular on Measures for Certification of Good Laboratory Practice, or CFDA Circular 214, providing that the CFDA is responsible for certification of preclinical research institutions. Under CFDA Circular 214, the CFDA decides whether an institution is qualified for undertaking pharmaceutical preclinical research upon the evaluation of the institution's organizational administration, its research personnel, its equipment and facilities and its operation and management of preclinical pharmaceutical projects. If all requirements are met, a GLP Certification will be issued by the CFDA and the result will be published on the CFDA's website.

        Currently for all our ongoing projects, we cooperated with CFDA certified GLP laboratories operated by Wuxi AppTec (Suzhou) Co., Ltd. and JOINN Laboratories (Beijing) to conduct the studies following GLP based on CFDA requirements.

Approval for Clinical Trials and Production of New Drugs

        According to the Provisions for Drug Registration promulgated by the CFDA in 2007, Drug Administration Law promulgated and amended by the Standing Committee of the National People's Congress in 2015, Circular on Regulations for Special Approval on New Drug Registration issued by the CFDA in 2009, and Circular on Information Publish Platform for Pharmaceutical Clinical Trials issued by the CFDA in 2013, we must comply with the following procedures and obtain several approvals for clinical trials and production of new drugs.

Clinical Trial Application

        Upon completion of its preclinical research, a sponsor must apply for approval of a Clinical Trial Application before conducting clinical trials.

Special Examination and Approval for Domestic Category 1 Pharmaceutical Products

Domestic Category 1 New Drugs Are Eligible for Special Examination and Approval

        According to Provisions for Drug Registration promulgated by the CFDA in 2007, drug registration applications are divided into three different types, namely Domestic NDA, Domestic Generic Drug Application, and Imported Drug Application. Drugs fall into one of three categories, namely chemical medicine, biological product, or traditional Chinese or natural medicine. A Category 1 drug is a new drug that has never been marketed in any country. All of our clinical-stage drug candidates qualify as domestic Category 1 new drugs.

        According to Provisions on the Administration of Special Examination and Approval of Registration of New Drugs, or the Special Examination and Approval Provisions promulgated by the CFDA in January 2009, the CFDA conducts special examination and approval for new drugs registration application when:

  (1)
  the chemical raw material medicines as well as the preparations and biological products thereof haven't been approved for marketing home and abroad;

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

The Advantages of Category 1 New Drugs over Imported Drugs

        Imported drugs are drugs manufactured outside China. Drugs which have already been marketed abroad by multinational companies, but are not yet approved in China are required to follow the process applicable to imported drugs in registration. Compared with the application for imported drugs, the application for Category 1 domestic new drugs has a more straight-forward registration pathway. According to Provisions for Drug Registration, where a special examination and approval treatment is granted, the application for clinical trial and manufacturing will be handled with priority and with enhanced communication with the Center for Drug Evaluation of the CFDA, or the CDE, which will establish a working mechanism for communicating with the applicants. If it becomes necessary to revise the clinical trial scheme or make other major alterations during the clinical trial, the applicant may file an application for communication. According to the Administrative Measures on Communications for Drug Development and Technical Evaluation issued by CFDA in June 2016, when an application for communication is approved, the CDE will arrange the communication with the applicant within 30 to 60 days, depending on the subject matter of such communication.

        In comparison, according to Provisions for Drug Registration, the registration pathway for imported drugs is complicated and evolving. Imported drug applications may only be submitted after a company obtains an NDA approval and receive the CPP granted by a major regulatory authority, such as the FDA or the EMA. Multinational companies may need to apply for conducting MRCTs, which means that companies do not have the flexibility to design the clinical trials to fit the Chinese patients and standard-of-care. Imported drug candidates under Category 5 cannot qualify for the national priority list to benefit from fast track reviews. Moreover, a requirement to further conduct local clinical trials can potentially delay market access by several years from its international NDA approval.

        Our drug candidates are all new therapeutic agents and the registration applications for all four of them are filed under Category 1. The CFDA has approved our Clinical Trial Applications for all four of our drug candidates, i.e. BGB-3111, BGB-A317, BGB-283, and BGB-290, including all phases of their clinical trials.

Changes to the Review and Approval Process

        In August 2015, the Chinese State Council issued a statement, Opinions on reforming the review and approval process for pharmaceutical products and medical devices, that contained several potential policy changes that could benefit the pharmaceutical industry:

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

        In November 2015, the CFDA released the Circular Concerning Several Policies on Drug Registration Review and Approval, which further clarified the following policies potentially simplifying and accelerating the approval process of clinical trials:

  •
  A one-time umbrella approval procedure allowing approval of all phases of a new drug's clinical trials at once, rather than the current phase-by-phase approval procedure, will be adopted for new drugs' clinical trial applications.

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

  •
  A fast track drug registration approval pathway will be available for the following drugs registration application with distinctive clinical benefits for prevention and treatment of HIV, phthisis, virus hepatitis, orphan diseases, cancer, children's diseases, and geriatrics.

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

Subsidies and Preferential Tax Treatment for "12-5 Major New Drugs Development Projects"

        In 2012, the Chinese State Council adopted a "12-5 Major New Drugs Development Projects," according to which a special fund was established by the government to encourage the development of new drugs. Our BGB-283 drug candidate and another BRAF preclinical research project have been recognized as "12-5 Major New Drugs Development Projects" and received government subsidies of RMB 6,554,600 during the period from January 1, 2013 to December 31, 2015.

PRC Enterprise Income Tax Law and Its Implementation

        The PRC Enterprise Income Tax Law, or EIT Law, and its implementation rules permit certain High and New Technologies Enterprises, or HNTEs, to enjoy preferential enterprise income tax rates subject to these HNTEs meeting certain qualification criteria. In April 2008, the State Administration of Taxation, or SAT, the Ministry of Science and Technology, or MOST and the Ministry of Finance, or MOF jointly issued the Administrative Rules for the Certification of High and New Technology Enterprises specifying the criteria and procedures for the certification of HNTEs. In January 2016, revised version of the Administrative Rules for the Certification of High and New Technology Enterprises has been issued by the SAT, the MOST and the MOF, and replaced the 2008 version, while the material criteria of HNTEs remains unchanged.

        Pursuant to the Temporary Regulations on Business Tax, which were promulgated by the Chinese State Council on December 13, 1993 and effective as of January 1, 1994, as amended on November 10, 2008 and effective as of January 1, 2009, any entity or individual conducting business in a service industry is generally required to pay business tax at the rate of 5% on the revenues generated from providing such services. However, if the services provided are related to technological development and transfer, such business tax may be exempted subject to approval by the relevant tax authorities.

        In November 2011, the MOF and the SAT promulgated the Pilot Plan for Imposition of Value-Added Tax, or VAT, to Replace Business Tax, or the Pilot Plan. Since January 2012, the SAT has been implementing the Pilot Plan, which imposes VAT, in lieu of business tax for certain industries in Shanghai. The Pilot Plan was expanded to other regions, including Beijing, in September 2012, and was further expanded nationwide beginning August 1, 2013. VAT is applicable at a rate of 6% in lieu of business taxes for certain services and 17% for the sale of goods and provision of tangible property lease services. VAT payable on goods sold or taxable services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period.

Four Phases of Clinical Trials

        A clinical development program consists of Phases 1, 2, 3 and 4. Phase 1 refers to the initial clinical pharmacology and safety evaluation studies in humans. Phase 2 refers to the preliminary evaluation of a drug candidate's therapeutic effectiveness and safety for particular indication(s) in patients, provide evidence and support for the design of Phase 3 clinical trial, and settle the administrative dose regimen. Phase 3 refers to clinical trials undertaken to confirm the therapeutic effectiveness of a drug. Phase 3 is used to further verify the drug's therapeutic effectiveness and safety on patients with target indication(s), to evaluate overall benefit-risk relationships of the drug, and ultimately to provide sufficient evidence for the review of drug registration application. Phase 4 refers to a new drug's post-marketing study to assess therapeutic effectiveness and adverse reactions when the drug is widely used, to evaluate overall benefit-risk relationships of the drug when used among general population or specific groups, and to adjust the administration dose, etc.

New Drug Application

        When Phases 1, 2 and 3 of the clinical trials have been completed, the applicant must apply to the CFDA for approval of a NDA. The CFDA then determines whether to approve the application according to the comprehensive evaluation opinion provided by the CDE of the CFDA. We have obtained approval of our Clinical Trial Applications for BGB-283, BGB-3111, BGB-290 and BGB-A317 in the PRC, and clinical trials have been initiated. We must obtain approval of a NDA before our drugs can be manufactured and sold in the PRC market.

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

  •
  The environment and facilities for the animals' living and propagating must meet state requirements;

  •
  The animals' feed and water must meet state requirements;

  •
  The animals' feeding and experimentation must be conducted by professionals, specialized and skilled workers, or other trained personnel;

  •
  The management systems must be effective and efficient; and

  •
  The applicable entity must follow other requirements as stipulated by the PRC laws and regulations.

        We obtained a Certificate for Use of Laboratory Animals in 2012 regarding the scope of rats and mice.

Regulations Relating to Intellectual Property Rights

Patent

General

        Pursuant to the Patent Law of the PRC and its implementation rules, patents in the PRC fall into three categories, namely invention patent, utility model and design patent. Invention patent refers to a new technical solution proposed in respect of a product, method or its improvement; utility model refers to a new technical solution that is practicable for application and proposed in respect of the shape, structure or a combination of both of a product; and design patent refers to the new design of a certain product in shape, pattern or a combination of both and in color, shape and pattern combinations aesthetically suitable for industrial application. Under the Patent Law of the PRC, the term of patent protection starts from the date the patent was filed. Patents relating to utility-models and designs are effective for ten years from the initial date the patent application was filed. The Patent Law of the PRC adopts the principle of "first to file," which means where more than one person files a patent application for the same invention, a patent will be granted to the person who first filed the application.

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

        Article 20 of the Patent Law of the PRC provides that, for an invention or utility model completed in China, any applicant, not just Chinese companies and individuals, before filing a patent application outside of China, must first submit it to the SIPO for a confidential examination. Failure to comply with this requirement will result in the denial of any Chinese patent for the subject invention. This added requirement of confidential examination by the SIPO has raised concerns by foreign companies who conduct research and development activities in the PRC or outsource research and development activities to service providers in the PRC. Currently we have three invention patents published by SIPO and one invention patent under the application process.

Patent Enforcement

        Unauthorized use of patents without consent from owners of patents, forgery of the patents belonging to other persons, or engagement in other infringement acts against patent rights, will subject the infringers to tortious liabilities. Serious offences may be subject to criminal penalties.

        When a dispute arises as a result of infringement of the patent owner's patent right, PRC law requires that the parties first attempt to settle the dispute through consultation between them. However, if the dispute cannot be settled through consultation, the patent owner, or an interested party who believes the patent is being infringed, may either file a civil legal suit or file an administrative complaint with the relevant patent administration authority under the SIPO. A PRC court may issue a preliminary injunction upon the patent owner's or an interested party's request before instituting any legal proceedings or during the proceedings. Damages for infringement are calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be determined by using a reasonable multiple of the license fee under a contractual license. As in other jurisdictions, with one notable exception, the patent owner in the PRC has the burden of proving that the patent is being infringed. However, if the owner of a manufacturing process patent alleges infringement of its patent, the alleged infringer has the burden of proving that it has not infringed. To our knowledge, there are no disputes as to our infringement of any third party's patent.

Medical Patent Compulsory License

        According to the Patent Law of the PRC, the SIPO may grant a compulsory license for manufacturing patented drugs and exporting them to countries or regions covered under relevant international treaties to which the People's Republic of China has acceded.

Exemptions for Unlicensed Manufacture, Use and Import of Patented Drugs

        According to the Patent Law of the PRC, any person may manufacture, use or import patented drugs for the purpose of providing information required for administrative examination and approval without authorization granted by the patent owner.

Trade Secrets

        According to the Anti-Unfair Competition Law of the PRC, the term "trade secrets" refers to technical information and business information that is unknown to the public, that has utility and may create business interest or profit for its legal owners or holders, and that is maintained as a secret by its legal owners or holders.

        Under this law, business persons are prohibited from employing the following methods to infringe trade secrets: (1) obtaining the trade secrets from the legal owners or holders by any unfair methods such as stealing, solicitation or coercion; (2) disclosing, using or permitting others to use the trade secrets obtained illegally under item (1) above; or (3) disclosing, using or permitting others to use the trade secrets, in violation of any contractual agreements or any requirements of the legal owners or holders to keep such trade secrets in confidence. If a third party knows or should have known of the above-mentioned illegal conduct but nevertheless obtains, uses or discloses trade secrets of others, the third party may be deemed to have committed a misappropriation of the others' trade secrets. The parties whose trade secrets are being misappropriated may petition for administrative corrections, and regulatory authorities may stop any illegal activities and fine infringing parties in the amount of RMB 10,000—200,000. Alternatively, persons whose trade secrets are being misappropriated may file lawsuits in a PRC court for loss and damages caused by the misappropriation.

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

        In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Notice on Issues concerning Further Clarifying and Regulating the Foreign Exchange Administration under Some Capital Accounts, or Circular 45, on November 9, 2011 to clarify the application of SAFE Circular 142. Under SAFE Circular 142 and Circular 45, RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE's approval, and such RMB capital may not, in any case, be used to repay RMB loans whose proceeds were not used. Furthermore, SAFE promulgated Notice on Issues Concerning Strengthening Administration of Foreign Exchange Services in November 2010, which tightens the regulation over settlement of net proceeds from overseas offerings, such as our initial public offering, and requires, among other things, the authenticity of settlement of net proceeds from offshore offerings to be closely examined and the net proceeds to be settled in the manner described in our prospectus or otherwise approved by our board of directors. Violations of these SAFE regulations may result in severe monetary or other penalties, including confiscation of earnings derived from such violation activities, a fine of up to 30% of the RMB funds converted from the foreign invested funds or in the case of a severe violation, a fine ranging from 30% to 100% of the RMB funds converted from the foreign-invested funds.

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

        Under the Circular of the SAFE on Further Improving and Adjusting the Policies for Foreign Exchange Administration under Capital Accounts promulgated by the SAFE on January 10, 2014 and effective from February 10, 2014, administration over the outflow of the profits by domestic institutions has been further simplified. In principle, a bank is no longer required to examine transaction documents when handling the outflow of profits of no more than the equivalent of $50,000 by a domestic institution. When handling the outflow of profits exceeding the equivalent of $50,000, the bank, in principle, is no longer required to examine the financial audit report and capital verification report of the domestic institution, provided that it must examine, according to the principle of transaction authenticity, the profit distribution resolution of the board of directors, or the profit distribution resolution of the partners, relating to this profit outflow and the original copy of its tax record-filing form. After each profit outflow, the bank must affix its seal to and endorsements on the original copy of the relevant tax record-filing form to indicate the actual amount of the profit outflow and the date of the outflow.

        On March 30, 2015, SAFE promulgated the Circular on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or SAFE Circular 19, which became effective on June 1, 2015. According to SAFE Circular 19, the foreign exchange capital of foreign-invested enterprises may be settled on a discretionary basis, meaning that the foreign exchange capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau, or the book-entry registration of monetary contribution by the banks, can be settled at the banks based on the actual operational needs of the foreign-invested enterprise. The proportion of such discretionary settlement is temporarily determined as 100%. The RMB converted from the foreign exchange capital will be kept in a designated account, and if a foreign-invested enterprise needs to make further payment from such account, it still must provide supporting documents and go through the review process with the banks.

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

  (3)
  directly or indirectly used for granting the entrusted loans in RMB, unless permitted by the scope of business, repaying the inter-enterprise borrowing, including advances by the third party, or repaying the bank loans in RMB that have been sub-lent to the third party; and/or

  (4)
  paying the expenses related to the purchase of real estate that is not for self-use, except for the foreign-invested real estate enterprises.

        On June 19, 2016, SAFE promulgated the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or Circular 16, which took effect on the same day. Compared to Circular 19, Circular 16 provides that discretionary foreign exchange settlement applies to foreign exchange capital, foreign debt offering proceeds and remitted foreign listing proceeds, and the corresponding Renminbi obtained from foreign exchange settlement are not restricted to extending loans to related parties or repaying the inter-company loans, including advances by third parties. However, since Circular 16 came into effect recently, there are substantial uncertainties with respect to its interpretation and implementation in practice.

        On January 26, 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, or Circular 3, which took effect on the same day. Circular 3 sets out various measures with the following key contents:

  (1)
  relaxing the policy restriction on foreign exchange inflow to further enhance trade and investment facilitation, including (a) expanding the scope of foreign exchange settlement for domestic foreign exchange loans, (b) allowing the capital repatriation for offshore financing against domestic guarantee, (c) facilitating the centralized management of foreign exchange funds of multinational companies, and (d) allowing the offshore institutions within pilot free trade zones to settle foreign exchange in domestic foreign exchange accounts; and

  (2)
  tightening genuineness and compliance verification of cross-border transactions and cross-border capital flow, including (a) improving the statistics of current account foreign currency earnings deposited offshore, (b) requiring banks to verify board resolutions, tax filing forms, and audited financial statements before wiring foreign invested enterprises' foreign exchange distribution above $50,000, (c) strengthening genuineness and compliance verification of foreign direct investments and (d) implementing full scale management of offshore loans in Renminbi and foreign currencies by requiring the total amount of offshore loans be no higher than 30% of the onshore lender's equity shown on its audited financial statements of the last year.

        Our PRC subsidiaries' distributions to the offshore parent and their carrying out cross-border foreign exchange activities are subject to the various SAFE registration requirements described above.

Share Option Rules

        Under the Administration Measures on Individual Foreign Exchange Control issued by the People's Bank of China on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or Share Option Rules, issued by the SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (1) register with the SAFE or its local branches; (2) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants; and (3) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

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

Rest of the World Regulation

        For other countries besides the United States and the PRC, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles having their origin in the Declaration of Helsinki.

        If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Manufacturing and Supply

        We lease an approximately 140 square meter manufacturing facility in Beijing, China, which produces and supplies preclinical and clinical trial materials for some of our small molecule drug candidates. In addition, we lease an approximately 11,000 square meter space and are building a manufacturing facility in Suzhou, China, where we intend to produce drug candidates for clinical or, in the future, commercial use. This facility consists of one oral-solid-dosage production line for small molecule drug products and one pilot plant for monoclonal antibody drug substances. We also outsource to a limited number of external service providers the production of some drug substances and drug products, and we expect to continue to do so to meet the preclinical and clinical requirements of our drug candidates. We have framework agreements with most of our external service providers, under which they generally provide services to us on a short-term and project-by-project basis.

        On March 7, 2017, BeiGene (Hong Kong) Co., Limited, our wholly owned subsidiary, entered into a definitive agreement with Guangzhou Development District and its affiliate Guangzhou GET Technology Development Co., Ltd to establish a commercial-scale biologics manufacturing facility in Guangzhou, Guangdong Province, China. We expect to acquire at least 100,000 square meters of land for the manufacturing facility for biologics production. The joint venture will also provide funding for research and development of biologic drug candidates in China. See "Part IV—Item 15—Exhibits, Financial Statement Schedules—Note 22. Subsequent Events" for additional information.

        Currently, we obtain raw materials for our manufacturing activities from multiple suppliers who we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, a risk exists that an interruption supplies would materially harm our business. We typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements.

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

Employees

        As of December 31, 2016, we had 321 full-time employees and one part-time employee. Of these, 267 were engaged in research and development and laboratory operations and 55 were engaged in full-time general and administrative functions. As of December 31, 2016, 268 of our employees were located in the PRC, 49 were located in the United States and five were located in Australia. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we consider our relations with our employees to be good.

Financial Information and Segments

        The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled "Part II—Item 8—Financial Statements and Supplementary Data." We operate in one business segment. See Note 2 to our consolidated audited financial statements included in this Annual Report. For financial information regarding our business, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.

Corporate Information

        We are an exempted company incorporated in the Cayman Islands with limited liability on October 28, 2010. Any company that is registered in the Cayman Islands but conducts business mainly outside of the Cayman Islands may apply to be registered as an exempted company. The principal executive office of our research and development operations is located at No. 30 Science Park Road, Zhong-Guan-Cun Life Science Park, Changping District, Beijing 102206, People's Republic of China. Our telephone number at this address is +86 10 58958000. Our current registered office in the Cayman Islands is located at the offices of Mourant Ozannes Corporate Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, Grand Cayman KY1-1108, Cayman Islands. Our website address is www.beigene.com . We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report.

        We own various applications and unregistered trademarks and servicemarks, including BeiGene, and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this prospectus are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies' trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
B-cell	Means a type of white blood cell that differs from other lymphocytes like T-cells by the presence of the BCR on the B-cell's outer surface.
BCR	Means B-cell receptor, a specialized receptor protein that allows a B-cell to bind to specific antigens.
BID	Means bis in die or "twice daily," the frequency that a medical prescription or drug is taken by a patient.
BRCA
Means breast cancer susceptibility gene, of which there are two (BRCA1 and BRCA2). BRCA proteins are key components of homologous recombination DNA repair pathway. BRCA deleterious mutations are associated with breast and ovarian cancers.
BTK	Means Bruton's tyrosine kinase. BTK is a key component of the BCR signaling pathway and is an important regulator of cell proliferation and cell survival in various lymphomas.
CD20	Means B-lymphocyte antigen CD20, a B-cell specific cell-surface molecule that is encoded by the MS4A1 gene.
CTLA-4	Means cytotoxic T-lymphocyte-associated protein 4, a protein receptor that functions as an immune checkpoint and downregulates the immune system. CTLA-4 is found on the surface of T-cells.
DNA	Means deoxyribonucleic acid, a self-replicating molecule that carries genetic information and is present in almost all living organisms.
EGFR	Means epidermal growth factor receptor. EGFR is a cell surface protein that binds to epidermal growth factor, and mutations in this gene are associated with lung cancer.
ERK	Means extracellular signal-regulated kinase, which is a downstream signaling molecule of the MAPK pathway.

FcgRI	Means Fc gamma receptor I, a receptor that binds the most common class of antibody, Immunoglobulin G, or IgG, including IgG1, IgG3 and IgG4. FcgRI is expressed in certain human immune cells including monocytes, macrophages and dendritic cells and may function to activate these immune cells. FcgRI has the highest affinity to IgGs among the members of the Fc gamma receptor family.
GTPase	Means a large family of hydrolase enzymes that can bind and hydrolyze guanosine triphosphate.
Hemoglobin	Means the protein molecule in red blood cells that carries oxygen from the lungs to the body's tissues and returns carbon dioxide from the tissues back to the lungs.
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
IgM	Means Immunoglobulin M, a basic antibody that is produced by B-cells found mainly in the blood and lymph fluid.
ITK	Means interleukin-2-inducible T-cell kinase, a tyrosine-protein kinase that is encoded in humans by the ITK gene and is highly expressed in T-cells.
JAK3	Means tyrosine-protein Janus kinase 3, a non-receptor tyrosine kinase involved in various processes including cell growth, development, or differentiation.
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
Lesion	Means almost any abnormal change involving any biological structure, tissue or organ due to disease or injury, similar in meaning to the word "damage."

MAPK	Means mitogen-activated protein kinase. The MAPK pathway is a chain of proteins in the cell that communicates a signal from a receptor on the cell surface to the DNA in the nucleus of the cell. This pathway includes a small G protein (RAS) and three protein kinases (RAF, MEK, and ERK) and plays an essential role in regulating cell proliferation and survival.
MEK	Means mitogen/extracellular signal-regulated kinase, a member of the MAPK signaling cascade that is activated in melanoma.
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
PDX	Means patient-derived xenograft, created when the cancerous tissue from a human patient's primary tumor is implanted directly into an immunodeficient mouse.
pERK	Means phosphorylated extracellular signal-regulated kinase, which is a modified form of the ERK protein (a downstream signaling molecule of the MAPK pathway).
QD	Means quaque die or "every day," the frequency that a medical prescription or drug is taken by a patient.
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
T-cell
Means a type of white blood cell that play a large role in immune response and that differs from other white blood cells like B-cells by the presence of the T-cell receptor on the T-cell's outer surface, which is responsible for recognizing antigens bound to major histocompatibility complex molecules.
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

Item 1A.    Risk Factors

        The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report, including our financial statements and the related notes and "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," before deciding to invest in the ADSs. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of the ADSs could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations

Risks Related to Our Financial Position and Need for Additional Capital

We are a globally focused biopharmaceutical company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

        We are a globally focused biopharmaceutical company formed in October 2010. Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials of our current drug candidates, such as BGB-3111, BGB-A317, BGB-290 and BGB-283. We have not yet demonstrated an ability to initiate or successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have not yet obtained regulatory approval for, or demonstrated an ability to commercialize, any of our drug candidates. We have no products approved for commercial sale and have not generated any revenue from product sales. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

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

        Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2010. We reported a net loss of $119.2 million, $57.1 million and $18.5 million, respectively, for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, we had a deficit accumulated of $237.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

        We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize approved drugs, if any. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability to generate revenues and the timing and amount of milestones and other required payments to third parties in connection with our potential future arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our shareholders' equity and working capital.

        We expect our research and development expenses to continue to be significant in connection with our continued investment in our cancer biology platform and our ongoing and planned clinical trials for our drug candidates, such as BGB-3111, BGB-A317, BGB-290 and BGB-283. Furthermore, if we obtain regulatory approval for our drug candidates, we expect to incur increased sales and marketing expenses. In addition, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our shareholders' deficit, financial position, cash flows and working capital.

We currently do not generate revenue from product sales and may never become profitable.

        Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our drug candidates, such as BGB-3111, BGB-A317, BGB-290 and BGB-283, as we do not currently have any drugs that are available for commercial sale. We expect to continue to incur substantial and increasing losses through the projected commercialization of our drug candidates. None of our drug candidates have been approved for marketing in the United States, the European Union, the People's Republic of China, or PRC, or any other jurisdiction and may never receive such approval. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our drug candidates, obtain necessary regulatory approvals, and have our drugs manufactured and successfully marketed.

        Even if we receive regulatory approval of our drug candidates for commercial sale, we do not know when they will generate revenue, if at all. Our ability to generate product sales revenue depends on a number of factors, including our ability to continue:

  •
  completing research regarding, and nonclinical and clinical development of, our drug candidates;

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

  •
  negotiating and maintaining favorable terms in any collaboration, licensing or other arrangements into which we may enter, such as our collaboration arrangements with Merck KGaA, Darmstadt Germany;

  •
  maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

  •
  attracting, hiring and retaining qualified personnel.

        In addition, because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the FDA; the CFDA; the EMA; or other comparable regulatory authorities to perform studies in addition to those that we currently anticipate. Even if our drug candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these drugs.

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

        We have financed our operations with a combination of equity and debt offerings, contracts, and private and public grants. Through December 31, 2016, we raised approximately $170 million in private equity financing and $10 million in non-convertible debt financings. To date, we have received a total of $37 million in upfront payments and milestone payments through our collaboration arrangements with Merck KGaA, Darmstadt Germany for BGB-283 and BGB-290. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering of the ADSs and received net proceeds of $166.2 million and $198.6 million, respectively, after deducting underwriting discount and offering expenses. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any product sales revenue.

        Our operations have consumed substantial amounts of cash since inception. Our operating activities used $89.5 million, $39.8 million and $8.7 million of net cash during the years ended December 31, 2016, 2015 and 2014, respectively. We expect to continue to spend substantial amounts on drug discovery advancing the clinical development of our drug candidates, and launching and commercializing any drug candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

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

        Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

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

  •
  the amount and timing of the milestone and royalty payments we receive from our collaborators under our licensing arrangements, such as our collaboration with Merck KGaA, Darmstadt Germany;

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

        We believe that our existing cash and cash equivalents, will not be sufficient to enable us to complete all necessary global development or commercially launch our current drug candidates. Accordingly, we will require further funding through other public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our inability to obtain additional funding when we need it could seriously harm our business.

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

        The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC, Australia and other non-U.S. governments. Specifically in the PRC, on July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the PRC government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. In April 2012, the PRC government announced that it would allow more RMB exchange rate fluctuation. On August 11, 2015, China's central bank executed a 2% devaluation in the RMB. Over the following two days, Chinese currency fell 3.5% against the dollar. However, it remains unclear what further fluctuations may occur or what impact this will have on the currency.

        It is difficult to predict how market forces or PRC, Australian, U.S. or other government policies may impact the exchange rate between the Australian dollar, RMB, U.S. dollar and other currencies in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. Substantially all of our revenues are denominated in U.S. dollars and our costs are denominated in U.S. dollars, Australian dollars and RMB, and a large portion of our financial assets and a significant portion of our debt is denominated in U.S. dollars. Any significant revaluation of the RMB may materially reduce any dividends payable on the ADSs in U.S. dollars. To the extent that we need to convert U.S. dollars we received from our initial public offering and follow-on public offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or ADSs or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount we would receive.

Our investments are subject to risks that could result in losses.

        We had cash and cash equivalents of $87.5 million, $17.9 million and $13.9 million and short-term investments of $280.7 million, $82.6 million and $30.5 million at December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, our short-term investments mainly consisted of U.S. Treasury securities. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering of the ADSs and received net proceeds of $166.2 million and $198.6 million, respectively, after deducting underwriting discount and offering expenses. We may invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, including commercial paper and money market instruments, which may not yield a favorable return to our shareholders. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. Our primary exposure to market risk relates to fluctuations in the interest rates of the PRC and the United States. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.

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

  •
  the size of the study population required for analysis of the trial's primary endpoints;

  •
  the proximity of patients to trial sites;

  •
  the design of the trial;

  •
  our ability to recruit clinical trial investigators with the appropriate competencies and experience;

  •
  competing clinical trials for similar therapies or other new therapeutics;

  •
  clinicians' and patients' perceptions as to the potential advantages and side effects of the drug candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;

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

        We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:

  •
  regulators, IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

  •
  the supply or quality of our drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate; and

  •
  our drug candidates may cause AEs, have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

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

        The time required to obtain approval by the FDA, CFDA, EMA and other comparable regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate's clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any drug candidate, and it is possible that none of our existing drug candidates or any drug candidates we may discover, in-license or acquire and seek to develop in the future will ever obtain regulatory approval.

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

  •
  failure to demonstrate that a drug candidate's clinical and other benefits outweigh its safety risks;

  •
  disagreement with our interpretation of data from preclinical studies or clinical trials;

  •
  the insufficiency of data collected from clinical trials of our drug candidates to support the submission and filing of a NDA; or BLA; or other submission or to obtain regulatory approval;

  •
  the FDA, CFDA, EMA or comparable regulatory authority's finding of deficiencies related to the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

  •
  changes in approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

        We may be unable to initiate or complete development of our drug candidates, such as BGB-3111, BGB-A317, BGB-290 and BGB-283, on schedule, if at all. The timing for the completion of the studies for our drug candidates will require funding beyond the proceeds of our initial public offering and follow-on public offering. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our drug candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our drug candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our drug candidates are time consuming and expensive and together take several years or more to complete. Delays in clinical trials, regulatory approvals or rejections of applications for regulatory approval in the United States, Australia, New Zealand, the PRC, Europe or other markets may result from many factors, including:

  •
  our inability to obtain sufficient funds required for a clinical trial;

  •
  regulatory requests for additional analyses, reports, data, nonclinical and preclinical studies and clinical trials;

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

  •
  unfavorable or inconclusive results of clinical trials and supportive nonclinical studies, including unfavorable results regarding effectiveness of drug candidates during clinical trials;

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

        Undesirable AEs caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, CFDA, EMA or other comparable regulatory authority. Results of our trials could reveal a high and unacceptable severity or prevalence of AEs. In such an event, our trials could be suspended or terminated and the FDA, CFDA, EMA or other comparable regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates for any or all targeted indications. Undesirable AEs caused by BGB-3111 may include, but are not limited to, neutropenia, petechiae (spots that appear on the skin as a result of bleeding), purpura (subcutaneous bleeding), bruising, rash, peripheral neuropathy, and fatigue. Undesirable AEs caused by BGB-290 may include, but are not limited to, nausea, vomiting, diarrhea, lethargy, neutropenia, anemia, thrombocytopena, hypophosphataemia, and hot flush. Undesirable AEs caused by BGB-283 may include, but are not limited to, thrombocytopenia, fatigue, rash, hand-foot syndrome, hypertension, and anorexia. Drug-related AEs could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly.

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

        Further, combination therapy, such as using our wholly-owned drug candidates as well as third-party agents, involves unique AEs that could be exacerbated compared to AEs from monotherapies. These types of AEs could be caused by our drug candidates and could also cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, CFDA, EMA or other comparable regulatory authority. Results of our trials could reveal a high and unacceptable severity or prevalence of AEs.

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

        Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States, or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the product for the indication can be recovered by sales of the product in the United States. BGB-3111 received orphan drug designation from the FDA for CLL, MCL and WM in 2016.

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

        Manufacturers and manufacturers' facilities are required to comply with extensive FDA, CFDA, EMA and comparable regulatory authority, requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

        Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS program as a condition of approval of our drug candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, CFDA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP, for any clinical trials that we conduct post-approval.

        The FDA may seek to impose a consent decree or withdraw marketing approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our drug candidates, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

        Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, we have not submitted an NDA or BLA for any of our drug candidates. An NDA or BLA must include extensive preclinical and clinical data and supporting information to establish, in the case of an NDA, the drug candidate's safety and effectiveness or, in the case of a BLA, safety, purity and potency for each desired indication. The NDA or BLA must also include significant information regarding the chemistry, manufacturing and controls for the drug. Obtaining approval of an NDA or BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA or BLA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA.

        Regulatory authorities outside of the United States, such as the EMA or regulatory authorities in Australia and New Zealand and in emerging markets, such as in the PRC, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking non-U.S. regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain non-U.S. regulatory approvals on a timely basis, if at all.

        Specifically, in China, the CFDA categorizes domestically-manufactured innovative drug applications as Category 1 and imported innovative drug applications as Category 5. To date, most of local companies' domestically-manufactured drug applications are filed in Category 1 if the drug has not already been approved by the FDA or EMA. Most multinational pharmaceutical companies' drug registration applications are filed in Category 5 applicable to imported drugs, formerly known as Category 3 prior to the reclassification implemented by the CFDA in 2016. These two categories have distinct approval pathways, as described in "Item 1—Business—Regulatory Framework and Structural Advantages of Being a China-Based Research and Development Organization." We believe the local drug registration pathway, Category 1, is a faster and more efficient path to approval in the Chinese market than Category 5. Companies are required to obtain Clinical Trial Application approval before conducting clinical trials in China. This registration pathway has a fast track review and approval mechanism if the drug candidate is on a national priority list. The imported drug registration pathway, Category 5, is more complex and is evolving. China Category 5 registration applications may only be submitted after a drug has obtained an NDA approval and received the CPP granted by a major drug regulatory authority, such as the FDA or EMA.

        Further, in August 2015, the Chinese State Council issued a statement, Opinions on reforming the review and approval process for pharmaceutical products and medical devices that contained several potential policy changes that could benefit the pharmaceutical industry:

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

        In November 2015, the CFDA released the Circular Concerning Several Policies on Drug Registration Review and Approval, which further clarified the following policies potentially simplifying and accelerating the approval process of clinical trials:

  •
  A one-time umbrella approval procedure allowing approval of all phases of a new drug's clinical trials at once, rather than the current phase-by-phase approval procedure, will be adopted for new drugs' clinical trial applications.

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

        In February 2016, the CFDA released the Opinions on Priority Review and Approval for Resolving Drug Registration Applications Backlog, which further clarified the following policies potentially accelerating the approval process of certain clinical trials or drug registrations:

  •
  A fast track drug registration or clinical trial approval pathway will be available for the following drug registration applications with distinctive clinical benefits: (1) registration application of innovative drugs not sold within or outside China; (2) registration application of innovative drugs transferred to be manufactured in China; (3) registration application of drugs using advanced technology, using innovative treatment methods, or having distinctive treatment advantages; (4) clinical trial applications for drugs with patent expiry within three years, and marketing authorization applications for drugs with patent expiry within one year; (5) concurrent applications for new drug clinical trials which are already approved in the United States or European Union, or concurrent drug registration applications for drugs which have applied for marketing authorization and passed onsite inspections in the United States or European Union and are manufactured using the same production line in China; (6) traditional Chinese medicines (including ethnic medicines) with clear clinical position in prevention and treatment of serious diseases; and (7) registration application of new drugs sponsored by national key technology projects or national key development projects.

  •
  A fast track drug registration approval pathway will be available for drug registration applications with distinctive clinical benefits for prevention and treatment of HIV, phthisis, viral hepatitis, orphan diseases, cancer, malignant neoplasms, children's diseases, and geriatrics.

  •
  In March 2016, the CFDA released a circular, CFDA Announcement on Reforms of Pharmaceutical Registration Classification, which outlined the re-classifications of drug applications. Under the new categorization, innovative drugs that have not been marketed either within or outside China remain Category 1, while drugs marketed outside China seeking marketing approval in China are now Category 5.

  •
  However, because these laws and regulations in relation to such above-mentioned fast track clinical trial approval and drug registration pathway were newly issued, uncertainty remains with respect to their implementation. We expect that the CFDA review and approval process will improve over time. However, how and when this approval process will be changed is still subject to further policies to be issued by the CFDA and is currently uncertain.

  •
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

        We believe the local drug registration pathway, Category 1, is a faster and more efficient path to approval in the Chinese market than the drug registration pathway for imported drugs under Category 5. Companies are required to obtain Clinical Trial Application approval before conducting clinical trials in China. This registration pathway has a fast track review and approval mechanism if the drug candidate is on a national priority list. Imported drug candidates under Category 5 cannot qualify for the national priority list to benefit from fast track reviews. Our drug candidates are all new therapeutic agents and we have built both research and development, clinical trial capacities, and commercial manufacturing facilities in China. As a result, we expect all of our current drug candidates to fall within the Category 1 application process, but cannot be sure we will be granted or be able to maintain Category 1 designation.

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

        Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. See "Item 1—Business—Competition."

        Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain approval from the FDA, CFDA, EMA or other comparable regulatory authorities for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and or slow our regulatory approval. Furthermore, the regulatory framework in China regarding imported drugs may undergo changes that could erode our competitive advantage with respect to the Chinese domestic regulatory pathway. For example, on March 17, 2017, the CFDA published a draft Decision on Regulation Adjustment on Imported Drugs Registration that if adopted would potentially accelerate the regulatory approval process for imported drugs.

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

        With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively the ACA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created in the United States. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilars, including the possible designation of a biosimilar as "interchangeable," based on their similarity to existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty, and it could have a material adverse effect on the future commercial prospects for our biological products, including BGB-A317, if approved.

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

        In addition, a drug product approved under an NDA, such as BGB-3111, BGB-290 or BGB-283, if they were to be approved, could face generic competition earlier than expected. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the Food and Drug Administration Safety and Innovation Act of 2012 established a user fee program that will generate hundreds of millions of dollars in funding for the FDA's generic drug review program. Funding from the user fee program, along with performance goals that the FDA negotiated with the generic drug industry, could significantly decrease the timeframe for FDA review and approval of generic drug applications.

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

        Our market opportunities may also be limited by competitor treatments that may enter the market. See "—We face substantial competition, which may result in others discovering, developing or commercializing competing drugs before or more successfully than we do."

Even if we are able to commercialize any drug candidates, the drugs may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, which could harm our business.

        The regulations that govern regulatory approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a drug in a particular country, but then be subject to price regulations that delay our commercial launch of the drug and negatively impact the revenues we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain regulatory approval. For example, according to a statement, Opinions on reforming the review and approval process for pharmaceutical products and medical devices, issued by the Chinese State Council in August 2015, the enterprises applying for new drug approval will be required to undertake that the selling price of new drug on PRC mainland market shall not be higher than the comparable market prices of the product in its country of origin or PRC's neighboring markets, as applicable.

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

        Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a drug is:

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

        The Chinese State Council asked central and provincial authorities across the PRC to promote a medical insurance program for major illnesses. By the end of 2015, all urban and rural residents covered by basic medical insurance programs should be covered by the insurance program for major illnesses, according to Chinese State Council policy number 2015-57, issued on July 28, 2015. As a complement to basic insurance programs, this program is required to cover at least 50% of the medical cost as incurred by treating major illnesses, but falls out of the coverage of the basic insurance programs. The Chinese State Council requires provincial authorities to increase reimbursement rates over the next three years.

        According to the PRC Central Government's guidance issued in March 2015, each province will decide which drugs to include in its provincial major illness reimbursement lists and the percentage of reimbursement, based on local funding. For example, Zhejiang province, located in the Yangtze river delta area with a population of 55 million, announced its provincial major illness drug reimbursement list in early 2015. The list includes 31 expensive drugs, among which 15 are targeted therapy agents for cancer, including Glivec, Ireesa, Erbitux, Herceptin, and Rituxan. Although it will take three years to establish a comprehensive national coverage, the affordability of the expensive, novel cancer agents to Chinese patients will improve significantly and the targeted therapy market is expected to enter a fast growing period.

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

        More recently, in March 2010, then President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

        Among the provisions of the ACA of importance to our potential drug candidates are the following:

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

  •
  extension of manufacturers' Medicaid rebate liability;

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

        In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

        We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

        As a result of the 2016 election in the United States, the fate of the ACA and other healthcare laws is uncertain. The United States House of Representatives is considering approval of legislation to repeal parts of the ACA, but it is uncertain whether Congress will replace the law and what any replacement law would provide.

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

  •
  the federal HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

  •
  the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

  •
  federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

        Additionally, we are subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America's Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

        Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback and criminal healthcare fraud statutes. As a result of such amendment, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

        Non-U.S. markets are an important component of our growth strategy. If we fail to obtain licenses or enter into collaboration arrangements with third parties in these markets, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

  •
  efforts to enter into collaboration or licensing arrangements with third parties in connection with our international sales, marketing and distribution efforts may increase our expenses or divert our management's attention from the acquisition or development of drug candidates;

  •
  changes in a specific country's or region's political and cultural climate or economic condition;

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

        Our success depends in large part on our ability to obtain and maintain patent protection in the United States, the PRC and other countries with respect to our proprietary technology and drug candidates. As of March 21, 2017, we own eight issued U.S. patents and eight pending U.S. patent applications as well as corresponding patents and patent applications internationally. In addition, we own 13 pending international patent applications under the PCT, which we plan to file nationally in the United States and other jurisdictions. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. We have sought to protect our proprietary position by filing patent applications in the United States, the PRC and other countries related to novel technologies and drug candidates that we consider are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

        We currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the same. If we are unsuccessful in obtaining trademark protection for our primary brands, we may be required to change our brand name, which could materially adversely affect our business. Moreover, as our products mature, our reliance on our trademarks to differentiate us from our competitors will increase, and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.

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

        Our commercial success depends in part on our avoiding infringement of the patents and other intellectual property rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including inter partes review, post grant review, interference and ex parte reexamination proceedings before the USPTO or oppositions and other comparable proceedings in non-U.S. jurisdictions. Numerous issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing drug candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drug candidates may give rise to claims of infringement of the patent rights of others.

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

        Third parties who bring successful claims against us for infringement of their intellectual property rights may obtain injunctive or other equitable relief, which could prevent us from developing and commercializing one or more of our drug candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement or misappropriation against us, we may have to pay substantial damages, including treble damages and attorneys' fees in the case of willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing drug candidates, which may be impossible or require substantial time and monetary expenditure. In the event of an adverse result in any such litigation, or even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our drug candidates. We cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms, and we may fail to obtain any of these licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain such a license, we would be unable to further develop and commercialize one or more of our drug candidates, which could harm our business significantly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could significantly harm our business.

        Specifically, we are aware of three U.S. patents owned by Ono Pharmaceutical Co., or Ono, and licensed to Bristol-Myers Squibb Co., or BMS, that are relevant to our BGB-A317 drug candidate. These patents are expected to expire in 2023, 2023 and 2024, respectively. In patent infringement actions filed in Delaware Federal District court, BMS and Ono alleged that Merck & Co.'s KEYTRUDA product, a humanized anti-PD-1 antibody is infringing these U.S. patents. Although Merck challenged the validity of these patents, Merck recently settled this litigation with BMS and Ono resulting in Merck taking a license from BMS and Ono. All these three patents remain presumed valid and enforceable. Merck also filed an opposition proceeding challenging a corresponding European patent at the European Patent Office, or EPO. The EPO's Opposition Division disagreed with Merck's arguments and maintained the European patent in the form in which it was granted. Merck appealed the decision, but recently withdrew its appeal. If the validity of the relevant claims in these U.S. patents is upheld and our BGB-A317 drug candidate is approved for sale in the United States before the expiration of these patents, then we will need a license from BMS in order to commercialize our BGB-A317 drug candidate in the United States prior to their expiration. In addition, depending upon circumstances, we may need a license for jurisdictions outside the United States where we wish to commercialize BGB-A317 before the expiration of a corresponding patent covering BGB-A317. There can be no assurance that we will be able to obtain such a license, which could materially and adversely affect our business.

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

        Furthermore, many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

        We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and our clinical investigators are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, CFDA, EMA and other comparable regulatory authorities for all of our drugs in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or clinical investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, CFDA, EMA or comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

        If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our results of operations and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

        Although we intend to further develop our own manufacturing facilities, we also intend to use third parties as part of our manufacturing process. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

  •
  we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA, CFDA, EMA or other comparable regulatory authorities must approve any manufacturers as part of their regulatory oversight of our drug candidates. This approval would require new testing and cGMP-compliance inspections by FDA, CFDA, EMA or other comparable regulatory authorities. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drugs;

  •
  our manufacturers may have little or no experience with manufacturing our drug candidates, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our drug candidates;

  •
  our third-party manufacturers might be unable to timely manufacture our drug candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;

  •
  contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;

  •
  our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our drugs, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our drugs;

  •
  manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies in the United States to ensure strict compliance with cGMPs and other government regulations and by other comparable regulatory authorities for corresponding non-U.S. requirements. We do not have control over third-party manufacturers' compliance with these regulations and requirements;

  •
  we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our drugs;

  •
  our third-party manufacturers could breach or terminate their agreement with us;

  •
  raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;

  •
  our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and

  •
  our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields.

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

        Before a third party can begin commercial manufacture of our drug candidates and potential drugs, contract manufacturers are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products and our drug candidates, any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost effective manner in order for us to obtain regulatory approval of our drug candidates. If our contract manufacturers do not pass their inspections by the FDA, CFDA, EMA or other comparable regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates. In addition, drug and biological manufacturing facilities are continuously subject to inspection by the FDA, CFDA, EMA and other comparable regulatory authorities, before and after drug approval, and must comply with cGMPs. Our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers' failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition.

        Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by the FDA, CFDA, EMA or other comparable regulatory authorities and/or approval of the manufacturing process and procedures in accordance with the FDA, CFDA or EMA's regulations, or comparable requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that the FDA, CFDA, EMA or other comparable regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.

We have entered into collaborations and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

        We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business. For example, in 2013, we entered into collaboration agreements with Merck KGaA, Darmstadt Germany pursuant to which we have agreed to license the ex-China rights of BGB-283 to Merck KGaA, Darmstadt Germany as discussed further in the section titled "Item 1—Business—Collaboration with Merck KGaA, Darmstadt Germany" in this Annual Report. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party.

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

Risks Related to Our Industry, Business and Operations

Our future success depends on our ability to retain the Chairman of our scientific advisory board and our Chief Executive Officer and other key executives and to attract, retain and motivate qualified personnel.

        We are highly dependent on Xiaodong Wang, Ph.D., our Founder, Chairman of our scientific advisory board and director; John V. Oyler, our Founder, Chief Executive Officer and Chairman of the board; and the other principal members of our management and scientific teams and scientific advisory board. Although we have formal employment agreements with each of our executive officers except for our Chief Executive Officer, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

        As of December 31, 2016, we had 348 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

  •
  the diversion of our management's attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

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

        Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of or exposure to hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage, use or disposal of biological, hazardous or radioactive materials.

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

  •
  costs to defend the related litigation;

  •
  a diversion of management's time and our resources;

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

        We maintain property insurance policies covering physical damage to, or loss of, our buildings and their improvements, equipment, office furniture and inventory. We hold employer's liability insurance generally covering death or work-related injury of employees. We hold public liability insurance covering certain incidents involving third parties that occur on or in the premises of the company. We hold directors and officers liability insurance. We do not maintain key-man life insurance on any of our senior management or key personnel, or business interruption insurance. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

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

        Because we intend to market drugs, if approved, globally, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

  •
  efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management's attention from the acquisition or development of drug candidates or cause us to forgo profitable licensing opportunities in these geographies;

  •
  changes in a specific country's or region's political and cultural climate or economic condition;

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

        The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and it is facing new challenges, including the escalation of the European sovereign debt crisis since 2011 and the United Kingdom's decision to withdraw from the European Union. It is unclear whether the European sovereign debt crisis will be contained and what effects it and the United Kingdom's decision to withdraw from the European Union may have. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world's leading economies, including China's. Economic conditions in United States and China are sensitive to global economic conditions. Although we are uncertain about the extent to which the global financial market disruption and slowdown of the U.S. or Chinese economy may impact our business in the long term, there is a risk that our business, results of operations and prospects would be materially and adversely affected by the global economic downturn and the slowdown of the U.S. or Chinese economy.

Recent developments relating to the United Kingdom's referendum vote in favor of withdrawal from the European Union could adversely affect us.

        The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom's withdrawal from the European Union (referred to as "Brexit"). As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom's withdrawal from the European Union as well as its relationship with the European Union going forward, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union; however, the full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets.

        In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pharmaceutical industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Altered regulations could also add time and expense to the process by which our product candidates receive regulatory approval in the United Kingdom and European Union. Similarly, it is unclear at this time what Brexit's impact will have on our intellectual property rights and the process for obtaining, maintaining and defending such rights. It is possible that certain intellectual property rights, such as trademarks, granted by the European Union will cease being enforceable in the United Kingdom absent special arrangements to the contrary, and we are required to refile our trademarks and other intellectual property applications domestically in the United Kingdom. With regard to existing patent rights, the effect of Brexit should be minimal considering enforceable patent rights are specific to the United Kingdom, whether arising out of the European Patent Office or directly through the United Kingdom patent office.

        Lastly, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership in the European Union. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

We manufacture and intend to continue to manufacture at least a portion of our drug candidates ourselves. Delays in completing and receiving regulatory approvals for our manufacturing facility could delay our development plans and thereby limit our revenues and growth.

        We currently lease an approximately 140 square meter manufacturing facility in Beijing, PRC, which produces and supplies preclinical and clinical trial materials for some of our small molecule drug candidates. In addition, to increase our manufacturing capabilities, we lease an approximately 11,000 square meter space and are building a manufacturing facility in Suzhou, China, where we intend to produce drug candidates for clinical or, in the future, commercial use. This facility consists of one oral-solid-dosage production line for small molecule drug products and one pilot plant for monoclonal antibody drug substances. This new manufacturing facility is expected to be completed in 2017. This project may encounter unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. If construction or regulatory approval of our new facility is delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth. Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank have agreed to lend us RMB 120 million for the construction of the Suzhou manufacturing facility and the procurement of equipment. Cost overruns associated with constructing our Suzhou facility could require us to raise additional funds from other sources.

        In addition to the similar manufacturing risks described in "—Risks Related to Our Reliance on Third Parties," our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA, CFDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drugs. We also may encounter problems with the following:

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

        To produce our drugs in the quantities that we believe will be required to meet anticipated market demand of any of our drug candidates if approved, we will need to increase, or "scale up," the production process by a significant factor over the initial level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our drugs in a sufficient quantity to meet future demand.

If our manufacturing facilities, including our Suzhou manufacturing facility once completed, are damaged or destroyed or production at such facilities is otherwise interrupted, our business and prospects would be negatively affected.

        In addition to the similar manufacturing risks described in "—Risks Related to Our Reliance on Third Parties," if our manufacturing facilities or the equipment in them is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of the facilities or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA, CFDA, EMA or and other comparable regulatory agency approval before selling any drugs manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales if and when we are able to successfully commercialize one or more of our drug candidates.

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

        Currently, we maintain insurance coverage against damage to our property and equipment in the amount of up to RMB 100 million. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for our drug candidates if there were a catastrophic event or failure of our manufacturing facilities or processes.

Risks Related to Our Doing Business in the PRC

The pharmaceutical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of our drugs.

        Our research operations and manufacturing facilities are in China, which we believe confers clinical, commercial and regulatory advantages. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. See "Item 1—Business—Regulatory Framework and Structural Advantages of Being a China-Based Research and Development Organization" for a discussion of regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our drug candidates in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach is aligned with the Chinese government's policies, but we cannot ensure that our strategy and approach will continue to be aligned.

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

        The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China's economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

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

        Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a foreign-invested enterprise, or an FIE. The draft Foreign Investment Law specifically provides that entities established in China but "controlled" by foreign investors will be treated as FIEs, whereas an entity set up in a foreign jurisdiction would nonetheless be, upon market entry clearance by the Ministry of Commerce or its local counterparts, treated as a PRC domestic investor provided that the entity is "controlled" by PRC entities and/or citizens. In this connection, "control" is broadly defined in the draft law to cover the following summarized categories: (1) holding 50% of more of the shares, equity or voting rights of the subject entity; (2) holding less than 50% of the voting rights of the subject entity but having the power to secure at least 50% of the seats on the board or other equivalent decision making bodies, or having the voting power to exert material influence on the board, the shareholders' meeting or other equivalent decision making bodies; or (3) having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity's operations, financial matters or other key aspects of business operations. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions, if the FIE is engaged in the industry listed in the "negative list" which will be separately issued by the Chinese State Council later. Unless the underlying business of the FIE falls within the negative list, which calls for market entry clearance by the Ministry of Commerce or its local counterparts, prior approval from the government authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE.

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

PRC regulations relating to investments in offshore companies by PRC residents may subject our future PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries or limit our PRC subsidiaries' ability to increase their registered capital or distribute profits.

        SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents' Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as "SAFE Circular 75" promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents' legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a "special purpose vehicle." SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

        We believe that four of our shareholders, each of whom owns our ordinary shares as a result of exercising share options, are PRC residents under SAFE Circular 37. These four shareholders have undertaken to (i) apply to register with local SAFE branch or its delegated commercial bank as soon as possible after exercising their options, and (ii) indemnify and hold harmless us and our subsidiaries against any loss suffered arising from their failure to complete the registration. We do not have control over the four shareholders and our other beneficial owners and cannot assure you that all of our PRC-resident beneficial owners have complied with, and will in the future comply with, SAFE Circular 37 and subsequent implementation rules. The failure of PRC-resident beneficial owners to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future PRC-resident beneficial owners of our company to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Furthermore, SAFE Circular 37 is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, and we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries' ability to distribute dividends to us. These risks could in the future have a material adverse effect on our business, financial condition and results of operations.

Any failure to comply with PRC regulations regarding our employee equity incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

        We and our directors, executive officers and other employees who are PRC residents have participated in our employee equity incentive plans. Upon completion of our initial public offering, we became an overseas listed company. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. Our directors, executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted shares or options may follow SAFE Circular 37 to apply for the foreign exchange registration before our company became an overseas listed company. However, in practice, different local SAFE branches may have different views and procedures on the application and implementation of SAFE regulations, and there remains uncertainty with respect to its implementation. If we or our directors, executive officers or other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted shares or options, including but not limited to the four shareholders referred to above, fail to register the employee equity incentive plans or their exercise of options, we and such employees may be subject to (i) legal or administrative sanctions imposed by the SAFE or other PRC authorities, including fines; (ii) to restrictions on our cross-border investment activities; (iii) to limits on the ability of our wholly owned subsidiaries in China to distribute dividends or the proceeds from any reduction in capital, share transfer or liquidation to us; and (iv) to prohibitions on our ability to inject additional capital into these subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected. Upon completion of our initial public offering, we became an overseas listed company, and therefore, we and our directors, executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted shares or options are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, issued by SAFE in February 2012, according to which, employees, directors, supervisors and other management members participating in any share incentive plan of an overseas publicly listed company who are PRC citizens or who are non-PRC citizens residing in China for a continuous period of not less than one year, subject to limited exceptions, are required to register with SAFE through a domestic qualified agent, which could be a PRC subsidiary of such overseas listed company, and complete certain other procedures. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to make payments under our equity incentive plans or receive dividends or sales proceeds related thereto, or our ability to contribute additional capital into our wholly-foreign owned enterprises in China and limit our wholly-foreign owned enterprises' ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under PRC law.

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

        Under PRC laws, rules and regulations, each of our subsidiaries incorporated in China is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As a result of these laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2016, these restricted assets totaled RMB69.1 million ($10.0 million).

        The Enterprise Income Tax Law, or the EIT Law and its implementation rules, both of which became effective on January 1, 2008, provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor's jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. As a result, dividends paid to us by our PRC subsidiaries are expected to be subject to PRC withholding tax at a rate of 10%.

        Pursuant to the Arrangement between Mainland China and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income, or the "Hong Kong Tax Treaty," BeiGene (Hong Kong) Co., Limited, the shareholder of our PRC subsidiaries, may be subject to a withholding tax at a rate of 5% on dividends received from our PRC operating subsidiaries as a Hong Kong tax resident. Pursuant to the Hong Kong Tax Treaty, subject to certain conditions, this reduced withholding tax rate will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. BeiGene (Hong Kong) Co., Limited currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong and there is no assurance that the reduced withholding tax rate will be available.

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

        Under the EIT Law an enterprise established outside China with "de facto management bodies" within China is considered a "resident enterprise," meaning that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax, or EIT, purposes. The implementing rules of the EIT Law define "de facto management bodies" as "management bodies that exercise substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise. In addition, the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, specifies that certain Chinese-controlled offshore incorporated enterprises, defined as enterprises incorporated under the laws of foreign countries or territories and that have PRC enterprises or enterprise groups as their primary controlling shareholders, will be classified as resident enterprises if all of the following are located or resident in China: (i) senior management personnel and departments that are responsible for daily production, operation and management; (ii) financial and personnel decision-making bodies; (iii) key properties, accounting books, company seal, and minutes of board meetings and shareholders' meetings; and (iv) half or more of senior management or directors having voting rights. On July 27, 2011, the SAT issued Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or Bulletin 45, which became effective on September 1, 2011 and was most recently amended on October 1, 2016, to provide further guidance on the implementation of Circular 82. Bulletin 45 clarifies certain issues related to determining PRC resident enterprise status, including which competent tax authorities are responsible for determining offshore incorporated PRC resident enterprise status, as well as post-determination administration. In 2014, the SAT, released the Announcement of the SAT on Issues Concerning the Recognition of Chinese-Controlled Enterprises Incorporated Overseas as Resident Enterprises on the Basis of Their Actual Management Bodies and supplemented some provisions on the administrative procedures for the recognition of resident enterprise, while the standards used to classify resident enterprises in Circular 82 remain unchanged.

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

        We are not aware of any offshore holding company with a corporate structure similar to ours that has been deemed a PRC "resident enterprise" by the PRC tax authorities. Accordingly, we do not believe our company or any of our overseas subsidiaries should be treated as a PRC resident enterprise.

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

        If we are deemed a PRC resident enterprise as described under "—We may be treated as a resident enterprise for PRC tax purposes under the EIT Law and be subject to PRC tax on our worldwide taxable income at a rate of 25%," dividends paid on our ordinary shares or ADSs, and any gain realized from the transfer of our ordinary shares or ADSs, may be treated as income derived from sources within the PRC. As a result, dividends paid to non-PRC resident enterprise ADS holders or shareholders may be subject to PRC withholding tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders) and gains realized by non-PRC resident enterprises ADS holders or shareholders from the transfer of our ordinary shares or ADSs may be subject to PRC tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders). It is unclear whether if we or any of our subsidiaries established outside China are considered a PRC resident enterprise, holders of the ADSs or ordinary shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of the ADSs or ordinary shares by such investors are subject to PRC tax, the value of your investment in the ADSs or ordinary shares may decline significantly.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or other assets attributable to a PRC establishment of a non-PRC company.

        On February 3, 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax and Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which replaced or supplemented certain previous rules under the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the SAT, on December 10, 2009. Pursuant to this Bulletin, an "indirect transfer" of "PRC taxable assets," including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a "reasonable commercial purpose" of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be reported on with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax at the rate of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements. Late payment of applicable tax will subject the transferor to default interest. Gains derived from the sale of shares by investors through a public stock exchange are not subject to the PRC enterprise income tax pursuant to Bulletin 7 where such shares were acquired in a transaction through a public stock exchange. As such, the sale of the ADSs or ordinary shares on a public stock exchange will not be subject to PRC enterprise income tax pursuant to Bulletin 7. However, the sale of our ordinary shares or ADSs by a non-PRC resident enterprise outside a public stock exchange may be subject to PRC enterprise income tax under Bulletin 7.

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

        The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. A portion of our revenue may in the future be denominated in RMB. Shortages in availability of foreign currency may then restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign currency denominated obligations. The RMB is currently convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of "current account transactions," including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a portion of our future revenue may be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of the ADSs. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

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

        Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections, and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Proceedings instituted by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act.

        In December 2012, the SEC brought administrative proceedings against five accounting firms in China, including our independent registered public accounting firm, alleging that they had refused to produce audit work papers and other documents related to certain other PRC-based companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms appealed to the SEC against this decision. In February 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. These firms' ability to continue to serve all their respective clients is not affected by the settlement. The settlement requires these firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms' audit documents via the China Securities Regulatory Commission. If these firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings. The settlement did not require these firms to admit to any violation of law and preserves these firms' legal defenses in the event the administrative proceeding is restarted. In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding PRC-based, United States-listed companies and the market price of the ADSs may be adversely affected.

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

Risks Related to the American Depositary Shares

The trading prices of the ADSs are likely to be volatile, which could result in substantial losses to you.

        We completed our initial public offering on February 8, 2016, and there has been a public market for the ADSs for only a short period of time. The trading price of the ADSs is likely to be volatile and could fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition, the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States may affect the volatility in the price of and trading volumes for the ADSs. Some of these companies have experienced significant volatility, including significant price declines after their initial public offerings. The trading performances of these PRC companies' securities at the time of or after their offerings may affect the overall investor sentiment towards other PRC companies listed in the United States and consequently may impact the trading performance of the ADSs.

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

        Any of these factors may result in large and sudden changes in the volume and trading price of the ADSs. In the past, following periods of volatility in the market price of a company's securities, shareholders have often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of management, and, if adversely determined, have a material adverse effect on our financial condition and results of operations.

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

        The ADS price may be volatile, and in the past companies that have experienced volatility in the market price of their ADSs have been subject to an increased incidence of securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

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

        As of March 17, 2017, we had 518,602,349 ordinary shares outstanding, of which 251,251,247 ordinary shares were held in the form of 19,327,019 American Depositary Shares.

        We have or will register the offer and sale of all ordinary shares that we may issue under our equity compensation plans, including upon the exercise of share options. These ordinary shares can be freely sold in the public market upon issuance.

        As of March 17, 2017, the holders of approximately 300,990,453 ordinary shares, or 58%, of our outstanding ordinary shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their ordinary shares or to include their ordinary shares in registration statements that we may file for ourselves or other shareholders. Once we register the offer and sale of ordinary shares for the holders of registration rights, they can be freely sold in the public market.

        In addition, in the future, we may issue additional ordinary shares or other equity or debt securities convertible into ordinary shares in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause the ADS price to decline.

We are currently an "emerging growth company." As a result of the reduced disclosure requirements applicable to emerging growth companies, the ADSs may be less attractive to investors.

        We are currently an "emerging growth company," as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on some of the exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include but are not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

        You may exercise your voting rights with respect to the ordinary shares underlying your ADSs only in accordance with the provisions of the deposit agreement, as amended. Upon receipt of voting instructions from you in the manner set forth in the deposit agreement, the depositary for the ADSs will endeavor to vote your underlying ordinary shares in accordance with these instructions. Under our articles of association, the minimum notice period required for convening a general meeting is seven calendar days. When a general meeting is convened, you may not receive sufficient notice of a shareholders' meeting to permit you to withdraw your ordinary shares to allow you to cast your vote with respect to any specific matter at the meeting. In addition, the depositary and its agents may not be able to send voting instructions to you or carry out your voting instructions in a timely manner. We will make all reasonable efforts to cause the depositary to extend voting rights to you in a timely manner, but you may not receive the voting materials in time to ensure that you can instruct the depositary to vote your shares. Furthermore, the depositary and its agents will not be responsible for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, you may not be able to exercise your right to vote and you may lack recourse if your ordinary shares are not voted as you requested.

Anti-takeover provisions in our charter documents may discourage our acquisition by a third party, which could limit our shareholders' opportunity to sell their shares, including ordinary shares represented by the ADSs, at a premium.

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

        Our amended and restated memorandum and articles of association provide that under certain circumstances the fees, costs, and expenses that we incur in connection with actions or proceedings brought by any person or entity, which we refer to as claiming parties, may be shifted to such person or entity. If a claiming party asserts any claim; initiates any proceeding; or joins, offers substantial assistance to, or has a direct financial interest in any claim or proceeding against us (including any proceeding purportedly filed on behalf of us or any shareholder), and such claiming party (or the third party that received substantial assistance from a claiming party or in whose claim or proceeding such claiming party has a direct financial interest) is unsuccessful in obtaining a judgment on the merits in which the claiming party prevails, then such claiming party may, to the fullest extent permissible by law, be obligated jointly and severally to reimburse us for all fees, costs, and expenses, including but not limited to all reasonable attorneys' fees and other litigation expenses, that we may incur in connection with such claim, suit, action, or proceeding.

        Fee-shifting articles are relatively new and untested in both the Cayman Islands and the United States. The case law and potential legislative action on fee-shifting articles are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such articles. For example, it is unclear whether our ability to invoke our fee-shifting article in connection with claims under the federal securities laws, including claims related to any of our public offerings, would be preempted by federal law. Similarly, it is unclear how courts might apply the standard that a claiming party must obtain a judgment that substantially achieves, in substance and amount, the full remedy sought. The application of our fee-shifting article in connection with such claims, if any, will depend in part on future developments of the law. We cannot assure you that we will or will not invoke our fee-shifting article in any particular dispute, including any claims related to our public offerings. Consistent with our directors' fiduciary duties to act in the best interests of the company, the directors may in their sole discretion from time to time decide whether or not to enforce this article. In addition, given the unsettled state of the law related to fee-shifting articles, such as ours, we may incur significant additional costs associated with resolving disputes with respect to such articles, which could adversely affect our business and financial condition.

        If a shareholder that brings any such claim, suit, action or proceeding is unable to obtain the judgment sought, the attorneys' fees and other litigation expenses that might be shifted to a claiming party are potentially significant. This fee-shifting article, therefore, may dissuade or discourage current or former shareholders (and their attorneys) from initiating lawsuits or claims against us. In addition, it may impact the fees, contingency or otherwise, required by potential plaintiffs' attorneys to represent our shareholders or otherwise discourage plaintiffs' attorneys from representing our shareholders at all. As a result, this article may limit the ability of shareholders to affect the management and direction of our company, particularly through litigation or the threat of litigation.

The depositary for the ADSs will give us a discretionary proxy to vote our ordinary shares underlying your ADSs if you do not vote at shareholders' meetings, except in limited circumstances, which could adversely affect your interests.

        Under the deposit agreement, as amended, for the ADSs, the depositary will give us a discretionary proxy to vote our ordinary shares underlying your ADSs at shareholders' meetings if you do not give voting instructions to the depositary, unless:

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

        Your ADSs are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of your ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, as amended, or for any other reason, subject to your right to cancel your ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of your ADSs and withdrawal of the underlying common shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders' meeting or we are paying a dividend on our ordinary shares.

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

        Our directors, executive officers and principal shareholders beneficially owned approximately 69.8% of our outstanding ordinary shares as of March 17, 2017. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of the ADSs. These actions may be taken even if they are opposed by our other shareholders, including the holders of the ADSs. In addition, these persons could divert business opportunities away from us to themselves or others.

We have incurred increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will first be required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2016. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We may be a "passive foreign investment company," which may have adverse U.S. federal income tax consequences for U.S. shareholders.

        U.S. investors should be aware that, based on current business plans and financial expectations (including that a substantial percentage of our assets are held in cash and cash equivalents), we expect that we may be a passive foreign investment company within the meaning of Section 1297 of the Internal Revenue Code of 1986, as amended, or PFIC, for the current taxable year and in future taxable years. If we are a PFIC for any taxable year during a U.S. shareholder's holding period of the ADSs or ordinary shares, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of the ADSs or ordinary shares, or any "excess distribution" received on the ADSs or ordinary shares, as ordinary income earned over the U.S. shareholder's holding period for the ADSs or ordinary shares, and to pay the applicable taxes on such ordinary income along with an interest charge at the rate applicable to underpayments of tax on a portion of the resulting tax liability, unless the shareholder makes a timely and effective "qualified electing fund" election, or QEF election, or "mark-to-market" election with respect to the ADSs or ordinary shares. A U.S. shareholder who makes an effective QEF election generally must report on a current basis its share of our net capital gain and ordinary earnings for any taxable year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. If a QEF election is not in effect for the first taxable year in your holding period in which we are a PFIC, a QEF election can only be made if you elect to recognize gain as if you had sold the ADSs or ordinary shares for their fair market value on the first day of your taxable year in which the PFIC becomes a QEF pursuant to the QEF election. The gain recognized on this deemed sale would be subject to the general tax treatment of PFICs discussed above. We intend to determine our PFIC status at the end of each taxable year and to satisfy any applicable record keeping and reporting requirements that apply to a QEF, and will endeavor to provide to you, for each taxable year that we determine we are or may be a PFIC, the information that is necessary for you to make a QEF election with respect to us (and any of our subsidiaries which are lower-tier PFICs). We may elect to provide such information on our website. However, there can be no assurances that we will make the necessary information available to you. You are urged to consult your own tax advisors regarding the availability of, and procedure for making, a QEF election. A U.S. shareholder who makes an effective mark-to-market election generally must include as ordinary income any gain recognized in a year that we are a PFIC in an amount equal to the excess of the fair market value of the ADSs over the shareholder's adjusted tax basis therein. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership and disposition of the ADSs or ordinary shares.

If you are a "Ten Percent Shareholder," you may be subject to adverse U.S. federal income tax consequences if we are classified as a Controlled Foreign Corporation.

        Each "Ten Percent Shareholder" (as defined below) in a non-U.S. corporation that is classified as a "controlled foreign corporation," or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder's pro rata share of the "CFC's" "Subpart F income" and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. A non-U.S. corporation generally will be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A "Ten Percent Shareholder" is a U.S. person (as defined by the Internal Revenue Code of 1986, as amended), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. We may currently be a CFC and/or we may become one in the future. Holders are urged to consult their own tax advisors with respect to our potential CFC status and the consequences thereof.

We may be subject to adverse legislative or regulatory tax changes that could negatively affect our financial condition.

        The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many changes have been made and changes are likely to continue to be made in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided that could result in an increase in our, or our stockholders', tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our research and development center is located in Changping, Beijing, China, where we lease approximately 6,900 square meters of office, laboratory and manufacturing space. The lease for this facility expires in 2021. In addition, we lease an approximately 11,000 square meter space and are building a manufacturing facility in Suzhou, China. Our clinical development office is located in downtown Beijing, China. We also have offices in the United States in the greater Boston area, California and New Jersey. We lease all of our facilities and believe our current facilities are sufficient to meet our needs.

        On March 7, 2017, we entered into an agreement with Guangzhou GET Technology Development Co., Ltd. pursuant to which we expect to establish a biologics manufacturing facility to research, develop and produce biologics products in China. Through a subsidiary of a joint venture company formed in connection with this agreement, we expect to acquire at least 100,000 square meters of land for the facility in the Sino-Singapore Guangzhou Knowledge City. See "Part IV—Item 15—Exhibits, Financial Statement Schedules—Note 22. Subsequent Events" for additional information.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The ADSs have been publicly traded on the NASDAQ under the symbol "BGNE" since our initial public offering on February 3, 2016, which was completed at a price to the public of $24.00 per ADS. The following table sets forth the high and low closing sale prices per share for the ADSs on the NASDAQ for the periods indicated:

Period	High	Low
Annual:
2016 (beginning February 3)	$36.90	$23.98
2017 (through March 17, 2017)	$41.89	$29.58
Quarterly:
First quarter 2016 (beginning February 3)	$33.91	$23.98
Second quarter 2016	$33.11	$26.24
Third quarter 2016	$33.58	$25.72
Fourth quarter 2016	$36.90	$26.95
First quarter 2017 (through March 17, 2017)	$41.89	$29.58
Month Ended:
September 2016	$33.58	$29.21
October 2016	$33.47	$30.71
November 2016	$36.90	$30.88
December 2016	$30.86	$26.95
January 2017	$36.35	$30.81
February 2017	$41.00	$34.29
March 2017 (through March 17, 2017)	$41.89	$38.26

Shareholders

        As of March 17, 2017, we had approximately 101 holders of record of our ordinary shares and one holder of record of the ADSs. This number does not include beneficial owners whose ADSs are held by nominees in street name. Because many ordinary shares held in the form of ADSs are held by broker nominees, we are unable to estimate the total number of holders represented by these record holders.

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

        Any future determination to pay dividends will be made at the discretion of our board of directors and may be based on a number of factors, including our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant. If we pay any dividends, we will pay the ADS holders to the same extent as holders of our ordinary shares, subject to the terms of the deposit agreement, as amended, including the fees and expenses payable thereunder. Cash dividends on our ordinary shares, if any, will be paid in U.S. dollar.

        If we pay dividends in the future, in order for us to distribute dividends to our shareholders and ADS holders, we will rely to some extent on any dividends distributed by our PRC subsidiaries. Any dividend distributions from our PRC subsidiaries to us will be subject to PRC withholding tax. In addition, regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits as determined in accordance with its articles of association and the accounting standards and regulations in China. See the section of this Annual Report titled "Part I—Item 1A—Risk Factors—Risks Related to Our Doing Business in the PRC—In the future, we may rely to some extent on dividends and other distributions on equity from our principal operating subsidiaries to fund offshore cash and financing requirements."

Performance Comparison Graph

        This graph is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

        The following graph shows the total stockholder return of an investment of $100 in cash at market close on February 3, 2016 (the first day of trading of our ADSs) through December 31, 2016 for (1) our ADSs, (2) the NASDAQ Composite Index (U.S.) and (3) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. No dividends, however, have been declared on our ordinary shares or ADSs to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 11 MONTH CUMULATIVE TOTAL RETURN*
Among BeiGene, Ltd., the NASDAQ Composite index
and the NASDAQ Biotechnology Index

*
$100 invested on 2/3/16 in stock or 1/31/16 in index, including reinvestment of dividends Fiscal year ending December 31.

	2/3/16	12/31/16
BeiGene, Ltd	100.00	107.20
NASDAQ Composite	100.00	117.14
NASDAQ Biotechnology	100.00	98.63

Recent Sales of Unregistered Securities

        We did not sell any of our ordinary shares or ADSs, or grant any share options or restricted share awards, during the year ended December 31, 2016 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

        During the quarter ended December 31, 2016, there were no purchases made by us, on our behalf, or by any "affiliated purchasers" of shares of our equity securities.

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

        On November 23, 2016, we closed the sale of 6,631,250 ADSs to the public at a public offering price of $32.00 per ADS, including the exercise in full by the underwriters of their option to purchase additional ADSs. In this offering, the selling shareholders sold 468,750 ADSs representing 6,093,750 ordinary shares. The ordinary shares in the form of ADSs in this follow-on public offering were registered under the Securities Act pursuant to a registration statements on Form S-1 (File No.333-214540), which was filed with the SEC on November 10, 2016 and amended subsequently and declared effective on November 17, 2016. Following the sale of the ADSs in connection with the closing of our follow-on public offering, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. The underwriters of the offering were Morgan Stanley; Goldman, Sachs & Co.; and Cowen and Company acting as joint book-running managers for the offering and as representatives of the underwriters. Baird and William Blair acted as co-managers for the offering.

        We raised $198.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of approximately $13.6 million. We did not receive any proceeds from the sale of the shares by the selling stockholder. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        To date, we have not yet used all of the net proceeds from our initial public offering and follow-on public offering. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities in accordance with our investment policy. As described in our final prospectuses filed with the SEC on February 3, 2016 and November 18, 2016, pursuant to Rule 424(b)

under the Securities Act, we expect to use the net proceeds from our initial public offering and follow-on public offerings to fund the costs of ongoing clinical development for our clinical drug candidates, BGB-3111, BGB-A317, BGB-290 and BGB-283, and preclinical drug candidates, as well as for working capital, capital expenditures and general corporate purposes.

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

People's Republic of China Taxation

        Under the EIT Law, an enterprise established outside of China with a "de facto management body" within China is considered a "resident enterprise," which means that it is treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. Although the implementation rules of the EIT Law define "de facto management body" as a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise, the only official guidance for this definition currently available is set forth in the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprise as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, issued by the State Administration of Taxation, which provides guidance on the determination of the tax residence status of a Chinese-controlled offshore incorporated enterprise, defined as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although BeiGene, Ltd. does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in Circular 82 to evaluate the tax residence status of BeiGene, Ltd. and its subsidiaries organized outside the PRC.

        According to Circular 82, a Chinese-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a "de facto management body" in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following criteria are met:

  •
  the primary location of the enterprise's senior executives of the day-to-day operational management and senior management departments performing their duties is in the PRC;

  •
  decisions relating to the enterprise's financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC;

  •
  the enterprise's primary assets, accounting books and records, company seals, and board and shareholder meeting minutes are located or maintained in the PRC; and

  •
  50% or more of voting board members or senior executives habitually reside in the PRC.

        Currently, some of the members of our management team are located in China. However, we do not believe that we meet all of the conditions outlined in the immediately preceding paragraph. BeiGene, Ltd. and its offshore subsidiaries are incorporated outside the PRC. As a holding company, our key assets and records, including the resolutions and meeting minutes of our board of directors and the resolutions and meeting minutes of our shareholders, are located and maintained outside the PRC. However, we are not aware of any offshore holding companies with a corporate structure similar to ours that has been deemed a PRC "resident enterprise" by the PRC tax authorities. Accordingly, we believe that BeiGene, Ltd. and its offshore subsidiaries should not be treated as a "resident enterprise" for PRC tax purposes if the criteria for "de facto management body" as set forth in Circular 82 were deemed applicable to us. However, as the tax residency status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term "de facto management body" as applicable to our offshore entities, we will continue to monitor our tax status.

        The implementation rules of the EIT Law provide that, (1) if the enterprise that distributes dividends is domiciled in the PRC or (2) if gains are realized from transferring equity interests of enterprises domiciled in the PRC, then such dividends or capital gains are treated as China-sourced income. It is not clear how "domicile" may be interpreted under the EIT Law, and it may be interpreted as the jurisdiction where the enterprise is a tax resident. Therefore, if we are considered as a PRC tax resident enterprise for PRC tax purposes, any dividends we pay to our overseas shareholders or ADS holders as well as gains realized by such shareholders or ADS holders from the transfer of our shares or ADSs may be regarded as China-sourced income. As a result dividends paid to non-PRC resident enterprise ADS holders or shareholders may be subject to PRC withholding tax at a rate of up to 10% (or 20% in the case of non-PRC individual ADS holders or shareholders) and gains realized by non-PRC resident enterprise ADS holders or shareholders from the transfer of our ordinary shares or ADSs may be subject to PRC tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders). It is also unclear whether, if we are considered a PRC resident enterprise, holders of our shares or ADSs would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas.

Equity Compensation Plan Information

        The following table contains information about our equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options,Warrants and Rights		Weighted-average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	35,440,793	(1)	$2.34	34,712,601	(2)
Equity compensation plans not approved by security holders	41,638,950	(3)	0.42	—	(4)

Total	77,079,743		—	34,712,601

(1)
Includes 35,440,793 ordinary shares to be issued pursuant to outstanding awards under our 2016 Share Option and Incentive Plan, or the 2016 Plan.

(2)
As of December 31, 2016, there were 34,712,601 shares available for grant under our 2016 Plan.

(3)
Includes 26,438,283 ordinary shares to be issued pursuant to outstanding awards under our 2011 Option Plan, or the 2011 Plan, and 15,200,667 ordinary shares to be issued pursuant to outstanding awards granted outside of our equity incentive plans.

(4)
As of December 31, 2016, there were no shares available for grant under our 2011 Plan.

Item 6.    Selected Consolidated Financial Data

        The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands, except share and per share data)
Statements of Operations:
Revenue	$1,070	$8,816	$13,035	$11,148
Operating expenses:
Research and development	(98,033)	(58,250)	(21,862)	(13,463)
General and administrative	(20,097)	(7,311)	(6,930)	(3,143)

Total operating expenses	(118,130)	(65,561)	(28,792)	(16,606)
Loss from operations	(117,060)	(56,745)	(15,757)	(5,458)
Interest income (expense), net	383	559	(3,512)	(3,153)
Changes in fair value of financial instruments	(1,514)	(1,826)	(2,760)	133
Loss on sale of available-for-sale securities	(1,415)	(314)	—	—
Gain on debt extinguishment	—	—	2,883	—
Other income, net	443	1,224	600	584

Loss before income tax expense	(119,163)	(57,102)	(18,546)	(7,894)
Income tax expense	(54)	—	—	—

Net loss	(119,217)	(57,102)	(18,546)	(7,894)

Less: net loss attributable to non-controlling interests	—	—	(268)	(400)

Net loss attributable to ordinary shareholders	$(119,217)	$(57,102)	$(18,278)	$(7,494)

Loss per ordinary share attributable to ordinary shareholders, basic and diluted(1)	$(0.30)	$(0.52)	$(0.18)	$(0.08)

Weighted-average ordinary shares outstanding, basic and diluted	403,619,446	110,597,263	99,857,623	91,484,521

(1)
See Note 14 to our audited consolidated financial statements appearing elsewhere in this Annual Report for a description of the method used to calculate basic and diluted net loss per share of ordinary shares.

	As of December 31,
	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$87,514	$17,869	$13,898	$3,926
Short-term investments	280,660	82,617	30,497	—
Working capital	339,341	71,097	33,817	(27,300)
Total assets	405,813	116,764	53,621	11,798
Total liabilities	52,906	42,445	27,853	48,757
Preferred shares	—	176,084	78,809	—
Non-controlling interests	—	—	—	1,767
Total shareholders' equity (deficit)	352,907	(101,765)	(53,041)	(38,726)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with "Item 6—Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under "Part I—Item 1A—Risk Factors" and under "Forward-Looking Statements and Market Data" in this Annual Report.

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

        We have used our cancer biology platform to develop four clinical-stage drug candidates that we believe have the potential to be best-in-class or first-in-class. In addition, we believe that each has the potential to be an important component of a drug combination addressing major unmet medical needs. Our clinical-stage drug candidates include three molecularly targeted agents, BGB-3111, BGB-290 and BGB-283 and one immuno-oncology agent, BGB-A317. BGB-3111 is a potent and highly selective small molecule inhibitor of BTK. BGB-290 is a molecularly targeted, orally available, potent and highly selective inhibitor of PARP1 and PARP2. BGB-283 is a small molecule inhibitor of both the monomer and dimer forms of the RAF kinase. For each of our molecularly targeted drug candidates, we have achieved proof-of-concept by demonstrating objective responses in the defined patient populations. BGB-3111 received orphan drug designation from the FDA, for CLL, MCL and WM. Our clinical-stage immuno-oncology agent, BGB-A317, is an investigational humanized monoclonal antibody against the immune checkpoint receptor, PD-1. We have IND Applications in effect for our BTK, PD-1 and PARP inhibitors with the FDA. We have also received approval of our Clinical Trial Applications for each of our four clinical-stage drug candidates from the CFDA. In addition to our clinical-stage drug candidates, we have a robust pipeline of preclinical programs and are planning to advance one or more of these programs into the clinic in the next 12 months. We retain full global rights for all of our clinical and preclinical drug candidates and programs.

        Since our inception on October 28, 2010, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. We have financed operations through a combination of public and private equity and debt financings and public and private grants and contracts, including the net proceeds from our initial public offering and follow-on public offering, the net proceeds from the issuance of a senior note and convertible promissory note to Merck Sharp & Dohme Research GmbH, or MSD, an affiliate of Merck Sharp & Dohme Corp., the private placements of our Series A preferred shares and Series A-2 preferred shares, and our collaboration with Merck KGaA, Darmstadt Germany, or Merck KGaA, Darmstadt Germany Collaboration. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering, and received net proceeds of $166.2 million and $198.6 million, respectively, after deducting underwriting discounts and offering expenses. Although it is difficult to predict our liquidity requirements, based upon our current operating plan and the successful completion of our initial public offering and follow-on public offerings, we believe we have sufficient cash to meet our projected operating requirements for at least the next 12 months. See "—Liquidity and Capital Resources."

        Since inception we have incurred significant operating losses. Our net losses were $119.2 million, $57.1 million and $18.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $237.4 million. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

        Cash used in operations were $89.5 million, $39.8 million and $8.7 million, respectively, for years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, we had cash, cash equivalents and short-term investments of $368.2 million, compared with $100.5 million as of December 31, 2015.

Financial Operations Overview

Revenue

        To date, our revenue has consisted of upfront license fees, reimbursed research and development expenses and milestone payments from our collaboration agreements with Merck KGaA, Darmstadt Germany on BGB-283 and BGB-290. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future.

        On May 24, 2013, we entered into license agreements with Merck KGaA, Darmstadt Germany on BGB-283, which we amended and restated on December 10, 2013, and further amended on October 1, 2015 and December 3, 2015. In the latest amendment, Merck KGaA, Darmstadt Germany granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the RAF dimer inhibitor in The People's Republic of China, which we refer to as the PRC Territory, subject to certain non-compete restrictions. In March 2017, Merck KGaA, Darmstadt Germany informed us that it will not exercise the Continuation Option in the ex-PRC Territory, and thus, the ex-PRC BRAF Agreement has terminated in its entirety, except for certain provisions that will survive the termination. Under these agreements, we received $13 million in non-refundable payments in 2013 following their execution, $5 million in milestone payments in 2014 and $4 million in milestone payments in 2015. We are eligible to receive $14 million in payments upon the successful achievement of pre-specified clinical milestones in the PRC Territory. In consideration for the licenses Merck KGaA, Darmstadt Germany grants to us, we were required to pay Merck KGaA, Darmstadt Germany a high single-digit royalty on aggregate net sales of licensed BRAF inhibitors in the PRC Territory.

        On October 28, 2013, we entered into license agreements with Merck KGaA, Darmstadt Germany on BGB-290, pursuant to which (1) we granted to Merck KGaA, Darmstadt Germany an exclusive license under certain of our intellectual property rights to develop and manufacture, and, if Merck KGaA, Darmstadt Germany exercises a certain continuation option, to commercialize and manufacture our compound BGB-290 and any other compound covered by the same existing patent rights with primary activity to inhibit PARP 1, 2 or 3 enzymes in the Ex-PRC Territory, and (2) Merck KGaA, Darmstadt Germany granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the licensed PARP inhibitors in the PRC Territory. Under these license agreements, we received $6 million in non-refundable payments in November 2013 following their execution and $9 million in milestone payments in 2014. We are eligible to receive up to $7 million and $2.5 million, in payments upon the successful achievement of pre-specified clinical and regulatory milestones in the PRC Territory respectively. On October 1, 2015, pursuant to a purchase of rights agreement, we repurchased all of Merck KGaA, Darmstadt Germany's worldwide rights under the ex-PRC license agreement, in consideration for, among other things, a one-time payment of $10 million and reduction of future milestone payments that we are eligible to receive under the PRC license agreement. In connection with such repurchase, the ex-PRC license agreement terminated except for certain provisions therein. The remaining $3 million of deferred revenue related to PARP as of October 1, 2015 was netted against the $10 million repurchase consideration. In addition, if Merck KGaA, Darmstadt Germany exercises its PRC commercialization option, Merck KGaA, Darmstadt Germany is required to pay us a $50 million non-refundable payment upon such exercise, and we are eligible for a $12.5 million milestone payment upon the successful achievement of a certain additional regulatory event in the PRC Territory. In consideration for the licenses granted to us, we are required to pay Merck KGaA, Darmstadt Germany a high single-digit royalty on aggregate net sales of licensed products in the PRC Territory.

        For more information on our collaborations with Merck KGaA, Darmstadt Germany, see "Part I—Item 1—Business—Collaboration with Merck KGaA, Darmstadt Germany."

        We recognized $1.1 million, $8.8 million and $13.0 million of collaboration revenue from the Merck KGaA, Darmstadt Germany Collaboration for the years ended December 31, 2016, 2015 and 2014, respectively. The following table summarizes the revenue recognition schedule of an aggregate of $34.0 million in revenue from our collaboration agreements with Merck KGaA, Darmstadt Germany, comprised of an aggregate of $22.0 million related to BGB-283 and $12.0 million related to BGB-290. The revenue consists of an upfront non-refundable license fee, Phase 1 research and development fees, and a development based target payment related to the collaborative arrangements for BRAF, excluding the $3 million in deferred revenue that was netted against the $10 million repurchase consideration relating to the PARP inhibitors under the ex-PRC license agreement. In accordance with our revenue recognition policy, we have recognized these amounts as shown in the table below:

	BGB-283	BGB-290	Total
	(in thousands)
2013	$8,317	$2,823	$11,140
2014	5,906	7,048	12,954
2015	6,707	2,109	8,816
2016	1,070	—	1,070

Total	$22,000	$11,980	$33,980

        For the years ended December 31, 2016, 2015 and 2014, substantially all of our revenue were generated solely from Merck KGaA, Darmstadt Germany. For the foreseeable future, we expect substantially all of our revenue will be generated from the Merck KGaA, Darmstadt Germany Collaboration, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

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

  •
  commercializing our drug candidates, if and when approved, whether as monotherapies or in combination with our internally discovered drug candidates or third-party agents;

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

        Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the clinical trials of BGB-3111, BGB-A317, BGB-290 and BGB-283 as a treatment for various cancers and move these drug candidates into additional clinical trials. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related benefit costs, including share-based compensation for general and administrative personnel. Other general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development activities, including the continuation of the clinical trials of BGB-3111, BGB-A317, BGB-290 and BGB-283 as a treatment for various cancers and the initiation of our clinical trials for our other drug candidates. These cost increases will likely be due to increased headcount, increased share-based compensation charges, expanded infrastructure and increased costs for insurance. We also anticipate increased legal, compliance, accounting and investor and public relations expenses associated with being a public company.

Interest Income (Expense), Net

Interest Income

        Interest income consists primarily of interest generated from our short-term investments in treasury securities, municipal bonds and corporate fixed income bonds.

Interest Expense

        Interest expense consists primarily of interest on our senior promissory note, convertible promissory note and long-term bank loan.

        In 2011, we issued a $10 million, 8% senior promissory note and a $10 million 8% subordinated convertible promissory note, compounded annually, each to MSD. We also issued an aggregate principal amount of $3.1 million convertible promissory notes to several other investors in 2012 and 2014, all bearing interest of 8% per annum for the first three years and 15% per annum for the remaining term. In October 2014, we completed a Series A preferred share financing, as a result of which, the $10 million MSD subordinated convertible promissory note was automatically converted into 18,518,519 Series A preferred shares, and the other $3.1 million principal amount of convertible promissory notes, along with accrued interest was automatically converted into 5,470,705 Series A preferred shares. We recognized a gain on debt extinguishment of $2.9 million due to the forfeiture of interest upon the conversion, as only the principal amount of the Merck subordinated convertible promissory note was eligible for conversion. In February 2016, in connection with the closing of our initial public offering, the outstanding unpaid principal and interest of the MSD Senior Promissory Note was automatically exchanged into 7,942,314 of our ordinary shares.

        On September 2, 2015, BeiGene (Suzhou) Co., Limited, or BeiGene Suzhou, entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17.3 million at a 7% fixed annual interest rate. As of December 31, 2016, we have drawn down $17.3 million, which is secured by BeiGene Suzhou's equipment with a carrying amount of $22.3 million and our rights to a PRC patent on a drug candidate. The loan amounts of $8.7 million and $8.6 million are repayable on September 30, 2018 and 2019, respectively.

Other Income, Net

        Other income consists primarily of government grants received that involve no conditions or continuing performance obligations by us. Other expense consists primarily of loss from property and equipment disposals and donations made to sponsor certain events.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

        The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015, respectively, together with the changes from year-to-year:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$1,070	$8,816	$(7,746)
Operating expenses:
Research and development	(98,033)	(58,250)	(39,783)
General and administrative	(20,097)	(7,311)	(12,786)

Total operating expenses	(118,130)	(65,561)	(52,569)

Loss from operations	(117,060)	(56,745)	(60,315)
Interest income (expense), net	383	559	(176)
Changes in fair value of financial instruments	(1,514)	(1,826)	312
Loss on sale of available-for-sale securities	(1,415)	(314)	(1,101)
Other income, net	443	1,224	(781)

Loss before income tax expense	(119,163)	(57,102)	(62,061)
Income tax expense	(54)	—	(54)

Net loss	$(119,217)	$(57,102)	$(62,115)

Revenue

        Revenue from the Merck KGaA, Darmstadt Germany Collaboration decreased by $7.7 million to $1.1 million for the year ended December 31, 2016 from $8.8 million for the year ended December 31, 2015. The decrease was primarily attributable to decrease of revenue recognized for BGB-283 and revenue that was no longer being recognized for BGB-290 in 2016 after we repurchased the ex-PRC right from Merck KGaA, Darmstadt Germany in October 2015.

Research and Development Expense

        Research and development expense increased by $39.7 million to $98.0 million for the year ended December 31, 2016 from $58.3 million for the year ended December 31, 2015. The following table summarizes our external clinical, external preclinical and internal research and development expense for the year ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015
	(in thousands)
External cost of clinical-stage programs	$54,373	$30,806
External cost of preclinical-stage programs	6,068	3,514
Internal research and development expenses	37,592	23,930

Total research and development expenses	$98,033	$58,250

        The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

        Increases of approximately $16.3 million, $10.5 million, $1.2 million, respectively, for BGB-3111, BGB-A317 and BGB-283, offset by decrease of approximately $4.4 million for BGB-290.

        The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our pipeline, and included the following:

  •
  $8.9 million increase of employee salary and benefits, which was primarily attributable to hiring of more development personnel during the years ended December 31, 2016;

  •
  $3.3 million increase of materials and reagent expenses, mainly in connection with the in-house manufacture of drug candidates used for clinical purposes, that were previously outsourced and recorded as external cost;

  •
  $1.2 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our pipeline;

  •
  $1.8 million increase of facilities, office expense, rental fee and other expenses; and

  •
  offset by a $1.5 million decrease of stock-based compensation expense ($8.1 million in 2016 compared to $9.6 million in 2015).

General and Administrative Expense

        General and administrative expense increased by $12.8 million to $20.1 million for the year ended December 31, 2016 from $7.3 million for the year ended December 31, 2015. The increase was primarily attributable to the following:

  •
  $4.4 million increase of employee salary and benefits, which was primarily attributable to hiring of more personnel during the year ended December 31, 2016;

  •
  $4.8 million increase of professional fees for audit, consulting, recruiting and legal services, mainly in connection with the preparation of our periodic reports, consulting activities, recruiting services and patent prosecution activities;

  •
  $1.9 million increase of stock-based compensation expense ($2.5 million in 2016 compared to $0.6 million in 2015); and

  •
  $1.7 million increase of travel, office, leasing and other administrative expenses, mainly in connection with the global expansion of our company.

Interest Income (Expense), Net

        Interest income (net) decreased by $0.2 million to $0.4 million for the year ended December 31, 2016 from $0.6 million for the year ended December 31, 2015. The decrease in interest income (net) was primarily attributable to decrease of interest income, mainly generated from short-term investments in treasury securities, municipal bonds and fixed income bonds.

Changes in Fair Value of Financial Instruments

        Loss from changes in fair value of financial instruments decreased by $0.3 million to $1.5 million for the year ended December 31, 2016 from $1.8 million for the year ended December 31, 2015. The decrease in loss from changes in fair value of financial instruments was primarily attributable to change in the fair value of warrants and option liabilities, both of which were exercised in January 2016 and February 2016.

Loss on Sale of Available-for-sale Securities

        The $1.4 million loss on sale of available-for-sale securities was recorded for the year ended December 31, 2016 following the sale of certain available-for-sale securities.

Other Income, Net

        Other income (net) decreased by $0.8 million to $0.4 million for the year ended December 31, 2016 from $1.2 million for the year ended December 31, 2015. Other income (net) primarily consisted of government grants received and foreign exchange gains/losses recognized.

Income Tax Expense

        Income tax expense was $0.1 million for the year ended December 31, 2016 compared with nil for the year ended December 31, 2015. Current-year income tax expense was attributable to BeiGene USA, Inc., a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to BeiGene, Ltd. BeiGene, Ltd. and its other subsidiaries were in a cumulative loss position for the year ended December 31, 2016 and 2015.

Comparison of the Years Ended December 31, 2015 and 2014

        The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014, respectively, together with the changes from year-to-year:

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Collaboration revenue	$8,816	$13,035	$(4,219)
Operating expenses:
Research and development	(58,250)	(21,862)	(36,388)
General and administrative	(7,311)	(6,930)	(381)

Loss from operations	(56,745)	(15,757)	(40,988)
Interest income (expense), net	559	(3,512)	4,071
Changes in fair value of financial instruments	(1,826)	(2,760)	934
Loss on sale of available-for-sale securities	(314)	—	(314)
Gain on Debt Extinguishment	—	2,883	(2,883)
Other income, net	1,224	600	624

Net loss	$(57,102)	$(18,546)	$(38,556)

Revenue

        Revenue from the Merck KGaA, Darmstadt Germany Collaboration decreased by $4.2 million to $8.8 million for the year ended December 31, 2015 from $13.0 million for the year ended December 31, 2014. The decrease was mainly attributable to the difference between revenues recognized in 2014 for payments received for dosing of 5th patient of BGB-283 and BGB-290 in ex-PRC trials and a payment received in 2015 for dosing of the 5th patient of BGB-283 in PRC trials.

Research and Development Expense

        Research and development expense increased by $36.4 million to $58.3 million for the year ended December 31, 2015 from $21.9 million for the year ended December 31, 2014. The following table summarizes our research and development expense by program and stage of development for the year ended December 31, 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014
	(in thousands)
External cost of clinical-stage programs	$30,806	$10,107
External cost of preclinical-stage programs	3,514	296
Internal research and development expenses	23,930	11,459

Total research and development expenses	$58,250	$21,862

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

Interest Income (Expense), Net

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

Changes in Fair Value of Financial Instruments

        Loss from changes in fair value of financial instruments decreased by $1.0 million to $1.8 million for the year ended December 31, 2015 from $2.8 million for the year ended December 31, 2014. The decrease in loss from change in fair value of financial instruments was primarily attributable to changes in fair value of the redemption feature bifurcated from the MSD subordinated convertible promissory note of $2.5 million recorded in the year ended December 31, 2014 before conversion to Series A preferred shares in October 2014, offset by the fair value increase of our ordinary shares underlying the warrants and option we issued.

Loss on Sale of Available-for-Sale Securities

        The $0.3 million loss on sale of available-for-sale securities was recorded for the year ended December 31, 2015 following the sale of certain available-for-sale securities.

Gain on Debt Extinguishment

        The $2.9 million gain on debt extinguishment recorded for the year ended December 31, 2014 resulted from forfeiture of interest of the MSD subordinated convertible promissory note upon automatic conversion of the note in October 2014.

Other Income, Net

        Other income increased by $0.6 million to $1.2 million for the year ended December 31, 2015 from $0.6 million for the year ended December 31, 2014. Other income primarily consisted of government grants received and foreign exchange gains recognized.

Liquidity and Capital Resources

        Since inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred net losses of $119.2 million, $57.1 million and $18.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $237.4 million. Our primary use of cash is to fund research and development costs. Our operating activities used $89.5 million, $39.8 million and $8.7 million of cash flows during the years ended December 31, 2016, 2015 and 2014, respectively. Historically, we financed our operations principally through proceeds from private placements of preferred shares, promissory notes and convertible notes of $184.4 million and proceeds from the Merck KGaA, Darmstadt Germany Collaboration of $37.0 million. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering as follows:

        On February 8, 2016, we completed our initial public offering, or IPO, on the NASDAQ Global Select Market. 6,600,000 ADSs representing 85,800,000 ordinary shares were sold at $24.00 per ADS, or $1.85 per share. Additionally, the underwriters exercised their options to purchase an additional 990,000 ADSs representing 12,870,000 ordinary shares. Net proceeds from the IPO including underwriter options after deducting underwriting discount and offering expenses were $166.2 million. The deferred IPO costs of $16.0 million were recorded as a reduction of the proceeds received from the IPO in the shareholders' equity.

        On November 23, 2016, we completed a follow-on public offering at a price of $32.00 per ADSs, or $2.46 per share. In this offering, we sold 5,781,250 ADSs representing 75,156,250 ordinary shares. Additionally, the underwriters exercised their options to purchase an additional 850,000 ADSs representing 11,050,000 ordinary shares from us. The selling shareholders sold 468,750 ADSs representing 6,093,750 ordinary shares. Net proceeds from this offering including underwriter options after deducting the underwriting discount and offering expenses were $198.6 million. We did not receive any proceeds from the sale of the shares by the selling shareholders. The deferred follow-on public offering costs of $13.6 million were recorded as a reduction of the proceeds received from the offering in shareholders' equity.

        The following table provides information regarding our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(89,513)	$(39,843)	$(8,694)
Net cash used in investing activities	(221,848)	(58,906)	(33,641)
Net cash provided by financing activities	380,902	103,205	52,165
Net effect of foreign exchange rate changes	104	(485)	142

Net increase in cash and cash equivalents	$69,645	$3,971	$9,972

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

        During the year ended December 31, 2016, operating activities used $89.5 million of cash, which resulted principally from our net loss of $119.2 million, adjusting for non-cash charges of $15.5 million and interest expense of $0.1 million, and by cash provided in our operating assets and liabilities of $14.1 million. Our net non-cash charges during the year ended December 31, 2016 primarily consisted of $1.9 million of depreciation expense, $10.6 million of share-based compensation expense, a $1.4 million loss on sale of available-for-sale securities and a $1.5 million loss from changes in the fair value of financial instruments related to the valuation changes of warrants and option liabilities that were exercised in the year.

        During the year ended December 31, 2015, operating activities used $39.8 million of cash, which resulted principally from our net loss of $57.1 million, adjusting for non-cash charges of $13.9 million and interest expense of $1.1 million, and by cash provided in our operating assets and liabilities of $2.3 million. Our net non-cash charges during the year ended December 31, 2015 primarily consisted of $1.5 million of depreciation expense, $10.2 million of share-based compensation expense and a $1.8 million loss from changes in the fair value of financial instruments.

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

Net Cash Used in Investing Activities

        Net cash used in investing activities was $221.8 million for the year ended December 31, 2016 compared to $58.9 million for the year ended December 31, 2015. The increase in cash used in investing activities was primarily due to $198.4 million net purchase of available-for-sale securities and $23.5 million paid to purchase property and equipment.

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

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $380.9 million for the year ended December 31, 2016 compared to $103.2 million for the year ended December 31, 2015.The increase was primarily due to proceeds of $366.7 million from our initial and follow-on public offerings, net of offering costs, long-term loan proceeds of $12.0 million from Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank and proceeds of $2.2 million from the exercise of warrants and options.

        Net cash provided by financing activities was $103.2 million for the year ended December 31, 2015 compared to $52.2 million for the year ended December 31, 2014. The increase was primarily due to the issuance of $97.4 million Series A-2 preferred shares to certain investors and long-term loan proceeds of $6.2 million from Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank.

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

        Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of December 31, 2016, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 15 months. We expect that our expenses will continue to increase substantially as we fund clinical development of BGB-3111, BGB-A317, BGB-290 and BGB-283, fund new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

        Our future capital requirements will depend on many factors, including:

  •
  the costs, timing and outcome of regulatory reviews and approvals;

  •
  the ability of our drug candidates to progress through clinical development successfully;

  •
  the initiation, progress, timings, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;

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

Contractual Obligations and Commitments

        The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
			(in thousands)
Contractual obligations
Operating lease commitments	$9,515	$2,931	$4,527	$2,057	—
Long-term debt obligation	17,284	—	17,284	—	—
Capital commitments	4,527	4,527	—	—	—

Total	$31,326	$7,458	$21,811	$2,057	—

Operating Lease Commitments

        We lease office and manufacturing facilities in Beijing and Suzhou, PRC under non-cancelable operating leases expiring on different dates. Payments under operating leases are expensed on a straight-line basis over the periods of the respective leases, and the terms of the leases do not contain rent escalation, contingent rent, renewal or purchase options. The future minimum payments under these non-cancelable operating leases are summarized in the table above. In addition, we lease office facilities in the Greater Boston area, California and New Jersey, United States.

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

Long-term Debt Obligation

        On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17.3 million at a 7% fixed annual interest rate. As of December 31, 2016, we have drawn down $17.3 million, which is secured by BeiGene Suzhou's equipment with a carrying amount of $22.3 million and our rights to a PRC patent on a drug candidate. The loan amounts of $8.7 million and $8.6 million are repayable on September 30, 2018 and 2019, respectively.

Capital Commitments

        We had capital commitments amounting to $4.5 million for the acquisition of property, plant and equipment as of December 31, 2016, which was primarily for building BeiGene Suzhou's manufacturing facility in Suzhou, China.

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

Revenue Recognition

        We recognize revenues from research and development collaborative arrangements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC 605, Revenue Recognition, or ASC 605. Our collaborative arrangements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC 605-25, Multiple-Element Arrangements. Pursuant to ASC 605-25, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has "stand-alone value" to the customer. The collaborative arrangements do not include a right of return for any deliverable. The arrangement's consideration that is fixed or determinable, excluding contingent payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE exists, we use the best estimate of the selling price, or BESP, for the deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Awards Granted to Non-employees

        We have accounted for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, Equity. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is completed as there is no associated performance commitment. The expense is recognized in the same manner as if we had paid cash for the services provided by the non-employees in accordance with ASC 505-50, Equity-based payments to non-employees.

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

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

        The fair value of each share option grant is estimated using the binomial option-pricing model. The model requires the input of highly subjective assumptions including the estimated expected share price volatility and, the share price upon which (i.e. the exercise multiple) the employees are likely to exercise share options. The trading history and observation period of our own share price movement has not been long enough to match the life of the share option. Therefore, we estimate our expected share price volatility based on the historical volatility of a group of similar companies, which are publicly-traded. When selecting these public companies on which we have based our expected share price volatility, we selected companies with characteristics similar to us, including the invested capital's value, business model, development stage, risk profiles, position within the industry, and with historical share price information sufficient to meet the contractual life of our share-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own share price becomes available. For the exercise multiple, we were not able to develop an exercise pattern as reference, thus the exercise multiple is based on management's estimation, which we believe is representative of the future exercise pattern of the options. The risk-free interest rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Expected dividend yield is based on the fact that we have never paid, and do not expect to pay cash dividends in the foreseeable future.

        The assumptions adopted to estimate the fair value of share options using the binomial option pricing model were as follows:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.8%–2.6%	1.5%–2.4%	1.9%–2.6%
Expected exercise multiple	2.2–2.8	2.2–2.8	2.2–2.8
Expected volatility	98%–100%	94%–106%	99%–104%
Expected dividend yield	0%	0%	0%
Contractual life	10 years	10 years	10 years

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

        The following table summarizes total compensation cost recognized for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
		(in thousands)
Research and development	$8,076	$9,593	$4,030
General and administration	2,549	618	2,607

Total	$10,625	$10,211	$6,637

        As of December 31, 2016, there was $63.2 million of total unrecognized share-based compensation expenses, net of estimated forfeitures, related to unvested share-based awards which are expected to be recognized over a weighted-average period of 3.43 years. As of December 31, 2015, there was $15.63 million of total unrecognized share-based compensation expenses, net of estimated forfeitures, related to unvested share-based awards which are expected to be recognized over a weighted-average period of 2.32 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

Fair Value Estimate

Fair value of ordinary shares

        With the completion of our initial public offering in February 2016, a public trading market for the ADSs has been established, and it is no longer necessary for our board of directors to estimate the fair value of our ordinary shares in connection with our accounting for granted share options and restricted shares.

        Prior to our initial public offering, we were required to estimate the fair value of the ordinary shares underlying our share-based awards when performing the fair value calculations with the binomial option model. Therefore, our board of directors estimated the fair value of our ordinary shares at various dates, with input from management, considering the third-party valuations of ordinary shares at each grant date. The valuations of our ordinary shares were performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the AICPA Practice Guide. In addition, our board of directors considered various objective and subjective factors, along with input from management and the independent third-party valuation firm, to determine the fair value of our ordinary shares, including: external market conditions affecting the biopharmaceutical industry, trends within the biopharmaceutical industry, the prices at which we sold preferred shares, the superior rights and preference of the preferred shares or other senior securities relative to our ordinary shares at the time of each grant, the results of operations, financials position, status of our research and development efforts, our stage of development and business strategy, and the lack of an active public market for our ordinary shares, and the likelihood of achieving a liquidity event such as an initial public offering. The option-pricing method was used to allocate the invested capital's enterprise value to preferred shares or other senior securities and ordinary shares, taking into account the guidance prescribed by the AICPA Practice Guide. This method treats ordinary shares and preferred shares or other senior securities as call options on the invested capital's value, with exercise prices based on their respective payoffs upon a liquidity event.

        In determining the invested capital's value, we applied the discounted cash flow analysis based on our projected cash flow using our best estimate as of the valuation date. The determination of our invested capital's value requires complex and subjective judgments to be made regarding our projected financial and operating results, our unique business risks, and our operating history and prospects at the time of valuation.

Fair value of options and restricted shares

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

Derivative Instruments

        ASC 815, Derivatives and Hedging, requires all contracts which meet the definition of a derivative to be recognized in the consolidated financial statements as either assets or liabilities and recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income/loss or in shareholders' deficit as a component of other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Changes in fair values of derivatives not qualified as hedges are reported in the consolidated statements of operations.

The estimated fair values of derivative instruments are determined at discrete points in time based on the relevant market information. We calculated these estimates with reference to the market rates using industry standard valuation techniques with the assistance of an independent third-party valuation firm.

Fair value estimation on the exercise dates

        The warrants in connection with the convertible promissory notes and the option to purchase shares by rental deferral were exercised in January and February 2016. The fair values of the warrants and option liabilities were determined using significant other observable inputs (Level 2), estimated using the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price, as the exercise dates were immediately prior to or very close to the IPO closing date.

Fair value estimation prior to the exercise dates

        As presented in the prior subsection, "Fair Value Estimate," we applied the discounted cash flow analysis to estimate the invested capital's value as of various valuation dates and the option-pricing method was used to allocate the invested capital's value to preferred shares or other senior securities and ordinary shares. The derived fair value of ordinary share and preferred shares was then further used as inputs to the Black-Scholes option pricing model to estimate the fair value of the derivative instruments. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the risk-free interest rate, the expected volatility of the underlying stock and the expected life of the derivative instruments. These estimates involve inherent risk and uncertainties and the application of management's judgment. To determine the expected life of the derivative instruments, we have considered factors including the timing of expected various liquidity events and their respective probabilities as well as the contractual life of the derivative instruments. The risk-free interest rates for the periods within the expected life of the option are based on the U.S. Treasury yield curve. We historically have been a private company and lack company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of a group of similar companies, which are publicly-traded.

        We have measured the warrants and option liabilities at fair values on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015. The significant unobservable inputs used in the fair value measurement and the corresponding impacts to the fair values are presented below:

Financial Instrument	Valuation Techniques	Unobservable Inputs	Estimation 2015
Option to purchase shares by rental deferral	Invested capital value allocation by Black-Scholes option pricing model	Invested capital value	$665,213
		Volatility for invested capital value allocation	83%
		Volatility for Black-Scholes option pricing model	69%–83%
		Discount for lack of marketability (DLOM)	11%
Warrants in connection with the Convertible Promissory Notes	Invested capital value allocation by Black-Scholes option pricing model	Invested capital value	$665,213
		Volatility for invested capital value allocation	83%
		Volatility for Black-Scholes option pricing model	69%–83%
		DLOM	11%

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

        In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet, and eliminates the prior guidance, which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. We changed the manner in which we classify deferred tax assets and liabilities retrospectively from the fourth quarter of 2016 due to the early adoption of Accounting Standards Update 2015-17. The adoption of this guidance has no impact on prior year balances as current deferred tax assets and liabilities are both nil as of December 31, 2015.

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

Recent Accounting Pronouncements

        See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for information regarding recent accounting pronouncements.

JOBS Act

        Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an "emerging growth company" can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Exchange Act which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay," "say-on-frequency" and "golden parachutes;" and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer's compensation to our median employee compensation. We also rely on an exemption from the rule requiring us to provide an auditor's attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will continue to remain an "emerging growth company" until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion, (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest and Credit Risk

        Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $87.5 million, $17.9 million and $13.9 million and short term investments of $280.7 million, $82.6 million and $30.5 million at December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, our cash and cash equivalents were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At December 31, 2016 our short-term investments consisted primarily of U.S. Treasury securities. We believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.

        The primary objectives of our investment activities are to preserve principle, provide liquidity and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of December 31, 2016 by $1.6 million.

        We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.

Foreign Currency Exchange Rate Risk

        We are exposed to foreign exchange risk arising from various currency exposures. Our functional currency is the U.S. dollar, but a portion of our operating transactions and assets and liabilities are in other currencies, such as RMB, Australian dollar and Euro. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk.

        RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions and China's foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was depreciation of approximately 6.3%, 4.4% and 2.4% in the year ended December 31, 2016, 2015 and 2014. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

        To the extent that we need to convert U.S. dollars into RMB for capital expenditures and working capital and other business purpose, appreciation of RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares, strategic acquisitions or investments or other business purposes, appreciation of the U.S. dollar against RMB would have a negative effect on the U.S. dollar amount available to us.

        In addition, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings or losses.

Currency Convertibility Risk

        A majority of our expenses and a significant portion of our assets and liabilities are denominated in RMB. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People's Bank of China, or PBOC. However, the unification of exchange rates does not imply that the RMB may be readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

        Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Effects of Inflation

        Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2016.

Item 8.    Financial Statements and Supplementary Data

        The financial statements required to be filed pursuant to this item are appended to this Annual Report. An index of those financial statements is in "Part IV—Item 15—Exhibits, Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on its assessment of internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our internal control over financial reporting was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only assurance at a reasonable level with respect to the financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

        In connection with the audit of our consolidated financial statements for the years ended December 31, 2013, 2014 and 2015, we identified a material weakness in our internal control over financial reporting that related to having an insufficient number of financial reporting personnel with an appropriate level of knowledge, experience and training in application of GAAP and SEC rules and regulations commensurate with our reporting requirements.

        In 2016, we implemented measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

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

        We believe that the measures taken above enhanced our internal control over financial reporting and were sufficient to remediate the material weakness identified. Our independent registered public accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an EGC under the JOBS Act. There is no guarantee that our remediation efforts will result in the attestation from our independent registered public accounting firm, if required, that our internal control over financial reporting is effective as of December 31, 2017.

        Except as described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

        This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2016.

Item 11.    Executive Compensation

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2016.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2016.

Item 14.    Principal Accounting Fees and Services

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2016.

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

Item 16.    Form 10-K Summary

        Not applicable.

 BEIGENE, LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BeiGene, Ltd.

        We have audited the accompanying consolidated balance sheets of BeiGene, Ltd. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders' equity (deficit) for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BeiGene, Ltd. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Hua Ming LLP
Beijing, People's Republic of China
March 22, 2017

BEIGENE, LTD.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)

		As of December 31,
	Note	2016	2015
		$	$
Assets
Current assets:
Cash and cash equivalents		87,514	17,869
Short-term investments	3	280,660	82,617
Prepaid expenses and other current assets		6,225	5,783

Total current assets		374,399	106,269
Property and equipment, net	4	25,977	6,612
Deferred tax assets	5	768	—
Other non-current assets		4,669	3,883

Total non-current assets		31,414	10,495

Total assets		405,813	116,764

Liabilities and shareholders' deficit
Current liabilities:
Accounts payable		11,957	8,980
Advances from customers		—	1,070
Accrued expenses and other payables	6	22,297	8,351
Senior Promissory Note	10	—	14,598
Warrants and option liabilities	8	—	2,173
Tax payable		804	—

Total current liabilities		35,058	35,172
Non-current liabilities:
Long-term bank loan	9	17,284	6,188
Deferred rental		—	980
Other long-term liabilities		564	105

Total non-current liabilities		17,848	7,273

Total liabilities		52,906	42,445

Commitments and contingencies	20
Convertible Preferred Shares	11	—	176,084

Series A (par value US$0.0001 per share; 120,000,000 shares authorized; 116,785,517 shares issued and outstanding as of December 31, 2015 and Series A-2 (par value US$0.0001 per share; 100,000,000 shares authorized; 83,205,124 shares issued and outstanding as of December 31, 2015)

Total mezzanine equity		—	176,084

Shareholders' equity (deficit):
Ordinary shares (par value of US$0.0001 per share; 9,500,000,000 shares authorized; 515,833,609 shares issued and outstanding as of December 31, 2016 (December 31, 2015: 116,174,094 shares))		52	12
Additional paid-in capital		591,213	18,227
Accumulated other comprehensive loss	16	(946)	(1,809)
Accumulated deficit		(237,412)	(118,195)

Total shareholders' equity (deficit)		352,907	(101,765)

Total liabilities, mezzanine equity and shareholders' equity (deficit)		405,813	116,764

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)

		Year Ended December 31,
	Note	2016	2015	2014
		$	$	$
Revenue
Collaboration revenue	13	1,070	8,816	13,035

Total revenue		1,070	8,816	13,035
Operating expenses:
Research and development		(98,033)	(58,250)	(21,862)
General and administrative		(20,097)	(7,311)	(6,930)

Total operating expenses		(118,130)	(65,561)	(28,792)

Loss from operations		(117,060)	(56,745)	(15,757)
Interest income (expense), net (including interest expense incurred due to a related party amounting to nil, nil and $831 for the years ended December 31, 2016, 2015 and 2014, respectively)		383	559	(3,512)
Changes in fair value of financial instruments	8	(1,514)	(1,826)	(2,760)
Loss on sale of available-for-sale securities		(1,415)	(314)	—
Gain on debt extinguishment	2	—	—	2,883
Other income, net		443	1,224	600

Loss before income tax expense		(119,163)	(57,102)	(18,546)
Income tax expense	5	(54)	—	—

Net loss		(119,217)	(57,102)	(18,546)

Less: net loss attributable to non-controlling interests		—	—	(268)

Net loss attributable to ordinary shareholders		(119,217)	(57,102)	(18,278)

Loss per share	14
Basic and diluted		(0.30)	(0.52)	(0.18)
Weighted-average number of ordinary shares used in net loss per share calculation	14
Basic and diluted		403,619,446	110,597,263	99,857,623

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)

	Year Ended December 31,
	2016	2015	2014
	$	$	$
Net Loss	(119,217)	(57,102)	(18,546)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(245)	(749)	(168)
Unrealized holding gain (loss)	1,108	(1,160)	(47)

Comprehensive loss	(118,354)	(59,011)	(18,761)

Less: comprehensive loss attributable to non-controlling interests	—	—	(274)

Comprehensive loss attributable to ordinary shareholders	(118,354)	(59,011)	(18,487)

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)

		Year Ended December 31,
	Note	2016	2015	2014
		$	$	$
Operating activities
Net loss		(119,217)	(57,102)	(18,546)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expenses	4	1,909	1,545	1,557
Share-based compensation expenses	15	10,625	10,211	6,637
Changes in fair value of financial instruments		1,514	1,826	2,760
Gain on debt extinguishment		—	—	(2,883)
Loss on disposal of property and equipment		—	5	53
Loss on sale of available-for-sale securities		1,415	314	—
Interest expense		121	1,095	3,265
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(2,070)	(2,990)	(2,285)
Other non-current assets		112	(565)	(190)
Accounts payable		2,707	6,186	731
Advances from customers		(1,070)	(7,836)	1,046
Accrued expenses and other payables		13,946	7,350	(761)
Tax payable		804	—	—
Deferred tax assets		(768)	—	—
Deferred rental		—	182	(20)
Other long-term liabilities		459	(64)	(58)

Net cash used in operating activities		(89,513)	(39,843)	(8,694)

Investing activities
Purchases of property and equipment		(23,502)	(5,314)	(654)
Purchase of available-for-sale securities		(382,093)	(119,291)	(30,646)
Proceeds from sale or maturity of available-for-sale securities		183,743	65,698	102
Proceeds from disposal of property and equipment		4	1	—
Acquisition of non-controlling interest		—	—	(2,443)

Net cash used in investing activities		(221,848)	(58,906)	(33,641)

Financing activities
Proceeds from issuance of ordinary shares, net of underwriter discount		368,877	—	—
Payment of public offering cost		(2,218)	—	—
Proceeds from issuance of convertible preferred shares	11	—	97,350	35,500
Proceeds from issuance of convertible promissory notes		—	—	25
Proceeds from issuance of secured guaranteed convertible promissory note		—	—	17,500
Proceeds from long-term loan	9	12,048	6,175	—
Proceeds from short-term loan	7	—	—	322
Proceeds from exercise of warrants and option		2,195	77	80
Proceeds due to related parties	12	—	—	103
Payment of convertible preferred shares issuance cost	11	—	(75)	(80)
Repayment of short-term loan	7	—	(322)	—
Repayment to related party	12	—	—	(1,285)

Net cash provided by financing activities		380,902	103,205	52,165

Effect of foreign exchange rate changes, net		104	(485)	142
Net increase in cash and cash equivalents		69,645	3,971	9,972
Cash and cash equivalents at beginning of period		17,869	13,898	3,926

Cash and cash equivalents at end of period		87,514	17,869	13,898

Supplemental cash flow disclosures:
Income taxes paid		25	—	—
Interest expense paid		826	134	30
Non-cash activities:
Conversion of Senior Promissory Note		14,693	—	—
Conversion of deferred rental		980	—	—
Conversion of convertible preferred shares		176,084	—	—
Exercise of warrants and option		3,687	—	—
Follow-on offering costs accrued in accounts payable		269	—	—
Repayment of subordinated convertible promissory note, convertible promissory notes and secured guaranteed convertible promissory note		—	—	33,730
Repayment of due to related parties		—	—	8,204
Acquisitions of equipment included in accounts payable		2,153	23	7

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)

	Attributable to BeiGene, Ltd.
	Ordinary Shares			Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-In Capital		Accumulated Deficit		Non- Controlling Interests
	Shares	Amount				Total		Total
Balance at December 31, 2013	94,516,667	9	3,771	309	(42,815)	(38,726)	1,767	(36,959)
Issuance of ordinary shares	14,097,432	2	139	—	—	141	—	141
Repurchase of forfeited unvested ordinary shares (note 16)	(116,671)	—	—	—	—	—	—	—
Share-based compensation	—	—	4,797	—	—	4,797	—	4,797
Issuance of warrants in connection with the secured guaranteed convertible promissory note (note 11)	—	—	184	—	—	184	—	184
Repurchase of non-controlling interest	—	—	(950)	—	—	(950)	(1,493)	(2,443)
Net loss	—	—	—	—	(18,278)	(18,278)	(268)	(18,546)
Other comprehensive income	—	—	—	(209)	—	(209)	(6)	(215)

Balance at December 31, 2014	108,497,428	11	7,941	100	(61,093)	(53,041)	—	(53,041)
Issuance of ordinary shares	7,676,666	1	75	—	—	76	—	76
Share-based compensation	—	—	10,211	—	—	10,211	—	10,211
Net loss	—	—	—	—	(57,102)	(57,102)	—	(57,102)
Other comprehensive loss	—	—	—	(1,909)	—	(1,909)	—	(1,909)

Balance at December 31, 2015	116,174,094	12	18,227	(1,809)	(118,195)	(101,765)	—	(101,765)

Issuance of ordinary shares in connection with initial public offering (note 1)	98,670,000	10	166,127	—	—	166,137	—	166,137
Issuance of ordinary shares in connection with follow-on public offering (note 1)	86,206,250	9	198,617	—	—	198,626	—	198,626
Conversion of Senior Promissory Note (note 17)	7,942,314	1	14,692	—	—	14,693	—	14,693
Exercise of warrants in connection with convertible promissory note (note 17)	621,637	—	1,513	—	—	1,513	—	1,513
Exercise of option to purchase shares by rental deferred (note 17)	1,451,586	—	3,519	—	—	3,519	—	3,519
Exercise of warrants by Baker Bros. (note 17)	2,592,593	—	1,750	—	—	1,750	—	1,750
Issuance of shares reserved for share options exercise	271,284	—	—	—	—	—	—	—
Conversion of preferred shares to ordinary shares (note 17)	199,990,641	20	176,064	—	—	176,084	—	176,084
Share-based compensation	1,913,210	—	10,704	—	—	10,704	—	10,704
Net loss	—	—	—	—	(119,217)	(119,217)	—	(119,217)
Other comprehensive loss	—	—	—	863	—	863	—	863

Balance at December 31, 2016	515,833,609	52	591,213	(946)	(237,412)	352,907	—	352,907

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

1. Organization

        BeiGene, Ltd. (the "Company") is a globally focused, clinical-stage biopharmaceutical company with the goal of becoming a leader in the discovery and development of innovative, molecularly targeted and immuno-oncology drugs for the treatment of cancer. The Company's development strategy is based on a novel translational platform that combines its unique access to internal patient-derived biopsies with strong oncology biology. The Company was incorporated under the laws of the Cayman Islands as an exempted company with limited liability on October 28, 2010.

Initial public offering

        On February 8, 2016, the Company completed its initial public offering ("IPO") on the NASDAQ Global Select Market. 6,600,000 ADSs representing 85,800,000 ordinary shares were sold at $24.00 per ADS, or $1.85 per share (the "IPO Price"). Additionally, the underwriters exercised their options to purchase an additional 990,000 ADSs representing 12,870,000 ordinary shares from the Company. Net proceeds from the IPO including underwriter options after deducting underwriting discount and offering expenses were $166,197. The deferred IPO costs of $15,963 were recorded as a reduction of the proceeds received from the IPO in shareholders' equity.

Follow-on public offering

        On November 23, 2016, the Company completed a follow-on public offering at a price of $32.00 per ADS, or $2.46 per share. In this offering, the Company sold 5,781,250 ADSs representing 75,156,250 ordinary shares. Additionally, the underwriters exercised their options to purchase an additional 850,000 ADSs representing 11,050,000 ordinary shares from the Company. The selling shareholders sold 468,750 ADSs representing 6,093,750 ordinary shares. Net proceeds from this offering including underwriter options after deducting the underwriting discount and offering expenses were $198,625. The Company did not receive any proceeds from the sale of the shares by the selling shareholders. The deferred follow-on public offering costs of $13,575 were recorded as a reduction of the proceeds received from the offering in shareholders' equity.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

1. Organization (Continued)

        As at December 31, 2016, the Company's subsidiaries are as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Percentage of Ownership by the Company	Principal Activities
BeiGene (Hong Kong) Co., Limited.	Hong Kong	November 22, 2010	100%	Investment holding
BeiGene (Beijing) Co., Ltd. ("BeiGene Beijing")	The People's Republic of China ("PRC" or "China")	January 24, 2011	100%	Medical and pharmaceutical research
BeiGene AUS Pty Ltd.	Australia	July 15, 2013	100%	Clinical trial activities
BeiGene 101 Ltd.	Cayman Islands	August 30, 2012	100%	Medical and pharmaceutical research
BeiGene (Suzhou) Co., Ltd. ("BeiGene (Suzhou)")	PRC	April 9, 2015	100%	Medical and pharmaceutical research
BeiGene USA, Inc. ("BeiGene (USA)")	United States	July 8, 2015	100%	Clinical trial activities
BeiGene (Shanghai) Co., Ltd. ("BeiGene (Shanghai)")	PRC	September 11, 2015	100%	Medical and pharmaceutical research

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

        The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances between the Company and its wholly-owned subsidiaries are eliminated upon consolidation.

Use of estimates

        The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, identifying separate accounting units and estimating the best estimate of selling price of each deliverable in the Company's revenue arrangements, assessing the impairment of long-lived assets,

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

share-based compensation expenses, realizability of deferred tax assets and the fair value of financial instruments. Management bases the estimates on historical experience and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Functional Currency and Foreign Currency Translation

Functional Currency

        The determination of the respective functional currency is based on the criteria of Accounting Standard Codification ("ASC") 830, Foreign Currency Matters. The functional currency of the Company, BeiGene AUS Pty Ltd., BeiGene (Hong Kong) Co., Limited, BeiGene 101 Ltd and BeiGene (USA) is the United States dollar ("$" or "U.S. dollar"). The Company's PRC subsidiaries determined their functional currencies to be RMB. The Company uses the U.S. dollar as its reporting currency.

Foreign Currency Translation

        For subsidiaries whose functional currencies are not the U.S. dollar, the Company uses the average exchange rate for the year and the exchange rate at the balance sheet date, to translate the operating results and financial position to U.S. dollar, the reporting currency, respectively. Translation differences are recorded in accumulated other comprehensive income/(loss), a component of shareholders' equity/deficit. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are remeasured at the exchange rates prevailing at the balance sheet date. Exchange gains and losses are included in the consolidated statements of comprehensive loss.

Cash and cash equivalents

        Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents which consist primarily of money market funds are stated at fair value.

Short-term investments

        Short-term debt investments held to maturity are carried at amortized cost when the Company has the ability and positive intent to hold these securities until maturity. When the Company does not have the ability or positive intent to hold short-term debt investments until maturity, these securities are classified as available-for-sale. None of the Company's fixed maturity securities met the criteria for held-to-maturity classification at December 31, 2016 and 2015.

        Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income/loss. The net carrying value of debt securities classified as

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is computed using the effective interest method and included in interest income. Interest and dividends are included in interest income.

        When the fair value of a debt security classified as available-for-sale is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company must recognize an other-than-temporary impairment through earnings for the difference between the debt security's amortized cost basis and its fair value. No impairment losses were recorded for any periods presented.

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

Impairment of long-lived assets

        Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2016, 2015 and 2014, there was no impairment of the value of the Company's long-lived assets.

Fair value measurements

Fair value of financial instruments

        Financial instruments of the Company primarily include cash and cash equivalents, short-term investments, long-term bank loan, accounts payable, senior promissory note, convertible preferred shares, and warrants and option liabilities. As of December 31, 2016 and 2015, the carrying values of cash and cash equivalents and accounts payable approximated their fair values due to the short-term maturity of these instruments. The short-term investments represented the available-for-sale debt

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

securities which are recorded at fair value based on quoted prices in active markets with unrealized gain or loss recorded in other comprehensive income or loss. The long-term bank loan approximates its fair value due to the fact that the related interest rate approximates the rate currently offered by financial institutions for similar debt instrument of comparable maturities. The warrants and option liabilities were recorded at fair value as determined on the respective issuance dates and subsequently adjusted to the fair value at each reporting date. The senior promissory note and convertible preferred shares were initially recorded at issue price net of issuance costs. Prior to the exercise dates, the Company determined the fair values of the warrants and option liabilities with the assistance of an independent third party valuation firm. On the exercise dates, the Company determined the fair values of the warrants and option liabilities using the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price, as the exercise dates were immediately prior to or very close to the IPO closing date.

        The Company applies ASC topic 820 ("ASC 820"), Fair Value Measurements and Disclosures, in measuring fair value. ASC 820 defines fair value, establishes a framework for measuring fair value and requires disclosures to be provided on fair value measurement. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

        Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

        Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

        Level 3—Unobservable inputs which are supported by little or no market activity.

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

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

Financial instruments measured at fair value on a recurring basis

        The following tables set forth assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

As of December 31, 2016	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
U.S. Treasury securities	280,660	—	—
Cash equivalents
Money market funds	44,052	—	—

As of December 31, 2015	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
Corporate fixed income bonds	69,255	—	—
U.S. treasury securities	8,000	—	—
Municipal bonds	5,362	—	—
Option to purchase shares by rental deferral (note 8)	—	—	1,388
Warrants in connection with the convertible promissory notes (note 8)	—	—	785

Warrants and option fair value estimation on the exercise dates

        The warrants in connection with the convertible promissory notes and the option to purchase shares by rental deferral were exercised in January and February 2016. The Company determined the exercise date fair value of the warrants and option using significant other observable inputs (Level 2). The fair values of the warrants and option liabilities were estimated using the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price, as the exercise dates were immediately prior to or very close to the IPO closing date.

Warrants and option fair value estimation prior to the exercise dates

        Prior to the exercise dates, the Company measured the warrants in connection with the convertible promissory notes and the option to purchase shares by rental deferral at fair value on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2015, the significant unobservable

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

inputs used in the fair value measurement and the corresponding impacts to the fair values are presented below:

Financial Instrument	Valuation Techniques	Unobservable Inputs	Estimation 2015
Option to purchase shares by rental deferral	Invested capital value allocation by Black-Scholes option pricing model	Invested capital value	$665,213
		Volatility for invested capital value allocation	83%
		Volatility for Black-Scholes option pricing model	69% - 83%
		Discount for lack of marketability ("DLOM")	11%
Warrants in connection with the convertible promissory notes	Invested capital value allocation by Black-Scholes option pricing model	Invested capital value	$665,213
		Volatility for invested capital value allocation	83%
		Volatility for Black-Scholes option pricing model	69% - 83%
		DLOM	11%

        The following tables present a reconciliation of the warrants and option liabilities for the years ended December 31, 2016.

Warrant and Option Liabilities
$
Balance as of December 31, 2015	2,173
Recognized during the year	—
Unrealized loss	1,514
Settlement	(3,687)

Balance as of December 31, 2016	—

The amount of total unrealized loss for the year ended December 31, 2016 included in losses	(1,514)

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

        Realized and unrealized gain or loss for the years ended December 31, 2016, 2015 and 2014 was recorded as "Changes in fair value of financial instruments" in the consolidated statements of operations.

Revenue recognition

        The Company recognizes revenues from research and development collaborative arrangements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC 605, Revenue Recognition ("ASC 605"). The Company's collaborative arrangements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC 605-25, Multiple-Element Arrangements. Pursuant to ASC 605-25, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has "stand-alone value" to the customer. The collaborative arrangements do not include a right of return for any deliverable. The arrangement's consideration that is fixed or determinable, excluding contingent payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The relative selling price for each deliverable is determined using vendor specific objective evidence ("VSOE") of selling price or third party evidence ("TPE") of selling price if VSOE does not exist. If neither VSOE nor TPE exists, the Company uses the best estimate of the selling price ("BESP") for the deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

        Upfront non-refundable payments for licensing the Company's intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by the Company. The Company acts as the principal under its arrangements and licensing intellectual property is part of its ongoing major or central operations. The license right is not contingent upon the delivery of additional items or meeting other specified performance conditions. Therefore, when stand-alone value of the license is determinable, the allocated consideration is recognized as collaboration revenue upon delivery of the license rights.

        As the Company acts as the principal under its arrangements, and research and development services are also part of its ongoing major or central operations, it recognizes the allocated consideration related to reimbursements of research and development costs as collaboration revenue when delivery or performance of such services occurs.

        Product development, royalties and commercial event payments (collectively, "target payments") under collaborative arrangements are triggered either by the results of the Company's research and development efforts, achievement of regulatory goals or by specified sales results by a third party

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

collaborator. Under ASC 605-28, Milestone Method of Revenue Recognition, an accounting policy election can be made to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Company elected not to adopt the milestone method of revenue recognition under ASC 605-28.

        Targets related to the Company's development-based activities may include initiation of various phases of clinical trials and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based targets, the Company would account for development-based targets as collaboration revenue upon achievement of the respective development target. Royalties based on reported sales of licensed products will be recognized as collaboration revenue based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. Targets related to commercial activities may be triggered upon events such as first commercial sale of a product or when sales first achieve a defined level. Since these targets would be achieved after the completion of the Company's development activities, the Company would account for the commercial event targets in the same manner as royalties, with collaboration revenue recognized upon achievement of the target. To date, none of the products have been approved. Hence, no revenue has been recognized related to royalties or commercial event based targets in any of the periods presented. Any subsequent payments to be made to the collaborator such as profit sharing payments based on net sales that are not related to research and development services would be recorded as expenses from the collaborative arrangement. To date, no payments have been made to the collaborator.

Research and development expenses

        Research and development expenses represent costs associated with the collaborative arrangements, which primarily include (i) payroll and related costs (including share-based compensation) associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of the Company's technologies under development, (iii) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to the Company's research and development services and have no alternative future uses.

        Clinical trial costs are a significant component of the Company's research and development expenses. The Company has a history of contracting with third parties that perform various clinical trial activities on behalf of the Company in the ongoing development of the Company's product candidates. Expenses related to clinical trials are accrued based on the Company's estimates of the actual services performed by the third parties for the respective period. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company will modify the related accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

Government grants

        Government financial incentives that involve no conditions or continuing performance obligations of the Company are recognized as other non-operating income upon receipt.

Leases

        Leases are classified at the inception date as either a capital lease or an operating lease. The Company assesses a lease to be a capital lease if any of the following conditions exist: a) ownership is transferred to the lessee by the end of the lease term, b) there is a bargain purchase option, c) the lease term is at least 75% of the property's estimated remaining economic life or d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date. A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. The Company has no capital leases for the years presented.

        All other leases are accounted for as operating leases wherein rental payments are expensed on a straight-line basis over the periods of their respective lease terms. The Company leases office space, employee accommodation and manufactory space under operating lease agreements. Certain of the lease agreements contain rent holidays. Rent holidays are considered in determining the straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on straight-line basis over the term of the lease.

Comprehensive loss

        Comprehensive loss is defined as the changes in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. For each of the periods presented, the Company's comprehensive loss includes net loss, foreign currency translation adjustments and unrealized holding losses associated with the available-for-sale securities, and is presented in the consolidated statements of comprehensive loss.

Stock-based compensation

Awards granted to employees

        The Company applies ASC 718, Compensation—Stock Compensation ("ASC 718"), to account for its employee share-based payments. In accordance with ASC 718, the Company determines whether an award should be classified and accounted for as a liability award or equity award. All the Company's grants of share-based awards to employees were classified as equity awards and are recognized in the

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

financial statements based on their grant date fair values. Specifically, the grant date fair value of share options are calculated using an option pricing model. The Company has elected to recognize compensation expense using the straight-line method for all employee equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. The Company uses the accelerated method for all awards granted with graded vesting based on performance conditions. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates.

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

Awards granted to non-employees

        The Company has accounted for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, Equity. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is completed as there is no associated performance commitment. The expense is recognized in the same manner as if the Company had paid cash for the services provided by the non-employees in accordance with ASC 505-50, Equity-based payments to non-employees.

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

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

than the fair value of the original award immediately before modification, the minimum compensation cost the Company recognizes is the cost of the original award.

Derivative instruments

        ASC 815, Derivatives and Hedging, requires all contracts which meet the definition of a derivative to be recognized in the consolidated financial statements as either assets or liabilities and recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income/loss or in shareholders' deficit as a component of other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Changes in fair values of derivatives not qualified as hedges are reported in the consolidated statements of operations. The estimated fair values of derivative instruments are determined at discrete points in time based on the relevant market information. These estimates are calculated with reference to the market rates using industry standard valuation techniques with the assistance of an independent third party valuation firm.

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

        In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet, and eliminates the prior guidance, which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The Company changed the manner in which it classifies deferred tax assets and liabilities retrospectively from the fourth quarter of 2016 due to the early adoption of Accounting Standards Update 2015-17. The adoption of this guidance has no impact on prior year balances as current deferred tax assets and liabilities are both nil as of December 31, 2015.

        The Company evaluates its uncertain tax positions using the provisions of ASC 740, Income Taxes, which requires that realization of an uncertain income tax position be recognized in the financial statements. The benefit to be recorded in the financial statements is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. It is the Company's policy to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Loss per share

        Loss per share is calculated in accordance with ASC 260, Earnings per Share. Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

average number of ordinary shares outstanding during the period using the two-class method. Under the two-class method, net income is allocated between ordinary shares and participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed. The Company's convertible preferred shares and restricted stock are participating securities because they have contractual rights to share in the profits of the Company.

        However, both the convertible preferred shares and restricted stock do not have contractual rights and obligations to share in the losses of the Company. For the periods presented herein, the computation of basic loss per share using the two-class method is not applicable as the Company is in a net loss position.

        Diluted loss per share is calculated by dividing net loss attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the Company's convertible preferred shares using the if-converted method, and ordinary shares issuable upon the conversion of the share options and unvested restricted stock, using the treasury stock method. Ordinary share equivalents are excluded from the computation of diluted loss per share if their effects would be anti-dilutive. Basic and diluted loss per ordinary share is presented in the Company's consolidated statements of operations.

Segment information

        In accordance with ASC 280, Segment Reporting, the Company's chief operating decision maker, the Chief Executive Officer, reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. As the Company's long-lived assets and revenue are substantially located in and derived from the PRC, no geographical segments are presented.

Concentration of risks

Concentration of credit risk

        Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2016 and 2015, $87,514 and $17,869 were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unlikely to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

the credit worthiness of these financial institutions. As of December 31, 2016 and 2015, the Company had debt security investments amounting to $280,660 and $82,617, respectively.

        At December 31, 2016, the Company's debt security investments comprised primarily of U.S. treasury securities. The Company believes that U.S. treasury securities are of high credit quality and continually monitors the credit worthiness of these institutions.

Customer concentration risk

        For the years ended December 31, 2016, 2015 and 2014, substantially all of the Company's revenue has been generated solely from one customer, Merck KGaA, Darmstadt Germany.

Business, customer, political, social and economic risks

        The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: changes in the overall demand for services and products; competitive pressures due to new entrants; advances and new trends in new technologies and industry standards; changes in clinical research organizations; changes in certain strategic relationships or customer relationships; regulatory considerations; copyright regulations; and risks associated with the Company's ability to attract and retain employees necessary to support its growth. The Company's operations could be also adversely affected by significant political, economic and social uncertainties in the PRC.

Currency convertibility risk

        A majority of the Company's expenses and a significant portion of the Company's assets and liabilities are denominated in RMB. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People's Bank of China (the "PBOC"). However, the unification of the exchange rates does not imply that the RMB may be readily convertible into U.S. dollar or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

        Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Foreign currency exchange rate risk

        From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For RMB against U.S. dollar, there was depreciation of

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

approximately 6.3%, 4.4% and 2.4% in the year ended December 31, 2016, 2015 and 2014. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

        To the extent that the Company needs to convert U.S. dollar into RMB for capital expenditures and working capital and other business purposes, appreciation of RMB against U.S. dollar would have an adverse effect on the RMB amount the Company would receive from the conversion. Conversely, if the Company decides to convert RMB into U.S. dollar for the purpose of making payments for dividends on ordinary shares, strategic acquisitions or investments or other business purposes, appreciation of U.S. dollar against RMB would have a negative effect on the U.S. dollar amount available to the Company. In addition, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of the Company's earnings or losses.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

        In August 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers-Deferral of the effective date ("ASU 2015-14"). The amendments in ASU 2015-14 defer the effective date of ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"), issued in May 2014. According to the amendments in ASU 2015-14, the new revenue guidance ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations ("ASU 2016-08"), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarify guidance related to identifying performance obligations and licensing implementation guidance contained in ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers—Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition and provides practical expedients for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date for the amendment in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date of ASU No. 2014-09. The Company will adopt the new standard under the modified retrospective approach, effective January 1, 2018, and is in the process of evaluating its collaboration agreements with Merck KGaA, Darmstadt Germany to determine the impact the adoption of these ASUs has on its consolidated financial statements, if any.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

        In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the impact on its financial statements of adopting this guidance.

        In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect the implementation of this standard to materially impact its future stock-based compensation expense.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). The amendments in ASU 2016-13 update guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. SEC filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the method of adoption to be utilized and it cannot currently estimate the financial statement impact of adoption.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of cash flows—Classification of Certain Cash Receipts ("ASU 2016-15"). The amendments in ASU 2016-15 addresses eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. For public business entities that are U.S. SEC filers, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the method of adoption to be utilized and it cannot currently estimate the financial statement impact of adoption.

        In October 2016, the FASB issued ASU No. 2016-16, Income taxes—Intra-entity transfers of assets other than inventory ("ASU 2016-16"). The amendments in ASU 2016-16 require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

2. Summary of significant accounting policies (Continued)

transfer occurs. The amendments in ASU 2016-16 do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. For public business entities that are U.S. SEC filers, ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the method of adoption to be utilized and it cannot currently estimate the financial statement impact of adoption.

3. Short-term investments

        Short-term investments as of December 31, 2016 consist of the following available-for-sale exchange-traded debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. Treasury securities	280,757	—	97	280,660

Total	280,757	—	97	280,660

        Short-term investments as of December 31, 2015 consist of the following available-for-sale exchange-traded debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
Corporate fixed income bonds	70,383	—	1,128	69,255
U.S. Treasury securities	7,999	1	—	8,000
Municipal Bonds	5,441	—	79	5,362

Total	83,823	1	1,207	82,617

        Contractual maturities of all debt securities as of December 31, 2016 were within one year. The Company does not intend to sell its investments in U.S. Treasury securities and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity. Therefore, the Company does not consider the investment in U.S. Treasury securities to be other-than-temporarily impaired at December 31, 2016.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

4. Property and equipment

        Property and equipment consist of the following:

	As of December 31,
	2016	2015
	$	$
Office equipment	449	213
Electronic equipment	647	424
Laboratory equipment	7,536	5,919
Computer software	317	186
Leasehold improvements	9,446	5,954

Property and equipment, at cost	18,395	12,696
Less accumulated depreciation and amortization	(7,473)	(6,084)
Construction in progress	15,055	—

Property and equipment, net	25,977	6,612

        Construction in progress as of December 31, 2016 of $15,055 relates to the Suzhou's manufacturing facility and laboratory that are still under construction. Depreciation expenses for the years ended December 31, 2016, 2015 and 2014 were $1,909, $1,545 and $1,557, respectively.

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

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

5. Income taxes (Continued)

United States

        BeiGene (USA) incorporated in United States on July 8, 2015, is subject to statutory U.S. Federal corporate income tax at a rate of 34% for the years ended December 31, 2016 and 2015. BeiGene (USA) is also subject to the state income tax for New Jersey, California and Massachusetts, at a rate of 9%, 8.84% and 8%, respectively, for the year ended December 31, 2016.

PRC

        BeiGene Beijing, BeiGene Suzhou and BeiGene Shanghai are subject to the statutory tax rate of 25% in accordance with the Enterprise Income Tax law (the "EIT Law"), which was effective since January 1, 2008. Under the EIT Law, all enterprises are subject to the 25% enterprise income tax rate, except for certain entities that enjoyed the tax holidays or preferential tax treatments. Under the EIT Law and its relevant regulations, dividends paid by PRC enterprises out of profits earned post-2007 to non-PRC tax resident investors are subject to PRC withholding tax of 10%. A lower withholding tax rate may be applied based on applicable tax treaty with certain jurisdictions.

        Loss before income taxes consists of:

	Year Ended December 31,
	2016	2015	2014
	$	$	$
Cayman	(81,867)	(29,918)	(5,487)
PRC	(7,352)	(5,253)	(5,808)
Australia	(30,158)	(21,906)	(7,684)
Others	214	(25)	433

	(119,163)	(57,102)	(18,546)

        Income tax expenses were $54, nil and nil, respectively, for the years ended December 31, 2016, 2015 and 2014. Current year income tax expense was attributable to BeiGene (USA), a wholly owned subsidiary, which was established in July 2015 and provided general management services and strategic advisory services to the Company. The Company and its other subsidiaries were in cumulative loss positions for all periods presented.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

5. Income taxes (Continued)

        The current and deferred components of the income tax expense for the year ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	$	$
Current tax expense	822	—	—
Deferred tax benefit	(768)	—	—

Income tax expense	54	—	—

        The reconciliation of the actual income taxes to the amount of tax computed by applying the PRC statutory income tax rate to pre-tax income is as follows:

	Year Ended December 31,
	2016	2015	2014
	$	$	$
Loss before tax	(119,163)	(57,102)	(18,546)
PRC statutory tax rate	25%	25%	25%
Expected taxation at PRC statutory tax rate	(29,791)	(14,275)	(4,636)
Foreign tax rate differential	19,159	6,399	1,082
Non-taxable income	—	(8)	(191)
Non-deductible expenses	593	584	185
Additional taxable income	8,671	6,287	2,232
Addition to valuation allowance	1,627	1,013	1,328
R&D tax credit	(205)	—	—

Taxation for the year	54	—	—

Effective tax rate	–0.1%	0%	0%

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

5. Income taxes (Continued)

        Significant components of deferred tax assets are as follows:

	As of December 31,
	2016	2015
	$	$
Deferred tax assets, non-current portion:
Net operating losses carry forward	6,987	7,146
Depreciation and amortization	(14)	—
Accrued expenses	1,102	—

Total deferred tax assets	8,075	7,146
Less valuation allowance	(7,307)	(7,146)

Total deferred tax assets, net of valuation allowance	768	—

        During 2016, there is an increase in the valuation allowance by $1,627 which included the effect of expired net operating losses of $1,466. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company recorded a full valuation allowance against deferred tax assets related to net operating losses, and recorded a valuation allowance against the portion of the deferred tax assets related to deductible temporary differences.

        As of December 31, 2016, the Company had net operating losses of approximately $27,948 derived from entities in the PRC, which can be carried forward to offset future net profit for income tax purposes. The net operating loss in PRC entities will expire, if unused, beginning January 1, 2018 through 2022.

        No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented. The Company's management does not expect the amount of unrecognized tax benefits would increase significantly in the next 12 months. In general, the PRC tax authorities have up to five years to conduct examinations of the Company's tax filings. Accordingly, the PRC subsidiaries' tax years 2012 through 2016 remain open to examination by the respective taxing authorities.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

6. Accrued expenses and other payables

        Accrued expenses and other payables consisted of the following:

	As of December 31,
	2016	2015
	$	$
Compensation related	3,980	1,607
External research and development activities related	14,198	4,118
Others	4,119	2,626

Total accrued expenses and other payables	22,297	8,351

7. Short-term bank loan

        On April 8, 2014, the Company obtained a RMB denominated loan with a principal amount of $322 from China Merchants Bank at an annual interest rate of 7.8% based on a 30% premium of the market rate published by the PBOC. The short-term bank loan matured in one year and was fully repaid on April 3, 2015. Interest expense of $7 and $18, and guarantee fee of nil and $7, was recognized for the years ended December 31, 2015 and 2014, respectively.

8. Warrants and option liabilities

	As of December 31,
	2016	2015
	$	$
Option to purchase shares by rental deferral	—	1,388
Warrants in connection with the convertible promissory notes	—	785

Total	—	2,173

Option to purchase shares by rental deferral

        On September 1, 2012, in conjunction with a lease agreement of one of its premises, the Company granted the landlord an option to purchase the Company's ordinary shares (the "Option") in exchange for the deferral of the payment of one year's rental expense. The Option was a freestanding instrument and was recorded as a liability in accordance with ASC480, Distinguishing Liabilities from Equity. The Option was initially recognized at fair value with subsequent changes in fair value recorded in losses. Prior to the Company's IPO, the Company determined the fair value of the Option with the assistance of an independent third party valuation firm. On February 8, 2016, immediately prior to the Company's IPO, the landlord exercised the Option to purchase 1,451,586 ordinary shares of the Company. As the exercise date was the IPO closing date, the exercise date fair value of the Option of $2,540 was determined based on its intrinsic value, which equaled the difference between the share price at the IPO closing date and the exercise price of such purchased ordinary shares. During the years ended

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

8. Warrants and option liabilities (Continued)

December 31, 2016, 2015 and 2014, the Company recognized a loss from the increase in fair value of the Option of $1,151, $1,263 and $99, respectively.

Warrants in connection with the convertible promissory notes

        During the years ended December 31, 2012 to 2014, the Company entered into agreements with several investors to issue convertible promissory notes, and related warrants to purchase the Company's preference shares up to 10% of the convertible promissory notes' principal amount concurrently for an aggregate principal amount of $2,410. The warrants were freestanding instruments and were recorded as liabilities in accordance with ASC480. The warrants were initially recognized at fair value with subsequent changes in fair value recorded in losses. In January 2016 and February 2016, the warrants issued in connection with the promissory notes were exercised for 621,637 Preferred Shares, which were then converted into 621,637 ordinary shares. As the exercise dates were very close to the IPO closing date, the respective exercise date fair value of the warrants of $1,148 was determined based on the intrinsic value, which equaled the difference between the share price at the IPO closing date and the exercise price of the issued warrants. For the years ended December 31, 2016, 2015 and 2014, the Company recognized a loss from the increase in fair value of $363, $563 and $127, respectively.

9. Long-term bank loan

        On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17,284 at a 7% fixed annual interest rate. As of December 31, 2016, the Company has drawn down $17,284, which is secured by BeiGene Suzhou's equipment with a carrying amount of $22,292 and the Company's rights to a PRC patent on a drug candidate. The loan principal amounts of $8,642 and $8,642 are repayable on September 30, 2018 and 2019, respectively. Interest expense recognized for the years ended December 31, 2016 and 2015 amounted to $851 and $140, respectively.

10. Senior promissory note

        On February 2, 2011, the Company issued a senior promissory note to Merck Sharp & Dohme Research GmbH ("Merck Sharp"), an entity that is unaffiliated with Merck KGaA, Darmstadt Germany, with a principal amount of $10,000 (the "Senior Promissory Note"). The Senior Promissory Note bore interest of 8% compounding per annum and had a term of five years. The Company had the option to elect to repay in whole or in part the outstanding principal and accrued interest any time prior to the maturity of the Senior Promissory Note.

        The Senior Promissory Note was initially recorded as a long-term liability carried at its amortized cost of $10,000 and subsequently accreted to the amount payable upon maturity using the effective interest method. Interest accrued as of December 31, 2016 and 2015 amounted to nil and $4,598, respectively.

        On January 26, 2016, the Company entered into a note amendment and exchange agreement with Merck Sharp, pursuant to which, the maturity date of the Senior Promissory Note was extended to

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

10. Senior promissory note (Continued)

May 2, 2016 from February 2, 2016. In addition, if the IPO occurred on or prior to May 2, 2016, subject to certain limitations, the outstanding unpaid principal and interest of the Senior Promissory Note as of the effectiveness date of the Company's IPO (the "Exchanged Balance") would be automatically exchanged, effective immediately prior to the closing of the IPO, into up to a number of the Company's ordinary shares equal to the quotient of (1) the Exchanged Balance divided by (2) the per ordinary share public offering price in the IPO. The amendments and subsequent extinguishment of the Senior Promissory Note did not result in any gain or loss since the conversion rate was set at the IPO Price.

        On February 8, 2016, the outstanding unpaid principal and interest of the Senior Promissory Note of carrying value of $14,693 were exchanged into 7,942,314 ordinary shares, computed at the IPO Price of $1.85 per ordinary share.

11. Convertible preferred shares

        In October 2014, the Company issued 52,592,590 Series A convertible preferred shares (the "Series A Preferred Shares") with a par value of $0.0001 per share for cash consideration of $35,500 or $0.68 per share. At the same time, the previously issued subordinated convertible promissory note, convertible promissory notes, secured guaranteed convertible promissory notes, advances and convertible promissory notes due to the related party were automatically converted into 64,192,927 Series A Preferred Shares in aggregate.

        On April 21, 2015, the Company issued 83,205,124 Series A-2 convertible preferred shares (the "Series A-2 Preferred Shares") with a par value of $0.0001 per share for cash consideration of $97,350 or $1.17 per share.

        The Series A Preferred Shares and the Series A-2 Preferred Shares are collectively referred to as the "Preferred Shares."

        The significant terms of the Preferred Shares are summarized below.

Dividends

        The holders of the Preferred Shares shall be entitled to receive dividends accruing at the rate of 8% per annum. In addition, holders of the Preferred Shares shall also be entitled to dividends on the Company's ordinary shares on an as if converted basis.

Voting rights

        Each holder of Preferred Shares shall have the right to vote the number of votes per ordinary share into which their Preferred Shares could be converted, and shall vote along with the ordinary shares, on all matters in respect to which the holders of ordinary shares are entitled to vote.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

11. Convertible preferred shares (Continued)

Liquidation preference

        In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any deemed liquidation event as defined in the Preferred Shares agreements ("Liquidation Transaction"), the holders of Preferred Shares then outstanding are entitled to be paid out of the assets of the Company available for distribution to its members before any payment shall be made to the holders of any other class of shares by reason of their ownership thereof, an amount per share equal to the greater of (i) the original issue price, plus accrued but unpaid dividends; or (ii) such amount per share as would have been payable had all Preferred Shares been converted into ordinary shares immediately prior to such liquidation, dissolution, winding up or deemed liquidation event.

Conversion rights

  (i)
  Optional conversion: Each Preferred Share shall be convertible into the Company's ordinary shares at the option of the holder at any time after the issuance date by dividing the original issue price by the conversion price, which is initially equal to the original issue price. All unpaid, cumulative dividends on the Preferred Shares shall no longer be payable.

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

Drag-along right

        In the event that each of (i) (A) Baker Brothers or (B) Hillhouse BGN Holdings Limited ("Hillhouse") and CB Biotech Investment Limited ("CITIC PE") jointly; (ii) a majority of the Board of Directors; and (iii) the holders of more than 66.66% of the then-outstanding ordinary shares (other than those issued or issuable upon conversion of the Preferred Shares and any other derivative securities) approve a sale of the Company in writing, then each preferred shareholder agrees to certain joint actions to be taken to ensure such sale of the Company could be completed.

Accounting for Preferred Shares

        The Preferred Shares were classified as mezzanine equity as these convertible preferred shares were redeemable upon the occurrence of a conditional event (i.e. a Liquidation Transaction). The holders of the Preferred Shares had a liquidation preference and would not receive the same form of consideration upon the occurrence of the conditional event as the holders of the ordinary shares would. The initial carrying amount of the Series A Preferred Shares of $78,809 was the issue price at the date of issuance of $78,889, net of issuance costs of $80. The initial carrying amount of the Series A-2 Preferred Shares of $97,275 was the issue price at the date of issuance of $97,350, net of issuance costs of $75.The holders of the Preferred Shares have the ability to convert the instrument into the

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

11. Convertible preferred shares (Continued)

Company's ordinary shares. The conversion option of the convertible preferred shares did not qualify for bifurcation accounting because the conversion option is clearly and closely related to the host instrument and the underlying ordinary shares were not publicly traded nor readily convertible into cash. The contingent redemption options of the convertible preferred shares did not qualify for bifurcation accounting because the underlying ordinary shares were neither publicly traded nor readily convertible into cash. There were no other embedded derivatives that are required to be bifurcated.

        Beneficial conversion features exist when the conversion price of the convertible preferred shares is lower than the fair value of the ordinary shares at the commitment date, which is the issuance date in the Company's case. When a beneficial conversion feature exists as of the commitment date, its intrinsic value is bifurcated from the carrying value of the convertible preferred shares as a contribution to additional paid-in capital. On the commitment date of Series A Preferred Shares and Series A-2 Preferred Shares, the most favorable conversion price used to measure the beneficial conversion feature were $0.68 and $1.17, respectively. No beneficial conversion feature was recognized for the Series A Preferred Shares and Series A-2 Preferred Shares as the fair value per ordinary share at the commitment date were $0.28 and $0.47, respectively, which was less than the most favorable conversion price. The Company determined the fair value of ordinary shares with the assistance of an independent third party valuation firm.

        The Company concluded that the Preferred Shares were not redeemable, and it was not probable that the Preferred Shares would become redeemable because the likelihood of a Liquidation Transaction was remote. Therefore, no adjustment was made to the initial carrying amount of the Preferred Shares.

        On February 8, 2016, in connection with the completion of the IPO, all of the outstanding Preferred Shares were converted into 199,990,641 ordinary shares.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

12. Related party balances and transactions

        The Company had the following related party transactions for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	$	$	$
Consulting service fee paid to shareholder(1)	100	100	100
Advances due to senior executives(2)	—	—	103
Repayment of advances by cash(2)	—	—	(1,285)
Repayment of advances by issuance of ordinary shares(2)	—	—	(61)
Interest accrued on advances due to senior executives(2)	—	—	775
Interest on Convertible Promissory Note(3)	—	—	56
Repayment of indebtedness due to senior executives by issuance of preferred shares(4)	—	—	(8,143)

Total	100	100	(8,455)

(1)
During the years ended December 31, 2015 and 2014, a shareholder provided consulting services to the Company at a fee of $100, and $100, respectively. During the year ended December 31, 2016, the shareholder, who became a director, provided consulting services to the Company at a fee of $100.

(2)
During the years ended December 31, 2016, 2015 and 2014, senior executives advanced nil, nil and $103, respectively, to the Company. The advances bore interest at a rate comparable to the interest rate borne by the Company on its outstanding third party debt. On September 15, 2014, the Company entered into a supplemental agreement with the senior executives to clarify its original intention that the indebtedness and accrued interest could be converted into convertible preferred shares based on the same conversion terms in the subordinated convertible promissory note agreement the Company entered into with Merck Sharp. For the period from January 1, 2014 through October 7, 2014, the Company repaid advances amounting to $1,285 and $61 in cash and by the issuance of 6,069,000 ordinary shares with fair value of $61, respectively.

(3)
During the year ended December 31, 2012, the Company issued convertible promissory notes and related warrants to senior executives for an aggregate principal amount of $650. The warrants were initially recognized at fair value of $25, with subsequent changes in fair value recorded in losses. For the years ended December 31, 2016, 2015 and 2014, the Company recognized a loss from the increase in fair value of $51, $80 and $34, respectively. In January and February 2016, the warrants issued in connection with the promissory notes were exercised for 82,241 Preferred Shares, which were converted into 82,241 ordinary shares. The terms and conditions underlying the convertible promissory notes and related warrants were the same as the convertible promissory notes, and warrants issued to all the other holders.

(4)
On October 7, 2014, all outstanding indebtedness due to senior executives was settled by the issuance of the Company's Series A Preferred Shares with fair value of $9,983. The advances

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

12. Related party balances and transactions (Continued)

  outstanding (including interest expense), and the convertible promissory notes (including interest expense) were converted into 13,629,629 and 1,160,426 of the Company's Series A Preferred Shares, respectively. The difference of $1,840 was recognized in losses as a result of the settlement of indebtedness. Upon completion of the Company's IPO, the outstanding Series A Preferred Shares were converted into 14,790,055 ordinary shares. The warrants originally issued to the senior executives in connection with the convertible promissory notes were exercised in January and February 2016.

13. Research and development collaborative arrangements

        The Company has developed and controls certain technology and proprietary materials related to its proprietary BRAF inhibitor ("BRAF" or "BGB-283") and poly (ADP-ribose) polymerase inhibitor ("PARP" or "BGB-290"). Upon execution of the Collaborative Arrangements, the Company granted to Merck KGaA, Darmstadt Germany the exclusive right to develop and commercialize the BRAF and PARP inhibitors worldwide except the PRC ("Ex-PRC"). The Company has since retained the exclusive right to develop and commercialize the BRAF and PARP inhibitors in the PRC, as further described below.

        In 2013, the Company entered into a license agreement with Merck KGaA, Darmstadt Germany on the BRAF inhibitor, which was amended and restated in 2013 and 2015, in which it granted to Merck KGaA, Darmstadt Germany an exclusive license to development and manufacture the BRAF inhibitor in the ex-PRC Territory, and Merck KGaA Darmstadt Germany granted the Company an exclusive license to develop, manufacture and commercialize the BRAF inhibitor in the PRC Territory. Under the terms of the BRAF Collaborative Arrangements, the Company received an upfront non-refundable payment and upfront Phase 1 research and development fees in 2013. Upon the dosing of the 5th patient in 2014, the Company received an additional Phase 1 research and development fee. Subsequent to the completion of the Phase 1 research and development phase, the Company was eligible to receive product development payments based on the successful achievement of development and regulatory goals, commercial event payments based on the successful achievement of commercialization goals, and royalty payments based on a predetermined percentage of Merck KGaA, Darmstadt Germany's aggregate annual net sales of all products in the Ex-PRC territories for a period not to exceed ten years from the date of the first commercial sale. In March 2017, the Company regained the worldwide rights to the BRAF inhibitor after Merck KGaA, Darmstadt Germany informed the Company that it will not exercise the Continuation Option, and thus, the ex-PRC BRAF Agreement has terminated in its entirety, except for certain provisions that will survive the termination. In addition, the Company is eligible for $14,000 of additional payments upon the successful achievement of pre-specified milestones in the PRC territory. In consideration for the licenses Merck KGaA, Darmstadt Germany grants to the Company, it will pay Merck KGaA, Darmstadt Germany a high single-digit royalty on aggregate annual net sales of BGB-283 products in PRC for a period not to exceed ten years from the date of the first commercial sale.

        In 2013, the Company entered into a license agreement with Merck KGaA, Darmstadt Germany on the PARP inhibitor, in which it granted to Merck KGaA, Darmstadt Germany an exclusive license

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

13. Research and development collaborative arrangements (Continued)

to development and manufacture the PARP inhibitor in the ex-PRC Territory, and Merck KGaA Darmstadt Germany granted the Company an exclusive license to develop, manufacture and commercialize the PARP inhibitor in the PRC Territory. Under the terms of the PARP Collaborative Arrangements, the Company has received an upfront non-refundable payment and upfront Phase 1 research and development fees in 2013. Upon the dosing of the 5th patient in 2014, the Company received an additional Phase 1 research and development fee. On October 1, 2015, the Company entered into a purchase of rights agreement with Merck KGaA, Darmstadt Germany, pursuant to which the Company purchased from Merck KGaA, Darmstadt Germany all its exclusive rights to develop and commercialize the PARP inhibitors in the Ex-PRC territories for a consideration of $10,000, and reduced the future milestone payments the Company is eligible to receive under the PRC license agreement. Upon the execution of the purchase of rights agreement, Merck KGaA, Darmstadt Germany has no further rights and obligations in the Ex-PRC territories under the PARP Collaborative Agreements. In connection with such purchase of rights, the Company also provided Merck KGaA, Darmstadt Germany with global access to the Company's PARP supplies for Merck KGaA, Darmstadt Germany's combination clinical trials at any time during the period from October 1, 2015 until the first regulatory approval received for the commercialization of the Company's PARP inhibitor in certain major countries.

        The Company determined that the deliverables related to the collaboration with Merck KGaA, Darmstadt Germany, including the licenses of exclusive rights granted to Merck KGaA, Darmstadt Germany, as well as the Company's performance obligations to provide Phase 1 research and development services, would be accounted for as separate units of accounting. This determination was made because each deliverable has stand-alone value to Merck KGaA, Darmstadt Germany and the arrangement does not include a right of return for any deliverable. The Company recognized the upfront non-refundable license fee upon the delivery of the license right and the reimbursement of the Phase 1 research and development services on a straight-line basis over the performance period ranging from one to three years from the execution date of the respective collaboration arrangements. The Company has made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation was based upon the relative selling price determined using the BESP of each deliverable. Management utilized a discounted cash-flow model and considered a variety of factors in determining the best estimate of selling price of each deliverable, including, but not limited to: the rights that Merck KGaA, Darmstadt Germany was granted under the license, the early stage of the product candidates, the relative risks of successful development of the product candidates, the size of the potential market for the product candidates, competing products and the life-cycle of the product candidates. There have been no significant changes in either the selling price or the method or assumptions used to determine the selling price for a specific unit of accounting during any of the periods presented.

        The Company did not elect the milestone method of revenue recognition under ASC 605-28. Therefore, the additional Phase 1 research and development fees related to the 5th patient dosing were combined with the other consideration received in the arrangement, being the license and Phase 1 research and development reimbursements. Based on the above, the additional fee related to the

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

13. Research and development collaborative arrangements (Continued)

5th patient dosing was allocated based on the relative selling price percentages determined for the separate units of account at the inception of the Collaborative Arrangements. Upon completion of the 5th patient dosing, the fee allocated to the license was recognized immediately and the fee allocated to research and development reimbursements was recognized on a straight-line basis over the performance period under the cumulative catch-up approach. The 5th patient dosing was completed, and the Company received $5,000 for BRAF and $9,000 for PARP on May 14, 2014 and September 17, 2014, respectively.

        The repurchase consideration of $10,000 associated with the reacquisition of the rights to the PARP inhibitor was charged to research and development expenses as incurred because the rights have no alternative future use. As Merck KGaA, Darmstadt Germany has no further rights in the Ex-PRC territories under the PARP Collaborative Agreements, the advances previously received from Merck KGaA, Darmstadt Germany amounting to $3,018 were offset against the aforementioned repurchase consideration.

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

        In addition to the collaboration with Merck KGaA, Darmstadt Germany, the Company also provided research and development services to other customers in the PRC amounting to nil, nil and $81, respectively, for the years ended December 31, 2016, 2015 and 2014.

        The following table summarizes total collaboration revenue recognized for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	$	$	$
License revenue	—	—	6,679
Research and development revenue	1,070	8,816	6,356

Total	1,070	8,816	13,035

        The Company recorded advances from customers related to the research and development collaboration arrangement with Merck KGaA, Darmstadt Germany of approximately nil and $1,070 at December 31, 2016 and 2015, respectively.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

14. Loss per share

        Loss per share was calculated as follows:

	Year Ended December 31
	2016	2015	2014
	$	$	$
Numerator:
Net loss attributable to ordinary shareholders for computing basic and diluted loss per ordinary share	(119,217)	(57,102)	(18,278)
Denominator:
Weighted average number of ordinary shares outstanding for computing basic and diluted loss per ordinary share	403,619,446	110,597,263	99,857,623

Basic and diluted loss per share	(0.30)	(0.52)	(0.18)

        For the years ended December 31, 2016, 2015 and 2014, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position.

        The effects of all convertible preferred shares, share options, restricted shares, warrants and option to purchase ordinary or preferred shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the years ended December 31, 2016 and 2015.

        The effects of all convertible preferred shares, share options, restricted shares, subordinated convertible promissory note, convertible promissory notes, the secured guaranteed convertible promissory notes, warrants and option to purchase ordinary or preferred shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the years ended December 31, 2014.

15. Share-based compensation

Share options

2011 Share incentive plan

        On April 15, 2011, the Board of Directors approved the 2011 Share Incentive Plan (the "2011 Plan"), which is administered by the Board of Directors or any of its committees such as the Option Committee. Under the Plan, the Board of Directors may grant options to its employees, directors and consultants to purchase an aggregate of no more than 17,000,000 ordinary shares of the Company (the "Option Pool"). On June 29, 2012, March 28, 2013, August 10, 2014, October 6, 2014 and April 17, 2015, the Board of Directors approved the increase in the Option Pool to 19,000,000 ordinary shares, 24,600,000 ordinary shares, 27,100,000 ordinary shares, 30,560,432 ordinary shares and 43,560,432 ordinary shares, respectively.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

15. Share-based compensation (Continued)

2016 Share option and incentive plan

        On January 14, 2016, in connection with the IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the "2016 Plan"), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan plus any shares available under the 2011 Plan and not subject to any outstanding options as of the effective date of the 2016 Plan. The 2016 Plan provides for an annual increase in the shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2017 and continuing until the expiration of the 2016 Plan, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of director or the compensation committee. This number is subject to adjustment in the event of a share split, share dividend or other change in the Company's capitalization. In addition, options cancelled or forfeited under the 2011 Plan will also be available for issuance under the 2016 Plan.

        During the years ended December 31, 2015 and 2014, the Company granted 15,663,600 and 3,766,000 options to employees, as well as 1,950,000 and 125,000 options to non-employees under the 2011 Plan, respectively.

        In January 2016, the Company granted 1,685,152 options to employees and 732,000 options to consultants, with an exercise price of $1.85 per ordinary share under the 2011 Plan.

        On February 8, 2016, the Company granted 460,626 options with an exercise price of $2.43 per ordinary share under the 2016 Plan.

        On May 3, 2016, the Company granted 2,376,000 options with an exercise price of $2.05 per ordinary share and 475,000 restricted ordinary shares under the 2016 Plan.

        On October 12, 2016, the Company granted 20,000 and 10,400 options to employees under the 2016 Plan, with exercise price of $0.5 per share and $1.85 per share, respectively.

        For the period from July 1, 2016 through December 31, 2016, except for the 30,400 options granted on October 12, 2016 (mentioned above), the Company granted an aggregate of 30,764,961 options to employees, 2,872,080 options to consultants, and 600,000 restricted ordinary shares to employees, under the 2016 Plan, with an exercise price per ordinary share equal to 1/13 of the closing price of the Company's ADS quoted on the NASDAQ Stock Exchange on the respective grant date.

        During the years ended December 31, 2016, 2015 and 2014, the Company granted nil, 11,400,500 and nil options to employees and nil, 3,800,167 and nil options to non-employees outside of the Company's 2011 Plan and 2016 Plan.

        Generally, options have a contractual term of 10 years and vest over a three- to five-year period, with the first tranche vesting one calendar year after the grant date or the service relationship start date and the remainder of the awards vesting on a monthly basis thereafter. Restricted shares vest over

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

15. Share-based compensation (Continued)

a four year period, with the first tranche vesting one calendar year after the grant date or the service relationship start date and the remainder of the awards vesting on a yearly basis thereafter.

        As of December 31, 2016, share-based awards to purchase 77,079,743 ordinary shares were outstanding and share-based awards to purchase 34,712,601 ordinary shares were available for future grant under the Plan.

Modification

        On October 1, 2015 ("Modification Date"), a consultant surrendered 1,000,000 options in exchange for a reduction of the vesting period ("Modified Option Agreement"). The fair value of the options immediately after the modification was higher than that immediately before the modification. The total incremental compensation cost for the modification of $81 was recognized on Modification Date. Subsequently, on November 1, 2015 ("Date of the Change in Employment Status"), the consultant became an employee of the Company. Under the terms of the Modified Option Agreement, the individual retains the same vesting terms; hence, there is no modification to account for. The fair value of the options to the consultant has been re-measured on the Date of the Change in Employment Status and compensation charges have been accounted for prospectively over the remaining vesting period.

        Upon the completion of the Company's IPO on February 8, 2016, a consultant became a member of the Company's board of directors. Under the terms of the original option agreement, the individual retains the option grants on a change in status; hence, there is no modification to account for. The fair value of the options granted by the Company to the consultant has been re-measured as of February 8, 2016 and compensation charges have been accounted for prospectively over the remaining vesting period.

        There were no other modifications to the Company's share option arrangements for the periods presented.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

15. Share-based compensation (Continued)

Employee share option

        The following table summarizes the Company's employee share option activities under the share option plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	$	Years	$
Outstanding at December 31, 2015	36,915,321	0.35	0.20	8.71	—
Granted	35,317,139	2.32	1.60	—	—
Transferred from non-employee*	5,188,258	—	—	—	—
Exercised	(608,950)	0.10	0.03	—	1,350
Forfeited	(5,279,350)	0.92	0.43	—	—

Outstanding at December 31, 2016	71,532,418	1.29	0.88	8.63	—

Exercisable as of December 31, 2016	16,678,891	0.26	—	7.11	34,577

Vested or expected to vest at December 31, 2016	65,119,718	1.26	—	8.58	73,297

*
Represents share options of a consultant who became a member of the Company's board of directors on February 8, 2016, and thus this individual's options are treated as employee share options.

        The aggregate intrinsic value in the table above represents the difference between the fair value of Company's ordinary shares as at the balance sheet date and the exercise price. Total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $1,350, $12,496 and $737, respectively.

        The total weighted average grant-date fair value of the equity awards granted during the years ended December 31, 2016, 2015 and 2014 were $1.60, $0.28 and $0.01 per option, respectively. The total fair value of the equity awards vested during the years ended December 31, 2016, 2015 and 2014 were $2,821, $72 and $87, respectively.

        As of December 31, 2016, there were $54,939 of total unrecognized employee share-based compensation expenses, net of estimated forfeitures, related to unvested share-based awards which are expected to be recognized over a weighted-average period of 3.45 years. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

15. Share-based compensation (Continued)

Non-employee share option

        The following table summarizes the Company's non-employee share option activities under the share option plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	$	Years	$
Outstanding at December 31, 2015	7,194,669	0.37	0.08	8.63	—
Granted	3,604,080	2.29	1.63	—	—
Transferred to employee*	(5,188,258)	—	—	—	—
Exercised	(1,166)	0.01	0.01	—	3
Forfeited	(62,000)	0.54	0.37	—	—

Outstanding at December 31, 2016	5,547,325	1.52	1.06	8.31	—

Exercisable as of December 31, 2016	1,267,562	0.17	—	5.18	2,742

Vested or expected to vest at December 31, 2016	5,547,325	1.52	—	8.31	4,543

*
Represents the share options of a consultant who became a member of the Company's board of directors on February 8, 2016, and thus this individual's options are treated as employee share options.

        The aggregate intrinsic value in the table above represents the difference between the fair value of Company's ordinary share as at the balance sheet date and the exercise price. Total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $3, nil and $278, respectively.

        The total weighted average grant-date fair value of the equity awards granted during the years ended December 31, 2016, 2015 and 2014 were $1.63, $0.35 and $0.01 per option, respectively. The total fair value of the equity awards vested during the years ended December 31, 2016, 2015 and 2014 were $52, $578 and $251, respectively.

        As of December 31, 2016, there was $6,262 of total unrecognized non-employee share-based compensation expenses, net of estimated forfeitures, related to unvested share- based awards which are expected to be recognized over a weighted-average period of 3.25 years. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

15. Share-based compensation (Continued)

Fair value of options

        The binomial option-pricing model was applied in determining the estimated fair value of the options granted. The model requires the input of highly subjective assumptions including the estimated expected stock price volatility and, the exercise multiple for which employees are likely to exercise share options. For expected volatilities, the trading history and observation period of the Company's own share price movement has not been long enough to match the life of the share option. Therefore, the Company has made reference to the historical price volatilities of ordinary shares of several comparable companies in the same industry as the Company. For the exercise multiple, the Company was not able to develop an exercise pattern as reference, thus the exercise multiple is based on management's estimation, which the Company believes is representative of the future exercise pattern of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Bills yield curve in effect at the time of grant. Prior to the completion of the Company's initial public offering, the estimated fair value of the ordinary shares, at the option grant dates, was determined with assistance from an independent third party valuation firm, and the Company's management was ultimately responsible for the determination of the estimated fair value of its ordinary shares. With the completion of the Company's initial public offering, a public trading market for the ADSs has been established, it is no longer necessary for the Company to estimate the fair value of ordinary shares at the option grant dates.

        The following table presents the assumptions used to estimate the fair values of the share options granted in the years presented:

Year Ended December 31,
	2016	2015	2014
Fair value of ordinary share	1.85 ~ 2.84	0.33 ~ 1.62	0.01 ~ 0.30
Risk-free interest rate	1.5% ~ 2.6%	1.5% ~ 2.4%	1.9% ~ 2.6%
Expected exercise multiple	2.2 ~ 2.8	2.2 ~ 2.8	2.2 ~ 2.8
Expected volatility	98% ~ 102%	94% ~ 106%	99% ~ 104%
Expected dividend yield	0%	0%	0%
Contractual life	10 years	10 years	10 years

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

15. Share-based compensation (Continued)

Restricted stock

        The following table summarizes the Company's employee restricted stock activities:

	Numbers of Shares	Weighted Average Grant Date Fair Value
		$
Outstanding at December 31, 2015	44,445	0.05
Granted	1,075,000	2.16
Vested	(44,445)	0.05
Forfeited	—	—

Outstanding at December 31, 2016	1,075,000	2.16

Expected to vest at December 31, 2016	1,075,000	2.16

        The Company had no non-employee restricted stock activities during the year ended December 31, 2016.

        As of December 31, 2016, there was $2,045 of total unrecognized share-based compensation expenses, net of estimated forfeitures, related to unvested restricted shares.

        The following table summarizes total compensation cost recognized for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	$	$	$
Research and development	8,076	9,593	4,030
General and administrative	2,549	618	2,607

Total	10,625	10,211	6,637

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

16. Accumulated other comprehensive income

        The movement of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustments	Unrealized Losses on available-for-sale securities	Total
	$	$	$
Balance as of December 31, 2014	147	(47)	100
Other comprehensive income before reclassifications	(749)	(1,474)	(2,223)
Amounts reclassified from accumulated other comprehensive income	—	314	314

Net-current period other comprehensive income	(749)	(1,160)	(1,909)

Balance as of December 31, 2015	(602)	(1,207)	(1,809)

Other comprehensive income before reclassifications	(245)	(307)	(552)
Amounts reclassified from accumulated other comprehensive income	—	1,415	1,415

Net-current period other comprehensive income	(245)	1,108	863

Balance as of December 31, 2016	(847)	(99)	(946)

17. Shareholders' equity

Conversion of Preferred Shares and Senior Promissory Note

        Upon completion of the IPO, all outstanding Preferred Shares were converted into 199,990,641 ordinary shares and the related carrying value of $176,084 was reclassified from mezzanine equity to shareholders' equity. The outstanding unpaid principal and interest of the Senior Promissory Note were converted into 7,942,314 ordinary shares, computed at the initial public offering price of $1.85 per ordinary share and the related carrying value of $14,693 was reclassified from current liability to shareholders' equity.

Exercise of warrants and option

        In January 2016 and February 2016, certain warrants in connection with the convertible promissory notes and short term notes were exercised to purchase 621,637 Preferred Shares, which were converted into 621,637 ordinary shares. On the IPO closing date, (i) the Company's landlord exercised its option to purchase 1,451,586 ordinary shares of the Company; (ii) Baker Bros. exercised their warrants to purchase 2,592,593 ordinary shares at an exercise price of $0.68 per share; and (iii) a senior executive exercised warrants to purchase 57,777 Preferred Shares at an exercise price of $0.68 per share, which were converted into 57,777 ordinary shares. Upon the exercise of the aforementioned option and warrants, except for Baker Bros.' warrants, which were initially classified in equity, the related carrying value totaling $3,687 was reclassified from current liabilities to shareholders' equity.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

18. Restricted net assets

        The Company's ability to pay dividends may depend on the Company receiving distributions of funds from its PRC subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company's PRC subsidiaries only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the consolidated financial statements prepared in accordance with GAAP differ from those reflected in the statutory financial statements of the Company's PRC subsidiaries.

        In accordance with the company law of the PRC, a domestic enterprise is required to provide statutory reserves of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise's PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the Board of Directors, from the profits determined in accordance with the enterprise's PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. The Company's PRC subsidiaries were established as domestic invested enterprises and therefore were subject to the above mentioned restrictions on distributable profits.

        During the years ended December 31, 2016, 2015 and 2014, no appropriation to statutory reserves was made because the PRC subsidiaries had substantial losses during such periods.

        As a result of these PRC laws and regulations including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company's PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.

        Foreign exchange and other regulation in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of December 31, 2016 and 2015, amounts restricted are the net assets of the Company's PRC subsidiaries, which amounted to $9,955 and $3,383, respectively.

19. Employee defined contribution plan

        Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Company's PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees' salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $2,148, $1,443 and $1,030 for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, the Company implemented a defined contribution 401(k) savings plan (the "401(k) Plan") for U.S. employees. The 401(k) Plan covers all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, the Company implemented a matching contribution to the 401(k) Plan, matching 50% of an employee's contribution up to a maximum of 3% of the participant's compensation. Company contributions to the 401(k) plan totaled $0.1 million in the year ended December 31, 2016. The Company did not have a

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

19. Employee defined contribution plan (Continued)

401(k) matching contribution in 2015 or 2014. Employee benefits for the remaining subsidiaries were immaterial.

20. Commitments and contingencies

Operating lease commitments

        The Company leases office and manufacturing facilities under non-cancelable operating leases expiring on different dates in the United States and China. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases, and the terms of the leases do not contain rent escalation, contingent rent, renewal, or purchase options.

        There are no restrictions placed upon the Company by entering into these leases. Total expenses under these operating leases were $1,974, $1,136 and $940 for the years ended December 31, 2016, 2015 and 2014, respectively.

        Future minimum payments under non-cancelable operating leases consist of the following as of December 31, 2016:

$
Year ending December 31:
2017	2,931
2018	2,723
2019	1,804
2020	1,600
2021 and thereafter	457

9,515

        On April 10, 2016, the Company entered into a Lease Agreement with Suzhou Industrial Park Biotech Development Co., Ltd. for an approximately 11,000 square meter facility for research and manufacturing use in Suzhou, China. The lease commenced on April 18, 2016 and will expire on July 17, 2021. The initial rent, the payment of which commenced on July 18, 2016, is RMB 281 per month, plus service charges of RMB 65 per month and other fees for use of the premises, including water costs and electricity. The service charges will remain unchanged for the first three years and the increasing range thereafter will not exceed 5% of the previous yearly service charges. Suzhou Industrial Park Administrative Committee will pay full monthly rent for the first three years and 50% of the monthly rent for the following two years.

Capital commitments

        The Company had capital commitments amounting to $4,527 for the acquisition of property, plant and equipment as of December 31, 2016, which was mainly for building BeiGene Suzhou's manufacturing facility in Suzhou, China.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

21. Selected quarterly financial data (unaudited)

        The following table summarizes the unaudited statements of operations for each quarter of 2016 and 2015 (in thousands except share and per share amounts). The unaudited quarterly information has been prepared on a basis consistent with the audited financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or for any future period and there can be no assurances that any trend reflected in such results will continue in the future.

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Revenue	677	393	—	—
Loss from operations	(20,334)	(24,628)	(34,828)	(37,270)
Net loss	(22,001)	(24,124)	(35,494)	(37,598)
Net loss attributable to ordinary shareholders	(22,001)	(24,124)	(35,494)	(37,598)
Basic and diluted net loss per share(1)	(0.07)	(0.06)	(0.08)	(0.08)

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Revenue	1,379	1,380	1,380	4,677
Loss from operations	(9,812)	(6,565)	(13,992)	(26,376)
Net loss	(10,212)	(5,641)	(13,999)	(27,250)
Net loss attributable to ordinary shareholders	(10,212)	(5,641)	(13,999)	(27,250)
Basic and diluted net loss per share(1)	(0.09)	(0.05)	(0.13)	(0.23)

(1)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount because of differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.

22. Subsequent events

Manufacturing Facility in Guangzhou

        On March 7, 2017, BeiGene (Hong Kong) Co., Limited ("BeiGene HK"), a wholly owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. ("GET"), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC. The joint venture, (the "JV Company"), BeiGene Biologics Co., Ltd., will also provide funding for research and development of biologic drug candidates in the PRC.

BEIGENE, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)

22. Subsequent events (Continued)

        Under the terms of the Equity Joint Venture Contract, BeiGene HK will make an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in the JV Company. GET will provide a total of RMB1,000,000 cash to the JV Company including a 5% equity interest in the JV Company and a shareholder loan (the "Shareholder Loan") to the JV Company. The term of the Shareholder Loan is 72 calendar months, commencing from the actual draw down date indicated in the receipt of the Shareholder Loan, which has not yet occurred. Interest accrues at 8% per annum. No accrued interest is due and payable prior to the repayment of the principal or the debt-to-equity conversion. The Shareholder Loan may be prepaid or converted in full or partially into a mid-single digit percentage equity interest in the JV Company prior to its maturity date pursuant to the terms of the JV Agreement upon the achievement of certain regulatory milestones. The Shareholder Loan can only be used for the JV Company, including the construction and operation of the biologics manufacturing facility and research and development and clinical trials to be carried out by the JV Company. If the JV Company does not use the Shareholder Loan proceeds for the specified purposes, GET may be entitled to certain liquidated damages. In the event of an early termination of the JV Agreement, the Shareholder Loan will become due and payable at the time of termination of the JV Agreement. Under the terms of the Capital Increase Agreement, BeiGene HK will contribute RMB200,000 as cash capital contributions over a three-year period commencing March 31, 2017. GET will contribute its full cash contribution, including the Shareholder Loan, not later than March 31, 2017.

        The JV Company will establish a biologics manufacturing facility in Guangzhou (the "Factory") through a wholly-owned subsidiary (the "Factory Sub") to manufacture biologics, with a registered capital of RMB1,000,000. The Factory Sub expects to acquire at least 100,000 square meters of land for the Factory in the Sino-Singapore Guangzhou Knowledge City and borrow RMB1,000,000 in the form of a commercial bank loan for the purpose of the construction and operation of the Factory and expects to receive certain interest subsidies for commercial loan interest payment(s), subject to limitation.

Collaboration with Merck KGaA, Darmstadt Germany

        In March 2017, the Company regained the worldwide rights to BGB-283 after Merck KGaA, Darmstadt Germany informed the Company it will not exercise the Continuation Option in its former exclusive license to commercialize and manufacture BGB-283 outside of China.

 SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2017	BEIGENE, LTD.
	By:	/s/ JOHN V. OYLER John V. Oyler Chief Executive Officer and Chairman (Principal Executive Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ JOHN V. OYLER John V. Oyler	Chief Executive Officer and Chairman (Principal Executive Officer)	March 22, 2017
/s/ HOWARD LIANG Howard Liang	Chief Financial Officer and Chief Strategy Officer (Principal Financial and Accounting Officer)	March 22, 2017
/s/ TIMOTHY CHEN Timothy Chen	Director	March 22, 2017
/s/ DONALD W. GLAZER Donald W. Glazer	Director	March 22, 2017

Signature	Title	Date

/s/ MICHAEL GOLLER Michael Goller	Director	March 22, 2017
/s/ RANJEEV KRISHANA Ranjeev Krishana	Director	March 22, 2017
/s/ THOMAS MALLEY Thomas Malley	Director	March 22, 2017
/s/ KE TANG Ke Tang	Director	March 22, 2017
/s/ XIAODONG WANG Xiaodong Wang	Director	March 22, 2017
/s/ QINGQING YI Qingqing Yi	Director	March 22, 2017

 Exhibit Index

Exhibit No.		Description
3.1		Fourth Amended and Restated Memorandum and Articles of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-37686) filed on February 11, 2016)

4.1		Deposit Agreement dated February 5, 2016 by and among the Company, the Depositary and holders of the American Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-37686) filed on February 11, 2016)

4.2		Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-37686) filed on April 11, 2016)

4.3		Form of American Depositary Receipt (included in Exhibit 4.1)

4.4		Specimen Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on December 9, 2015)

4.5		Second Amended and Restated Investors' Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein (incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

4.6		Amendment No. 1 to Second Amended and Restated Investors' Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein (incorporated by reference to Exhibit 10.21 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on January 27, 2016)

4.7		Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37686) filed on August 10, 2016)

4.8		Registration Rights Agreement, dated as of November 16, 2016, by and among BeiGene, Ltd. and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37686) filed on November 17, 2016)

10.1	†	BeiGene, Ltd. 2011 Option Plan, as amended and form of option agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.2	†	2016 Share Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on January 19, 2016)

10.3	†	Form of Indemnification Agreement, entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on January 19, 2016)

10.4		Lease dated February 1, 2011 by and between BeiGene (Beijing) Co., Ltd. and Beijing Xintaike Medical Device Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

Exhibit No.		Description
10.5	#	Amended and Restated License Agreement for BRAF in Ex-PRC, dated December 10, 2013, by and between the Registrant and Merck KGaA, Darmstadt Germany (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.6	#	Amended and Restated License Agreement for BRAF in PRC, dated December 10, 2013, by and between the Registrant and Merck KGaA, Darmstadt Germany (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.7	#	License Agreement for PARP in Ex-PRC, dated October 28, 2013, by and between the Registrant and Merck KGaA, Darmstadt Germany (incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.8	#	License Agreement for PARP in PRC, dated October 28, 2013, by and between the Registrant and Merck KGaA, Darmstadt Germany (incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.9	#	Purchase of Rights Agreement, dated October 1, 2015, by and between the Registrant and Merck KGaA, Darmstadt Germany (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.10	#	Option Agreement, dated October 1, 2015, by and between the Registrant and Merck KGaA, Darmstadt Germany (incorporated by reference to Exhibit 10.15 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.11	#	Amendment Agreement, dated October 1, 2015, by and between the Registrant and Merck KGaA, Darmstadt Germany (incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.12		Second Amendment Agreement, dated December 3, 2015, by and between the Registrant and Merck KGaA, Darmstadt Germany (incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on December 9, 2015)

10.13	†	Employment Agreement, dated July 13, 2015, by and between BeiGene USA, Inc. and Howard Liang (incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.14	†	Employment Agreement, dated October 5, 2015, by and between BeiGene USA, Inc. and RuiRong Yuan (incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on December 9, 2015)

10.15	†	Employment Contract, dated July 7, 2014, by and between BeiGene (Beijing) Co., Ltd. and Jason Yang (incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.16	†	Employment Contract, dated July 1, 2014, by and between BeiGene (Beijing) Co., Ltd. and Wendy Yan (incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.17	†	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.19 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on January 19, 2016)

Exhibit No.		Description
10.18		Senior Promissory Note, dated February 2, 2011, by the Registrant in favor of Essex Chemie AG (incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.19		Note Amendment and Exchange Agreement, dated January 26, 2016, by and between the Registrant and Merck Sharp & Dohme Research GmbH (incorporated by reference to Exhibit 10.20 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on January 27, 2016)

10.20	#	Entrusted Loan Contract, dated September 2, 2015, by and between BeiGene (Suzhou) Co., Ltd.; Suzhou Industrial Park Biotech Development Co., Ltd.; and China Construction Bank (English translation) (incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1 (File No. 333-207459) filed on October 16, 2015)

10.21		Lease Agreement, dated as of April 10, 2016, between BeiGene (Suzhou) Co., Ltd. and Suzhou Industrial Park Biotech Development Co., Ltd (English Translation) (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37686) filed on May 12, 2016)

10.22	†	Separation Agreement and Release, dated as of April 28, 2016, by and between BeiGene USA, Inc. and RuiRong Yuan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37686) filed on May 12, 2016)

10.23	†	Employment Agreement, dated as of April 28, 2016, by and between BeiGene USA, Inc. and Ji Li (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37686) filed on August 10, 2016)

10.24	#	Supplemental Agreement to the Entrusted Loan Contract, dated as of June 11, 2016, by and between BeiGene (Suzhou) Co., Ltd.; Suzhou Industrial Park Biotech Development Co., Ltd.; and China Construction Bank Suzhou Industrial Park Branch (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37686) filed on August 10, 2016)

10.25	†	Employment Agreement, dated as of August 8, 2016, by and between BeiGene USA, Inc. and Amy Peterson (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37686) filed on November 10, 2016)

10.26	†	Employment Agreement, dated as of August 19, 2016, by and between BeiGene USA, Inc. and Dr. Jane Huang (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37686) filed on November 10, 2016)

10.27	†	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37686) filed on November 17, 2016)

21.1		List of Subsidiaries of the Registrant

23.1		Consent of Ernst & Young Hua Ming LLP

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principle Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101	The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity (Deficit), and (vi) Notes to the Consolidated Financial Statements

†
Indicates a management contract or any compensatory plan, contract or arrangement.

#
Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this exhibit omitted and filed separately.

*
Furnished herewith.

QuickLinks

BeiGene, Ltd. Annual Report on Form 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
Target Inhibition by Ibrutinib Is Incomplete
BGB-3111: Drug Exposure in Humans, Half-life, and In Vitro Potency Comparison to Historical Data on Ibrutinib and Acalabrutinib^
BGB-3111: Complete and Sustained BTK Inhibition in PBMC and Lymph Node
BGB-3111 Phase 1 Trial in WM: Efficacy Summary
BGB-3111 Phase 1 Trial in WM: Depth of Response Improves Over Time on Treatment
BGB-3111 Phase 1 Trial in WM: Response Rate and Depth vs. Ibrutinib^ Comparison of Response Rates to Historical Data on Ibrutinib with Comparable Follow-Up Time
BGB-3111 Phase 1 Safety: AEs Independent of Causality—BGB-3111 is Well-Tolerated in CLL/SLL and WM
BGB-3111 Phase 1 Trial in CLL
BGB-3111 Phase 1 Lymph Node Response
BGB-3111 Phase 1: Median Change from Baseline in SPD over Treatment Time—Consistent with WM Data, Response Also Appears Deeper in CLL^
BGB-3111 Phase 3 Study Design in WM
BGB-3111 Combination Potential: Differentiated Activity in Combination with CD20 Antibody Relative to Ibrutinib
BGB-3111 Combination Potential: Strong Rationale to Combine Our BTK and PD-1 Inhibitors
BGB-A317 Phase 1 Trial: Most Common Treatment-Related Adverse Events
BGB-A317 Phase 1 Trial: Best Response in Target Lesion in Phase 1 Dose Escalation
BGB-A317 Phase 1 Trial: Change in Target Lesion from Baseline in Phase 1 Dose Escalation
BGB-290 Phase 1 Trial: Drug-Related Adverse Events
BGB-290 Phase 1 Trial: Best Response in Target Lesion in Ovarian Cancer Patients in Phase 1 Dose Escalation
BGB-290 Phase 1 Trial: Treatment Response and Duration by Dose and by Tumor Types in Phase 1 Dose Escalation
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Mine Safety Disclosures
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 11 MONTH CUMULATIVE TOTAL RETURN* Among BeiGene, Ltd., the NASDAQ Composite index and the NASDAQ Biotechnology Index
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
  Item 16. Form 10-K Summary
BEIGENE, LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
BEIGENE, LTD. CONSOLIDATED BALANCE SHEETS (Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)
BEIGENE, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)
BEIGENE, LTD. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)
BEIGENE, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)
BEIGENE, LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (Amounts in thousands of U.S. Dollar ("$"), except for number of shares and per share data)
BEIGENE, LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (Amounts in thousands of U.S. Dollar ("$") and Renminbi ("RMB"), except for number of shares and per share data)
SIGNATURES
POWER OF ATTORNEY
Exhibit Index