Form 10-Q
period 2017-03-31
BeiGene, Ltd.
filed 2017-05-10
CIK 1651308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

As of May 5, 2017, 518,902,349 ordinary shares, par value $0.0001 per share, were outstanding, of which 287,175,707 ordinary shares were held in the form of 22,090,439 American Depositary Shares, each representing 13 ordinary shares.

BeiGene, Ltd.

Quarterly Report on Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEIGENE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

		As of
	Note	March 31, 2017	December 31, 2016
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		97,750	87,514
Short-term investments	3	229,726	280,660
Prepaid expenses and other current assets		8,702	6,225
Total current assets		336,178	374,399
Property and equipment, net	4	30,723	25,977
Deferred tax assets	5	2,928	768
Other non-current assets		6,900	4,669
Total non-current assets		40,551	31,414
Total assets		376,729	405,813
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		20,482	11,957
Accrued expenses and other payables	6	24,463	22,297
Short-term loan	8	2,470	—
Tax payable	5	2,570	804
Total current liabilities		49,985	35,058
Non-current liabilities:
Long-term bank loan	9	17,434	17,284
Other long-term liabilities		893	564
Total non-current liabilities		18,327	17,848
Total liabilities		68,312	52,906
Commitments and contingencies	17
Shareholders’ equity:
Ordinary shares (par value of US$0.0001 per share; 9,500,000,000 shares authorized; 518,602,349 shares issued and outstanding as of March 31, 2017 (December 31, 2016: 9,500,000,000 shares authorized; 515,833,609 shares issued and outstanding)		52	52
Additional paid-in capital		597,268	591,213
Accumulated other comprehensive loss	14	(868)	(946)
Accumulated deficit		(288,035)	(237,412)
Total shareholders’ equity	15	308,417	352,907
Total liabilities and shareholders’ equity		376,729	405,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended March 31,
	Note	2017	2016
		$	$
Revenue
Collaboration revenue	11	—	677
Total revenue		—	677
Operating expenses:
Research and development		(42,773)	(17,877)
General and administrative		(8,769)	(3,134)
Total operating expenses		(51,542)	(21,011)
Loss from operations		(51,542)	(20,334)
Interest income, net		186	290
Changes in fair value of financial instruments	7	—	(1,514)
Gain/(loss) on sale of available-for-sale securities		8	(712)
Other income, net		905	313
Loss before income tax expense		(50,443)	(21,957)
Income tax expense	5	(180)	(44)
Net loss		(50,623)	(22,001)
Loss per share	12
Basic and diluted		(0.10)	(0.07)
Weighted-average number of ordinary shares used in net loss per share calculation	12
Basic and diluted		516,437,707	294,042,572
Loss per ADS
Basic and diluted		(1.27)	(0.97)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	$	$
Net loss	(50,623)	(22,001)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	90	97
Unrealized holding (loss)/gain, net	(12)	461
Comprehensive loss	(50,545)	(21,443)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollar (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended March 31,
	Note	2017	2016
		$	$
Operating activities
Net loss		(50,623)	(22,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	864	439
Share-based compensation expense	13	5,992	2,614
Loss on disposal of property and equipment		7	—
Changes in fair value of financial instruments		—	1,514
(Gain)/loss on sale of available-for-sale securities		(8)	712
Interest expense		—	93
Deferred income tax benefits		(2,160)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(2,477)	(406)
Other non-current assets		(41)	(47)
Accounts payable		8,474	(5,322)
Advances from customers		—	(677)
Accrued expenses and other payables		2,166	3,222
Tax payable		1,766	33
Other long-term liabilities		329	(15)
Net cash used in operating activities		(35,711)	(19,841)
Investing activities
Purchases of property and equipment		(5,068)	(3,303)
Payment for land auction deposit		(2,319)	—
Purchase of available-for-sale securities		(14,683)	—
Proceeds from sale or maturity of available-for-sale securities		65,613	43,646
Net cash provided by investing activities		43,543	40,343
Financing activities
Proceeds from issuance of ordinary shares, net of underwriter discount		—	169,409
Payment of initial public offering cost		—	(1,478)
Proceeds from short-term loan	8	2,470	—
Proceeds from exercise of warrants and options		63	2,118
Net cash provided by financing activities		2,533	170,049
Effect of foreign exchange rate changes, net		(129)	86
Net increase in cash and cash equivalents		10,236	190,637
Cash and cash equivalents at beginning of period		87,514	17,869
Cash and cash equivalents at end of period		97,750	208,506
Supplemental cash flow disclosures:
Income taxes paid		76	25
Interest expense paid		305	108
Non-cash activities:
Conversion of Senior Promissory Note		—	14,693
Conversion of deferred rental		—	980
Conversion of convertible preferred shares		—	176,084
Exercise of warrants and options		—	3,687
Initial public offering costs accrued in accrued expenses and other payables		—	166
Acquisitions of equipment included in accounts payable		2,204	91

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

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

Initial public offering

On February 8, 2016, the Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market. 6,600,000 ADSs representing 85,800,000 ordinary shares were sold at $24.00 per ADS, or $1.85 per ordinary share (the “IPO Price”). Additionally, the underwriters exercised their options to purchase an additional 990,000 ADSs representing 12,870,000 ordinary shares from the Company. Net proceeds from the IPO including underwriter options after deducting underwriting discount and offering expenses were $166,197. The deferred IPO costs of $15,963 were recorded as a reduction of the proceeds received from the IPO in shareholders’ equity.

Follow-on public offering

On November 23, 2016, the Company completed a follow-on public offering at a price of $32.00 per ADS, or $2.46 per ordinary share. In this offering, the Company sold 5,781,250 ADSs representing 75,156,250 ordinary shares. Additionally, the underwriters exercised their options to purchase an additional 850,000 ADSs representing 11,050,000 ordinary shares from the Company. The selling shareholders sold 468,750 ADSs representing 6,093,750 ordinary shares. Net proceeds from this offering including underwriter options after deducting the underwriting discount and offering expenses were $198,625. The Company did not receive any proceeds from the sale of the shares by the selling shareholders. The deferred follow-on public offering costs of $13,575 were recorded as a reduction of the proceeds received from the offering in shareholders’ equity.

As at March 31, 2017, the Company’s subsidiaries are as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Percentage of Ownership by the Company	Principal Activities
BeiGene (Hong Kong) Co., Limited.(“BeiGene HK”)	Hong Kong	November 22, 2010	100%	Investment holding

BeiGene (Beijing) Co., Ltd. (“BeiGene (Beijing)”)	The People’s Republic of China (“PRC” or “China”)	January 24, 2011	100%	Medical and pharmaceutical research

BeiGene AUS Pty Ltd.	Australia	July 15, 2013	100%	Clinical trial activities

BeiGene 101	Cayman Islands	August 30, 2012	100%	Medical and pharmaceutical research

BeiGene (Suzhou) Co., Ltd. (“BeiGene (Suzhou)”)	PRC	April 9, 2015	100%	Medical and pharmaceutical research

BeiGene USA, Inc.(“BeiGene (USA)”)	United States	July 8, 2015	100%	Clinical trial activities

BeiGene (Shanghai) Co., Ltd. (“BeiGene (Shanghai)”)	PRC	September 11, 2015	100%	Medical and pharmaceutical research

BeiGene Biologics Co., Ltd. (“BeiGene Biologics”)	PRC	January 25, 2017	100%	Biologics manufacturing

BeiGene Guangzhou Biologics Manufacturing Co., Ltd. (“BeiGene Guangzhou Factory”)	PRC	March 3, 2017	100%	Biologics manufacturing

Manufacturing Facility in Guangzhou

On March 7, 2017, BeiGene HK, a wholly owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. (“GET”), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC.

Under the terms of the Equity Joint Venture Contract (the “JV Agreement”), BeiGene HK will make an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET will provide a cash capital contribution of RMB100,000 to BeiGene Biologics representing a 5% equity interest in BeiGene Biologics. GET will also provide a shareholder loan (the “Shareholder Loan”) of RMB900,000 to BeiGene Biologics. The term of the Shareholder Loan is 72 calendar months, commencing from the actual draw down date. Interest accrues at 8% per annum. No accrued interest is due and payable prior to the repayment of the principal or the debt-to-equity conversion. The Shareholder Loan may be repaid or converted in full or partially into a mid-single digit percentage equity interest in BeiGene Biologics prior to its maturity date pursuant to the terms of the JV Agreement upon the achievement of certain regulatory milestones. The Shareholder Loan can only be used for BeiGene Biologics, including the construction and operation of the biologics manufacturing facility and research and development and clinical trials to be carried out by BeiGene Biologics. If BeiGene Biologics does not use the Shareholder Loan proceeds for the specified purposes, GET may be entitled to certain liquidated damages. In the event of an early termination of the JV Agreement, the Shareholder Loan will become due and payable at the time of termination of the JV Agreement.

2.  Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, which are all wholly-owned by the Company as of March 31, 2017. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, identifying separate accounting units and estimating the best estimate of selling price of each deliverable in the Company’s revenue arrangements, assessing the impairment of long-lived assets, share-based compensation expenses, realizability of deferred tax assets and the fair value of financial instruments. Management bases the estimates on historical experience and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents which consist primarily of money market funds are stated at fair value.

Fair value measurements

Fair value of financial instruments

Financial instruments of the Company primarily include cash and cash equivalents, short-term investments, short-term loan, long-term bank loan, and accounts payable. As of March 31, 2017 and December 31, 2016, the carrying values of cash and cash equivalents, accounts payable and short-term loan approximated their fair values due to the short-term maturity of these instruments. The short-term investments represented the available-for-sale debt securities which are recorded at fair value based on quoted prices in active markets with unrealized gain or loss recorded in other comprehensive income or loss. The long-term bank loan approximates its fair value due to the fact that the related interest rate approximates the rate currently offered by financial institutions for similar debt instruments of comparable maturities. The warrants in connection with the convertible promissory notes and the option to purchase shares by rental deferral were exercised in January 2016 and February 2016. The Company determined the exercise date fair value of the warrants and option using the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price, as the exercise dates were immediately prior to or very close to the IPO closing date.

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

Financial instruments measured at fair value on a recurring basis

The following tables set forth assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

As of March 31, 2017	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
U.S. Treasury securities	229,726	—	—
Cash equivalents
Money market funds	44,342	—	—

As of December 31, 2016	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Available-for-sale securities (note 3):
U.S. Treasury securities	280,660	—	—
Cash equivalents
Money market funds	44,052	—	—

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the financial statement impact of adoption.

3.  Short-term investments

Short-term investments as of March 31, 2017 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. Treasury securities	229,837	—	111	229,726
Total	229,837	—	111	229,726

Short-term investments as of December 31, 2016 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. Treasury securities	280,757	—	97	280,660
Total	280,757	—	97	280,660

Contractual maturities of all debt securities as of March 31, 2017 were within one year. The Company does not intend to sell its investments in U.S. Treasury securities and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity. Therefore, the Company does not consider the investment in U.S. Treasury securities to be other-than-temporarily impaired at March 31, 2017. The cost of securities sold is based on the specific identification method.

4.  Property and equipment

Property and equipment consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	$	$
Office equipment	528	449
Electronic equipment	776	647
Laboratory equipment	8,343	7,536
Computer software	328	317
Leasehold improvements	10,670	9,446
Property and equipment, at cost	20,645	18,395
Less accumulated depreciation and amortization	(8,392)	(7,473)
Construction in progress	18,470	15,055
Property and equipment, net	30,723	25,977

Construction in progress as of March 31, 2017 and December 31, 2016 of $18,470 and $15,055, respectively, primarily relates to BeiGene (Suzhou)’s manufacturing facility and laboratory that are still under construction. Depreciation expense for the three months ended March 31, 2017 and 2016 was $864 and $439, respectively.

5.  Income taxes

Income tax expense was $180 and $44, respectively, for the three months ended March 31, 2017 and 2016. Income tax expense is attributable to BeiGene (USA), a wholly owned subsidiary, which was established in July 2015 and provides general management services and strategic advisory services to the Company. The Company and its other subsidiaries were in cumulative loss positions for the three months ended March 31, 2017 and 2016.

The Company has recorded a full valuation allowance against deferred tax assets related to net operating losses and other deductible temporary differences in all of its subsidiaries, with the exception of BeiGene (USA). As of March 31, 2017, deferred tax assets of $2,928 were primarily related to deductible temporary differences on share-based compensation expense, depreciation and accruals. In the three months ended March 31, 2017, tax expense was comprised of a deferred tax benefit of $2,160 and tax expense of $2,340. Taxes payable totaled $2,570 and $804 as of March 31, 2017 and December 31, 2016, respectively. No material unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.

6.  Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	$	$
Compensation related	2,894	3,980
External research and development activities related	17,012	14,198
Others	4,557	4,119
Total accrued expenses and other payables	24,463	22,297

7.  Warrants and option liabilities

Option to purchase shares by rental deferral

On September 1, 2012, in conjunction with a lease agreement of one of its premises, the Company granted the landlord an option to purchase the Company’s ordinary shares (the “Option”) in exchange for the deferral of the payment of one year’s rental expense. The Option was a freestanding instrument and was recorded as liability in accordance with ASC480, Distinguishing Liabilities from Equity. The Option was initially recognized at fair value with subsequent changes in fair value recorded in losses. Prior to the Company’s IPO, the Company determined the fair value of the Option with the assistance of an independent third party valuation firm. On February 8, 2016, immediately prior to the Company’s IPO, the landlord exercised the Option to purchase 1,451,586 ordinary shares of the Company. As the exercise date was the IPO closing date, the exercise date fair value of the Option of $2,540 was determined based on its intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price of such purchased ordinary shares. During the three months ended March 31, 2016, the Company recognized a loss from the increase in fair value of the Option of $1,151.

Warrants in connection with the promissory notes

During the years ended December 31, 2012 to 2014, the Company entered into agreements with several investors to issue convertible promissory notes, and related warrants to purchase the Company’s preferred shares up to 10% of the convertible promissory notes’ principal amount concurrently for an aggregate principal amount of $2,410. The warrants were freestanding instruments and were recorded as liabilities in accordance with ASC480. The warrants were initially recognized at fair value with subsequent changes in fair value recorded in losses. In January 2016 and February, 2016, the warrants issued in connection with the promissory notes were exercised for 621,637 Preferred Shares, which shares were converted into 621,637 ordinary shares. As the exercise dates were very close to the IPO closing date, the respective exercise date fair value of the warrants of $1,148 was determined based on the intrinsic value, which equaled the difference between the share price at the IPO closing date and the exercise price of the issued warrants. For the three months ended March 31, 2016, the Company recognized a loss from the increase in fair value of the warrants of $363.

8.  Short-term loan

On March 28, 2017, BeiGene Biologics borrowed a RMB denominated short-term loan with a principal amount of $2,470 from GET. The loan was interest-free and was a temporary borrowing for the payment of a land auction deposit. The land was expected to be acquired for building the biologics manufacturing facility in Guangzhou. On April 14, 2017, the short-term loan was fully settled.

9.  Long-term bank loan

On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17,434 at a 7% fixed annual interest rate. As of March 31, 2017, the Company has drawn down $17,434, which is secured by BeiGene (Suzhou)’s equipment with a carrying amount of $22,486 and the Company’s rights to a PRC patent on a drug candidate. The loan principal amounts of $8,717 and $8,717 are repayable on September 30, 2018 and 2019, respectively. Interest expense recognized for the three months ended March 31, 2017 and 2016 amounted to $305 and $108, respectively.

10.  Related party balances and transactions

During the three months ended March 31, 2017 and 2016, a shareholder, who is also a director, provided consulting services to the Company at a fee of $25 and $25, respectively.

11.  Research and development collaborative arrangements

To date, the Company’s revenue has consisted of upfront license fees, reimbursed research and development expenses and milestone payments from its collaboration agreements with Merck KGaA, Darmstadt Germany on BGB-290 and BGB-283. The Company did not enter into any new collaborative arrangements during the three months ended March 31, 2017 and 2016.

In March 2017, the Company regained the worldwide rights to BGB-283 after Merck KGaA, Darmstadt Germany informed the Company that it would not exercise a continuation option under the agreement, and thus, the ex-PRC BRAF Agreement has terminated in its entirety, except for certain provisions that will survive the termination.

Revenue recognized in the three months ended March 31, 2016, related to Phase 1 research and development fees from the Company’s BRAF inhibitor, in accordance with the collaboration agreement with Merck KGaA Darmstadt Germany. Phase 1 services were completed by mid-2016 and as a result, all of the advance payments received from the collaboration to date have been recognized.

The following table summarizes total collaboration revenue recognized for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	$	$
Research and development revenue	—	677
Total	—	677

For more information on our collaboration agreements with Merck KGaA, Darmstadt Germany, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” of this Quarterly Report on Form 10-Q.

12.  Loss per share

Loss per share was calculated as follows:

	Three Months Ended March 31,
	2017	2016
	$	$
Numerator:
Net loss attributable to ordinary shareholders for computing basic and diluted loss per ordinary share	(50,623)	(22,001)
Denominator:
Weighted average number of ordinary shares outstanding for computing basic and diluted loss per ordinary share	516,437,707	294,042,572
Basic and diluted loss per share	(0.10)	(0.07)

For the three months ended March 31, 2017 and 2016, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position.

The effects of all share options and restricted shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three months ended March 31, 2017.

The effects of all convertible preferred shares, share options, restricted shares, warrants and option to purchase ordinary or preferred shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three months ended March 31, 2016.

13.  Share-based compensation

2016 share option and incentive plan

On January 14, 2016, in connection with the IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan plus any shares available under the 2011 Option Plan, or 2011 Plan, and not subject to any outstanding options as of the effective date of the 2016 Plan. The 2016 Plan provides for an annual increase in the shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2017 and continuing until the expiration of the 2016 Plan, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of director or the compensation committee. This number is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization. In addition, options cancelled or forfeited under the 2011 Plan will also be available for issuance under the 2016 Plan.

During the three months ended March 31, 2017, the Company granted an aggregate of 11,973,000 options to employees under the 2016 Plan, with exercise price per ordinary share equal to 1/13 of the closing price of the Company’s ADS quoted on the NASDAQ Stock Exchange on the applicable grant date.

During the three months ended March 31, 2017 and 2016, no grants to employees and non-employees were made outside of the Company’s 2011 Plan and 2016 Plan.

Generally, options have a contractual term of 10 years and vest over a three- to five-year period, with the first tranche vesting one calendar year after the grant date or the service relationship start date and the remainder of the awards vesting on a monthly basis thereafter. Restricted shares vest over a four-year period, with the first tranche vesting one calendar year after the grant date or the service relationship start date and the remainder of the awards vesting on a yearly basis thereafter.

Modification

Upon the completion of the Company’s IPO on February 8, 2016, a consultant became a member of the Company’s board of directors. Under the terms of the original option agreement, the individual retains the option grants on a change in status; hence, there is no modification to account for. The fair value of the options granted by the Company to the consultant has been re-measured as of February 8, 2016 and compensation charges have been accounted for prospectively over the remaining vesting period.

There were no other modifications to the Company’s share option arrangements for all the periods presented.

The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	$	$
Research and development	4,529	2,299
General and administrative	1,463	315
Total	5,992	2,614

14.  Accumulated other comprehensive loss

The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency Translation Adjustments	Unrealized Losses on available-for-sale securities	Total
	$	$	$
Balance as of December 31, 2016	(847)	(99)	(946)
Other comprehensive income/(loss) before reclassifications	90	(4)	86
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)
Net-current period other comprehensive income/(loss)	90	(12)	78
Balance as of March 31, 2017	(757)	(111)	(868)

15.  Shareholders’ equity

Conversion of Preferred Shares and Senior Promissory Note

Upon completion of the IPO in 2016, all outstanding Preferred Shares were converted into 199,990,641 ordinary shares and the related carrying value of $176,084 was reclassified from mezzanine equity to shareholders’ equity. The outstanding unpaid principal and interest of the Senior Promissory Note were converted into 7,942,314 ordinary shares, computed at the initial public offering price of $1.85 per ordinary share and the related carrying value of $14,693 was reclassified from current liability to shareholders’ equity in 2016.

Exercise of warrants and option

In January 2016 and February 2016, certain warrants in connection with the convertible promissory notes and short term notes were exercised to purchase 621,637 Preferred Shares, which were converted into 621,637 ordinary shares. On the IPO closing date, (i) the

Company’s landlord exercised its option to purchase 1,451,586 ordinary shares of the Company; (ii) Baker Bros. exercised their warrants to purchase 2,592,593 ordinary shares at an exercise price of $0.68 per share; and (iii) a senior executive exercised warrants to purchase 57,777 Preferred Shares at an exercise price of $0.68 per share, which were converted into 57,777 ordinary shares. Upon the exercise of the aforementioned option and warrants, except for Baker Bros.’ warrants, which were initially classified in equity, the related carrying value totaling $3,687 was reclassified from current liabilities to shareholders’ equity in 2016.

16.  Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2017 and December 31, 2016, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $6,711 and $9,955, respectively.

17.  Commitments and contingencies

Operating lease commitments

The Company leases office and manufacturing facilities under non-cancelable operating leases expiring on different dates in the United States and China. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. There are no restrictions placed upon the Company by entering into these leases. Total expenses under these operating leases were $696 and $316 for the three months ended March 31, 2017 and 2016, respectively.

Future minimum payments under non-cancelable operating leases consist of the following as of March 31, 2017:

$
Nine months ending December 31, 2017	2,222
Year ending December 31, 2018	2,740
Year ending December 31, 2019	1,820
Year ending December 31, 2020	1,616
Year ending December 31, 2021	461
Year ending December 31, 2022 and thereafter	—
Total	8,859

Capital commitments

The Company had capital commitments amounting to $2,121 for the acquisition of property, plant and equipment as of March 31, 2017, which was mainly for building BeiGene (Suzhou)’s manufacturing facility in Suzhou, China.

18.  Subsequent event

On April 11, 2017, BeiGene HK, GET and BeiGene Biologics amended the JV Agreement and the capital contribution agreement, among other things, to adjust the capital contribution schedules and adjust the initial term of the governing bodies and certain management position. Additionally, on April 13, 2017 and April 14, 2017, BeiGene HK and GET made cash capital contributions of RMB137,830 and RMB100,000, respectively, into BeiGene Biologics. On April 14, 2017, BeiGene Biologics drew down the Shareholder Loan of RMB900,000 from GET.

BeiGene Biologics will establish a biologics manufacturing facility in Guangzhou (the “Factory”) through a wholly-owned subsidiary (the “Factory Sub”, or “BeiGene Guangzhou Factory”) to manufacture biologics, with a registered capital of RMB1,000,000. On April 20, 2017, BeiGene Biologics injected a cash capital contribution of RMB200,000 into BeiGene Guangzhou Factory. BeiGene Guangzhou Factory expects to: (i) acquire at least 100,000 square meters of land for the Factory in the Sino-Singapore Guangzhou Knowledge City, (ii) borrow additional capital in the form of a commercial bank loan for the purpose of the construction and operation of the Factory, and (iii) receive certain interest subsidies for commercial loan interest payment(s), subject to limitation. To date, the commercial bank loan and related interest subsidies have not yet occurred.

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

We have used our cancer biology platform to develop four clinical-stage drug candidates that we believe have the potential to be best-in-class or first-in-class. In addition, we believe that each has the potential to be an important component of a drug combination addressing major unmet medical needs. Our clinical-stage drug candidates include three molecularly targeted agents, BGB-3111, BGB-290 and BGB-283 and one immuno-oncology agent, BGB-A317. BGB-3111 is a potent and highly selective small molecule inhibitor of Bruton’s tyrosine kinase, or BTK. BGB-290 is a molecularly targeted, orally available, potent and highly selective inhibitor of PARP1 and PARP2. BGB-283 is a small molecule inhibitor of both the monomer and dimer forms of the RAF kinase. For each of our molecularly targeted drug candidates, we have achieved proof-of-concept by demonstrating objective responses in the defined patient populations. BGB-3111 has received orphan drug designation from the U.S. Food and Drug Administration, or FDA, for chronic lymphocytic leukemia, or CLL, mantle cell lymphoma, or MCL, and Waldenström’s macroglobulinemia, or WM. Our clinical-stage immuno-oncology agent, BGB-A317, is an investigational humanized monoclonal antibody against the immune checkpoint receptor, PD-1. We have Investigational New Drug Applications in effect for our BTK, PD-1 and PARP inhibitors with the

FDA. We have also received approval of our Clinical Trial Applications for each of our four clinical-stage drug candidates from the CFDA. In addition to our clinical-stage drug candidates, we have a robust pipeline of preclinical programs and are planning to advance one or more of these programs into the clinic in the next 12 months. We retain full global rights for all of our clinical and preclinical drug candidates and programs.

Since our inception on October 28, 2010, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. We have financed operations through a combination of public and private equity and debt financings and public and private grants and contracts, including the net proceeds from our initial public offering and follow-on public offering, the net proceeds from the issuance of a senior note and convertible promissory note to Merck Sharp & Dohme Research GmbH, or MSD, an affiliate of Merck Sharp & Dohme Corp., the private placements of our Series A preferred shares and Series A-2 preferred shares, and our collaborations with Merck KGaA, Darmstadt Germany. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering, and received net proceeds of $166.2 million and $198.6 million, respectively, after deducting underwriting discounts and offering expenses. On April 14, 2017, BeiGene Biologics drew down the Shareholder Loan of RMB900 million from GET. Although it is difficult to predict our liquidity requirements, based upon our current operating plan and the successful completion of our initial public offering and follow-on public offering, we believe we have sufficient cash to meet our projected operating requirements for at least the next 12 months after the date that the financial statements are issued. See “—Liquidity and Capital Resources.”

Since inception we have incurred significant operating losses. Our net losses were $50.6 million and $22.0 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $288.0 million. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•                      continue preclinical and clinical development of our programs;

•                      continue investment in our cancer biology platform;

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

Cash used in operations were $35.7 million and $19.8 million, respectively, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $327.5 million, compared with $368.2 million as of December 31, 2016.

Components of Operating Results

Revenue

To date, our revenue has consisted of upfront license fees, reimbursed research and development expenses and milestone payments from our collaboration agreements with Merck KGaA, Darmstadt Germany on BGB-283 and BGB-290. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

On May 24, 2013, we entered into license agreements with Merck KGaA, Darmstadt Germany on BGB-283, which we amended and restated on December 10, 2013, and further amended on October 1, 2015 and December 3, 2015. In the latest amendment, Merck KGaA, Darmstadt Germany granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the RAF dimer inhibitor in The People’s Republic of China, which we refer to as the PRC Territory, subject to certain non-compete restrictions. In March 2017, Merck KGaA, Darmstadt Germany informed us that it would not exercise a continuation option in the ex-PRC Territory, and thus, the ex-PRC BRAF Agreement has terminated in its entirety, except for certain provisions that survive termination. Under these agreements, we received $13 million in non-refundable payments in 2013 following their execution, $5 million in milestone payments in 2014 and $4 million in milestone payments in 2015. We are eligible to receive $14 million in payments upon the successful achievement of pre-specified clinical milestones in the PRC Territory. In consideration for the licenses Merck KGaA, Darmstadt Germany granted to us, we are required to pay Merck KGaA, Darmstadt Germany a high single-digit royalty on aggregate net sales of licensed BRAF inhibitors in the PRC Territory.

On October 28, 2013, we entered into license agreements with Merck KGaA, Darmstadt Germany on BGB-290, pursuant to which (1) we granted to Merck KGaA, Darmstadt Germany an exclusive license under certain of our intellectual property rights to develop and manufacture, and, if Merck KGaA, Darmstadt Germany exercises a certain continuation option, to commercialize and manufacture our compound BGB-290 and any other compound covered by the same existing patent rights with primary activity to inhibit PARP 1, 2 or 3 enzymes in the Ex-PRC Territory, and (2) Merck KGaA, Darmstadt Germany granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the licensed PARP inhibitors in the PRC Territory. Under these license agreements, we received $6 million in non-refundable payments in November 2013 following their execution and $9 million in milestone payments in 2014. We were eligible to receive up to $7 million and $2.5 million, in payments upon the successful achievement of pre-specified clinical and regulatory milestones in the PRC Territory, respectively. On October 1, 2015, pursuant to a purchase of rights agreement, we repurchased all of Merck KGaA, Darmstadt Germany’s worldwide rights under the ex-PRC license agreement, in consideration for, among other things, a one-time payment of $10 million and reduction of future milestone payments that we are eligible to receive under the PRC license agreement. In connection with such repurchase, the ex-PRC license agreement terminated except for certain provisions therein. The remaining $3 million of deferred revenue related to PARP as of October 1, 2015 was netted against the $10 million repurchase consideration. In addition, if Merck KGaA, Darmstadt Germany exercises its PRC commercialization option, Merck KGaA, Darmstadt Germany is required to pay us a $50 million non-refundable payment upon such exercise, and we are eligible for a $12.5 million milestone payment upon the successful achievement of a certain additional regulatory event in the PRC Territory. In consideration for the licenses granted to us, we are required to pay Merck KGaA, Darmstadt Germany a high single-digit royalty on aggregate net sales of licensed products in the PRC Territory.

We recognized nil and $0.7 million of collaboration revenue from the Merck KGaA, Darmstadt Germany collaborations for the three months ended March 31, 2017 and 2016, respectively. The following table summarizes the revenue recognition schedule of an aggregate of $34.0 million in revenue from our collaboration agreements with Merck KGaA, Darmstadt Germany, comprised of an aggregate of $22.0 million related to BGB-283 and $12.0 million related to BGB-290. The revenue consists of an upfront non-refundable license fee, Phase 1 research and development fees, and a development based target payment related to the collaborative arrangements for BRAF, excluding the $3 million in deferred revenue that was netted against the $10 million repurchase consideration relating to the PARP inhibitors under the ex-PRC license agreement. In accordance with our revenue recognition policy, we have recognized these amounts as shown in the table below:

	BGB-283	BGB-290	Total
	(in thousands)
2013	$8,317	$2,823	$11,140
2014	5,906	7,048	12,954
2015	6,707	2,109	8,816
2016	1,070	—	1,070
Total	$22,000	$11,980	$33,980

For the three months ended March 31, 2016, substantially all of our revenue was generated solely from our collaboration agreements with Merck KGaA, Darmstadt Germany. For the next several years, we expect substantially all of our revenue will be generated from future milestones under our collaboration agreements with Merck KGaA, Darmstadt Germany, if any, or other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

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

At this time, it is difficult to estimate or know, for certain, the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our drug candidates. This is due to the numerous risks and uncertainties associated with developing such drug candidates, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates could significantly change the costs, timing and viability associated with the development of that drug candidate.

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

On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17.4 million at a 7% fixed annual interest rate. As of March 31, 2017, we have drawn down $17.4 million, which is secured by BeiGene (Suzhou)’s equipment with a carrying amount of $22.5 million and our rights to a PRC patent on a drug candidate. The loan amounts of $8.7 million and $8.7 million are repayable on September 30, 2018 and 2019, respectively.

Other Income, Net

Other income consists primarily of government grants and subsidies received that involve no conditions or continuing performance obligations by us. Other expense consists primarily of loss from property and equipment disposals and donations made to sponsor certain events.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$—	$677	$(677)
Operating expenses:
Research and development	(42,773)	(17,877)	(24,896)
General and administrative	(8,769)	(3,134)	(5,635)
Total operating expenses	(51,542)	(21,011)	(30,531)
Loss from operations	(51,542)	(20,334)	(31,208)
Interest income, net	186	290	(104)
Changes in fair value of financial instruments	—	(1,514)	1,514
Gain/(loss) on sale of available-for-sale securities	8	(712)	720
Other income, net	905	313	592
Loss before income tax expense	(50,443)	(21,957)	(28,486)
Income tax expense	(180)	(44)	(136)
Net loss	$(50,623)	$(22,001)	$(28,622)

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

Revenue from the Merck KGaA, Darmstadt Germany Collaboration decreased by $0.7 million to nil for the three months ended March 31, 2017 from $0.7 million for the three months ended March 31, 2016. The decrease was primarily attributable to decrease of revenue recognized for BGB-283.

Research and Development Expense

Research and development expense increased by $24.9 million to $42.8 million for the three months ended March 31, 2017 from $17.9 million for the three months ended March 31, 2016. The following table summarizes external clinical, external preclinical and internal research and development expense for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
External cost of clinical-stage programs	$24,580	$9,453
External cost of preclinical-stage programs	1,135	560
Internal research and development expenses	17,058	7,864
Total research and development expenses	$42,773	$17,877

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

•          Increases of approximately $12.6 million, $2.3 million and $1.1 million, respectively, for BGB-3111, BGB-A317 and BGB-290, offset by decrease of approximately $0.9 million for BGB-283.

The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our pipeline, and included the following:

•          $5.0 million increase of employee salary and benefits, which was primarily attributable to hiring of more development personnel;

•          $2.2 million increase of share-based compensation expense ($4.5 million in the three months ended March 31, 2017 compared to $2.3 million in the three months ended March 31, 2016); and

•          $2.0 million increase of consulting fees, facilities, travel, rental fee and other expenses.

General and Administrative Expense

General and administrative expense increased by $5.7 million to $8.8 million for the three months ended March 31, 2017 from $3.1 million for the three months ended March 31, 2016. The increase was primarily attributable to the following:

•          $2.2 million increase of professional fees for legal, consulting, recruiting and audit services, mainly in connection with our patent prosecution activities, consulting activities, recruiting services and the preparation of periodic reports;

•          $1.3 million increase of employee salary and benefits, which was primarily attributable to hiring of more personnel;

•          $1.2 million increase of share-based compensation expense ($1.5 million in the three months ended March 31, 2017 compared to $0.3 million in the three months ended March 31, 2016); and

•          $1.0 million increase of office, travel, rental fee and other administrative expenses, mainly in connection with the global expansion of our company.

Interest Income, Net

Interest income (net) decreased by $0.1 million to $0.2 million for the three months ended March 31, 2017 from $0.3 million for the three months ended March 31, 2016. The decrease in interest income (net) was primarily attributable to increase of interest expense from the long-term bank loan. The principal of the loan increased to $17.4 million at March 31, 2017 from $6.2 million at March 31, 2016.

Changes in Fair Value of Financial Instruments

Loss from changes in fair value of financial instruments was nil for the three months ended March 31, 2017, compared with $1.5 million for the three months ended March 31, 2016. The decrease in loss from changes in fair value of financial instruments was primarily attributable to change in the fair value of warrants and option liabilities, both of which were exercised in January 2016 and February 2016 in connection with the IPO.

Gain on Sale of Available-for-sale Securities

The less than $0.1 million gain on sale of available-for-sale securities was recorded for the three months ended March 31, 2017 following the sale of certain available-for-sale securities.

Other Income, Net

Other income (net) increased by $0.6 million to $0.9 million for the three months ended March 31, 2017 from $0.3 million for the three months ended March 31, 2016. Other income (net) primarily consisted of government grants received and foreign currency exchange gains/losses recognized.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended March 31, 2017 compared with less than $0.1 million for the three months ended March 31, 2016. Income tax expense is attributable to BeiGene (USA), a wholly owned subsidiary which was established in July 2015 and provided general management services and strategic advisory services to BeiGene, Ltd. BeiGene, Ltd. and its other subsidiaries were in cumulative loss positions for the three months ended March 31, 2017 and 2016 and are in a full valuation allowance position.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred net losses of $50.6 million and $22.0 million, respectively, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had an accumulated deficit of $288.0 million. Our primary use of cash is to fund research and development costs. Our operating activities used $35.7 million and $19.8 million of cash flows during the three months ended March 31, 2017 and 2016, respectively. Historically, we financed our operations principally through proceeds from private placements of preferred shares, promissory notes and convertible notes and proceeds from the Merck KGaA, Darmstadt Germany collaboration agreements. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering as follows:

On February 8, 2016, we completed our initial public offering, or IPO, on the NASDAQ Global Select Market. 6,600,000 ADSs representing 85,800,000 ordinary shares were sold at $24.00 per ADS, or $1.85 per ordinary share. Additionally, the underwriters exercised their options to purchase an additional 990,000 ADSs representing 12,870,000 ordinary shares. Net proceeds from the IPO including underwriter options after deducting underwriting discount and offering expenses were $166.2 million. The deferred IPO costs of $16.0 million were recorded as a reduction of the proceeds received from the IPO in the shareholders’ equity.

On November 23, 2016, we completed a follow-on public offering at a price of $32.00 per ADSs, or $2.46 per ordinary share. In this offering, we sold 5,781,250 ADSs representing 75,156,250 ordinary shares. Additionally, the underwriters exercised their options to purchase an additional 850,000 ADSs representing 11,050,000 ordinary shares from us. The selling shareholders sold 468,750 ADSs representing 6,093,750 ordinary shares. Net proceeds from this offering including underwriter options after deducting the underwriting discount and offering expenses were $198.6 million. We did not receive any proceeds from the sale of the shares by the selling shareholders. The deferred follow-on public offering costs of $13.6 million were recorded as a reduction of the proceeds received from the offering in shareholders’ equity.

As of March 31, 2017, we had cash, cash equivalents and short-term investments of $327.5 million.

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(35,711)	$(19,841)
Net cash provided by investing activities	43,543	40,343
Net cash provided by financing activities	2,533	170,049
Net effect of foreign exchange rate changes	(129)	86
Net increase in cash and cash equivalents	$10,236	$190,637

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

During the three months ended March 31, 2017, operating activities used $35.7 million of cash, which resulted principally from our net loss of $50.6 million, adjusting for non-cash charges of $6.9 million, and by cash provided by our operating assets and liabilities of $8.0 million. Our net non-cash charges during the three months ended March 31, 2017 primarily consisted of $6.0 million of share-based compensation expense and $0.9 million of depreciation expense.

During the three months ended March 31, 2016, operating activities used $19.8 million of cash, which resulted principally from our net loss of $22.0 million, adjusting for non-cash charges of $5.3 million and interest expense of $0.1 million, and by cash used in our operating assets and liabilities of $3.2 million. Our net non-cash charges during the three months ended March 31, 2016 primarily consisted of $0.4 million of depreciation expense, $2.6 million of share-based compensation expense, a $0.7 million loss on sale of available-for-sale securities and a $1.5 million loss from changes in the fair value of financial instruments related to the valuation changes of warrants and option liabilities that were exercised in the three months ended March 31, 2016.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $43.5 million for the three months ended March 31, 2017 compared to $40.3 million for the three months ended March 31, 2016. The increase in cash provided by investing activities was primarily due to $50.9 million of net proceeds from the sale or maturity of available-for-sale securities, $5.1 million paid to purchase property and equipment, and $2.3 million payment related to the Guangzhou land auction deposit.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2017 compared to $170.0 million for the three months ended March 31, 2016. The decrease was primarily due to that during the three months ended March 31, 2016, we received net proceeds of $167.9 million from our initial public offering, net of underwriter discount and offering costs.

Operating Capital Requirements

We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future drug candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates and begin to commercialize any approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 31, 2017, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements are issued. We expect that our expenses will continue to increase substantially as we fund clinical development of BGB-3111, BGB-A317, BGB-290 and BGB-283 as monotherapies and in combination, fund new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs or ordinary shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$8,859	$2,958	$4,225	$1,676	—
Long-term debt obligation	$17,434	—	$17,434	—	—
Capital commitments	$2,121	$2,121	—	—	—
Total	$28,414	$5,079	$21,659	$1,676	—

Operating Lease Commitments

We lease office and manufacturing facilities in Beijing and Suzhou, PRC under non-cancelable operating leases expiring on different dates. Payments under operating leases are expensed on a straight-line basis over the periods of the respective leases. The future minimum payments under these non-cancelable operating leases are summarized in the table above. In addition, we lease office facilities in the United States in the Greater Boston area, California and New Jersey.

Long-term Debt Obligation

On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17.4 million at a 7% fixed annual interest rate. As of March 31, 2017, we have drawn down $17.4 million, which is secured by BeiGene (Suzhou)’s equipment with a carrying amount of $22.5 million and our rights to a PRC patent on a drug candidate. The loan amounts of $8.7 million and $8.7 million are repayable on September 30, 2018 and 2019, respectively.

Capital Commitments

We had capital commitments amounting to $2.1 million for the acquisition of property, plant and equipment as of March 31, 2017, which was primarily for building BeiGene (Suzhou)’s manufacturing facility in Suzhou, China.

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

There have been no material changes to our critical accounting policies from those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016, or the Annual Report.

Recent accounting pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Exchange Act which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion, (3) the date on which we have issued more than $1.07 billion in nonconvertible debt during the previous three years, or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest and Credit Risk

Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $97.8 million and $87.5 million and short-term investments of $229.7 million and $280.7 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, our cash and cash equivalents were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At March 31, 2017, our short-term investments consisted primarily of U.S. Treasury securities. We believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2017 by $0.9 million.

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

RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was appreciation of approximately 1.1% in the three months ended March 31, 2017 and depreciation of approximately 6.3% in the year ended December 31, 2016, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2010. We reported a net loss of $50.6 million and $22.0 million, respectively, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had a deficit accumulated of $288.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We have financed our operations with a combination of equity and debt offerings, contracts, and private and public grants. Through March 31, 2017, we raised approximately $170 million in private equity financing and $10 million in non-convertible debt financings. To date, we have received a total of $37 million in upfront payments and milestone payments through our collaboration arrangements with Merck KGaA, Darmstadt Germany for BGB-283 and BGB-290. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering of the ADSs and received net proceeds of $166.2 million and $198.6 million, respectively, after deducting underwriting discount and offering expenses. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any product sales revenue.

Our operations have consumed substantial amounts of cash since inception. Our operating activities used $35.7 million and $19.8 million of net cash during the three months ended March 31, 2017 and 2016, respectively. We expect to continue to spend substantial amounts on drug discovery advancing the clinical development of our drug candidates, and launching and commercializing any drug candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

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

We had cash and cash equivalents of $97.8 million and $87.5 million and short-term investments of $229.7 million and $280.7 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, our short-term investments mainly consisted of U.S. Treasury securities. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering of the ADSs and received net proceeds of $166.2 million and $198.6 million, respectively, after deducting underwriting discount and offering expenses. We may invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, including commercial paper and money market instruments, which may not yield a favorable return to our shareholders. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. Our primary exposure to market risk relates to fluctuations in the interest rates of the PRC and the United States. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.

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

Specifically, in China, the CFDA categorizes domestically-manufactured innovative drug applications as Category 1 and imported innovative drug applications as Category 5. To date, most of local companies’ domestically-manufactured drug applications are filed in Category 1 if the drug has not already been approved by the FDA or EMA. Most multinational pharmaceutical companies’ drug registration applications are filed in Category 5 applicable to imported drugs, formerly known as Category 3 prior to the reclassification implemented by CFDA in 2016. These two categories have distinct approval pathways, as described in the section of our Annual Report titled “Item 1—Business—Regulatory Framework and Structural Advantages of Being a China-Based Research and Development Organization.” We believe the local drug registration pathway, Category 1, is a faster and more efficient path to approval in the Chinese market than Category 5. Companies are required to obtain Clinical Trial Application approval before conducting clinical trials in China. This registration pathway has a fast track review and approval mechanism if the drug candidate is on a national priority list. The imported drug registration pathway, Category 5, is more complex and is evolving. China Category 5 registration applications may only be submitted after a drug has obtained an NDA approval and received the CPP granted by a major drug regulatory authority, such as the FDA or EMA.

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

•                  In November 2015, the CFDA released the Circular Concerning Several Policies on Drug Registration Review and Approval, which further clarified the following policies potentially simplifying and accelerating the approval process of clinical trials:

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

•                  A fast track drug registration approval pathway will be available for drug registration applications with distinctive clinical benefits for prevention and treatment of HIV, phthisis, viral hepatitis, orphan diseases, cancer, malignant neoplasms, children’s diseases, and geriatrics.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. See the section titled “Item 1—Business—Competition” of our Annual Report.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a drug in a particular country, but then be subject to price regulations that delay our commercial launch of the drug and negatively impact the revenues we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain regulatory approval. For example, according to a statement, Opinions on reforming the review and approval process for pharmaceutical products and medical devices , issued by the Chinese State Council in August 2015, the enterprises applying for new drug approval will be required to undertake that the selling price of new drug on PRC mainland market shall not be higher than the comparable market prices of the product in its country of origin or PRC’s neighboring markets, as applicable.

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

•                  differing regulatory requirements for drug approvals and marketing internationally

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States, the PRC and other countries with respect to our proprietary technology and drug candidates. As of May 5, 2017, we own nine issued U.S. patents and nine pending U.S. patent applications as well as corresponding patents and patent applications internationally. In addition, we own fourteen pending international patent applications under the PCT, which we plan to file nationally in the United States and other jurisdictions. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. We have sought to protect our proprietary position by filing patent applications in the United States, the PRC and other countries related to novel technologies and drug candidates that we consider are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

We currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the same. If we are unsuccessful in obtaining trademark protection for our primary brands, we may be required to change our brand names, which could materially adversely affect our business. Moreover, as our products mature, our reliance on our trademarks to differentiate us from our competitors will increase, and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.

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

Specifically, we are aware of three U.S. patents owned by Ono Pharmaceutical Co., or Ono, and licensed to Bristol-Myers Squibb Co., or BMS, that are relevant to our BGB-A317 drug candidate. These patents are expected to expire in 2023, 2023 and 2024, respectively. In patent infringement actions filed in Delaware Federal District court, BMS and Ono alleged that Merck & Co.’s KEYTRUDA product, a humanized anti-PD-1 antibody is infringing these U.S. patents. Although Merck challenged the validity of these patents, Merck recently settled this litigation with BMS and Ono resulting in Merck taking a license from BMS and Ono. All these three patents remain presumed valid and enforceable. Merck also filed an opposition proceeding challenging a corresponding European patent at the European Patent Office, or EPO. The EPO’s Opposition Division disagreed with Merck’s arguments and maintained the European patent in the form in which it was granted. Merck appealed the decision, but recently withdrew its appeal. If the validity of the relevant claims in these U.S. patents is upheld and our BGB-A317 drug candidate is approved for sale in the United States before the expiration of these patents, then we will need a license from BMS in order to commercialize our BGB-A317 drug candidate in the United States prior to their expiration. In addition, depending upon circumstances, we may need a license for jurisdictions outside the United States where we wish to commercialize BGB-A317 before the expiration of a corresponding patent covering BGB-A317. There can be no assurance that we will be able to obtain such a license, which could materially and adversely affect our business.

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

•                  manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies in the United States to ensure strict compliance with cGMPs and other government regulations and by other comparable regulatory authorities for corresponding non-U.S. requirements. We do not have control over third-party manufacturers’ compliance with these regulations and requirements;

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

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business. For example, in 2013, we entered into collaboration agreements with Merck KGaA, Darmstadt Germany pursuant to which we have agreed to license the ex-China rights of BGB-283 to Merck KGaA, Darmstadt Germany as discussed further in the section of our Annual Report titled “Item 1—Business—Collaboration with Merck KGaA, Darmstadt Germany”. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party.

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

We are highly dependent on Xiaodong Wang, Ph.D., our Founder, Chairman of our scientific advisory board and director; John V. Oyler, our Founder, Chief Executive Officer and Chairman of the board; and the other principal members of our management and scientific teams and scientific advisory board. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided share option and restricted share grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in the ADS price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, any of our employees could leave our employment at any time, with or without notice.

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

As of March 31, 2017, we had 397 employees, most of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Recent developments relating to the United Kingdom’s referendum vote in favor of withdrawal from the European Union could adversely affect us.

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

*We manufacture and intend to continue to manufacture at least a portion of our drug candidates ourselves. Delays in completing and receiving regulatory approvals for our manufacturing facility could delay our development plans and thereby limit our revenues and growth.

We currently lease an approximately 140 square meter manufacturing facility in Beijing, PRC, which produces and supplies preclinical and clinical trial materials for some of our small molecule drug candidates. In addition, to increase our manufacturing capabilities, we lease an approximately 11,000 square meter space and are building a manufacturing facility in Suzhou, China, where we intend to produce drug candidates for clinical or, in the future, commercial use. This facility consists of one oral-solid-dosage production line for small molecule drug products and one pilot plant for monoclonal antibody drug substances. This new manufacturing facility is expected to be completed in 2017. BeiGene Biologics will establish a biologics manufacturing facility in Guangzhou (the “Factory”) through a wholly-owned subsidiary, BeiGene Guangzhou Factory, to manufacture biologics, with a registered capital of RMB1,000,000. BeiGene Guangzhou Factory expects to acquire at least 100,000 square meters of land for the facility in the Sino-Singapore Guangzhou Knowledge City. These projects may encounter unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. If construction or regulatory approval of our new facility is delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth. Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank have agreed to lend us RMB 120 million for the construction of the Suzhou manufacturing facility and the procurement of equipment. Cost overruns associated with constructing our Suzhou and Guangzhou facility could require us to raise additional funds from other sources.

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

Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. The draft Foreign Investment Law specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs, whereas an entity set up in a foreign jurisdiction would nonetheless be, upon market entry clearance by the Ministry of Commerce or its local counterparts, treated as a PRC domestic investor provided that the entity is “controlled” by PRC entities and/or citizens. In this connection, “control” is broadly defined in the draft law to cover the following summarized categories: (1) holding 50% of more of the shares, equity or voting rights of the subject entity; (2) holding less than 50% of the voting rights of the subject entity but having the power to secure at least 50% of the seats on the board or other equivalent decision making bodies, or having the voting power to exert material influence on the board, the shareholders’ meeting or other equivalent decision making bodies; or (3) having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity’s operations, financial matters or other key aspects of business operations. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions, if the FIE is engaged in the industry listed in the “negative list” which will be separately issued by the Chinese State Council later. Unless the underlying business of the FIE falls within the negative list, which calls for market entry clearance by the Ministry of Commerce or its local counterparts, prior approval from the government authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE.

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

Under PRC laws, rules and regulations, each of our subsidiaries incorporated in China is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As a result of these laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2017, these restricted assets totaled RMB46.2 million.

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

Pursuant to the Arrangement between Mainland China and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income, or the “Hong Kong Tax Treaty,” BeiGene HK, the shareholder of our PRC subsidiaries, may be subject to a withholding tax at a rate of 5% on dividends received from our PRC operating subsidiaries as a Hong Kong tax resident. Pursuant to the Hong Kong Tax Treaty, subject to certain conditions, this reduced withholding tax rate will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong and there is no assurance that the reduced withholding tax rate will be available.

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

As of May 5, 2017, we had 518,902,349 ordinary shares outstanding, of which 287,175,707 ordinary shares were held in the form of 22,090,439 American Depositary Shares.

We have or will register the offer and sale of all ordinary shares that we may issue under our equity compensation plans, including upon the exercise of share options. These ordinary shares can be freely sold in the public market upon issuance.

As of May 5, 2017, the holders of approximately 300,930,627 ordinary shares, or 58%, of our outstanding ordinary shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their ordinary shares or to include their ordinary shares in registration statements that we may file for ourselves or other shareholders. Once we register the offer and sale of ordinary shares for the holders of registration rights, they can be freely sold in the public market.

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

Our directors, executive officers and principal shareholders beneficially owned approximately 69.4% of our outstanding ordinary shares as of May 5, 2017. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of the ADSs. These actions may be taken even if they are opposed by our other shareholders, including the holders of the ADSs. In addition, these persons could divert business opportunities away from us to themselves or others.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we were first required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2016. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by

Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the “CFC’s” “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. A non-U.S. corporation generally will be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Internal Revenue Code of 1986, as amended), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. We may currently be a CFC and/or we may become one in the future. Holders are urged to consult their own tax advisors with respect to our potential CFC status and the consequences thereof.

We may be subject to adverse legislative or regulatory tax changes that could negatively affect our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many changes have been made and changes are likely to continue to be made in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided that could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any of our ordinary shares or ADSs, or grant any share options or restricted share awards, during the three months ended March 31, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

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

To date, we have used approximately $37.3 million of the net proceeds from our public offerings to fund the costs of ongoing clinical development for our clinical drug candidates, BGB-3111, BGB-A317, BGB-290 and BGB-283, and preclinical drug candidates, as well as for working capital, capital expenditures and general corporate purposes. We invested a significant portion of the balance of the net proceeds from the public offerings in short-term, interest-bearing investment-grade securities and government securities in accordance with our investment policy. Our use of the net offering proceeds to date is consistent with the use of proceeds described in our final prospectuses filed with the SEC on February 3, 2016 and November 18, 2016, pursuant to Rule 424(b) under the Securities Act, and there has been no material change in our planned use of the balance of the net proceeds from the offerings described in such prospectuses.

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

BEIGENE, LTD.

Date: May 10, 2017	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Registrant, as currently in effect	8-K	02/11/2016	3.1
4.1	Deposit Agreement dated February 5, 2016 by and among the Registrant, the Depositary and holders of the American Depositary Receipts	8-K	02/11/2016	4.1
4.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts	8-K	04/11/2016	4.1
4.3	Form of American Depositary Receipt (included in Exhibit 4.2)	8-K	04/11/2016	4.2
4.4	Specimen Certificate for Ordinary Shares	S-1	12/09/2015	4.3
4.5	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein	S-1	10/16/2015	4.4
4.6	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein	S-1	01/27/2016	10.21
4.7	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.	10-Q	08/10/2016	4.7
4.8	Registration Rights Agreement, dated as of November 16, 2016, by and among the Registrant and the investors name therein	8-K	08/10/2016	4.1
4.9	Form of Letter Agreement, between the Registrant and Citibank, N.A.				X
10.1#	Amended Equity Joint Venture Contract regarding BeiGene Biologics Co., Ltd., dated April 11, 2017 between BeiGene (Hong Kong) Co., Limited and Guangzhou GET Technology Development Co., Ltd.				X
10.2#

Amended Capital Increase Agreement with respect to BeiGene Biologics Co., Ltd., dated April 11, 2017, among BeiGene (Hong Kong) Co., Limited; Guangzhou GET Technology Development Co., Ltd.; and BeiGene Biologics Co., Ltd.

					X
10.3#	Shareholder Loan Contract with respect to BeiGene Biologics Co., Ltd, dated March 7, 2017, between Guangzhou GET Technology Development Co., Ltd. and BeiGene Biologics Co., Ltd.				X
10.4†	Employment Agreement, dated April 25, 2017, by and between the Registrant and John V. Oyler	8-K	04/25/2017
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

X

†                                                     Indicates a management contract or any compensatory plan, contract or arrangement.

#                                                     Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and filed separately with the U.S. Securities and Exchange Commission.

*                                                     Furnished herewith.