Form 10-Q
period 2017-06-30
BeiGene, Ltd.
filed 2017-08-09
CIK 1651308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, 520,202,349 ordinary shares, par value $0.0001 per share, were outstanding, of which 330,258,136 ordinary shares were held in the form of 25,404,472 American Depositary Shares, each representing 13 ordinary shares.

BeiGene, Ltd.

Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

BEIGENE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2017	2016
		$	$
		(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents		261,006	87,514
Short-term investments	3	146,424	280,660
Prepaid expenses and other current assets		11,261	6,225
Total current assets		418,691	374,399
Property and equipment, net	4	33,770	25,977
Deferred tax assets	5	4,827	768
Other non-current assets		16,687	4,669
Total non-current assets		55,284	31,414
Total assets		473,975	405,813
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		24,419	11,957
Accrued expenses and other payables	6	22,427	22,297
Tax payable	5	3,106	804
Total current liabilities		49,952	35,058
Non-current liabilities:
Long-term bank loan	9	17,701	17,284
Shareholder loan	10	135,027	—
Other long-term liabilities		1,123	564
Total non-current liabilities		153,851	17,848
Total liabilities		203,803	52,906
Commitments and contingencies	19
Equity:
Ordinary shares (par value of US$0.0001 per share; 9,500,000,000 shares authorized; 518,902,349 shares issued and outstanding as of June 30, 2017 (December 31, 2016: 9,500,000,000 shares authorized; 515,833,609 shares issued and outstanding))		52	52
Additional paid-in capital		604,603	591,213
Accumulated other comprehensive loss	15	(322)	(946)
Accumulated deficit		(348,580)	(237,412)
Total BeiGene, Ltd. shareholders’ equity		255,753	352,907
Noncontrolling interest	16	14,419	—
Total equity	17	270,172	352,907
Total liabilities and equity		473,975	405,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2017	2016	2017	2016
		$	$	$	$
Revenue
Collaboration revenue	12	—	393	—	1,070
Total revenue		—	393	—	1,070
Operating expenses:
Research and development		(47,245)	(21,117)	(90,018)	(38,994)
General and administrative		(10,777)	(3,904)	(19,546)	(7,038)
Total operating expenses		(58,022)	(25,021)	(109,564)	(46,032)
Loss from operations		(58,022)	(24,628)	(109,564)	(44,962)
Interest (expense)/income, net		(1,982)	121	(1,796)	411
Changes in fair value of financial instruments	7	—	—	—	(1,514)
Gain/(loss) on sale of available-for-sale securities		2	(228)	10	(940)
Other (expense)/income, net		(477)	746	428	1,059
Loss before income tax expense		(60,479)	(23,989)	(110,922)	(45,946)
Income tax expense	5	(201)	(135)	(381)	(179)
Net loss		(60,680)	(24,124)	(111,303)	(46,125)
Less: Net loss attributable to noncontrolling interest		(135)	—	(135)	—
Net loss attributable to BeiGene, Ltd.		(60,545)	(24,124)	(111,168)	(46,125)
Loss per share	13
Basic and diluted		(0.12)	(0.06)	(0.22)	(0.13)
Weighted-average number of ordinary shares used in net loss per share calculation	13
Basic and diluted		517,663,736	427,746,711	517,054,109	360,894,390
Loss per American Depositary Share (“ADS”)
Basic and diluted		(1.52)	(0.73)	(2.80)	(1.66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	$	$	$	$
Net 1oss	(60,680)	(24,124)	(111,303)	(46,125)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	554	(486)	644	(390)
Unrealized holding gain, net	19	275	7	736
Comprehensive loss	(60,107)	(24,335)	(110,652)	(45,779)
Less: Comprehensive loss attributable to noncontrolling interests	(108)	—	(108)	—
Comprehensive loss attributable to BeiGene, Ltd.	(59,999)	(24,335)	(110,544)	(45,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

		Six Months Ended June 30,
	Note	2017	2016
		$	$
Operating activities
Net loss		(111,303)	(46,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	1,404	931
Share-based compensation expense	14	13,074	3,899
Changes in fair value of financial instruments		—	1,514
Non-cash interest expense		2,232	93
Deferred income tax benefits		(4,059)	—
Other non-cash expenses		(3)	940
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(5,036)	(1,982)
Other non-current assets		(139)	(321)
Accounts payable		13,242	(3,075)
Advances from customers		—	(1,070)
Accrued expenses and other payables		130	5,871
Tax payable		2,302	168
Other long-term liabilities		559	60
Net cash used in operating activities		(87,597)	(39,097)
Investing activities
Purchases of property and equipment		(8,881)	(8,758)
Payment for the acquisition of land use rights		(12,124)	—
Purchase of available-for-sale securities		(27,646)	(176,993)
Proceeds from sale or maturity of available-for-sale securities		161,900	90,546
Net cash provided by / (used in) investing activities		113,249	(95,205)
Financing activities
Proceeds from issuance of ordinary shares, net of underwriter discount		—	169,409
Payment of initial public offering cost		—	(1,478)
Proceeds from long-term loan		—	4,521
Proceeds from short-term loan	8	2,470	—
Repayment of short-term loan	8	(2,470)	—
Capital contribution from noncontrolling interest	16	14,527	—
Proceeds from shareholder loan	10	132,757	—
Proceeds from exercise of warrants and options		—	2,115
Proceeds from employee option exercises		316	3
Net cash provided by financing activities		147,600	174,570
Effect of foreign exchange rate changes, net		240	(53)
Net increase in cash and cash equivalents		173,492	40,215
Cash and cash equivalents at beginning of period		87,514	17,869
Cash and cash equivalents at end of period		261,006	58,084
Supplemental cash flow disclosures:
Income taxes paid		746	25
Interest expense paid		618	242
Non-cash activities:
Conversion of Senior Promissory Note		—	14,693
Conversion of deferred rental		—	980
Conversion of convertible preferred shares		—	176,084
Exercise of warrants and options		—	3,687
Initial public offering costs accrued in accrued expenses and other payables		—	166
Acquisitions of equipment included in accounts payable		1,373	78

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

1. Organization

BeiGene, Ltd. (the “Company”) is a globally focused, clinical-stage biopharmaceutical company dedicated to becoming a leader in the discovery, development and commercialization of innovative, molecularly targeted and immuno-oncology drugs for the treatment of cancer. The Company’s development strategy is based on a novel translational platform that combines its unique access to internal patient-derived biopsies with strong oncology biology. The Company was incorporated under the laws of the Cayman Islands as an exempted company with limited liability on October 28, 2010.

Initial public offering

On February 8, 2016, the Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market. 6,600,000 ADSs representing 85,800,000 ordinary shares were sold at $24.00 per ADS, or $1.85 per ordinary share (the “IPO Price”). Additionally, the underwriters exercised their options to purchase an additional 990,000 ADSs representing 12,870,000 ordinary shares from the Company. Net proceeds from the IPO including underwriter options after deducting underwriting discounts and offering expenses were $166,197. The deferred IPO costs of $15,963 were recorded as a reduction of the proceeds received from the IPO in shareholders’ equity.

Follow-on public offering

On November 23, 2016, the Company completed a follow-on public offering at a price of $32.00 per ADS, or $2.46 per ordinary share. In this offering, the Company sold 5,781,250 ADSs representing 75,156,250 ordinary shares. Additionally, the underwriters exercised their options to purchase an additional 850,000 ADSs representing 11,050,000 ordinary shares from the Company. The selling shareholders sold 468,750 ADSs representing 6,093,750 ordinary shares. Net proceeds from this offering including underwriter options after deducting the underwriting discounts and offering expenses were $198,625. The Company did not receive any proceeds from the sale of the shares by the selling shareholders. The deferred follow-on public offering costs of $13,575 were recorded as a reduction of the proceeds received from the offering in shareholders’ equity.

As at June 30, 2017, the Company’s subsidiaries are as follows:

		Date of	Percentage of Ownership by
Name of Company	Place of Incorporation	Incorporation	the Company	Principal Activities
BeiGene (Hong Kong) Co., Limited.("BeiGene HK")	Hong Kong	November 22, 2010	100%	Investment holding
BeiGene (Beijing) Co., Ltd. ("BeiGene (Beijing)")	The People’s Republic of China (“PRC” or “China”)	January 24, 2011	100%	Medical and pharmaceutical research
BeiGene AUS Pty Ltd.	Australia	July 15, 2013	100%	Clinical trial activities
BeiGene 101	Cayman Islands	August 30, 2012	100%	Medical and pharmaceutical research
BeiGene (Suzhou) Co., Ltd. (“BeiGene (Suzhou)”)	PRC	April 9, 2015	100%	Medical and pharmaceutical research
BeiGene USA, Inc.("BeiGene (USA)")	United States	July 8, 2015	100%	Clinical trial activities
BeiGene (Shanghai) Co., Ltd. (“BeiGene (Shanghai)”)	PRC	September 11, 2015	100%	Medical and pharmaceutical research
BeiGene Biologics Co., Ltd. ("BeiGene Biologics")	PRC	January 25, 2017	95%	Biologics manufacturing
BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory")	PRC	March 3, 2017	95%	Biologics manufacturing

Manufacturing facility in Guangzhou

On March 7, 2017, BeiGene HK, a wholly owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. (“GET”), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC.

On March 7, 2017, BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”). Under the terms of the JV Agreement, BeiGene HK will make an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET will provide a cash capital contribution of RMB100,000 to BeiGene Biologics representing a 5% equity interest in BeiGene Biologics. In addition, on March 7, 2017, BeiGene Biologics entered into a contract with GET, the terms of which state that GET will provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics (see footnote 10). BeiGene Biologics will establish a biologics manufacturing facility in Guangzhou, through a wholly-owned subsidiary, the BeiGene Guangzhou Factory, to manufacture biologics.

On April 11, 2017, BeiGene HK, GET and BeiGene Biologics amended the JV agreement and the capital contribution agreement, among other things, to adjust the capital contribution schedules and adjust the initial term of the governing bodies and a certain management position. On April 13, 2017 and May 4, 2017, BeiGene HK made cash capital contributions of RMB137,830 and RMB2,415, respectively, into BeiGene Biologics. The remainder of the cash capital contribution from BeiGene HK to BeiGene Biologics will be paid by April 10, 2020. On April 14, 2017, GET made cash capital contributions of RMB100,000 into BeiGene Biologics. On April 14, 2017, BeiGene Biologics drew down the Shareholder Loan of RMB900,000 from GET (as further described in Note 10). As of June 30, 2017, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively.

As of June 30, 2017, the Company’s cash and cash equivalents included $155,240 of cash held by BeiGene Biologics to be used to build the commercial scale biologics facility and to fund research and development of the Company’s biologic drug candidates in China.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. The Company consolidates BeiGene Biologics under the voting model and recognizes GET’s equity interest as a noncontrolling interest in its consolidated financial statements.

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

Fair value measurements

Fair value of financial instruments

Financial instruments of the Company primarily include cash and cash equivalents, short-term investments, long-term bank loan, Shareholder Loan and accounts payable. As of June 30, 2017 and December 31, 2016, the carrying values of cash and cash equivalents and accounts payable approximated their fair values due to the short-term maturity of these instruments. The short-term investments represented the available-for-sale debt securities which are recorded at fair value based on quoted prices in active markets with unrealized gain or loss recorded in other comprehensive income or loss. The long-term bank loan and Shareholder Loan approximate their fair values due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instruments of comparable maturities. The warrants issued prior to the IPO in connection with the convertible promissory notes and the option to purchase shares by rental deferral were exercised in January 2016 and February 2016. The Company determined the exercise date fair value of the warrants and option using the intrinsic value, which equals to the difference between the share price at the IPO closing date and the exercise price, as the exercise dates were immediately prior to or very close to the IPO closing date.

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

Financial instruments measured at fair value on a recurring basis

The following tables set forth assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2017	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Available-for-sale securities (note 3):
U.S. Treasury securities	146,424	—	—
Cash equivalents:
Money market funds	58,667	—	—
Total	205,091	—	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Available-for-sale securities (note 3):
U.S. Treasury securities	280,660	—	—
Cash equivalents:
Money market funds	44,052	—	—
Total	324,712	—	—

Recent accounting pronouncements

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), issued in May 2014. According to the amendments in ASU 2015-14, the new revenue guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarify guidance related to identifying performance obligations and licensing implementation guidance contained in ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition and provides practical expedients for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date for the amendment in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date of ASU No. 2014-09. The Company anticipates adopting the new standard under the modified retrospective approach, effective January 1, 2018. The Company is still in the process of evaluating its collaboration agreements with Merck KGaA, Darmstadt Germany. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to the condensed consolidated financial statements and related disclosures, including the areas of variable consideration and new disclosure requirements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions, and will expand its analysis to include any new revenue arrangements initiated prior to adoption.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. This standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the financial statement impact of adoption.

3. Short-term investments

Short-term investments as of June 30, 2017 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	146,516	—	92	146,424
Total	146,516	—	92	146,424

Short-term investments as of December 31, 2016 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	280,757	—	97	280,660
Total	280,757	—	97	280,660

Contractual maturities of all debt securities as of June 30, 2017 were within one year. The Company does not intend to sell its investments in U.S. Treasury securities and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity. Therefore, the Company does not consider the investment in U.S. Treasury securities to be other-than-temporarily impaired at June 30, 2017. The cost of securities sold is based on the specific identification method.

4. Property and equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
	$	$
Office equipment	533	449
Electronic equipment	814	647
Laboratory equipment	8,832	7,536
Computer software	333	317
Leasehold improvements	10,915	9,446
Property and equipment, at cost	21,427	18,395
Less accumulated depreciation and amortization	(9,073)	(7,473)
Construction in progress	21,416	15,055
Property and equipment, net	33,770	25,977

Construction in progress as of June 30, 2017 and December 31, 2016 of $21,416 and $15,055, respectively, primarily relates to BeiGene (Suzhou)’s and BeiGene Guangzhou Factory’s manufacturing facilities and laboratories that are still under construction. Depreciation expense for the three and six months ended June 30, 2017 was $540 and $1,404, respectively. Depreciation expense for the three and six months ended June 30, 2016 was $492 and $931, respectively.

5. Income taxes

Income tax expense was $201 and $381, respectively, for the three and six months ended June 30, 2017. Income tax expense was $135 and $179, respectively, for the three and six months ended June 30, 2016. Income tax expense is attributable to BeiGene (USA), a wholly owned subsidiary, which was established in July 2015 and provides general management services and strategic advisory services to the Company. The Company and its other subsidiaries were in cumulative loss positions for the three and six months ended June 30, 2017 and 2016.

The Company has recorded a full valuation allowance against deferred tax assets related to net operating losses and other deductible temporary differences in all of its subsidiaries, with the exception of BeiGene (USA). As of June 30, 2017, deferred tax assets of $4,827 were primarily related to deductible temporary differences on share-based compensation expense, depreciation and accruals. In the six months ended June 30, 2017, tax expense was comprised of a deferred tax benefit of $4,059 and tax expense of $4,440. Taxes payable totaled $3,106 and $804 as of June 30, 2017 and December 31, 2016, respectively. No material unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.

6. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
	$	$
Compensation related	4,528	3,980
External research and development activities related	12,592	14,198
Other	5,307	4,119
Total accrued expenses and other payables	22,427	22,297

7. Warrants and option liabilities

Option to purchase shares by rental deferral

On September 1, 2012, in conjunction with a lease agreement of one of its premises, the Company granted the landlord an option to purchase the Company’s ordinary shares (the “Option”) in exchange for the deferral of the payment of one year’s rental expense. The Option was a freestanding instrument and was recorded as liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Option was initially recognized at fair value with subsequent changes in fair value recorded in losses. Prior to the Company’s IPO, the Company determined the fair value of the Option with the assistance of an independent third party valuation firm. On February 8, 2016, immediately prior to the Company’s IPO, the landlord exercised the Option to purchase 1,451,586 ordinary shares of the Company. As the exercise date was the IPO closing date, the exercise date fair value of the Option of $2,540 was determined based on its intrinsic value, which equaled the difference between the share price at the IPO closing date and the exercise price of such purchased ordinary shares. During the three and six months ended June 30, 2016, the Company recognized a loss from the increase in fair value of the Option of nil and $1,151, respectively.

Warrants in connection with the promissory notes

During the years ended December 31, 2012 to 2014, the Company entered into agreements with several investors to issue convertible promissory notes, and related warrants to purchase the Company’s preferred shares up to 10% of the convertible promissory notes’ principal amount concurrently, for an aggregate principal amount of $2,410. The warrants were freestanding instruments and were recorded as liabilities in accordance with ASC480. The warrants were initially recognized at fair value with subsequent changes in fair value recorded in losses. In January 2016 and February 2016, the warrants issued in connection with the promissory notes were exercised for 621,637 Preferred Shares, which shares were converted into 621,637 ordinary shares at the time of the IPO. As the exercise dates were very close to the IPO closing date, the respective exercise date fair value of the warrants of $1,148 was determined based on the intrinsic value, which equaled the difference between the share price at the IPO closing date and the exercise price of the issued warrants.

For the three and six months ended June 30, 2016, the Company recognized a loss from the increase in fair value of the warrants of nil and $363, respectively.

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

9. Long-term bank loan

On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17,701 at a 7% fixed annual interest rate. As of June 30, 2017, the Company has drawn down the entire $17,701, which is secured by BeiGene (Suzhou)’s equipment with a carrying amount of $22,830 and the Company’s rights to a PRC patent on a drug candidate. The loan principal amounts of $8,851 and $8,850 are repayable on September 30, 2018 and 2019, respectively. Interest expense recognized for the three and six months ended June 30, 2017 amounted to $310 and $615, respectively.

10. Shareholder Loan

On March 7, 2017, BeiGene Biologics entered into the Shareholder Loan Contract with GET, pursuant to which GET would provide a shareholder loan of RMB900,000 to BeiGene Biologics. The Shareholder Loan has a conversion feature, settled in a variable number of shares of common stock upon conversion (the “debt-to-equity conversion”). On April 14, 2017, BeiGene Biologics drew down the entire Shareholder Loan of RMB900,000 from GET.

Key features of the Shareholder Loan

The Shareholder Loan bears interest at a fixed rate of 8% per annum and compounding interest shall not apply. No accrued interest is due and payable prior to the repayment of the principal or the debt-to-equity conversion. The term of the Shareholder Loan is 72 months, commencing from the actual drawdown date of April 14, 2017 and ending on April 13, 2023, unless converted earlier.

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

The Shareholder Loan may be repaid or converted, either partially or in full, to an additional mid-single digit percentage equity interest in BeiGene Biologics prior to its maturity date, pursuant to the terms of the JV Agreement. BeiGene Biologics has the right to make early repayment at any time; provided, however, that if repayment is to occur before the debt-to-equity conversion it would require written approval of both BeiGene Biologics and GET. Upon conversion of the shareholder loan, GET will receive an additional equity interest in BeiGene Biologics, which will be based on the formula outlined in the JV Agreement.

Accounting for the Shareholder Loan

The Shareholder Loan is classified as a long-term liability and initially measured at the principal of RMB900,000. Interest will be accrued based on the interest rate of 8% per annum. As the Shareholder Loan may be share-settled by a number of shares with a fair value equal to a fixed settlement amount, the settlement is not viewed as a conversion feature, but as a redemption feature because the settlement amount does not vary with the share price. This in-substance redemption feature does not require bifurcation because it is clearly and closely related to the debt host that does not involves a substantial premium or discount. Since there is no conversion feature embedded in the Shareholder Loan, no beneficial conversion feature was recorded. There are no other embedded derivatives that are required to be bifurcated. The portion of interest accrued on the Shareholder Loan related to borrowings used to construct the BeiGene factory in Guangzhou is being capitalized in accordance with ASC 835-20, Interest – Capitalization of Interest.

For the three and six months ended June 30, 2017, total interest expense generated from the Shareholder Loan was $2,239 and $2,239, respectively, among which, $4 and $4 were capitalized, respectively.

11. Related party balances and transactions

During the three and six months ended June 30, 2017, a shareholder, who is also a director, provided consulting services to the Company at a fee of $25 and $50, respectively. During the three and six months ended June 30, 2016, a shareholder, who is also a director, provided consulting services to the Company at a fee of $25 and $50, respectively.

12. Research and development collaborative arrangements

To date, the Company’s revenue has consisted of upfront license fees, reimbursed research and development expenses and milestone payments from its collaboration agreements with Merck KGaA, Darmstadt Germany on BGB-290 and BGB-283. The Company did not enter into any new collaborative arrangements during the three and six months ended June 30, 2017 and 2016.

In March 2017, the Company regained the worldwide rights to BGB-283 after Merck KGaA, Darmstadt Germany informed the Company that it would not exercise a continuation option under the agreement, and thus, the ex-PRC BRAF Agreement has terminated in its entirety, except for certain provisions that will survive the termination.

Revenue recognized in the three and six months ended June 30, 2016, related to Phase 1 research and development fees from the Company’s BRAF inhibitor, in accordance with the collaboration agreement with Merck KGaA Darmstadt Germany. Phase 1 services were completed by mid-2016 and as a result, all of the advance payments received from the collaboration to date have been recognized.

The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	$	$	$	$
Research and development revenue	—	393	—	1,070
Total	—	393	—	1,070

For more information on our collaboration agreements with Merck KGaA, Darmstadt Germany, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” of this Quarterly Report on Form 10-Q.

13. Loss per share

Loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	$	$	$	$
Numerator:
Net loss attributable to BeiGene, Ltd. ordinary shareholders for computing basic and diluted loss per ordinary share	(60,545)	(24,124)	(111,168)	(46,125)
Denominator:
Weighted average number of ordinary shares outstanding for computing basic and diluted loss per ordinary share	517,663,736	427,746,711	517,054,109	360,894,390
Basic and diluted loss per share	(0.12)	(0.06)	(0.22)	(0.13)

For the three and six months ended June 30, 2017 and 2016, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position.

The effects of all share options and restricted shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three and six months ended June 30, 2017, and the three months ended June 30, 2016.

The effects of all convertible preferred shares, share options, restricted shares, warrants and options to purchase ordinary or preferred shares were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the six months ended June 30, 2016.

14. Share-based compensation

2016 share option and incentive plan

On January 14, 2016, in connection with the IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan, or 2011 Plan, and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. The 2016 Plan provides for an annual increase in the shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning on January 1, 2017 and continuing until the expiration of the 2016 Plan, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2017, 25,791,680 ordinary shares were added to the 2016 Plan under this provision. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.

During the six months ended June 30, 2017, the Company granted an aggregate of 47,286,502 options under the 2016 Plan, with an exercise price per ordinary share equal to 1/13 of the closing price of the Company’s ADS quoted on the NASDAQ Stock Exchange on the applicable grant date.

On April 11, 2017, the Company granted 300,000 restricted ordinary shares to an employee.

During the six months ended June 30, 2017 and 2016, no grants to employees and non-employees were made outside of the Company’s 2011 Plan and 2016 Plan.

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

Modification

Upon the completion of the Company’s IPO on February 8, 2016, a consultant became a member of the Company’s board of directors. On April 1, 2017, another consultant became an employee of the Company. Under the terms of the original option agreement, the individuals retain the option grants on a change in status; hence, there is no modification to account for. The fair value of the options granted by the Company to the consultants have been re-measured as of February 8, 2016 and April 1, 2017, respectively. The compensation charges have been accounted for prospectively over the remaining vesting period.

There were no other material modifications to the Company’s share option arrangements for all the periods presented.

The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	$	$	$	$
Research and development	4,749	744	9,278	3,043
General and administrative	2,333	541	3,796	856
Total	7,082	1,285	13,074	3,899

15. Accumulated other comprehensive loss

The movement of accumulated other comprehensive loss was as follows:

		Unrealized
	Foreign Currency	Losses on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2016	(847)	(99)	(946)
Other comprehensive income before reclassifications	617	17	634
Amounts reclassified from accumulated other comprehensive income	—	(10)	(10)
Net-current period other comprehensive income	617	7	624
Balance as of June 30, 2017	(230)	(92)	(322)

16. Noncontrolling interest

As of June 30, 2017, a noncontrolling interest of $14,419 was recognized in the Company’s condensed consolidated balance sheet, representing the capital cash contribution by GET in BeiGene Biologics in the three months ended June 30, 2017, offset by comprehensive losses attributable to GET’s noncontrolling interest in BeiGene Biologics.

For the three and six months ended June 30, 2017, net losses of $135 and $135, respectively, attributable to the noncontrolling interest of BeiGene Biologics were recognized in the Company’s condensed consolidated statements of operations, based on GET’s 5% equity interest in BeiGene Biologics.

Reconciliation for the equity attributable to noncontrolling interests for the six months ended June 30, 2017 is as follows:

	BeiGene, Ltd.	Non-controlling
	Shareholders’ Equity	Interest	Total Equity
	$	$	$
Balance as of January 1, 2017	352,907	—	352,907
Net loss	(111,168)	(135)	(111,303)
Contributions from shareholders	—	14,527	14,527
Share-based compensation	13,390	—	13,390
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	617	27	644
Unrealized holding gain, net	7	—	7
Other comprehensive income, net of tax of nil	624	27	651
Balance as of June 30, 2017	255,753	14,419	270,172

17. Shareholders’ equity

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

18. Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2017 and December 31, 2016, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $22,863 and $9,955, respectively.

19. Commitments and contingencies

Operating lease commitments

The Company leases office and manufacturing facilities under non-cancelable operating leases expiring on different dates in the United States and China. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. There are no restrictions placed upon the Company by entering into these leases. Total expenses under these operating leases were $725 and $1,421 for the three and six months ended June 30, 2017, respectively. Total expenses under these operating leases were $309 and $625 for the three and six months ended June 30, 2016, respectively.

Future minimum payments under non-cancelable operating leases consist of the following as of June 30, 2017:

$
Six months ending December 31, 2017	2,403
Year ending December 31, 2018	5,541
Year ending December 31, 2019	5,338
Year ending December 31, 2020	4,115
Year ending December 31, 2021	2,576
Year ending December 31, 2022 and thereafter	3,602
Total	23,575

Capital commitments

The Company had capital commitments amounting to $45,951 for the acquisition of property, plant and equipment as of June 30, 2017, which was mainly for building BeiGene (Suzhou)’s and BeiGene Guangzhou Factory’s manufacturing facilities in Suzhou and Guangzhou, China, respectively.

20. Subsequent events

      On July 5, 2017, the Company announced a strategic collaboration with Celgene Corporation (“Celgene”) pursuant to which Celgene will have the exclusive right to develop and commercialize the Company’s investigational anti-programmed cell death protein 1 (“PD-1”) inhibitor, BGB-A317, in patients with solid tumor cancers in the United States, Europe, Japan and the rest of world outside Asia. The parties will also collaborate on up to eight registrational studies for BGB-A317 in solid tumors, including studies currently being planned by the Company. The Company will retain exclusive rights for the development and commercialization of BGB-A317 for hematological cancers globally and for solid tumors in China and the rest of Asia, other than Japan. Upon closing, the Company will receive $263 million in upfront license fees and a $150 million equity investment from Celgene, and will be eligible to receive up to $980 million in development, regulatory and sales milestone payments and royalties in the low-double digit to mid-twenty percentages on any future sales of BGB-A317, based on specified terms.

In connection with the PD-1 collaboration, the parties also announced that the Company will acquire Celgene’s commercial operations and sales force in China, excluding Hong Kong, Macau and Taiwan, and gain an exclusive license in that territory to commercialize Celgene’s approved cancer therapies, ABRAXANE®, REVLIMID®, and VIDAZA®, and its investigational agent CC-122 in clinical development (the “Celgene Products”).

The transactions have been approved by the boards of directors of both companies and are expected to close in the third quarter of 2017, subject to the expiration or termination of applicable waiting periods under all applicable antitrust laws and satisfaction of other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10‑Q, or this Quarterly Report, titled “Item 1—Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials; the ability of our drug candidates to be granted or to maintain Category 1 designation with the China Food and Drug Administration, or CFDA; our reliance on the success of our clinical-stage drug candidates BGB‑3111, BGB-A317, BGB‑290 and BGB‑283 and certain other drug candidates, as monotherapies and in combination with our internally discovered drug candidates and third-party agents; the timing or likelihood of regulatory filings and approvals; the commercialization of our drug candidates, if approved, and drugs; our ability to develop and effectively maintain sales and marketing capabilities; the pricing and reimbursement of our drug candidates, if approved, and drugs; the implementation of our business model, strategic plans for our business, drug candidates and technology; the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology; our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties; cost associated with defending against intellectual property infringement, product liability and other claims; regulatory developments in the United States, China, the United Kingdom, the European Union and other jurisdictions; the accuracy of our estimates regarding expenses, future revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or obtain additional funding; the rate and degree of market acceptance of our drug candidates and drugs; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our drug candidates and drugs and our ability to serve those markets; our ability to effectively manage our anticipated growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs, and impact of securities analysts’ reports on these prices; and other risks and uncertainties, including those listed under “Part II—Item 1A—Risk Factors.” These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II—Item 1A—Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.

Overview

We are a globally focused, clinical-stage biopharmaceutical company dedicated to becoming a leader in the discovery, development and commercialization of innovative, molecularly targeted and immuno-oncology drugs for the treatment of cancer. We believe the next generation of cancer treatment will utilize therapeutics both as monotherapies and in combination to attack multiple underlying mechanisms of cancer cell growth and survival. We further believe that discovery of next-generation cancer therapies requires new research tools. To that end, we have developed a proprietary cancer biology platform that addresses the importance of tumor-immune system interactions and the value of primary biopsies in developing new models to support our drug discovery effort.

Our strategy is to develop a pipeline of drug candidates with the potential to be best-in-class monotherapies and also important components of multiple-agent combination regimens. Over the last six years, using our cancer biology platform,  we have developed clinical-stage drug candidates that inhibit the important oncology targets Bruton’s tyrosine kinase, or BTK, RAF dimer protein complex and PARP family of proteins, and an immuno-oncology agent that inhibits the immune checkpoint protein receptor PD-1. For each of our molecularly targeted drug candidates, we have established proof-of-concept by observing objective responses in defined patient populations. Globally outside China, our BTK inhibitor is currently in a registrational trial in the United States, Europe and Australia. Our PD-1, PARP and RAF dimer inhibitors are currently in the dose-expansion phases of their respective clinical trials. In China, our BTK inhibitor and our PD-1 inhibitor have each entered two registrational trials. As of July 26, 2017, trials of our four clinical-stage drug candidates, as monotherapies and in combination, have enrolled a total of over 1,400 patients and healthy adults. We have Investigational New Drug, or IND, applications in effect for our BTK, PD‑1 and PARP inhibitors with the U.S. Food and Drug Administration, or FDA, and all four of our drug candidates are in the clinic in China. We believe that each of our clinical-stage drug candidates is the first in its respective class being developed in China under the Category 1.1 domestic regulatory pathway to enter into human testing and to present clinical data. In addition to our clinical-stage drug candidates, we have a robust pipeline of preclinical programs and are planning to advance one or more of these programs into the clinic in the next 12 months.

Since our inception on October 28, 2010, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. We have financed operations through a combination of public and private equity and debt financings and public and private grants and contracts, including the net proceeds from our initial public offering and follow-on public offering, the net proceeds from the issuance of a senior note and convertible promissory note to Merck Sharp & Dohme Research GmbH, or MSD, an affiliate of Merck Sharp & Dohme Corp.; the private placements of our Series A preferred shares and Series A‑2 preferred shares; and our collaborations with Merck KGaA, Darmstadt Germany. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering, and received net proceeds of $166.2 million and $198.6 million, respectively, after deducting underwriting discounts and offering expenses. On April 14, 2017, BeiGene Biologics received a cash capital contribution of RMB100 million from GET, and also drew down the Shareholder Loan of RMB900 million from GET for the construction and operation of a biologics manufacturing facility in Guangzhou, China and research and development and clinical trials to be carried out by BeiGene Biologics. Although it is difficult to predict our liquidity requirements, based upon our current operating plans, we believe we have sufficient cash to meet our projected operating requirements for at least the next 12 months after the date that the financial statements are issued. See “—Liquidity and Capital Resources.”

Since inception we have incurred significant operating losses. Our net losses were $60.7 million and $111.3 million for the three and six months ended June 30, 2017, respectively. Our net losses were $24.1 million and $46.1 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $348.6 million. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue preclinical and clinical development of our programs;
•	continue investment in our cancer biology platform;
•	continue investment in our manufacturing facilities;
•	establish and expand our commercial operations;
•	hire additional research, development and business personnel;
•	maintain, expand and protect our intellectual property portfolio; and

•	incur additional costs associated with supporting our growing organization.

We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments, and sales of third-party products and sales of internally developed products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Cash used in operations were $87.6 million and $39.1 million, respectively, for the six months ended June 30, 2017 and 2016. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $407.4 million, compared with $368.2 million as of December 31, 2016. As of June 30, 2017, our cash and cash equivalents included approximately $155.2 million of cash held by BeiGene Biologics to build a commercial biologics facility in Guangzhou, China and to fund research and development of biologic drug candidates in China.

Recent Developments

On July 5, 2017, we announced a strategic collaboration with Celgene pursuant to which Celgene will have the exclusive right to develop and commercialize our investigational PD-1 inhibitor, BGB-A317, in patients with solid tumor cancers in the United States, Europe, Japan and the rest of world outside Asia. We will retain exclusive rights for the development and commercialization of BGB-A317 for hematological cancers globally and for solid tumors in China and the rest of Asia, other than Japan. In addition, we retain the right to develop BGB-A317 in combination therapies with our portfolio compounds, and Celgene has a right of first negotiation for BGB-A317 in the hematology field and in our territory, subject to certain conditions. Upon closing, we will receive $263 million in upfront license fees and issue and sell to Celgene Switzerland $150 million worth of our ordinary shares, consisting of 32,746,416  ordinary shares, or approximately 5.9% of our outstanding shares as of July 5, 2017, at a price per share equal to $4.58, or $59.55 per ADS, which represents a 35% premium over the 11-day volume weighted average price of our ADSs on the NASDAQ Global Select Market during the period from June 16, 2017 through June 30, 2017. We will also be eligible to receive up to $980 million in development, regulatory and sales milestone payments and royalties in the low-double digit to mid-twenty percentages on any future sales of BGB-A317, based on specified terms.

In connection with the BGB-A317 collaboration, we also announced that we will acquire Celgene’s commercial operations and sales force in China, excluding Hong Kong, Macau and Taiwan, and gain an exclusive license in that territory to commercialize Celgene’s approved cancer therapies, ABRAXANE®, REVLIMID®, and VIDAZA®, and its investigational agent CC-122 in clinical development.

The transactions have been approved by the boards of directors of both companies and are expected to close in the third quarter of 2017, subject to the expiration or termination of applicable waiting periods under all applicable antitrust laws and satisfaction of other customary closing conditions. For additional information, please see our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission, or SEC, on July 6, 2017.

Components of Operating Results

Revenue

To date, our revenue has consisted of upfront license fees, reimbursed research and development expenses and milestone payments from our collaboration agreements with Merck KGaA, Darmstadt Germany on BGB‑283 and BGB‑290. We do not expect to generate revenue from internally developed products unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty.

On May 24, 2013, we entered into license agreements with Merck KGaA, Darmstadt Germany on BGB‑283, which we amended and restated on December 10, 2013, and further amended on October 1, 2015 and December 3, 2015. In the latest amendment, Merck KGaA, Darmstadt Germany granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the RAF dimer inhibitor in The People’s Republic of China, which we refer to as the PRC Territory, subject to certain non-compete restrictions. In March 2017, Merck KGaA, Darmstadt Germany informed us that it would not exercise a continuation option in the ex-PRC Territory, and thus, the ex-PRC BRAF Agreement has terminated in its entirety, except for certain provisions that survive termination. Under these agreements, we received $13 million in non-refundable payments in 2013 following their execution, $5 million in milestone payments in 2014 and $4 million in milestone payments in 2015. We are eligible to receive $14 million in payments upon the successful achievement of pre-specified clinical milestones in the PRC Territory. In consideration for the licenses Merck KGaA, Darmstadt Germany granted to us, we are required to pay Merck KGaA, Darmstadt Germany a high single-digit royalty on aggregate net sales of licensed BRAF inhibitors in the PRC Territory.

On October 28, 2013, we entered into license agreements with Merck KGaA, Darmstadt Germany on BGB‑290, pursuant to which (1) we granted to Merck KGaA, Darmstadt Germany an exclusive license under certain of our intellectual property rights to develop and manufacture, and, if Merck KGaA, Darmstadt Germany exercises a certain continuation option, to commercialize and manufacture our compound BGB‑290 and any other compound covered by the same existing patent rights with primary activity to inhibit PARP 1, 2 or 3 enzymes in the Ex-PRC Territory, and (2) Merck KGaA, Darmstadt Germany granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the licensed PARP inhibitors in the PRC Territory. Under these license agreements, we received $6 million in non-refundable payments in November 2013 following their execution and $9 million in milestone payments in 2014. We were eligible to receive up to $7 million and $2.5 million, in payments upon the successful achievement of pre-specified clinical and regulatory milestones in the PRC Territory, respectively. On October 1, 2015, pursuant to a purchase of rights agreement, we repurchased all of Merck KGaA, Darmstadt Germany’s worldwide rights under the ex-PRC license agreement, in consideration for, among other things, a one-time payment of $10 million and reduction of future milestone payments that we are eligible to receive under the PRC license agreement. In connection with such repurchase, the ex-PRC license agreement terminated except for certain provisions therein. The remaining $3 million of deferred revenue related to PARP as of October 1, 2015 was netted against the $10 million repurchase consideration. In consideration for the licenses granted to us, we are required to pay Merck KGaA, Darmstadt Germany a high single-digit royalty percentage on aggregate net sales of licensed products in the PRC Territory. In addition, if Merck KGaA, Darmstadt Germany exercises its PRC commercialization option under certain specified conditions, Merck KGaA, Darmstadt Germany is required to pay us a $50 million non-refundable payment upon such exercise, and we are eligible for a $12.5 million milestone payment upon the successful achievement of a certain additional regulatory event in the PRC Territory as well as royalties on any product sales.

We recognized no collaboration revenue from the Merck KGaA, Darmstadt Germany collaboration for the three and six months ended June 30, 2017, and $0.4 million and $1.1 million of collaboration revenue from this collaboration for the three and six months ended June 30, 2016, respectively. The following table summarizes the revenue recognition schedule of an aggregate of $34.0 million in revenue from our collaboration agreements with Merck KGaA, Darmstadt Germany, comprised of an aggregate of $22.0 million related to BGB‑283 and $12.0 million related to BGB‑290. The revenue consists of an upfront non-refundable license fee, Phase 1 research and development fees, and a development based target payment related to the collaborative arrangements for BRAF, excluding the $3 million in deferred revenue that was netted against the $10 million repurchase consideration relating to the PARP inhibitors under the ex-PRC license agreement. In accordance with our revenue recognition policy, we have recognized these amounts as shown in the table below:

	BGB‑283	BGB‑290	Total
	(in thousands)
2013	$8,317	$2,823	$11,140
2014	5,906	7,048	12,954
2015	6,707	2,109	8,816
2016	1,070	—	1,070
Total	$22,000	$11,980	$33,980

For the three and six months ended June 30, 2016, substantially all of our revenue was generated solely from our collaboration agreements with Merck KGaA, Darmstadt Germany. For the next several years, we expect substantially all of our revenue will be generated from future milestones under our collaboration agreements with Merck KGaA, Darmstadt Germany, if any, and any other strategic relationships we may enter into, and, subject to the closing of our transactions with Celgene, product revenue from sales of the in-licensed drugs in China and collaboration revenue from the PD-1 collaboration. If our development efforts are successful, we may also generate revenue from product sales of our internally developed drug candidates.

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

•	costs associated with preclinical activities and development activities;
•	costs associated with regulatory operations; and
•	other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.

Our current research and development activities mainly relate to the clinical development of the following programs:

•	BGB‑3111, a potent and highly selective small molecule inhibitor of BTK;
•	BGB-A317, an investigational humanized monoclonal antibody against PD‑1;
•	BGB‑290, a molecularly targeted, orally available, potent and highly selective inhibitor of PARP1 and PARP2; and
•	BGB‑283, a small molecule inhibitor of both the monomer and dimer forms of BRAF.

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

At this time, it is difficult to estimate or know, for certain, the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our drug candidates. This is due to the numerous risks and uncertainties associated with developing such drug candidates, including the uncertainty of:

•	successful enrollment in and completion of clinical trials;
•	establishing an appropriate safety profile;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	receipt of marketing approvals from applicable regulatory authorities;
•	commercializing our drug candidates, if and when approved, whether as monotherapies or in combination with our internally discovered drug candidates or third-party agents;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
•	continued acceptable safety profiles of the products following approval; and
•	retention of key personnel.

A change in the outcome of any of these variables with respect to the development of any of our drug candidates could significantly change the costs, timing and viability associated with the development of that drug candidate.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the clinical trials of BGB‑3111, BGB-A317, BGB‑290 and BGB‑283 as a treatment for various cancers and move these drug candidates into additional clinical trials, including registrational trials. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefit costs, including share-based compensation for general and administrative personnel. Other general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in general and administrative activities. We anticipate that our general and administrative expenses will increase in future periods to support increases in our research, development and commercialization activities, including the continuation of the clinical trials of BGB‑3111, BGB-A317, BGB‑290 and BGB‑283 as a treatment for various cancers and the initiation of our clinical trials for our other drug candidates, plans for the potential commercialization of these drug candidates, if approved, and our planned commercialization efforts in China. These cost increases will likely be due to increased headcount, increased share-based compensation charges, expanded infrastructure and increased costs for insurance. We also anticipate increased legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company.

Interest Income (Expense), Net

Interest Income

Interest income consists primarily of interest generated from our cash and short-term investments in money markets and U.S. Treasury securities.

Interest Expense

Interest expense consists primarily of interest on our senior promissory note, convertible promissory note, long-term bank loan and Shareholder Loan.

Other Income (Expense), Net

Other income consists primarily of government grants and subsidies received that involve no conditions or continuing performance obligations by us. Other expense consists primarily of loss from property and equipment disposals and donations made to sponsor certain events.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
Collaboration revenue	$—	$393	$(393)	$—	$1,070	$(1,070)
Operating expenses:
Research and development	(47,245)	(21,117)	(26,128)	(90,018)	(38,994)	(51,024)
General and administrative	(10,777)	(3,904)	(6,873)	(19,546)	(7,038)	(12,508)
Total operating expenses	(58,022)	(25,021)	(33,001)	(109,564)	(46,032)	(63,532)
Loss from operations	(58,022)	(24,628)	(33,394)	(109,564)	(44,962)	(64,602)
Interest (expense)/income, net	(1,982)	121	(2,103)	(1,796)	411	(2,207)
Changes in fair value of financial instruments	—	—	—	—	(1,514)	1,514
Gain/(loss) on sale of available-for-sale securities	2	(228)	230	10	(940)	950
Other (expense)/income, net	(477)	746	(1,223)	428	1,059	(631)
Loss before income tax expense	(60,479)	(23,989)	(36,490)	(110,922)	(45,946)	(64,976)
Income tax expense	(201)	(135)	(66)	(381)	(179)	(202)
Net loss	(60,680)	(24,124)	(36,556)	(111,303)	(46,125)	(65,178)
Less: Net loss attributable to noncontrolling interest	(135)	—	(135)	(135)	—	(135)
Net loss attributable to BeiGene, Ltd.	$(60,545)	$(24,124)	$(36,421)	$(111,168)	$(46,125)	$(65,043)

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

Revenue from the Merck KGaA, Darmstadt Germany Collaboration decreased by $0.4 million to nil for the three months ended June 30, 2017 from $0.4 million for the three months ended June 30, 2016. The decrease in revenue was due to the research and development service deliverables under our collaboration agreement for BGB-283 being completed in 2016.

Research and Development Expense

Research and development expense increased by $26.1 million, or 124%, to $47.2 million for the three months ended June 30, 2017 from $21.1  million for the three months ended June 30, 2016. The following table summarizes external clinical, external preclinical and internal research and development expense for the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended
	June 30,
	2017	2016	Changes
	(in thousands)
External cost of clinical‑stage programs	$22,178	$12,589	$9,589
External cost of preclinical‑stage programs	4,206	1,355	2,851
Internal research and development expenses	20,861	7,173	13,688
Total research and development expenses	$47,245	$21,117	$26,128

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

• increases of approximately $4.3 million, $3.5 million and $1.8 million, respectively, for BGB‑290,  BGB‑3111 and BGB-A317 primarily due to the expansion of our ongoing clinical development plan, including the initiation of two global combination Phase 1 and Phase 1b/2 trials of BGB-290, the continued enrollment of our three registrational BGB-3111 trials, the initiation of a Phase 2 BGB-3111 trial in China and the initiation of a registrational trial of BGB-A317 in China;

• increase of approximately $2.9 million in external spending for our preclinical-stage programs.

The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our pipeline, and included the following:

• $6.8 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and clinical activities;

• $4.0 million increase of share-based compensation expense ($4.7 million in the three months ended June 30, 2017 compared to $0.7 million in the three months ended June 30, 2016), primarily attributable to our increased headcount; and

• $2.9 million increase of consulting fees, facility and travel expenses, rental fees and other expenses, primarily attributable to the global expansion of our company.

General and Administrative Expense

General and administrative expense increased by $6.9 million, or 176%, to $10.8 million for the three months ended June 30, 2017 from $3.9 million for the three months ended June 30, 2016. The increase was primarily attributable to the following:

• $1.9 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization;

• $1.8 million increase of share-based compensation expense ($2.3 million in the three months ended June 30, 2017 compared to $0.5 million in the three months ended June 30, 2016), primarily attributable to our increased headcount;

• $1.8 million increase of professional fees for legal, consulting, recruiting and audit services, mainly in connection with our patent prosecution activities, consulting activities, business development activities, including the Celgene transactions, recruiting services and the preparation of periodic reports; and

• $1.4 million increase of facility and travel expenses, rental fees and other administrative expenses, primarily attributable to the global expansion of our company.

Interest Income (Expense), Net

Net interest (expense) income decreased by $2.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease in interest (expense) income was primarily attributable to increase of interest expense, net from the long-term bank loan and Shareholder Loan.

Gain on Sale of Available-for-sale Securities

The less than $0.1 million gain on sale of available-for-sale securities was recorded for the three months ended June 30, 2017 following the sale of certain available-for-sale securities.

Other Income (Expense), Net

Net other (expense) income decreased by $1.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Other income (expense), net primarily consisted of foreign currency exchange gains/losses and other expenses.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended June 30, 2017 compared with $0.1 million for the three months ended June 30, 2016. Income tax expense is attributable to BeiGene (USA), a wholly owned subsidiary which was established in July 2015 to provide general management services and strategic advisory services to BeiGene, Ltd. BeiGene, Ltd. and its other subsidiaries were in cumulative loss positions for the three months ended June 30, 2017 and 2016 and are in a full valuation allowance position.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Revenue

Revenue from our Merck KGaA, Darmstadt Germany Collaboration decreased by $1.1 million to nil for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016. The decrease in revenue was due to the research and development service deliverables under our collaboration agreement for BGB-283 being completed in 2016.

Research and Development Expense

Research and development expense increased by $51.0 million, or 131%, to $90.0 million for the six months ended June 30, 2017 from $39.0 million for the six months ended June 30, 2016. The following table summarizes external clinical, external preclinical and internal research and development expense for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended
	June 30,
	2017	2016	Changes
	(in thousands)
External cost of clinical‑stage programs	$46,758	$22,069	$24,689
External cost of preclinical‑stage programs	5,341	1,887	3,454
Internal research and development expenses	37,919	15,038	22,881
Total research and development expenses	$90,018	$38,994	$51,024

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included:

• increases of approximately $16.1 million,  $5.4 million and $4.1 million, respectively, for BGB‑3111, BGB‑290 and BGB-A317, offset by a  decrease of approximately $0.9 million for BGB-283. The expense increases were primarily due to the expansion of our ongoing clinical development plan, including the initiation and continued enrollment of our three registrational BGB-3111 trials and the initiation of a Phase 2 BGB-3111 trial in China, the initiation of two global combination Phase 1 and Phase 1b/2 trials of BGB-290, and the initiation of a registrational trial of BGB-A317 in China and continued enrollment of our combination and monotherapy BGB-A317 trials;

• increase of approximately $3.5 million in external spending for our preclinical-stage programs.

The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our pipeline, and included the following:

• $11.8 million increase of employee salaries and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and clinical activities;

• $6.3 million increase of share-based compensation expense ($9.3 million in the six months ended June 30, 2017 compared to $3.0 million in the six months ended June 30, 2016), primarily attributable to our increased headcount; and

• $4.8 million increase of consulting fees, facilities, travel, rental fee and other expenses, primarily attributable to the global expansion of our company.

General and Administrative Expense

General and administrative expense increased by $12.5 million, or 178%, to $19.5 million for the six months ended June 30, 2017 from $7.0 million for the six months ended June 30, 2016. The increase was primarily attributable to the following:

• $3.9 million increase of professional fees for legal, consulting, recruiting and audit services, mainly in connection with our patent prosecution activities, consulting activities, business development activities, including the Guangzhou joint venture and Celgene transactiions, recruiting services and the preparation of periodic reports;

• $3.1 million increase of employee salaries and benefits, which was primarily attributable to hiring of more personnel to support our growing organization;

• $2.9 million increase of share-based compensation expense ($3.8 million in the six months ended June 30, 2017 compared to $0.9 million in the six months ended June 30, 2016), primarily attributable to our increased headcount; and

• $2.6 million increase of office, travel, rental fee and other administrative expenses, primarily attributable to the global expansion of our company.

Interest Income (Expense), Net

Net interest (expense) income decreased by $2.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily attributable to increase of interest expense from the long-term bank loan and Shareholder Loan.

Changes in Fair Value of Financial Instruments

Loss from changes in fair value of financial instruments was nil for the six months ended June 30, 2017, compared with $1.5 million for the six months ended June 30, 2016. The decrease in loss from changes in fair value of financial instruments was primarily attributable to change in the fair value of warrants and option liabilities, both of which were exercised in January 2016 and February 2016 in connection with the IPO.

Gain on Sale of Available-for-sale Securities

The less than $0.1 million gain on sale of available-for-sale securities was recorded for the six months ended June 30, 2017 following the sale of certain available-for-sale securities.

Other Income, Net

Net other income decreased by $0.7 million to $0.4 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016. Net other income primarily consisted of government grants received and foreign currency exchange gains/losses recognized.

Income Tax Expense

Income tax expense was $0.4 million for the six months ended June 30, 2017 compared with $0.2 million for the six months ended June 30, 2016. Income tax expense is attributable to BeiGene (USA), a wholly owned subsidiary which provides general management services and strategic advisory services to BeiGene, Ltd. BeiGene, Ltd. and its other subsidiaries were in cumulative loss positions for the six months ended June 30, 2017 and 2016 and are in a full valuation allowance position.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred net losses of $60.7 million and $111.3 million, respectively, for the three and six months ended June 30, 2017, and $24.1 million and $46.1 million, respectively, for the three and six months ended June 30, 2016. As of June 30, 2017, we had an accumulated deficit of $348.6 million. Our primary use of cash is to fund research and development costs. Our operating activities used $87.6 million and $39.1 million of cash flows during the six months ended June 30, 2017 and 2016, respectively. Historically, we financed our operations principally through proceeds from private placements of preferred shares, promissory notes and convertible notes and proceeds from the Merck KGaA, Darmstadt Germany collaboration agreements. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering as follows:

On February 8, 2016, we completed our initial public offering, or IPO, on the NASDAQ Global Select Market. 6,600,000 ADSs representing 85,800,000 ordinary shares were sold at $24.00 per ADS, or $1.85 per ordinary share. Additionally, the underwriters exercised their options to purchase an additional 990,000 ADSs representing 12,870,000 ordinary shares. Net proceeds from the IPO including underwriter options after deducting underwriting discounts and offering expenses were $166.2 million. The deferred IPO costs of $16.0 million were recorded as a reduction of the proceeds received from the IPO in the shareholders’ equity.

On November 23, 2016, we completed a follow-on public offering at a price of $32.00 per ADSs, or $2.46 per ordinary share. In this offering, we sold 5,781,250 ADSs representing 75,156,250 ordinary shares. Additionally, the underwriters exercised their options to purchase an additional 850,000 ADSs representing 11,050,000 ordinary shares from us. The selling shareholders sold 468,750 ADSs representing 6,093,750 ordinary shares. Net proceeds from this offering including underwriter options after deducting the underwriting discounts and offering expenses were $198.6 million. We did not receive any proceeds from the sale of the shares by the selling shareholders. The deferred follow-on public offering costs of $13.6 million were recorded as a reduction of the proceeds received from the offering in shareholders’ equity.

As of June 30, 2017, we had cash, cash equivalents and short-term investments of $407.4 million, including approximately $155.2 million of cash held by BeiGene Biologics to build a commercial biologic facility in Guangzhou, China and to fund research and development of biologic drug candidates in China.

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(87,597)	$(39,097)
Net cash provided by (used in) investing activities	113,249	(95,205)
Net cash provided by financing activities	147,600	174,570
Net effect of foreign exchange rate changes	240	(53)
Net increase in cash and cash equivalents	$173,492	$40,215

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

During the six months ended June 30, 2017, operating activities used $87.6 million of cash, which resulted principally from our net loss of $111.3 million, adjusting for non-cash charges of $12.6 million and by cash provided by our operating assets and liabilities of $11.1 million. Our net non-cash charges during the six months ended June 30, 2017 primarily consisted of $13.1 million of share-based compensation expense, $2.2 million of non-cash interest expense and $1.4 million of depreciation expense, offset by $4.1 million related to deferred tax benefits.

During the six months ended June 30, 2016, operating activities used $39.1 million of cash, which resulted principally from our net loss of $46.1million, adjusting for non-cash charges of $7.3 million and by cash used in our operating assets and liabilities of $0.3 million. Our net non-cash charges during the six months ended June 30, 2016 primarily consisted of $0.9 million of depreciation expense, $3.9 million of share-based compensation expense, a $0.9 million disposal loss on available-for-sale securities and a $1.5 million loss from changes in the fair value of financial instruments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $113.2 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $95.2 million for the six months ended June 30, 2016. The increase in cash provided by investing activities was primarily due to $134.2 million of net proceeds from the sale or maturity of available-for-sale securities, $8.9 million paid to purchase property and equipment, and $12.1 million payment to acquire land use rights in Guangzhou, China.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $147.6 million for the six months ended June 30, 2017 compared to $174.6 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we received $132.8 million of proceeds from the Shareholder Loan and $14.5 million from the capital contribution in BeiGene Biologics by GET. During the six months ended June 30, 2016, we received net proceeds of $167.9 million from our initial public offering, net of underwriter discount and offering costs, $4.5 million from a  long-term bank loan and $2.1 million from the exercise of warrants and options.

Operating Capital Requirements

We do not expect to generate significant revenue from product sales of our drug candidates unless and until we obtain regulatory approval of and commercialize one of our current or future drug candidates. Subject to the closing of the Celgene transaction, we expect to generate sales from the licensed products in China following the closing of that transaction, which is expected in the third quarter of 2017. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, prepare for commercialization and begin to commercialize any approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2017, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund clinical development of BGB‑3111, BGB-A317, BGB‑290 and BGB‑283 as monotherapies and in combination, fund new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory reviews and approvals;
•	the ability of our drug candidates to progress through clinical development successfully;
•	the initiation, progress, timings, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;
•	the number and characteristics of the drug candidates we pursue;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the costs of establishing and expanding our commercial operations;
•	the extent to which we acquire or in-license other products and technologies; and
•	our ability to maintain and establish collaboration arrangements on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and government grants. Under SEC rules, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On May 26, 2017, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs or ordinary shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of the payment due date by period at June 30, 2017:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$23,575	$5,245	$10,194	$5,698	$2,438
Long‑term debt obligations	$152,728	—	$17,701	—	135,027
Capital commitments	$45,951	$45,951	—	—	—
Total	$222,254	$51,196	$27,895	$5,698	$137,465

Operating Lease Commitments

We lease office and manufacturing facilities in Beijing, Suzhou and Guangzhou, PRC and office facilities in the United States in California, Massachusetts and New Jersey under non-cancelable operating leases expiring on different dates. Payments under operating leases are expensed on a straight-line basis over the periods of the respective leases. The future minimum payments under these non-cancelable operating leases are summarized in the table above.

Long-term Debt Obligations

Long-term Bank Loan

On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17.7 million at a 7% fixed annual interest rate. As of June 30, 2017, we have drawn down the entire $17.7 million, which is secured by BeiGene (Suzhou)’s equipment with a carrying amount of $22.8 million and our rights to a PRC patent on a drug candidate. The loan amounts of $8.9 million and $8.8 million are repayable on September 30, 2018 and 2019, respectively.

Shareholder Loan

On March 7, 2017, BeiGene Biologics entered into a Shareholder Loan Contract with GET, pursuant to which, GET provided a Shareholder Loan to BeiGene Biologics with the principal of RMB900 million at an 8% fixed annual interest rate. The term of the Shareholder Loan is 72 months, commencing from the actual drawdown date of April 14, 2017 and ending on April 13, 2023, unless converted earlier. On April 14, 2017, we drew down the entire RMB900 million from GET.

Capital Commitments

We had capital commitments amounting to $46.0 million for the acquisition of property, plant and equipment as of June 30, 2017, which was primarily for building BeiGene (Suzhou)’s and BeiGene Guangzhou Factory’s manufacturing facilities in Suzhou and Guangzhou, China, respectively.

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

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for information regarding recent accounting pronouncements.

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

We have determined that, as of June 30, 2017, we have at least $700 million of equity securities held by non-affiliates, and as such we will no longer qualify as an emerging growth company as of December 31, 2017. As a result, we will no longer be able to take advantage of specified reduced disclosure and other requirements that are available to emerging growth companies after such date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest and Credit Risk

Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $261.0 million and $87.5 million and short-term investments of $146.4 million and $280.7 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, our cash and cash equivalents were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At June 30, 2017, our short-term investments consisted primarily of U.S. Treasury securities. We believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100‑basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2017 by $0.4 million.

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

RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was appreciation of approximately 2.6% in the six months ended June 30, 2017 and depreciation of approximately 6.3% in the year ended December 31, 2016, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a‑15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

*We are a globally focused biopharmaceutical company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are a globally focused biopharmaceutical company formed in October 2010. Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials of our current drug candidates, such as BGB‑3111, BGB-A317, BGB‑290 and BGB‑283. We have not yet demonstrated an ability to successfully complete large-scale, registrational clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have not yet obtained regulatory approval for, or demonstrated an ability to commercialize, any of our drug candidates. We have no products approved for commercial sale and have not generated any revenue from product sales. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as an early-stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

We are focused on the discovery, development and commercialization of innovative, molecularly targeted and immuno-oncology drugs for the treatment of cancers. Our limited operating history, particularly in light of the rapidly evolving cancer treatment field, may make it difficult to evaluate our current business and predict our future performance. Our short history makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields as we seek to transition to a company capable of supporting commercial activities. If we do not address these risks and difficulties successfully, our business will suffer.

*We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We have devoted most of our financial resources to research and development, including our nonclinical development activities and clinical trials. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2010. We reported a net loss of $60.7 million and $111.3 million, respectively, for the three and six months ended June 30, 2017, and $24.1 million and $46.1 million, respectively, for the three and six months ended June 30, 2016. As of June 30, 2017, we had a deficit accumulated of $348.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We expect our research and development expenses to continue to be significant in connection with our continued investment in our cancer biology platform and our ongoing and planned clinical trials for our drug candidates, such as BGB‑3111, BGB-A317, BGB‑290 and BGB‑283. Furthermore, if we obtain regulatory approval for our drug candidates, we expect to incur increased sales and marketing expenses. In addition, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have a material adverse effect on our shareholders’ deficit, financial position, cash flows and working capital.

*We currently do not generate revenue from product sales and may never become profitable.

Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our drug candidates, such as BGB‑3111, BGB-A317, BGB‑290 and BGB‑283, as we do not currently have any drugs that are available for commercial sale. We expect to continue to incur substantial and increasing losses through the projected commercialization of our drug candidates, if approved. None of our drug candidates have been approved for marketing in the United States, the European Union, the People’s Republic of China, or PRC, or any other jurisdiction and may never receive such approval. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our drug candidates, obtain necessary regulatory approvals, and have our drugs manufactured and successfully marketed.

Even if we receive regulatory approval of our drug candidates for commercial sale, we do not know when they will generate revenue, if at all. Our ability to generate product sales revenue depends on a number of factors, including our ability to continue:

•	completing research regarding, and nonclinical and clinical development of, our drug candidates;
•	obtaining regulatory approvals for drug candidates for which we complete clinical trials;
•	obtaining adequate reimbursement from third-party payors, including government payors;
•

developing a sustainable and scalable manufacturing process for our drug candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own manufacturing capabilities and infrastructure;

•	launching and commercializing drug candidates for which we obtain regulatory approvals, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our drug candidates as viable treatment options;
•	identifying, assessing, acquiring and/or developing new drug candidates;
•	addressing any competing technological and market developments;

•	negotiating and maintaining favorable terms in any collaboration, licensing or other arrangements into which we may enter, such as our collaboration arrangements with Merck KGaA, Darmstadt Germany;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

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

We have financed our operations with a combination of equity and debt offerings, contracts, and private and public grants. Through June 30, 2017, we raised approximately $170 million in private equity financing and $10 million in non-convertible debt financings. To date, we have received a total of $37 million in upfront payments and milestone payments through our collaboration arrangements with Merck KGaA, Darmstadt Germany for BGB‑283 and BGB‑290. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering of the ADSs and received net proceeds of $166.2 million and $198.6 million, respectively, after deducting underwriting discounts and offering expenses. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any product sales revenue. Upon closing of the Celgene transactions, we will receive $263 million in upfront license fees and a $150 million equity investment from Celgene and will be eligible to receive up to $980 million in development, regulatory and sales milestone payments and royalties in the low-double digit to mid-twenty percentages on any future sales of BGB-A317, based on specified terms.

Our operations have consumed substantial amounts of cash since inception. Our operating activities used $87.6 million and $39.1 million of net cash during the six months ended June 30, 2017 and 2016, respectively. We expect to continue to spend substantial amounts on drug discovery advancing the clinical development of our drug candidates, and launching and commercializing any drug candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our primary drug candidates: BGB‑3111, BGB-A317, BGB‑290 and BGB‑283. We will need to obtain additional financing to conduct additional clinical trials for the approval of our drug candidates if requested by regulatory bodies, and completing the development of any additional drug candidates we might discover. Moreover, our fixed expenses such as rent, interest expense and other contractual commitments are substantial and are expected to increase in the future.

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

•

the amount and timing of the milestone and royalty payments we receive from our collaborators under our licensing arrangements, such as our collaborations with Merck KGaA, Darmstadt Germany and Celgene;

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC, Australia and other non-U.S. governments. For instance, in August 2015, the People’s Bank of China, or PBOC, changed the way it calculates the mid-point price of Renminbi against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. It is difficult to predict how market forces or PRC, Australia, other non-U.S. governments and U.S. government policies may impact the exchange rate of RMB and the U.S. dollar or any other currencies in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the RMB against the U.S. dollar.

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

We had cash and cash equivalents of $261.0 million and $87.5 million and short-term investments of $146.4 million and $280.7 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, our short-term investments mainly consisted of U.S. Treasury securities. On February 8, 2016 and November 23, 2016, we completed our initial public offering and follow-on public offering of the ADSs and received net proceeds of $166.2 million and $198.6 million, respectively, after deducting underwriting discounts and offering expenses. We may invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds, including commercial paper and money market instruments, which may not yield a favorable return to our shareholders. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. Our primary exposure to market risk relates to fluctuations in the interest rates of the PRC and the United States. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.

Risks Related to Clinical Development of Our Drug Candidates

*We depend substantially on the success of our drug candidates, particularly BGB‑3111, BGB-A317, BGB‑290 and BGB‑283, which are in clinical development. Clinical trials of our drug candidates may not be successful. If we are unable to commercialize our drug candidates, or experience significant delays in doing so, our business will be materially harmed.

Our business and the ability to generate revenue related to product sales, if ever, will depend on the successful development, regulatory approval and commercialization of our drug candidates for the treatment of patients with cancer, particularly BGB‑3111, BGB-A317, BGB‑290 and BGB‑283, which are still in development, and other drugs we may develop. We have invested a significant portion of our efforts and financial resources in the development of our existing drug candidates. The success of our drug candidates, including BGB‑3111, BGB-A317, BGB‑290 and BGB‑283, will depend on several factors, including:

•	successful enrollment in, and completion of, clinical trials, as well as completion of preclinical studies;
•	receipt of regulatory approvals from the FDA, CFDA, EMA and other comparable regulatory authorities for our drug candidates, including our companion diagnostics;
•	establishing commercial manufacturing capabilities, either by building facilities ourselves or making arrangements with third-party manufacturers;
•	relying on third parties to conduct our clinical trials safely and efficiently;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity;
•	protecting our rights in our intellectual property;
•	ensuring we do not infringe, misappropriate or otherwise violate the patent, trade secret or other intellectual property rights of third parties;
•	launching commercial sales of our drug candidates, if and when approved;
•	obtaining reimbursement from third-party payors for drug candidates, if and when approved;
•	competition with other drug candidates and drugs;
•	continued acceptable safety profile for our drug candidates following regulatory approval, if and when received; and
•	obtaining sufficient supplies of any competitor drug products that may be necessary for use in clinical trials for evaluation of our drug candidates.

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

Our clinical trials will compete with other clinical trials for drug candidates that are in the same therapeutic areas as our drug candidates, such as BGB‑3111, BGB-A317, BGB‑290 and BGB‑283, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

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

*Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, including genetic differences, patient adherence to the dosing regimen and other trial protocol elements and the rate of dropout among clinical trial participants. In the case of any trials we conduct, results may differ from earlier trials due to the larger number of clinical trial sites and additional countries and languages involved in such trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be favorable.

If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, CFDA, EMA or other comparable regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Before obtaining regulatory approval for the sale of our drug candidates, such as BGB‑3111, BGB-A317, BGB‑290 and BGB‑283, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and successful interim results of a clinical trial do not necessarily predict successful final results.

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

Our drug candidates could fail to receive regulatory approval from the FDA, CFDA, EMA or a comparable regulatory authority for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;
•	failure to demonstrate that a drug candidate is safe and effective or that a biologic drug candidate is safe, pure, and potent for its proposed indication;
•	failure of clinical trial results to meet the level of statistical significance required for approval;
•	failure to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•	disagreement with our interpretation of data from preclinical studies or clinical trials;
•	the insufficiency of data collected from clinical trials of our drug candidates to support the submission and filing of an NDA, BLA or other submission or to obtain regulatory approval;
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

*Regulatory approval may be substantially delayed or may not be obtained for one or all of our drug candidates if regulatory authorities require additional time or studies to assess the safety and efficacy of our drug candidates.

We may be unable to initiate or complete development of our drug candidates, such as BGB‑3111, BGB-A317, BGB‑290 and BGB‑283, on schedule, if at all. The timing for the completion of the studies for our drug candidates will require funding beyond the proceeds of our initial public offering and follow-on public offering. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our drug candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our drug candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our drug candidates are time consuming and expensive and together take several years or more to complete. Delays in clinical trials, regulatory approvals or rejections of applications for regulatory approval in the United States, Australia, New Zealand, the PRC, Europe or other markets may result from many factors, including:

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

•	failure to reach agreement with the FDA, CFDA, EMA or other regulators regarding the scope or design of our clinical trials;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	our inability to enroll a sufficient number of patients who meet the inclusion and exclusion criteria in a clinical trial;
•	our inability to conduct a clinical trial in accordance with regulatory requirements or our clinical trial protocols;
•	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;
•	failure of our third-party clinical research organizations to satisfy their contractual duties or regulatory requirements or meet expected deadlines;
•	delay or failure in adding new clinical trial sites;
•	ambiguous or negative interim results, or results that are inconsistent with earlier results;
•	unfavorable or inconclusive results of clinical trials and supportive nonclinical studies, including unfavorable results regarding effectiveness of drug candidates during clinical trials;
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

*Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our drug development strategy.

As one of the key elements of our clinical development strategy, we seek to identify patient subsets within a disease category who may derive selective and meaningful benefit from the drug candidates we are developing. In collaboration with partners, we plan to develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our drug candidates, if approved. Companion diagnostics are subject to regulation by the FDA, CFDA, EMA and other comparable regulatory authorities and require separate regulatory approval or clearance prior to commercialization. We do not develop companion diagnostics internally, and thus we are dependent on the sustained cooperation and effort of our third-party collaborators in developing and obtaining approval or clearance for these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval or clearance of the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval or clearance of the companion diagnostics could delay or prevent approval of our drug candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. A failure of such companion diagnostics to gain market acceptance would have an adverse effect on our ability to derive revenues from sales of our drugs. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the diagnostic we anticipate using in connection with development and commercialization of our drug candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our drug candidates.

*Our drug candidates may cause undesirable adverse events or have other properties that could interrupt, delay or halt clinical trials, delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.

Undesirable adverse events, or AEs, caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, CFDA, EMA or other comparable regulatory authority. Results of our trials could reveal a high and unacceptable severity or prevalence of AEs. In such an event, our trials could be suspended or terminated and the FDA, CFDA, EMA or other comparable regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates for any or all targeted indications.

Treatment-related serious adverse events, or SAEs, that have been reported in our monotherapy clinical trials include the following:  (i) for BGB-3111, petechiae (spots that appear on the skin as a result of bleeding), purpura (subcutaneous bleeding), bruising, other serious hemorrhage (grade 3 hemorrhage or central nervous system, or CNS, hemorrhage of any grade), atrial fibrillation, diarrhea, haemothorax, colitis, febrile neutropenia, and headache; (ii) for BGB-A317, colitis, hypotension, diarrhea, diabetes mellitus, diabetic ketoacidosis, dyspnea, hypoxia, pneumonitis, fatigue, alanine aminotransferase, or ALT, increase, aspartate aminotransferase, or AST, increase, gamma-glutamyl transferase, or GGT, increase, autoimmune pancreatitis, back pain, dermatitis, hyperglycaemia, hyperthyroidism, nausea, proteinuria, stomatitis, bilirubin increase, leukopenia, neutropenia, and hepatitis; (iii) for BGB-290, anemia, neutropenia, nausea, vomiting, thrombocytopenia, and acute myeloid leukemia / myelodysplastic syndrome; and (iv) for BGB-283, thrombocytopenia, fatigue, nausea, anemia, neutropenia, vomiting, hepatitis, ALT increase, AST increase, GGT increase, pyrexia, decreased appetite, hypophosphataemia, hand-foot syndrome, hypertension, weight decrease, lymphopenia, leukopenia, and constipation.

In addition, treatment-related SAEs that have been reported in our combination clinical trials include the following:  (i) for the BGB-3111 and obinutuzumab combination, neutropenia, thrombocytopenia, infusion-related reaction, and serious hemorrhage, including one report of a grade 3 intracranial hemorrhage SAE, which is possibly drug related, in one Diffuse Large B-Cell Lymphoma patient that caused the patient’s treatment with BGB-3111 to be interrupted; (ii) for the BGB-3111 and BGB-A317 combination, haemolytic anaemia, pneumonia, pneumonitis, anemia, autoimmune encephalitis, dyspnea, ALT increase, GGT increase, infusion-related reaction, peripheral edema, pyrexia, thrombocytopenia, limb abscess, ulcerative keratitis, catheter site hemorrhage, and eczema; and (iii) for the BGB-290 and BGB-A317 combination, nausea, vomiting, hepatitis, ALT increase, AST increase, GGT increase, fatigue, anemia, liver injury, hypophysitis, and neutropenia.

Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly.

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

*We may seek orphan drug designation and exclusivity for some of our drug candidates, and we may be unsuccessful.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States, or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the product for the indication can be recovered by sales of the product in the United States. BGB‑3111 received orphan drug designation from the FDA for CLL, MCL and WM in 2016.

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

The FDA may seek to impose a consent decree or withdraw marketing approval if compliance with regulatory requirements is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our drug candidates, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our drugs, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, untitled or warning letters, or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals or withdrawal of approvals;
•	product seizure or detention, or refusal to permit the import or export of our drug candidates; and
•	injunctions or the imposition of civil or criminal penalties.

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

We currently do not have any drug candidates that have gained regulatory approval for sale in the United States, European Union, China or any other country, and we cannot guarantee that we will ever have marketable drugs. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize drug candidates in a timely manner. We cannot commercialize drug candidates without first obtaining regulatory approval to market each drug from the FDA, CFDA, EMA and comparable regulatory authorities. BGB‑3111, BGB-A317, BGB‑290 and BGB‑283 are each currently undergoing clinical trials. We cannot predict whether these trials and future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date.

Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, we have not submitted an NDA or Biologics License Application, or BLA, for any of our drug candidates. An NDA or BLA must include extensive preclinical and clinical data and supporting information to establish, in the case of an NDA, the drug candidate’s safety and effectiveness or, in the case of a BLA, safety, purity and potency for each desired indication. The NDA or BLA must also include significant information regarding the chemistry, manufacturing and controls for the drug. Obtaining approval of an NDA or BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA or BLA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA.

Regulatory authorities outside of the United States, such as the CFDA and EMA, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking non-U.S. regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain non-U.S. regulatory approvals on a timely basis, if at all.

Specifically, in China, the CFDA categorizes domestically-manufactured innovative drug applications as Category 1 and imported innovative drug applications as Category 5. To date, most of local companies’ domestically-manufactured drug applications are filed in Category 1 if the drug has not already been approved by the FDA or EMA. Most multinational pharmaceutical companies’ drug registration applications are filed in Category 5 applicable to imported drugs, formerly known as Category 3 prior to the reclassification implemented by CFDA in 2016. These two categories have distinct approval pathways, as described in the section of our Annual Report titled “Item 1—Business—Regulatory Framework and Structural Advantages of Being a China-Based Research and Development Organization.” We believe the local drug registration pathway, Category 1, is a faster and more efficient path to approval in the Chinese market than Category 5. Companies are required to obtain Clinical Trial Application approval before conducting clinical trials in China. This registration pathway has a fast track review and approval mechanism if the drug candidate is on a national priority list. The imported drug registration pathway, Category 5, is more complex and is evolving. China Category 5 registration applications may only be submitted after a drug has obtained an NDA approval and received the Certificate of Pharmaceutical Product, or CPP, granted by a major drug regulatory authority, such as the FDA or EMA.

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

•

In November 2015, the CFDA released the Circular Concerning Several Policies on Drug Registration Review and Approval , which further clarified the following policies potentially simplifying and accelerating the approval process of clinical trials.

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

The process to develop, obtain regulatory approval for and commercialize drug candidates is long, complex and costly both inside and outside the United States and China, and approval is never guaranteed. Even if our drug candidates were to successfully obtain approval from the regulatory authorities, any approval might significantly limit the approved indications for use, or require that precautions, contraindications or warnings be included on the product labeling, or require expensive and time-consuming post-approval clinical trials or surveillance as conditions of approval. Following any approval for commercial sale of our drug candidates, certain changes to the drug, such as changes in manufacturing processes and additional labeling claims, may be subject to additional review and approval by the FDA, CFDA and EMA and comparable regulatory authorities. Also, regulatory approval for any of our drug candidates may be withdrawn. If we are unable to obtain regulatory approval for our drug candidates in one or more jurisdictions, or any approval contains significant limitations, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue the development of any other drug candidate in the future.

n April 2017, the NHFPC, Ministry of Finance, the National Development and Reform Commission and other four government organs jointly issued the Notice on Overall Implementation of Public Hospital Comprehensive Reform, or the Public Hospital Reform Notice. The Public Hospital Reform Notice requires all prefecture-level cities to formulate plans for full implementation of the urban public hospital reforms by July 31, 2017. According to the Public Hospital Reform Notice, the public hospital reform plans will be implemented by September 30, 2017. Under the public hospital reform plan, public hospitals will no longer be able to sell all drugs, except for traditional Chinese medicines, at price higher than they paid for purchasing such drugs, also known as a zero-markup policy. The Public Hospital Notice also expects that the first four batches of public hospital reform cities to reduce the proportion of their drug sales-related income to around 30%. Because the zero-markup policy proposed by the Public Hospital Reform Notice has not taken effect nationwide, there is still substantial uncertainty with respect to the interpretation and implementation in different cities. However, the implementation of a zero-markup policy may disincentivize public hospitals to purchase and sell new drugs with high prices, which may negatively affect our business operation and financial performance.

In May 2017, the CFDA issued four draft policies for public comment, proposing further reforms in the current drug regulatory regime, including 2017 CFDA Circular 52, 2017 CFDA Circular 53, 2017 CFDA Circular 54 and 2017 CFDA Circular 55. These draft policies propose significant reforms in the areas of the new drug and medical device approval process, clinical trial regulation, life-cycle management and post-marketing, and regulatory data protection and patent linkage. These draft policies, if adopted as currently proposed, will further streamline and accelerate the market access of novel drugs, including domestic and foreign drug candidates. For example, 2017 CFDA Circular 52 proposes accelerated approval regime for drugs meeting urgent clinical needs, under which drugs that meet urgent clinical needs may receive conditional approval, if the early and middle stage clinical trials show positive results and there is anticipated clinical value. Also, the National Health and Family Planning Commission, or NHFPC, will publish a list of orphan diseases. Applicants with drugs treating such orphan diseases may apply for a clinical trial waiver. If a new drug for orphan diseases has been approved outside China, the CFDA may grant a conditional approval, and the applicant must complete a trial in China within a prescribed timeframe after such approval. 2017 CFDA Circular 53 proposes to streamline the clinical trial approval process by adoption of a notification system for clinical trial applications, under which the applicants only need to wait for 60 working days before proceeding with the protocol, unless the Center for Drug Evaluation rejects the application or issues a deficiency notice during the 60-day period. 2017 CFDA Circular 53 also proposes that foreign clinical data be admitted to support registration of drugs in China, as long as (1) the clinical trial data satisfy the requirements under PRC regulations, (2) the trials pass the CFDA’s on-site inspection, and (3) applicants can provide clinical data to prove that no ethnicity difference affects the drug candidates’ safety and efficacy. The draft policies are not effective as of now and there is substantial uncertainty with respect to the adoption timetable and final content of such policies. If the draft policies are adopted as currently proposed, although they would further accelerate innovative drug approval process of both domestic and foreign drug candidates, the advantages of our conducting clinical trials as domestic drugs in China over foreign drugs may be reduced.

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

If any of our drug candidates receives regulatory approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our drug candidates, such as BGB-A317, BGB‑3111, BGB‑290 and BGB‑283. In addition, physicians, patients and third-party payors may prefer other novel products to ours. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product sales revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

*We currently have no marketing and sales organization and have no experience in marketing drugs. If we are unable to establish or further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our drug candidates and third-party drugs, we may not be able to generate product sales revenue.

We currently have no sales, marketing or commercial product distribution capabilities and have no experience in marketing drugs. On July 5, 2017, we entered into an agreement to acquire 100% of the equity interests of Celgene Shanghai, a wholly foreign-owned subsidiary of Celgene Holdings East Corporation established under the laws of China. On July 5, 2017, we also entered into an agreement with Celgene Logistics, a wholly-owned subsidiary of Celgene, pursuant to which we will be granted an exclusive license in China, excluding Hong Kong, Macau and Tawain, to commercialize Celgene’s approved cancer therapies, ABRAXANE®, REVLIMID®, and VIDAZA®, and Celgene’s investigational agent CC-122 in clinical development. Pending the successful close of this transaction, we will have acquired Celgene Shanghai’s commercial sales force in China and intend to further develop an in-house marketing organization and sales force to market our internally developed drug candidates, in the event they receive commercial approval, and any additional drugs or drug candidates that we may in-license, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable to, or decide not to, establish or develop internal sales, marketing and commercial distribution capabilities for any or all drugs we develop or in-license, we will likely pursue collaborative arrangements regarding the sales and marketing of our drugs. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our drug candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our drug candidates.

There can be no assurance that we will be able to develop and successfully maintain in-house sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product, and as a result, we may not be able to generate product sales revenue.

*We face substantial competition, which may result in others discovering, developing or commercializing competing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to our current drug candidates and any future drugs that we may develop or in-license from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer for which we are developing our drug candidates. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. See the section titled “Item 1—Business—Competition” of our 2016 Annual Report.

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

*Our drug candidates for which we intend to seek approval as biological or drug products may face competition sooner than expected.

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

We believe that any of our drugs approved as a biological product under a BLA should qualify for the 12‑year period of exclusivity. However:

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

In addition, a drug product approved under an NDA, such as BGB‑3111, BGB‑290 or BGB‑283, if they were to be approved, could face generic competition earlier than expected. We do expect competition from generic drugs with our in-licensed drugs but currently do not know the actual impact. The enactment of the Generic Drug User Fee Amendments of 2012 as part of the Food and Drug Administration Safety and Innovation Act of 2012 established a user fee program that will generate hundreds of millions of dollars in funding for the FDA’s generic drug review program. Funding from the user fee program, along with performance goals that the FDA negotiated with the generic drug industry, could significantly decrease the timeframe for FDA review and approval of generic drug applications.

*The market opportunities for our drug candidates and drugs may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive later stage therapy and who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drug candidates and drugs may be limited or may not be amenable to treatment with our drug candidates and drugs. Even if we obtain significant market share for our drug candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first or second line therapy.

Our market opportunities may also be limited by competitor treatments that may enter the market. See “—We face substantial competition, which may result in others discovering, developing or commercializing competing drugs before or more successfully than we do.”

*Even if we are able to commercialize any drug candidates and drugs, the drugs may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, which could harm our business.

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

Obtaining reimbursement for our drugs may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate that we successfully develop or in-license.

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

*Coverage and reimbursement may be limited or unavailable in certain market segments for our drug candidates and drugs, which could make it difficult for us to sell our drug candidates or drugs profitably.

Successful sales of our drug candidates, if approved, and any drugs that we in-license depend on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our drug candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our drug candidates.

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

We intend to seek approval to market our drug candidates in the United States, China, Europe and in other selected jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions for our drug candidates, we will be subject to rules and regulations in those jurisdictions. In some non-U.S. countries, particularly those in the European Union, the pricing of drugs and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining regulatory approval of a drug candidate. In addition, market acceptance and sales of our drug candidates and drugs will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our drug candidates and drugs and may be affected by existing and future health care reform measures.

*Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our drug candidates and affect the prices we may obtain.

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

More recently, in March 2010, then-President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In May 2017, the House of Representatives passed legislation to repeal and replace parts of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

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

*We may explore the licensing of commercialization rights or other forms of collaboration worldwide, which will expose us to additional risks of conducting business in additional international markets.

Non-U.S. markets are an important component of our growth strategy. For example, in connection with the Celgene transactions, we will retain exclusive rights for the development and commercialization of BGB-A317 for hematological cancers globally and for solid tumors in China and the rest of Asia, other than Japan. We intend to focus on additional opportunities in China, in particular. If we fail to obtain licenses or enter into collaboration arrangements with third parties in these markets, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

*The illegal distribution and sale by third parties of counterfeit versions of our drugs or stolen products could have a negative impact on our reputation and business.

Third parties might illegally distribute and sell counterfeit or unfit versions of our drugs, which do not meet our or our collaborators’ rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit drugs sold under our or our collaborators’ brand name(s). In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States, the PRC and other countries with respect to our proprietary technology and drug candidates. As of July 31, 2017, we own eleven issued U.S. patents, seven pending U.S. patent applications and one U.S. provisional patent application as well as corresponding patents and patent applications internationally. In addition, we own five pending international patent applications under the PCT and ten priority international patent applications under the PCT, which we plan to file nationally in the United States and other jurisdictions. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. We have sought to protect our proprietary position by filing patent applications in the United States, the PRC and other countries related to novel technologies and drug candidates that we consider are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

*If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our drug candidates.

Our commercial success depends in part on our avoiding infringement of the patents and other intellectual property rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including inter partes review, post grant review, interference and ex parte reexamination proceedings before the United States Patent and Trademark Office or oppositions and other comparable proceedings in non-U.S. jurisdictions. Numerous issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing drug candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drug candidates may give rise to claims of infringement of the patent rights of others.

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

Specifically, we are aware of three U.S. patents owned by Ono Pharmaceutical Co., or Ono, and licensed to Bristol-Myers Squibb Co., or BMS, that are relevant to our BGB-A317 drug candidate. These patents are expected to expire in 2023, 2023 and 2024, respectively. In addition, we are aware of two other U.S. patents that cover antibodies containing certain stabilizing mutations that are relevant to our BGB-A317 drug candidate. These patents are expected to expire in 2026 and 2029 in the United States. Although we believe that the claims of these various patents would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims of these various patents is upheld upon a validity challenge, and BGB-A317 is approved for sale in the United States before the expiration of these various patents, then we will need licenses to commercialize BGB-A317 in the United States before the expiration of these patents. In addition, depending upon the circumstances, we may need licenses for jurisdictions outside the United States where we wish to commercialize BGB-A317 before the expiration of corresponding patents covering BGB-A317. Although Merck & Co. was able to obtain a non-exclusive license for its KETRUDA product from BMS and Ono in January 2017 as part of a settlement of a patent dispute between the parties, we can provide no assurance that we will be able to obtain such a license or other licenses on commercially reasonable terms or at all, which could materially and adversely affect our business.

In addition, we are aware of a U.S. patent owned by Pharmacyclics, Inc., which was acquired by AbbVie, Inc., with certain claims directed to a complex of an irreversible BTK inhibitor having a covalent bond to a cysteine residue of a BTK. This patent is expected to expire in 2027. Although we believe that the claims of the patent relevant to our

BGB‑3111 drug candidate would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, and BGB‑3111 is approved for sale in the United States before the expiration of the U.S. patent, then we would need a license in order to commercialize BGB‑3111 in the United States. In addition, depending upon the circumstances, we may need a license for jurisdictions outside the United States where we wish to commercialize BGB‑3111 before the expiration of a corresponding patent covering BGB‑3111. However such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

We are also aware of three U.S. patents, owned or licensed by KuDOS Pharmaceuticals, Ltd., which was acquired by AstraZeneca PLC, with claims directed to using PARP inhibitors to treat cancers with certain defects in homologous recombination including, in some cases, a BRCA1 or BRCA2 mutation. These patents are expected to expire between 2027 and 2031 in the United States. Although we believe that the claims of these patents relevant to our BGB‑290 drug candidate would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. While we are currently conducting and plan to conduct trials that include cancer patients with a BRCA1 or BRCA2 mutation, we are uncertain whether BGB‑290 as commercialized will be used to treat cancer patients limited to having BRCA1 or BRCA2 mutation either in a monotherapy or a combination therapy. If BGB‑290 is approved for sale in the United States for patients whose cancers have a BRCA1 or BRCA2 mutation, and if the validity of the relevant claims of these U.S. patents is upheld upon a validity challenge, then we would need a license in order to commercialize BGB‑290 prior to expiration of these U.S. patents. In addition, we are also aware of corresponding issued patents in Europe and China. Depending upon the circumstances, we may need a license for jurisdictions outside the United States where we wish to commercialize BGB‑290 before the expiration of a corresponding patent covering BGB‑290. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

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

*The terms of our patents may not be sufficient to effectively protect our drug candidates and business.

In most countries in which we file, including the United States, the term of an issued patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. Although various extensions may be available, the life of a patent and the protection it affords, is limited. Even if patents covering our drug candidates are obtained, we may be open to competition from other companies as well as generic medications once the patent life has expired for a drug. Manufacturers of generic drugs may challenge the scope, validity or enforceability of our owned or licensed patents in court, and we or our licensors may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. If patents are issued on our currently pending patent applications, the resulting patents will be expected to expire on dates ranging from 2031 to 2035, excluding any potential patent term extension or adjustment. Upon the expiration of our issued patent or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patent rights. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained, if any. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in a recent case,  Assoc. for Molecular Pathology v. Myriad Genetics, Inc ., the U.S. Supreme Court held that certain claims to naturally-occurring substances are not patentable. Although we do not believe that our currently-issued patent and any patents that may issue from our pending patent applications directed to our drug candidates if issued in their currently pending forms, as well as patent rights licensed by us, will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patent rights. There could be similar changes in the laws of foreign jurisdictions that may impact the value of our patent rights or our other intellectual property rights.

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

Risks Related to Our Reliance on Third Parties

*We rely on third parties to conduct our preclinical studies and clinical trials and we must work effectively with collaborators to develop our drug candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

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

Our future revenues are dependent on our ability to work effectively with collaborators to develop our product candidates, including to obtain regulatory approval. Our arrangements with collaborators will be critical to successfully bringing products to market and commercializing them. We rely on collaborators in various respects, including to undertake research and development programs and conduct clinical trials for our licensed technology, manage or assist with the regulatory filings and approval process and to assist with our commercialization efforts.  We do not control our collaborators; therefore, we cannot ensure that these third parties will adequately and timely perform all of their obligations to us. If they fail to complete the remaining studies successfully, or at all, it could delay, adversely affect or prevent regulatory approval. We cannot guarantee the satisfactory performance of any of our collaborators and if any of our collaborators breach or terminate their agreements with us, we may not be able to successfully commercialize the licensed product which could materially and adversely affect our business, financial condition, cash flows and results of operations.

*We expect to rely on third parties to manufacture at least a portion of our drug candidate supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our drug candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

Although we currently have a facility that may be used as our clinical-scale manufacturing and processing facility and are building manufacturing facilities in China, we intend to at least partially rely on outside vendors to manufacture supplies and process our drug candidates and drugs. We have not yet caused our drug candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our drug candidates. We have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.

Although we intend to further develop our own manufacturing facilities, we also intend to use third parties as part of our manufacturing process. In addition, we will be dependent on Celgene for the supply of the in-licensed drugs that we plan to commercialize in China under that collaboration. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

*We have entered into collaborations and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

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

For example, in October 2013, we entered into license agreements with Merck KGaA, Darmstadt Germany, which we refer to respectively as the Ex-PRC PARP Agreement and the PRC PARP Agreement, pursuant to which (a) we granted to Merck KGaA, Darmstadt Germany an exclusive license under certain of our intellectual property rights to develop and manufacture, and, if Merck KGaA, Darmstadt Germany exercised a continuation option, to commercialize and manufacture our compound BGB-290 and any other compound covered by the same existing patent rights with primary activity to inhibit PARP 1, 2 or 3 enzymes, or the Licensed PARP Inhibitors, in all countries of the world excluding The People’s Republic of China, and (b) Merck KGaA, Darmstadt Germany granted us an exclusive license under certain of its intellectual property rights to develop, manufacture and commercialize the Licensed PARP Inhibitors in The People’s Republic of China, or the PRC Territory. Under the terms of the PRC PARP Agreement, Merck KGaA, Darmstadt Germany has an option to acquire exclusive commercialization rights under the BGB-290 PARP program in the PRC Territory if BGB-290 does not receive national priority project status in China under its 12th or 13th five-year plan by July 28, 2017. Although we did not receive formal notice of approval of national priority project status by that date, our application is in process and we expect to receive such approval retroactively to the beginning of the year, as is customary practice, in which case we believe that the deadline in the PRC PARP Agreement will have been satisfied and Merck KGaA will only have the right of first negotiation and not an option for exclusive commercialization rights of the BGB-290 program in the PRC Territory.  However, it is possible that we will not receive national priority project status as expected, that such approval will not be retroactive, or that Merck KGaA, Darmstadt Germany will not agree with our position.

In addition, on July 5, 2017, we announced a strategic collaboration with Celgene pursuant to which Celgene will have the exclusive right to develop and commercialize BGB-A317 in patients with solid tumor cancers in the United States, Europe, Japan and the rest of world outside Asia. We and Celgene have also agreed to collaborate on up to eight registrational trials for BGB-A317 in solid tumors, including trials currently being planned by us. We will retain exclusive rights for the development and commercialization of BGB-A317 for hematological cancers globally and for solid tumors in China and the rest of Asia, other than Japan. In connection with this collaboration, we also acquired Celgene’s commercial operations and sales for in China as disclosed elsewhere in this report.

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

In the beginning of 2016, we had 192 full-time employees, and we ended the year with 321 full-time employees. As of June 30, 2017, we had 498 employees, most of whom are full-time. In addition, we expect to add approximately 100 employees in connection with our acquisition of Celgene’s commercial operations in China. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

*In order to continue to satisfy our obligations as a public company, we will need to hire additional qualified accounting and financial personnel with appropriate public company experience.

As a public company, we need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, particularly in the area of financial planning and analysis, and it may be difficult to recruit and maintain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts.

*If we engage in acquisitions or strategic partnerships, such as our global collaboration with Celgene and acquisition of Celgene’s commercial operations in China, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any in-process or potential acquisition or strategic partnership, including our acquisition of Celgene’s commercial operations in China, the exclusive license from Celgene to us of the right to commercialize certain of Celgene’s cancer therapies in China (excluding Hong Kong, Macau and Taiwan) and our global collaboration with Celgene for BGB-A317, which we refer to collectively as the Celgene Transaction, may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent or unforeseen liabilities;
•	the issuance of our equity securities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or drug candidates and regulatory approvals; and
•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For example, in connection with the Celgene Transaction, we will issue to an affiliate of Celgene 32,746,416 ordinary shares, or approximately 5.9% of our outstanding shares as of July 5, 2017. Thus, if consummated, this issuance will dilute the ownership percentage of our existing shareholders and investors in this offering. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

*If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates or drugs.

We face an inherent risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk if we commercialize any drugs. For example, we may be sued if our drug candidates or drugs cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against or obtain indemnification from our collaborators for product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates and drugs. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of drugs we develop or in-license. Although we currently hold $10 million in product liability coverage in the aggregate, the amount of such insurance coverage may not be adequate, we may be unable to maintain such insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. We may seek to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development or drugs that we in-license, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

*We are subject to the risks of doing business outside of the United States.

Because we operate in China and other countries outside of the United States, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

•	changes in a specific country’s or region’s political and cultural climate or economic condition;
•	unexpected changes in laws and regulatory requirements in local jurisdictions;
•	difficulty of effective enforcement of contractual provisions in local jurisdictions;
•	inadequate intellectual property protection in certain countries;
•	enforcement of anti-corruption and anti-bribery laws, such as the Foreign Corrupt Practices Act;
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

We currently lease an approximately 140 square meter manufacturing facility in Beijing, PRC, which produces and supplies preclinical and clinical trial materials for some of our small molecule drug candidates. In addition, to increase our manufacturing capabilities, we lease an approximately 11,000 square meter space and have built a manufacturing facility in Suzhou, China, where we intend to produce drug candidates for clinical or, in the future, commercial use. This facility consists of one oral-solid-dosage production line for small molecule drug products and one pilot plant for monoclonal antibody drug substances. This new manufacturing facility was completed in 2017. In addition, we are planning for BeiGene Biologics to build a biologics manufacturing facility in Guangzhou (the “Factory”) through a wholly-owned subsidiary, BeiGene Guangzhou Factory, to manufacture biologics. These projects may encounter unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. If construction or regulatory approval of our new facility is delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources.

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

*There is no assurance that the conditions to the closing of the Celgene Transaction will be satisfied or that we will be able to close either the global collaboration or the acquisition. This transaction could disrupt our business and harm our financial condition if we are not able to successfully close the acquisition or successfully integrate Celgene’s commercial business in China into ours, and if we do close the acquisition, the expected benefits of the acquisition may not materialize.

On July 5, 2017, we entered into various agreements with Celgene and its affiliates pursuant to which we will be granted the right to exclusively distribute and promote three of Celgene’s drugs and one of Celgene’s drug candidates in China, excluding Hong Kong, Macau and Taiwan and acquire Celgene’s commercial operations in China. We also have specified rights to future oncology drugs that Celgene may seek to commercialize in China. The Celgene Transaction has been approved by both companies and is expected to close in the third quarter of 2017, subject to the expiration or termination of applicable waiting periods under all applicable antitrust laws and satisfaction of other customary closing conditions. The closing of the Celgene Transaction is subject to numerous variables, some of which are beyond our control. There can be no assurance that we will be able to close the Celgene Transaction, and failure to do so may negatively affect our financial results, employee and investor confidence, and ultimately the price of our ADSs.

The Celgene Transaction involves numerous risks, including problems combining the purchased operations of Celgene’s commercial operations in China with our own operations and unanticipated costs and diversion of our management’s attention from our drug discovery and development business. There can be no assurance that we will be able to successfully manage and integrate Celgene’s commercial operations in China and its personnel into our business, which could disrupt our business and harm our financial results.

Moreover, we may not achieve the revenue and cost synergies expected from the Celgene Transaction. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the synergies from the Celgene Transaction may be offset by costs incurred in integrating Celgene’s commercial operations in China, increases in other expenses, operating losses or problems in the business unrelated to the Celgene Transaction. As a result, there can be no assurance that such synergies will be achieved.

Risks Related to Our Doing Business in the PRC

*The pharmaceutical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of our drugs.

Our research operations and manufacturing facilities are in China. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. See the section of our 2016 Annual Report titled “Item 1—Business—Regulatory Framework and Structural Advantages of Being a China-Based Research and Development Organization” for a discussion of regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our drug candidates or drugs in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach is aligned with the Chinese government’s policies, but we cannot ensure that our strategy and approach will continue to be aligned.

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

Under PRC laws, rules and regulations, each of our subsidiaries incorporated in China is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As a result of these laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2017, these restricted assets totaled RMB155.0 million.

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

Risks Related to the American Depositary Shares

*The trading prices of the ADSs are likely to be volatile, which could result in substantial losses to you.

We completed our initial public offering on February 8, 2016, and there has been a public market for the ADSs since that time. The trading price of the ADSs is likely to be volatile and could fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition, the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States may affect the volatility in the price of and trading volumes for the ADSs. Some of these companies have experienced significant volatility, including significant price declines after their initial public offerings. The trading performances of these PRC companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards other PRC companies listed in the United States and consequently may impact the trading performance of the ADSs.

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

As of June 30, 2017, we had 518,902,349 ordinary shares outstanding, of which 320,488,428 ordinary shares were held in the form of 24,652,956 ADSs. In addition, we have agreed to issue 32,746,416 ordinary shares to Celgene Switzerland upon the closing of the Celgene transactions, which will be subject to a one-year lock-up.

Furthermore, we have or plan to register the offer and sale of all ordinary shares that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

On May 26, 2017, we filed a registration statement on behalf of certain shareholders, registering 299,279,370 ordinary shares in the form of 23,021,490 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. As of June 30, 2017, the holder of approximately 214,531 of our then-outstanding ordinary shares, had rights, subject to some conditions, to include its ordinary shares in registration statements we may file for ourselves or other shareholders. We have also agreed to grant certain registration rights with respect to the shares to be issued to Celgene Switzerland in the event that they are not eligible for sale under Rule 144.

In addition, in the future, we may issue additional ordinary shares or other equity or debt securities convertible into ordinary shares in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise.

Any such issuance could result in substantial dilution to our existing shareholders and could cause the ADS price to decline.

*We are currently an “emerging growth company.” As a result of the reduced disclosure requirements applicable to emerging growth companies, the ADSs may be less attractive to investors.

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

We cannot predict whether investors will find the ADSs less attractive because we will rely on these exemptions. If some investors find the ADSs less attractive as a result, there may be a less active trading market for the ADSs and the ADS price may be more volatile. We have determined that, as of June 30, 2017, we have at least $700 million of equity securities held by non-affiliates, and as such we will no longer qualify as an emerging growth company as of December 31, 2017. As a result, we will no longer be able to take advantage of specified reduced disclosure and other requirements that are available to emerging growth companies after such date.

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

Our directors, executive officers and principal shareholders beneficially owned approximately 68.6% of our outstanding ordinary shares as of August 4, 2017. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of the ADSs. These actions may be taken even if they are opposed by our other shareholders, including the holders of the ADSs. In addition, these persons could divert business opportunities away from us to themselves or others.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we were first required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2016. Because we remain an emerging growth company, we are not currently required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, we will no longer qualify as an emerging growth company as of December 31, 2017, and will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm after such date.

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

*We determined that we were a “passive foreign investment company” in 2016 and we may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. investors should be aware that we determined that we were a passive foreign investment company, within the meaning of Section 1297 of the Internal Revenue Code of 1986, as amended, or PFIC, for 2016.  Assuming that the transactions with Celgene close during 2017, we do not expect to be a PFIC for 2017.   However, as our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. If we are a PFIC for any taxable year during a U.S. shareholder’s holding period of the ADSs or ordinary shares, then, regardless of whether we cease to meet the threshold requirements for PFIC status, such U.S. shareholder generally will be required to treat any gain realized upon a disposition of the ADSs or ordinary shares, or any “excess distribution” received on the ADSs or ordinary shares, as ordinary income earned over the U.S. shareholder’s holding period for the ADSs or ordinary shares, and to pay the applicable taxes on such ordinary income along with an interest charge at the rate applicable to underpayments of tax on a portion of the resulting tax liability, unless the shareholder makes a timely and effective “qualified electing fund” election, or QEF election, or “mark-to-market” election with respect to the ADSs or ordinary shares. In addition, the U.S. shareholder would be subject to the same adverse U.S. federal income tax consequences on (i) certain distributions by any of our subsidiaries treated as PFICs (“lower-tier PFICs”), and (ii) a disposition of sharers of a lower-tier PFIC, in each case as if the U.S. shareholder owned the shares of the relevant lower-tier PFIC directly, even though the U.S. shareholder has not received the proceeds of those distributions or dispositions. A U.S. shareholder who makes an effective QEF election generally must report on a current basis its share of our net capital gain and ordinary earnings for any taxable year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. If a QEF election is not in effect for the first taxable year in your holding period in which we are a PFIC, a QEF election can only be made if you elect to recognize gain as if you had sold the ADSs or ordinary shares for their fair market value on the first day of your taxable year in which the PFIC becomes a QEF pursuant to the QEF election. The gain recognized on this deemed sale would be subject to the general tax treatment of PFICs discussed above. We have posted on our website the information necessary for U.S. investors to make a QEF election for 2016.  We intend to determine our PFIC status at the end of each taxable year and to satisfy any applicable record keeping and reporting requirements that apply to a QEF, and will endeavor to provide to you, for each taxable year that we determine we are or may be a PFIC, the information that is necessary for you to make a QEF election with respect to us (and any of our subsidiaries which are lower-tier PFICs). We may elect to provide such information on our website. However, there can be no assurances that we will make the necessary information available to you. You are urged to consult your own tax advisors regarding the availability and advisability of, and procedure for making, a QEF election. A U.S. shareholder who makes an effective mark-to-market election generally must include as ordinary income any gain recognized in a year that we are a PFIC in an amount equal to the excess of the fair market value of the ADSs over the shareholder’s adjusted tax basis therein. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership and disposition of the ADSs or ordinary shares.

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

*Failure to comply with NASDAQ Marketplace Rules could materially and adversely affect our business.

We currently have two members on our Audit Committee and one vacancy. In accordance with NASDAQ Marketplace Rule 505(c)(2)(A), we are required to maintain an audit committee composed of at least three members who meet certain eligibility criteria in order to remain listed on the NASDAQ Global Select Market. Under NASDAQ rules, we have a cure period which extends until the earlier of (1) our next annual general meeting of shareholders or (2) June 1, 2018 to regain compliance, or, if the next annual general meeting of shareholders is held no later than November 28, 2017, then we must regain compliance no later than November 28, 2017. We intend to appoint an additional independent director to the Audit Committee prior to the end of the cure period. In the event that we were delisted from the NASDAQ Global Select Market, our ADSs would become significantly less liquid, which would adversely affect their value. Although our ADSs would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Select Market.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any of our ordinary shares or ADSs, or grant any share options or restricted share awards, during the six months ended June 30, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Use of Proceeds from Sales of Registered Securities

Initial Public Offering

On February 8, 2016, we closed the sale of 7,590,000 ADSs to the public at an initial public offering price of $24.00 per ADS, including the exercise in full by the underwriters of their option to purchase additional ADSs. The ordinary shares in the form of ADSs in our initial public offering were registered under the Securities Act pursuant to a registration statements on Form S‑1 (File No. 333‑207459), which was filed with the SEC on October 16, 2015 and amended subsequently and declared effective on February 2, 2016. Following the sale of the ADSs in connection with the closing of our initial public offering, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. The underwriters of the offering were Goldman, Sachs & Co., Morgan Stanley, and Cowen and Company acting as joint book-running managers for the offering and as representatives of the underwriters. Baird acted as co-manager for the offering.

We raised $166.2 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of approximately $16.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Follow-on Public Offering

On November 23, 2016, we closed the sale of 6,631,250 ADSs to the public at a public offering price of $32.00 per ADS, including the exercise in full by the underwriters of their option to purchase additional ADSs. In this offering, the selling shareholders sold 468,750 ADSs representing 6,093,750 ordinary shares. The ordinary shares in the form of ADSs in this follow-on public offering were registered under the Securities Act pursuant to a registration statements on Form S‑1 (File No.333‑214540), which was filed with the SEC on November 10, 2016 and amended subsequently and declared effective on November 17, 2016. Following the sale of the ADSs in connection with the closing of our follow-on public offering, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. The underwriters of the offering were Morgan Stanley; Goldman, Sachs & Co.; and

Cowen and Company acting as joint book-running managers for the offering and as representatives of the underwriters. Baird and William Blair acted as co-managers for the offering.

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

Use of Proceeds

To date, we have used approximately $90.2 million of the net proceeds from our public offerings to fund the costs of ongoing clinical development for our clinical drug candidates, BGB‑3111, BGB-A317, BGB‑290 and BGB‑283, and preclinical drug candidates, as well as for working capital, capital expenditures and general corporate purposes. We invested a significant portion of the balance of the net proceeds from the public offerings in short-term, interest-bearing investment-grade securities and government securities in accordance with our investment policy. Our use of the net offering proceeds to date is consistent with the use of proceeds described in our final prospectuses filed with the SEC on February 3, 2016 and November 18, 2016, pursuant to Rule 424(b) under the Securities Act, and there has been no material change in our planned use of the balance of the net proceeds from the offerings described in such prospectuses.

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

BEIGENE, LTD.

Date: August 9, 2017	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Registrant, as currently in effect	8‑K	02/11/2016	3.1
4.1	Deposit Agreement dated February 5, 2016 by and among the Registrant, the Depositary and holders of the American Depositary Receipts	8‑K	02/11/2016	4.1
4.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts	8‑K	04/11/2016	4.1
4.3	Form of American Depositary Receipt (included in Exhibit 4.2)	8‑K	04/11/2016	4.2
4.4	Specimen Certificate for Ordinary Shares	S‑1	12/09/2015	4.3
4.5	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein	S‑1	10/16/2015	4.4
4.6	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein	S‑1	01/27/2016	10.21
4.7	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.	10‑Q	08/10/2016	4.7
4.8	Registration Rights Agreement, dated as of November 16, 2016, by and among the Registrant and the investors name therein	8‑K	08/10/2016	4.1
4.9	Form of Letter Agreement, between the Registrant and Citibank, N.A.	10-Q	05/10/2017	4.9
10.1#	Amended Equity Joint Venture Contract regarding BeiGene Biologics Co., Ltd., dated April 11, 2017 between BeiGene (Hong Kong) Co., Limited and Guangzhou GET Technology Development Co., Ltd.	10-Q	05/10/2017	10.1
10.2#	Amended Capital Increase Agreement with respect to BeiGene Biologics Co., Ltd., dated April 11, 2017, among BeiGene (Hong Kong) Co., Limited; Guangzhou GET Technology Development Co., Ltd.; and BeiGene Biologics Co., Ltd.	10-Q	05/10/2017	10.2
10.3†	Employment Agreement, dated April 25, 2017, by and between the Registrant and John V. Oyler	8-K	04/26/2017	10.1
10.4	Share Subscription Agreement, dated July 5, 2017, by and between Celgene Switzerland LLC and the Registrant	8‑K	07/06/2017	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X*
101

The following materials from Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

X

†Indicates a management contract or any compensatory plan, contract or arrangement.

#Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this exhibit omitted and filed separately.

*Furnished herewith.