Form 10-Q
period 2018-03-31
BeiGene, Ltd.
filed 2018-05-09
CIK 1651308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☒		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☒

As of May 4, 2018, 698,883,853 ordinary shares, par value $0.0001 per share, were outstanding, of which 495,841,346 ordinary shares were held in the form of 38,141,642 American Depositary Shares, each representing 13 ordinary shares.

BeiGene, Ltd.

Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

BEIGENE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		March 31,	December 31,
	Note	2018	2017
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		490,634	239,602
Restricted cash	5	17,460	—
Short-term investments	5	973,381	597,914
Accounts receivable		23,485	29,428
Unbilled receivable		23,862	—
Inventories	6	7,498	10,930
Prepaid expenses and other current assets	12	49,382	35,623
Total current assets		1,585,702	913,497
Property and equipment, net	7	76,990	62,568
Land use right, net	9	12,863	12,465
Intangible assets, net	10	7,062	7,250
Goodwill	4	109	109
Deferred tax assets	11	11,991	7,675
Other non-current assets	12	14,210	42,915
Total non-current assets		123,225	132,982
Total assets		1,708,927	1,046,479
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		52,719	69,779
Accrued expenses and other payables	12	55,712	49,598
Deferred revenue, current portion		14,011	12,233
Tax payable	11	9,889	9,156
Current portion of long-term bank loan	13	9,565	9,222
Total current liabilities		141,896	149,988
Non-current liabilities:
Long-term bank loan	13	9,565	9,222
Shareholder loan	14	154,551	146,271
Deferred revenue, non-current portion		21,291	24,808
Other long-term liabilities	12	22,902	31,959
Total non-current liabilities		208,309	212,260
Total liabilities		350,205	362,248
Commitments and contingencies	22
Equity:
Ordinary shares (par value of US$0.0001 per share; 9,500,000,000 shares authorized; 698,942,730 shares issued and outstanding as of March 31, 2018 (December 31, 2017: 592,072,330 shares))		70	59
Additional paid-in capital		1,782,033	1,000,747
Accumulated other comprehensive income /(loss)	18	320	(480)
Accumulated deficit		(438,042)	(330,517)
Total BeiGene, Ltd. shareholders’ equity		1,344,381	669,809
Noncontrolling interest	19	14,341	14,422
Total equity	19	1,358,722	684,231
Total liabilities and equity		1,708,927	1,046,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended
		March 31,
	Note	2018	2017
		$	$
Revenues
Product revenue, net	15	23,250	—
Collaboration revenue	3	9,294	—
Total revenues		32,544	—
Expenses
Cost of sales - product		(4,550)	—
Research and development		(109,700)	(42,773)
Selling, general and administrative		(28,915)	(8,769)
Amortization of intangible assets		(188)	—
Total expenses		(143,353)	(51,542)
Loss from operations		(110,809)	(51,542)
Interest income, net		1,552	186
Other income, net		729	913
Loss before income tax expense		(108,528)	(50,443)
Income tax benefit (expense)	11	3,412	(180)
Net loss		(105,116)	(50,623)
Less: net loss attributable to noncontrolling interests		(520)	—
Net loss attributable to BeiGene, Ltd.		(104,596)	(50,623)
Net loss per share attributable to BeiGene, Ltd.
Basic and diluted (in dollars)	16	(0.16)	(0.10)
Weighted-average shares used in net loss per share calculation
Basic and diluted (in shares)	16	670,510,605	516,437,707
Net loss per American Depositary Share (“ADS”)
Basic and diluted (in dollars)		(2.03)	(1.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	$	$
Net loss	(105,116)	(50,623)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	272	90
Unrealized holding gain (loss), net	329	(12)
Comprehensive loss	(104,515)	(50,545)
Less: comprehensive loss attributable to noncontrolling interests	(456)	—
Comprehensive loss attributable to BeiGene, Ltd.	(104,059)	(50,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended March 31,
	Note	2018	2017
		$	$
Operating activities:
Net loss		(105,116)	(50,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		2,244	864
Share-based compensation expenses	17	17,396	5,992
Acquired in-process research and development	1	10,000	—
Loss on disposal of property and equipment		—	7
Non-cash interest expense		2,012	—
Deferred income tax benefits		(4,090)	(2,160)
Other non-cash income		(482)	(8)
Changes in operating assets and liabilities:
Accounts receivable		5,943	—
Unbilled receivable		(7,555)	—
Inventories		3,432	—
Prepaid expenses and other current assets		(13,758)	(2,477)
Other non-current assets		(2,082)	(41)
Accounts payable		(18,487)	8,474
Accrued expenses and other payables		6,115	2,166
Tax payable		733	1,766
Deferred revenue		(1,739)	—
Other long-term liabilities		933	329
Net cash used in operating activities		(104,501)	(35,711)
Investing activities:
Purchases of property and equipment		(9,696)	(5,068)
Payment for the acquisition of land use right		—	(2,319)
Purchases of investments		(632,224)	(14,683)
Proceeds from sale or maturity of available-for-sale securities		257,568	65,613
Purchase of in-process research and development	1	(10,000)	—
Net cash (used in) provided by investing activities		(394,352)	43,543
Financing activities:
Proceeds from public offering, net of underwriter discount		758,001	—
Payment of public offering cost		(414)	—
Proceeds from short-term loan		—	2,470
Proceeds from option exercises		6,314	63
Net cash provided by financing activities		763,901	2,533
Effect of foreign exchange rate changes, net		3,444	(129)
Net increase in cash, cash equivalents, and restricted cash		268,492	10,236
Cash, cash equivalents, and restricted cash at beginning of year		239,602	87,514
Cash, cash equivalents, and restricted cash at end of year		508,094	97,750
Supplemental cash flow disclosures:
Cash and cash equivalents		490,634	97,750
Restricted cash		17,460	—
Income taxes paid		329	76
Interest expense paid		331	305
Non-cash activities:
Acquisitions of equipment included in accounts payable		3,640	2,204
Changes in operating assets and liabilities adjusted through accumulated deficit		2,291	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies

Description of business

BeiGene, Ltd. (the “Company”) is a commercial-stage biopharmaceutical company focused on developing and commercializing innovative molecularly targeted and immuno-oncology drugs for the treatment of cancer.

The Company was incorporated under the laws of the Cayman Islands as an exempted company with limited liability on October 28, 2010. The Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market on February 8, 2016 and has completed subsequent follow-on public offerings and a sale of ordinary shares to Celgene Switzerland LLC (“Celgene Switzerland”) in a business development transaction, as described in Note 20, Shareholders’ Equity.

As at March 31, 2018, the Company’s subsidiaries are as follows:

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

 * Wholly-owned by BeiGene Biologics

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. The Company consolidates BeiGene Biologics under the voting model and recognizes the minority shareholder’s equity interest as a noncontrolling interest in its consolidated financial statements (as described in Note 8).

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating sales rebates and returns allowance to arrive at net product revenues, identifying separate accounting units and the best estimate of selling price of each deliverable in the Company’s revenue arrangements, variable consideration in revenue arrangements (including evaluations of the the expected value and the most likely value method to estimate variable payments based on the type of variable consideration), estimating the fair value of net assets acquired in business combinations, assessing the impairment of long-lived assets, share-based compensation expenses, inventory, realizability of deferred tax assets and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Recent accounting pronouncements

New accounting standards which have been adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and licensing implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09; ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update), which codifies recent announcements by the Securities and Exchange Commission, or SEC, staff; and ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update), which adds ASC 606-10-S25-1 as a result of SEC Release 33-10403, or collectively, the Revenue ASUs. The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).

On January 1, 2018, the Company adopted the new standard using the modified retrospective method.

The Revenue ASUs apply to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under the Revenue ASUs, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of the Revenue ASUs, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope the Revenue ASUs, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The impact to the Company on adoption of the Revenue ASUs relates to variable consideration related to its collaboration agreement with Celgene and the anticipated opt-in to certain clinical trials that are to be run by the Company, and funded by Celgene. Under Topic 605, even though the Company believed it was probable that the performance obligation related to the variable consideration would be satisfied as of December 31, 2017, the variable consideration was not realizable because formal notice had not been received. Upon its adoption of the Revenue ASUs, the Company determined it was probable that Celgene would opt-in to the clinical trials as of December 31, 2017 such that the variable consideration was not constrained, and therefore, the related revenue would have been recognized. In March 2018, the Company obtained formal notice of opt-in by Celgene.

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 resulted in an increase of $16,307 to both unbilled receivables and the opening balance of accumulated deficit. Please refer to the “Adoption of New Accounting Standards” section below for a tabular presentation of the impact.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted ASU 2016-16 during the first quarter of 2018 using the modified retrospective adoption method. In 2017, BeiGene (Hong Kong) Co., Limited’s contribution of BeiGene Shanghai to BeiGene Biologics (and subsequent receipt of a related government grant) resulted in tax expenses $28,588, which were reflected as other non-current assets in the Company’s December 31, 2017 balance sheet. The related government subsidy of $9,990, which was received in 2017, was reflected as other long-term liabilities in the Company’s December 31, 2017 balance sheet. The adoption of this accounting standard resulted in an adjustment to beginning accumulated deficit for both of these items. In addition, the Company has now established a deferred tax asset resulting from a previous transfer of intellectual property to one of its wholly-owned subsidiaries. This deferred tax asset is entirely offset by a corresponding valuation allowance and therefore did not result in a change to beginning accumulated deficit. Please refer to the “Adoption of New Accounting Standards” section below for a tabular presentation of the impact.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows will be required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The updated guidance became effective on January 1, 2018, and resulted in the presentation of restricted cash of $17,460 within the ending cash, cash equivalents, and restricted cash balance on the Company’s consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. The new standard requires an entity to evaluate if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set would not be considered a business. The new standard also requires a business to include at least one substantive process and narrows the definition of outputs. The new standard is effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier. The Company elected to early adopt the updated guidance as of January 1, 2017. The standard is applied prospectively to any transaction occurring on or after the adoption date. The Company evaluated the acquisition of 100% of the equity interests of Celgene Pharmaceutical (Shanghai) Co., Ltd. (“Celgene Shanghai”) under the new guidance, and determined that the transaction represents a business combination, as disclosed further in Note 4.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. This standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The updated guidance became effective on January 1, 2018, and there was no material impact to the Company’s consolidated financial statements.

Impact of adopted account standards

The cumulative effect of changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of the revenue ASUs and ASU 2016-16 were as follows:

	Balance at	Adjustments	Adjustments	Balance at
	December 31,	Due to	Due to	January 1,
	2017	Revenue ASUs	ASU 2016-16	2018
	$	$	$	$
Assets:
Unbilled receivable	—	16,307	—	16,307
Other non-current assets	42,915	—	(28,588)	14,327

Liabilities:
Other long-term liabilities	31,959	—	(9,990)	21,969

Equity:
Accumulated other comprehensive loss	(480)	—	263	(217)
Accumulated deficit	(330,517)	16,307	(19,236)	(333,446)
Noncontrolling interest	14,422	—	375	14,797

New accounting standards which have not yet been adopted

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows companies the option to reclassify to retained earnings the tax effects related to items in accumulated other comprehensive income (loss) as a result of the Tax Cuts and Jobs Act that was enacted in the United States on December 22, 2017. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.

Significant accounting policies

Acquired in-process research and development expense

The Company has acquired rights to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new drug compound, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new drug compound did not also include processes or activities that would constitute a “business” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product. Royalties owed on sales of the products licensed pursuant to the agreements are expensed in the period the related revenues are recognized.

In January 2018, the Company entered into an exclusive license agreement with Mirati Therapeutics, Inc., or Mirati, for the development, manufacturing and commercialization of Mirati’s sitravatinib in Asia (excluding Japan), Australia and New Zealand. The Company has recognized the $10,000 upfront license fee paid to Mirati in the first quarter of 2018 as in process research and development expense in the consolidated statement of operations.

      Except for the changes to the Company’s significant accounting policies related to the adoption of the Revenue ASUs and ASU 2016-16, and the accounting for the acquisition of in-process research and development expense, there have been no other material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2018, as compared to the significant accounting policies described in the Annual Report.

2. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in market with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and considers an inactive market to be one in which there are infrequent or few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2018 and December 31, 2017:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2018	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	963,381	—	—
Time deposits	10,000	—	—
Cash equivalents
U.S. treasury securities	154,918	—	—
Money market funds	74,583	—	—
Total	1,202,882	—	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	561,327	—	—
Federal agent securities	17,663	—	—
Time deposits	18,924	—	—
Cash equivalents
Money market funds	44,730	—	—
Total	642,644	—	—

The Company had no liabilities measured and recorded at fair value on a recurring basis as of March 31, 2018 or December 31, 2017.

3. Research and Development Collaborative Arrangements

Celgene and Celgene Switzerland

On July 5, 2017, the Company entered into a license agreement with Celgene Switzerland pursuant to which the Company granted to the Celgene parties an exclusive right to develop and commercialize the Company’s investigational PD-1 inhibitor, tislelizumab (BGB-A317), in all fields of treatment, other than hematology, in the United States, Europe,

Japan and the rest of world other than Asia (the “PD-1 License Agreement”). In connection with the closing of the transactions on August 31, 2017, the Company, Celgene and Celgene Switzerland amended and restated the PD-1 License Agreement (the “A&R PD-1 License Agreement”) to, among other things, clarify the parties’ responsibilities relating to the conducting and funding of certain global registration clinical trials and clarify the scope of the regulatory materials transferred by BeiGene to Celgene.

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

In addition to the exclusive right to develop and commercialize tislelizumab, the terms of the A&R PD-1 License Agreement provide Celgene with the right to collaborate with the Company on the development of tislelizumab for specified indications, including required participation on a joint development committee and a joint steering committee as well as a joint commercialization committee upon achievement of commercialization. The joint development and joint steering committees are formed by an equal number of representatives from the Company and Celgene and are responsible for reviewing and approving the development plan and budget for the development of tislelizumab for clinical studies associated with specified indications. Celgene will reimburse the Company for certain research and development costs based on external cost, plus agreed upon markup for the development of tislelizumab related to the clinical trials that Celgene opts into, as outlined in the development plan.

The following table summarizes total collaboration revenue recognized for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	$	$
Reimbursement of research and development costs	7,555	—
Research and development service revenue	1,739	—
Total	9,294	—

For the three months ended March 31, 2018, the Company recognized collaboration revenue of $9,294. The Company recognized $7,555 of research and development reimbursement revenue for the three months ended March 31, 2018 for the trials that Celgene has opted into. In addition, $16,307 of reimbursement that will be billed to Celgene was included as an adjustment to beginning accumulated deficit. The $1,739 of research and development services revenue reflects the recognition of upfront consideration that was allocated to R&D services at the time of the collaboration and is recognized from deferred revenue over the term of the respective clinical studies for the specified indications.

The Company did not have any collaboration revenue for the three months ended March 31, 2017.

4. Business Combination

On August 31, 2017, BeiGene HK acquired 100% of the equity interests of Celgene Shanghai, a wholly-owned subsidiary of Celgene Holdings East Corporation established under the laws of the PRC, for total consideration of

$28,138. BeiGene HK made an initial cash payment of $4,532, and issued non-cash consideration of $23,606, related to the discount on ordinary shares issued to Celgene, pursuant to the Share Subscription Agreement dated July 5, 2017 by and between the Company and Celgene Switzerland (the “Share Subscription Agreement”). See Note 20 for further description of the Share Subscription Agreement.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The preliminary fair values of goodwill, intangible assets and other net assets were $109, $7,500 and $20,529, respectively. These preliminary amounts are subject to subsequent adjustment as the Company obtain additional information to finalize certain components of working capital.

5. Restricted Cash and Short-term Investments

The Company’s restricted cash balance of $17,460 as of March 31, 2018 consisted entirely of BeiGene Guangzhou Factory’s secured deposits held in designated bank accounts for issuance of letter of credit.

Short-term investments as of March 31, 2018 consisted of the following available-for-sale debt securities and time deposits:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	963,447	—	66	963,381
Time deposits	10,000	—	—	10,000
Total	973,447	—	66	973,381

Short-term investments as of December 31, 2017 consisted of the following available-for-sale debt securities and time deposits:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	561,733	—	406	561,327
U.S. agency securities	17,651	12	—	17,663
Time deposits	18,924	—	—	18,924
Total	598,308	12	406	597,914

Contractual maturities of all debt securities as of March 31, 2018 were within one year. The Company does not consider the investment in U.S. Treasury securities to be other-than-temporarily impaired at March 31, 2018.

6. Inventories

The Company’s inventory balance of $7,498 and $10,930 as of March 31, 2018 and December 31, 2017, consisted entirely of finished goods product purchased from Celgene for distribution in the PRC.

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	March 31,	December 31,
	2018	2017
	$	$
Laboratory equipment	17,973	15,596
Leasehold improvements	16,486	15,298
Manufacturing equipment	16,376	15,737
Office equipment	1,737	1,597
Electronic equipment	1,336	1,244
Computer software	625	598
Construction in progress	38,584	26,125
Property and equipment, at cost	93,117	76,195
Less accumulated depreciation	(16,127)	(13,627)
Property and equipment, net	76,990	62,568

As of March 31, 2018 and December 31, 2017, construction in progress of $38,584 and $26,125 primarily related to the buildout of the Guangzhou manufacturing facility. In the three months ended March 31, 2018, assets totaling $662 related to the Suzhou facilities were transferred to laboratory equipment, manufacturing equipment and leasehold improvements from construction in progress. Depreciation expense for the three months ended March 31, 2018 and 2017 was $1,984 and $864, respectively.

8. Manufacturing Facility in Guangzhou

On March 7, 2017, BeiGene HK and Guangzhou GET Technology Development Co., Ltd. (“GET”), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC. BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”). Under the terms of the JV Agreement, BeiGene HK agreed to make an initial cash capital contribution of RMB200,000 and a subsequent contribution of certain rights to one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET agreed to provide a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics (see Note 14). BeiGene Biologics is working to establish a biologics manufacturing facility in Guangzhou, through a wholly-owned subsidiary, the BeiGene Guangzhou Factory, to manufacture biologics for the Company and its subsidiaries.

On April 11, 2017, BeiGene HK, GET and BeiGene Biologics amended the JV agreement and the capital contribution agreement, among other things, to adjust the capital contribution schedules and adjust the initial term of the governing bodies and a certain management position. On April 13, 2017 and May 4, 2017, BeiGene HK made cash capital contributions of RMB137,830 and RMB2,415, respectively, into BeiGene Biologics. The remainder of the cash capital contribution from BeiGene HK to BeiGene Biologics will be paid by April 10, 2020. On April 14, 2017, GET made cash capital contributions of RMB100,000 into BeiGene Biologics. On April 14, 2017, BeiGene Biologics drew down the Shareholder Loan of RMB900,000 from GET (as further described in Note 14).

In the fourth quarter of 2017, BeiGene HK and BeiGene Biologics entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai into BeiGene Biologics. The transfer consideration for the purchased interests under this Equity Transfer Agreement is the fair value of the 100% equity of BeiGene Shanghai appraised by a qualified Chinese valuation firm under the laws of PRC. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK fulfilled its contribution obligation to subscribe for registered capital in BeiGene Biologics and BeiGene HK’s equity interest in BeiGene Shanghai became 95%.

As of March 31, 2018, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively. As of March 31, 2018, the Company's cash, cash equivalents, restricted cash and short-term investments included $131,039 held by BeiGene Biologics to be used to build the commercial scale biologics facility and to fund research and development of the Company's biologics drug candidates in China.

9. Land Use Right

The land use right represents the land acquired for the purpose of constructing and operating the biologics manufacturing facility in Guangzhou. In 2017, the Company acquired the land use right from the local Bureau of Land and Resources in Guangzhou. The land use right is amortized over the total term of the right, which is 50 years. The land use right asset as of March 31, 2018 and December 31, 2017 is summarized as follows:

	As of
	March 31,	December 31,
	2018	2017
	$	$
Land use right, cost	13,103	12,633
Accumulated amortization	(240)	(168)
Land use right, net	12,863	12,465

Amortization expense of the land use right for the three months ended March 31, 2018 and 2017 were $72 and nil, respectively.

As of March 31, 2018, expected amortization expense for the land use right was approximately $197 for the remainder of 2018, $262 in 2019, $262 in 2020, $262 in 2021, $262 in 2022 and $11,618 in 2023 and thereafter.

10. Intangible Assets

Intangible assets outstanding as of March 31, 2018 and December 31, 2017 are summarized as follows:

As of
	March 31, 2018			December 31, 2017
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(438)	7,062	7,500	(250)	7,250
Total finite-lived intangible assets	7,500	(438)	7,062	7,500	(250)	7,250

Product distribution rights consist of distribution rights in China for the approved cancer therapies licensed from Celgene, ABRAXANE®, REVLIMID®, and VIDAZA®, and its investigational agent CC-122 acquired as part of the Celgene transaction. The Company is amortizing the product distribution rights over a period of 10 years.

Amortization expense for the three months ended March 31, 2018 and 2017 was $188 and nil, respectively.

As of March 31, 2018, expected amortization expense for the unamortized finite-lived intangible assets is approximately $562 for the remainder of 2018, $750 in 2019, $750 in 2020, $750 in 2021, $750 in 2022, and $3,500 in 2023 and thereafter.

11. Income Taxes

Income tax benefit was $3,412 for the three months ended March 31, 2018 and income tax expense was $180 for the three months ended March 31, 2017. The income tax benefit for the three months ended March 31, 2018 was primarily attributable to the income tax benefit due to the discrete tax benefit on employee stock option exercises, the generation of research and development tax credits and the U.S. Orphan Drug Credit for the U.S. operating subsidiary. The income tax expense for the three months ended March 31, 2017 was primarily attributable to U.S. profit offset by the generation of research and development tax credits and the U.S. Orphan Drug Credit.

On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of March 31, 2018 it continues to be more likely than not the deferred tax assets will not be realized for the Company’s subsidiaries in Australia, China and Switzerland. In addition, as of March 31, 2018, the Company maintained a valuation allowance for certain deferred tax assets in the U.S. primarily related to state tax credit carryforwards, due to the uncertainty regarding their realization.

As of March 31, 2018, the Company had gross unrecognized tax benefits of $1,182. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $264 in the three months ended March 31, 2018 due to additions related to U.S. federal and state tax credits and incentives.

The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2018 and December 31, 2017, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.

The Company conducts business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. As of March 31, 2018, China tax matters are open for the years 2012 through 2018 and U.S. federal tax matters are open to examination for years 2015 through 2018. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2018.

12. Supplemental Balance Sheet Information

     Prepaid expenses and other current assets consist of the following:

	As of
	March 31,	December 31,
	2018	2017
	$	$
Prepaid research and development costs	30,879	21,156
Prepaid taxes	10,117	9,894
Interest receivable	2,623	1,557
Other	5,763	3,016
Total	49,382	35,623

Other non-current assets consist of the following:

	As of
	March 31,	December 31,
	2018	2017
	$	$
Prepayment of property and equipment	10,670	12,867
Tax on intra-entity contribution of subsidiary	—	28,588
Rental deposits and other	3,540	1,460
Total	14,210	42,915

Accrued expenses and other payables consist of the following:

	As of
	March 31,	December 31,
	2018	2017
	$	$
Compensation related	12,425	17,051
External research and development activities related	26,892	18,721
Sales rebates and returns related	4,231	3,997
Professional fees and other	12,164	9,829
Total	55,712	49,598

Other long-term liabilities consist of the following:

	As of
	March 31,	December 31,
	2018	2017
	$	$
Deferred government grant income	22,627	31,804
Other	275	155
Total	22,902	31,959

13. Long-term Bank Loan

On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank to borrow $19,130 at a 7% fixed annual interest rate. As of March 31, 2018, the Company has drawn down the entire $19,130, which is secured by BeiGene (Suzhou)’s equipment with a carrying amount of $24,675 and the Company’s rights to a PRC patent on a drug candidate. The loan principal amounts of $9,565 and $9,565 are repayable on September 30, 2018 and 2019, respectively. Interest expense recognized for the three months ended March 31, 2018 and 2017 amounted to $331 and $305, respectively.

14. Shareholder Loan

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

For the three months ended March 31, 2018, total interest expense generated from the Shareholder Loan was $3,280, among which, $815 was capitalized.

15.  Product Revenue

The Company’s product sales are derived from the sale of ABRAXANE®, REVLIMID®, and VIDAZA® in China under a distribution license from Celgene. The table below presents the Company’s net product sales for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
	$	$
Product revenue - gross	23,485	—
Less: Rebate and sales return	(235)	—
Product revenue - net	23,250	—

The following table presents the rollforward of accrued sales rebates and returns for the three months ended March 31, 2018:

Sales Rebates and Returns
$
Balance as of December 31, 2017	3,997
Accrual	235
Payment	(1)
Balance as of March 31, 2018	4,231

16. Net Loss Per Share

Net loss per share was calculated as follows:

	Three Months Ended
	March 31,
	2018	2017
	$	$
Numerator:
Net loss attributable to BeiGene, Ltd.	(104,596)	(50,623)
Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	670,510,605	516,437,707
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(0.16)	(0.10)

The effects of all share options, restricted shares and restricted share units were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three months ended March 31, 2018 and 2017.

17. Share-Based Compensation Expense

2016 Share Option and Incentive Plan

On January 14, 2016, in connection with the IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of March 31, 2018, ordinary shares cancelled or forfeited under the 2011 Plan that were provided back to the 2016 Plan totaled 4,893,862. The 2016 Plan provides for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017 and continuing until the expiration of the 2016 Plan, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added to the 2016 Plan under this provision. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.

During the three months ended March 31, 2018, the Company granted 457,093 options, with an exercise price per ordinary share equal to 1/13 of the closing price of the Company’s ADS quoted on the NASDAQ Stock Exchange on the applicable grant date, and 2,714,335 restricted share units under the 2016 Plan. As of March 31, 2018, options and restricted share units outstanding totaled 120,811,524 and 4,117,022, respectively.

During the three months ended March 31, 2018 and 2017, no grants to employees and non-employees were made outside of the Company’s 2011 Plan and 2016 Plan.

The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	$	$
Research and development	12,052	4,529
Selling, general and administrative	5,344	1,463
Total	17,396	5,992

18. Accumulated Other Comprehensive Income/(Loss)

The movement of accumulated other comprehensive income/(loss) was as follows:

		Unrealized
	Foreign Currency	Losses on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2017	(85)	(395)	(480)
Adjustment to opening balance of accumulated other comprehensive income	263	—	263
Balance as of January 1, 2018	178	(395)	(217)
Other comprehensive income before reclassifications	208	244	452
Amounts reclassified from accumulated other comprehensive income	—	85	85
Net-current period other comprehensive income	208	329	537
Balance as of March 31, 2018	386	(66)	320

19. Noncontrolling Interest

As of March 31, 2018, a noncontrolling interest of $14,341 was recognized in the Company’s condensed consolidated balance sheet, representing the capital cash contribution by GET in BeiGene Biologics as of March 31, 2018, offset by comprehensive losses attributable to GET’s noncontrolling interest in BeiGene Biologics.

For the three months ended March 31, 2018, net losses of $520 attributable to the noncontrolling interest of BeiGene Biologics were recognized in the Company’s condensed consolidated statements of operations, based on GET’s 5% equity interest in BeiGene Biologics.

Reconciliation for the equity attributable to noncontrolling interests for the three months ended March 31, 2018 is as follows:

	BeiGene, Ltd.	Noncontrolling
	Shareholders’ Equity	Interest	Total Equity
	$	$	$
Balance as of January 1, 2018	669,809	14,422	684,231
Net loss	(104,596)	(520)	(105,116)
Issuance of ordinary shares in follow-on offering, net of transaction costs	757,587	—	757,587
Share-based compensation	17,396	—	17,396
Exercise of options	6,314	—	6,314
Adjustment to opening balance of equity	(2,666)	375	(2,291)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	208	64	272
Unrealized holding gain, net	329	—	329
Other comprehensive income, net of tax of nil	537	64	601
Balance as of March 31, 2018	1,344,381	14,341	1,358,722

20. Shareholders’ Equity

Follow-on public offerings

On January 22, 2018, the Company completed a follow-on public offering at a price of $101.00 per ADS, or $7.77 per ordinary share. In this offering, the Company sold 7,425,750 ADSs representing 96,534,750 ordinary shares. Additionally, the underwriters exercised their option to purchase an additional 495,050 ADSs representing 6,435,650 ordinary shares from the Company. Net proceeds from this offering including the underwriter option after deducting the underwriting discounts and offering expenses were $757,587.

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

21. Restricted Net Assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2018 and December 31, 2017, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $37,036 and $29,920, respectively.

22. Commitments and Contingencies

Operating lease commitments

The Company leases office and manufacturing facilities under non-cancelable operating leases expiring on different dates in the United States and China. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. There are no restrictions placed upon the Company by entering into these leases. Total expenses under these operating leases were $1,653 and $696 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum payments under non-cancelable operating leases consist of the following as of March 31, 2018:

$
Nine months ending December 31, 2018	6,487
Year ending December 31, 2019	9,358
Year ending December 31, 2020	8,094
Year ending December 31, 2021	4,849
Year ending December 31, 2022	2,678
Year ending December 31, 2023 and thereafter	1,413
Total	32,879

Capital commitments

The Company had capital commitments amounting to $41,941 for the acquisition of property, plant and equipment as of March 31, 2018, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.

23. Segment and geographic information

The Company operates in one segment. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.

The Company’s long-lived assets are substantially located in the PRC.

Net product revenues by geographic areas are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic areas are presented as follows:

	Three Months Ended
	March 31,
	2018	2017
	$	$
PRC	23,250	—
U.S.	6,041	—
Other	3,253	—
Total	32,544	—

24. Subsequent Event

On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow $92,466 at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. The Company plans to draw down the entire borrowings before December 31, 2019. The loan is secured by BeiGene Guangzhou Factory’s land use right with a carrying amount of $12,863. Interest expense will be paid quarterly until the loan is fully settled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q, or this Quarterly Report, titled “Item 1—Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials; our reliance on the success of our clinical-stage drug candidates; the timing or likelihood of regulatory filings and approvals; the commercialization of our drugs and drug candidates, if approved;  our ability to further develop sales and marketing capabilities; the pricing and reimbursement of our drug candidates, if approved; the implementation of our business model, strategic plans for our business, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our drugs, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory developments in the United States, China, the United Kingdom, the European Union and other jurisdictions; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; the rate and degree of market access and acceptance of our drugs and drug candidates, if approved; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our drugs and drug candidates and our ability to serve those markets; our ability to effectively manage our anticipated growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs, and impact of securities analysts’ reports on these prices; and other risks and uncertainties, including those listed under “Part II—Item 1A—Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II—Item 1A—Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.

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

We initially started as a research and development company in Beijing in 2010, and have since become a fully-integrated global biopharmaceutical company with operations in China in Beijing, Guangzhou, Shanghai and Suzhou and operations in the United States in Cambridge, MA; Fort Lee, NJ; and Emeryville and San Mateo, CA. In addition, we have a facility in Suzhou for the commercial-scale manufacturing of small molecule drugs and pilot-scale manufacturing of biologics, and another facility under construction in Guangzhou for the commercial-scale manufacturing of biologics.

Recent Developments

In January 2018, we raised $757.6 million in net proceeds in a follow-on public offering of 7,920,800 of our ADSs at a price to the public of $101.00 per ADS. Each ADS represents 13 ordinary shares, par value $0.0001 per share.

In January 2018, we entered into a commercial supply agreement for tislelizumab, our investigational anti-PD-1 antibody, with Boehringer Ingelheim Biopharmaceuticals (China) Ltd., as further described in “Part I—Item 1—Business—Manufacturing and Supply” of our Annual Report on Form 10-K for the year ended December 31, 2017.

In January 2018, we entered into an exclusive license agreement with Mirati Therapeutics, Inc., or Mirati, for the development, manufacturing and commercialization of Mirati’s sitravatinib in Asia (excluding Japan), Australia and New Zealand, as further described in “Part I—Item 1—Business—Our Pipeline and Commercial Products—Sitravatinib (MGCD-0516), a Multi-Kinase Inhibitor” of our Annual Report on Form 10-K for the year ended December 31, 2017.

During the three months ended March 31, 2018 and through the date of this report, we announced the commercial availability of VIDAZA® in China and the approval of REVLIMID® for newly diagnosed multiple myeloma in China.

During the three months ended March 31, 2018 and through the date of this report, we announced the initiation of a global Phase 3 trial for tislelizumab in patients with hepatocellular carcinoma, a global Phase 3 trial of tislelizumab in patients with esophageal squamous cell carcinoma, a global Phase 2 trial of tislelizumab in patients with previously treated hepatocellular carcinoma, and a global Phase 2 trial of tislelizumab in patients with relapsed or refractory mature T- and NK-cell lymphomas.

On May 1, 2018, we announced the appointment of Dr. Xiaobin Wu as General Manager of China and President of BeiGene, Ltd.

Components of Operating Results

Revenue

To date, our revenue has consisted of product sales revenue since September 2017, upfront license fees, reimbursed research and development expenses, research and development service revenue and milestone payments from our strategic collaboration with Celgene for tislelizumab entered in 2017 and our collaboration agreements with Merck

KGaA, Darmstadt Germany for pamiparib and lifirafenib entered in 2013. We do not expect to generate significant revenue from internally-developed drug candidates unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which is subject to significant uncertainty.

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has transferred to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, estimated product returns and other deductions. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on the sales terms, historical experience and trend analysis. We expect revenue from product sales to increase in 2018 as we expand our efforts to promote and obtain reimbursement for ABRAXANE®, REVLIMID® and VIDAZA® in China.

We also record revenue from our collaboration and license agreements with Celgene and Merck KGaA, Darmstadt Germany. Under each agreement, we have received upfront payments related to the license fee which was recognized upon the delivery of the license right. Additionally, the reimbursement of remaining undelivered research and development services is recognized over the performance periods of the collaboration arrangement. In the case of the Celgene arrangement, we also receive research and development reimbursement revenue for the clinical trials that Celgene opts into. See Note 3 to our consolidated financial statements included in this Quarterly Report for a description of these agreements.

Expenses

Cost of Revenue

Cost of revenue includes the acquisition costs of our commercial products.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, as we continue to support the clinical trials of our drug candidates as treatments for various cancers and as we move these drug candidates into additional clinical trials. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

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

Interest Income (Expense), Net

Interest Income

Interest income consists primarily of interest generated from our cash and short-term investments in money market funds, time deposits, U.S. Treasury securities and U.S. agency securities.

Interest Expense

Interest expense consists primarily of interest on our long-term bank loan and shareholder loan.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$23,250	$—	$23,250	—
Collaboration revenue	9,294	—	9,294	—
Total revenues	32,544	—	32,544	—
Expenses
Cost of sales - product	(4,550)	—	(4,550)	—
Research and development	(109,700)	(42,773)	(66,927)	156%
Selling, general and administrative	(28,915)	(8,769)	(20,146)	230%
Amortization of intangible assets	(188)	—	(188)	—
Total expenses	(143,353)	(51,542)	(91,811)	178%
Loss from operations	(110,809)	(51,542)	(59,267)	115%
Interest income, net	1,552	186	1,366	734%
Other income, net	729	913	(184)	-20%
Loss before income tax expense	(108,528)	(50,443)	(58,085)	115%
Income tax benefit (expense)	3,412	(180)	3,592	-1996%
Net loss	(105,116)	(50,623)	(54,493)	108%
Less: Net loss attributable to noncontrolling interest	(520)	—	(520)	—
Net loss attributable to BeiGene, Ltd.	$(104,596)	$(50,623)	$(53,973)	107%

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

Total revenue increased to $32.5 million for the three months ended March 31, 2018, from nil for the three months ended March 31, 2017. The following table summarizes the components of revenue for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,		Changes
	2018	2017	$	%
Product revenue	$23,250	$—	$23,250	—
Collaboration revenue:
Reimbursement of research and development costs	7,555	—	7,555	—
Research and development service revenue	1,739	—	1,739	—
Total	$32,544	$—	$32,544	—

Net product revenue was $23.3 million for the three months ended March 31, 2018, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China. We began recognizing product revenue with sales to our distributors in China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA®   was launched in China in February 2018. We had no product revenue for the three months ended March 31, 2017.

Collaboration revenue from the Celgene collaboration totaled $9.3 million for the three months ended March 31, 2018, and was comprised of $7.6 million for the reimbursement of research and development costs for the clinical trials that Celgene has opted into and $1.7 million related to the recognition of deferred revenue for upfront fees allocated to undelivered research and development services. There was no collaboration revenue for the three months ended March 31, 2017.

Cost of Sales

Cost of sales increased to $4.6 million for the three months ended March 31, 2018 from nil for the three months ended March 31, 2017. Cost of sales for the three months ended March 31, 2018 consisted entirely of  the cost of products  purchased from Celgene and distributed in the PRC. We had no product sales for the three months ended March 31, 2017.

Research and Development Expense

Research and development expense increased by $66.9 million, or 156%, to $109.7 million for the three months ended March 31, 2018 from $42.8 million for the three months ended March 31, 2017. The following table summarizes external clinical, external preclinical and internal research and development expense for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,		Changes
	2018	2017	$	%
	(dollars in thousands)
External cost of clinical-stage programs	$53,169	$24,580	$28,589	116%
External cost of preclinical-stage programs	9,786	1,135	8,651	762%
Internal research and development expenses	46,745	17,058	29,687	174%
Total research and development expenses	$109,700	$42,773	$66,927	156%

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

• Increases of approximately $0.7 million, $9.8 million and $8.5 million, respectively, for zanubrutinib, tislelizumab and pamiparib, partially offset by a decrease of approximately $0.4 million for lifirafenib. The expense increases were primarily due to the expansion of clinical trials for these candidates, including the initiation or continuation of pivotal trials. In addition, external costs of clinical-stage programs include $10 million of in-process research and development expense related to our in-license of sitravitinib for the Asia (excluding Japan), Australia and New Zealand territories.

• An increase of approximately $8.7 million in external spending for our preclinical-stage programs, primarily related to costs associated with advancing our preclinical candidates toward clinical trials.

The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical pipeline, and included the following:

• $12.3 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and clinical activities;
• $7.5 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;

• $3.2 million increase of materials and reagent expenses, mainly in connection with the in-house manufacturing of drug candidates used for clinical purposes, that were previously outsourced and recorded as external cost;

• $4.1 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our pipeline; and

• $2.6 million increase of facilities, office expense, rental fee and other expenses to support the growth of our organization.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $20.1 million, or 230%, to $28.9 million for the three months ended March 31, 2018, from $8.8 million for the three months ended March 31, 2017. The increase was primarily attributable to the following:

• $8.9 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the acquired workforce in the acquisition of Celgene’s China operations;

• $3.9 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;
• $1.5 million increase of professional fees for legal, consulting, recruiting, accounting and audit services to support our growing business; and

• $5.8 million increase of selling, facility, conference fees, travel expenses, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the post-combination cost of our commercial operations in China.

Interest Income, Net

Interest income (net) increased by $1.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase in interest income was primarily attributable to interest income on our larger cash and short-term investment balances.

Other Income, Net

Other income, net, decreased by $0.2 million to $0.7 million for the three months ended March 31, 2018, from $0.9 million for the three months ended March 31, 2017. The decrease was mainly attributable to the impact of foreign currency exchange and related net gains.

Income Tax Benefit/(Expense)

Income tax benefit was $3.4 million for the three months ended March 31, 2018 compared with income tax expense of $0.2 million for the three months ended March 31, 2017. The income tax benefit as of March 31, 2018 was primarily attributable to income tax benefit due to the discrete tax benefit on employee stock option exercises and the generation of research and development tax credits and the U.S. Orphan Drug Credit for our U.S. operating subsidiary, partially offset by income tax expense from our commercial operations in China.

Liquidity and Capital Resources

Since inception, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $105.1 million and $50.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $438.0 million. Our primary use of cash is to fund our research and development activities. Our operating activities used $104.5 million and $35.7 million during the three months ended March 31, 2018 and 2017, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaboration agreements with Celgene and Merck KGaA, Darmstadt Germany. During the three months ended March 31, 2018, we raised $757.6 million, net of underwriter discount and fees, from a follow-on public offering of our

ADSs. In addition, the March 31, 2018 unbilled receivable balance of $23.5 million reflects research and development reimbursement  funding under the Celgene collaboration for expenses incurred through the first quarter of 2018.

As of March 31, 2018, we had cash, cash equivalents,restricted cash, and short-term investments of $1,481.5 million, including approximately $131.0 million of cash, cash equivalents, restricted cash and short-term investments held by our joint venture, BeiGene Biologics, to build a commercial biologics facility in Guangzhou, China and to fund research and development of biologics drug candidates in China. Restricted cash of $17.5 million represents secured deposits of BeiGene Guangzhou Factory held in designated bank accounts for issuance of letter of credit.

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(104,501)	$(35,711)
Net cash (used in) provided by investing activities	(394,352)	43,543
Net cash provided by financing activities	763,901	2,533
Net effect of foreign exchange rate changes	3,444	(129)
Net increase in cash, cash equivalents, and restricted cash	$268,492	$10,236

Use of Funds

The use of cash in all periods presented resulted primarily from our net losses, adjusted for non-cash charges and changes in components of working capital. The primary use of our cash, cash equivalents and short-term investments in all periods presented was to fund research and development, regulatory and other clinical trial costs, selling costs and related supporting administrative expenses. Our prepaid expenses and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

Operating Activities

Operating activities used $104.5 million of cash in the three months ended March 31, 2018, which resulted principally from our net loss of $105.1 million and an increase in our net operating assets and liabilities of $26.5 million, offset by non-cash charges of $27.1 million. The overall increase in our net operating assets was primarily due to an increase in unbilled receivables of $7.6 million related to the Celgene collaboration, an increase of $13.8 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, an increase of $2.1 million in other non-current assets primarily related to rental deposits and other, a decrease of $12.4 million in accounts payable and accrued expenses related to payments for external research and development costs, payroll-related costs and selling, general and administrative expenses to support our growing business, offset by an decrease in accounts receivable of $5.9 million related to collections on product sales from our collaboration with Celgene, and a decrease of $3.4 million in inventories. Our non-cash charges and other adjustments to our net loss during the three months ended March 31, 2018 primarily consisted of $17.4 million of share-based compensation expense, $10.0 million of acquired in-process research and development related to the license agreement with Mirati, $2.0 million of non-cash interest expense and $2.2 million of depreciation expense, offset by $4.1 million related to deferred tax benefits.

Operating activities used $35.7 million of cash in the three months ended March 31, 2017, which resulted principally from our net loss of $50.6 million, offset by non-cash charges of $6.9 million and by a decrease in our net operating assets and liabilities of $8.0 million. Our net non-cash charges during the three months ended March 31, 2017 primarily consisted of $6.0 million of share-based compensation expense and $0.9 million of depreciation expense.

Investing Activities

Investing activities used $394.4 million of cash in the three months ended March 31, 2018, which consisted of purchases of investment securities of $632.2 million, a purchase of $10.0 million of in-process research and development related to the license agreement with Mirati and capital expenditures of $9.7 million primarily related to our Guangzhou and Suzhou manufacturing facilities, offset by sales and maturities of investment securities of $257.6 million.

Investing activities provided $43.5 million of cash in the three months ended March 31, 2017, which consisted of sales and maturities of investment securities of $65.6 million, offset by purchases of investment securities of $14.7 million, capital expenditures of $5.1 million and a $2.3 million payment related to the Guangzhou land auction deposit.

Financing Activities

Financing activities provided $763.9 million of cash in the three months ended March 31, 2018, which consisted of $758.0 million of proceeds, net of underwriter discounts, from our follow-on public offering of ADSs and $6.3 million from the exercise of employee stock options, offset by the payment of $0.4 million of follow-on public offering costs.

Financing activities provided $2.5 million in the three months ended March 31, 2017, which related to proceeds from a short-term loan to BeiGene Biologics from GET.

Operating Capital Requirements

We do not expect to generate significant revenue from product sales of our internally developed drug candidates unless and until we obtain regulatory approval for and commercialize one of our current or future drug candidates. We have exclusive rights to distribute and promote Celgene’s approved cancer therapies in China, for which we began recognizing revenue in the third quarter of 2017. We anticipate that we will continue to generate losses for the foreseeable future, and we expect our losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and prepare for commercialization and begin to commercialize any approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing of our in-licensed drug products in China and, subject to obtaining regulatory approval, our drug candidates. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 31, 2018, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally; our other ongoing and planned clinical trials; regulatory filing and registration of our late-stage drug candidates; expansion of commercial operations in China and preparation for launch of our drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of the payment due date by period at March 31, 2018:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$32,879	$8,987	$16,384	$6,463	$1,045
Debt obligations	173,681	9,565	9,565	—	154,551
Capital commitments	41,941	41,941	—	—	—
Total	$248,501	$60,493	$25,949	$6,463	$155,596

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

Debt Obligations

Long-term Bank Loan

On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $19.1 million at a 7% fixed annual interest rate. As of March 31, 2018, we have drawn down the entire $19.1 million, which is secured by BeiGene (Suzhou)’s equipment with a carrying amount of $24.7 million and our rights to a PRC patent on a drug candidate. $9.6 million is repayable on each of September 30, 2018 and 2019.

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

Capital Commitments

We had capital commitments amounting to $41.9 million for the acquisition of property, plant and equipment as of March 31, 2018, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.

Other Business Agreements

We enter into agreements in the normal course of business with CROs and other entities to license intellectual property. We have not included these future payments in the table of contractual obligations above since the contracts are cancelable at any time by us with prior written notice or the licensing fees are currently not determinable.

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

Except for the changes to our critical accounting policies related to the adoption of the Revenue ASUs and ASU 2016-16, and the accounting for the acquisition of in-process research and development expense, there have been no other material changes to our significant accounting policies as of and for the three months ended March 31, 2018, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

For accounting policies relating to the three months ended March 31, 2018 and the related impact on adoption, see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Summary of significant accounting policies” in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Recent Government Regulations

The section of our Annual Report on Form 10-K for the year ended December 31, 2017 entitled “Item 1. Business—Government Regulation—PRC Regulation—PRC Drug Regulation” is updated to reflect the following recent regulatory developments in the PRC:

Government Reorganization

China has recently reorganized the agencies that regulate drugs, healthcare, and the state health insurance plans, although it is still not entirely clear what effect on policy these changes will ultimately have in terms of making the drug approval process more efficient. The drug regulatory agency, the China Food and Drug Administration, or CFDA, will be merged into a State Administration on Market Regulation, or SAMR, along with other agencies that regulate consumer protection, product quality and anti-monopoly. The drug, device and cosmetic regulatory functions of CFDA will be put under the State Drug Administration, which will be subordinate to the SAMR. The National Health Commission will be the healthcare regulator, and a new, separate State Medical Insurance Bureau will focus on regulating reimbursement under the state-sponsored insurance plans.

New Policies on Promoting Imported Oncology Drugs

The PRC government continues to establish measures and incentives to promote the development and swifter approval of marketing for oncology and other innovative drugs. In April 2018, these measures included lowering the tariffs on a significant number of imported innovative drugs, including oncology drugs, to zero, and making the importation process more efficient. Also, the government reaffirmed its commitment to provide stronger intellectual property protections, including regulatory data protection, and patent term extension for certain innovative drugs (up to 5 years).  In April 2018 the China Drug Administration proposed regulations for public comment that would set regulatory data protection for innovative small molecule drugs at six years and for innovative therapeutic biologics at 12 years. Included in the proposals were reduced protection periods of one to five years if a new drug application is filed first outside of China (but no more than six years later) in reliance on international multi-center clinical trials conducted in China, or is filed in China based solely on overseas clinical data with no Chinese subjects (75% reduction) or based on supplemental “China clinical trial data” (50% reduction). Information about the exclusivity term will be included in an “orange book” at the time of approval, similar to the United States. Some mechanics of these proposed rules are not yet clear, and it is not certain when the proposed rules will be finalized. The government has also stated that it will explore ways to expand access to reimbursement under the state health plans for innovative drugs (particularly for urgently needed oncology drugs).

New Opinion on the Promotion of Generic Drugs

There is potential for innovator drug developers in all areas to face increasing competition from a strong generic industry that is supported by the government in China. In April 2018, China’s chief executive reaffirmed its commitment to strongly support the generic industry in various ways, including by providing potential financial support for development and priority review for certain categories of generics, such as those that treat orphan and infectious diseases, pediatric drugs and those that meet unmet medical needs, and by making it easier for doctors and pharmacists to substitute generics for innovative drugs when filling prescriptions.

These measures include adding substitution information to the labeling and making procurement and reimbursement of recently approved generics by public hospitals easier. There is also a commitment to balance intellectual property rights of innovators with the need for generics. It is not yet clear how this balance will take shape with proposed systems such as regulatory data protection and patent linkage.

JOBS Act

We determined that, as of June 30, 2017, we had at least $700 million of equity securities held by non-affiliates, and as such we no longer qualified as an emerging growth company as of December 31, 2017. As a result, we are no longer able to take advantage of any reduced disclosure and other requirements that are available to emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest and Credit Risk

Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $490.6 million and $239.6 million, restricted cash of $17.5 and nil, and short-term investments of $982.7 million and $597.9 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, our cash and cash equivalents were deposited with various major reputable financial institutions located within and without the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit. At March 31, 2018, our short-term investments consisted primarily of U.S. treasury securities and time-denominated deposits. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents and short-term investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2018 by $3.1 million.

We do not believe that our cash, cash equivalents, restricted cash and short-term investments have significant risk of default or illiquidity. While we believe that our cash, cash equivalents, restricted cash and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

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

RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was appreciation of approximately 3.6% in the three months ended March 31, 2018 and 6.5% in the year ended December 31, 2017, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2018, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report.

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

In China, however, there is no currently effective law or regulation providing patent term extension, patent linkage, or data exclusivity (referred to as regulatory data protection). Therefore, a lower-cost generic drug can emerge onto the market much more quickly. Chinese regulators have set forth a framework for integrating patent linkage and data exclusivity into the Chinese regulatory regime, as well as for establishing a pilot program for patent term extension. To be implemented, this framework will require adoption of regulations. There are now pending draft regulations on data exclusivity that could give as much as six years of exclusivity to innovative small molecule drugs and up to twelve years for innovative therapeutic biologics. The comment period ends on May 31, 2018, but it is not clear when that draft regulation will be finalized. Currently, these factors result in weaker protection for us against generic competition in China than could be available to us in the United States.

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

Numerous drug-related AEs and serious AEs, or SAEs, have been reported in our clinical trials. Some of these events have led to patient death. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such report speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law.

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

In China, the Ministry of Human Resources and Social Security of China or provincial or local human resources and social security authorities, together with other government authorities, review the inclusion or removal of drugs from the China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List, or the NRDL, or provincial or local medical insurance catalogues for the National Medical Insurance Program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that all of our drugs and any approved drug candidates will be included in the NRDL. Products included in the NRDL are typically generic and essential drugs. Innovative drugs similar to our drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years.

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

Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of March 31, 2018, we had an accumulated deficit of $437.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

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

Furthermore, although various extensions may be available, the life of a patent and the protection it affords, is limited. For example, the approved cancer therapies we have licensed from Celgene in China, ABRAXANE®, REVLIMID®, and VIDAZA®, face or are expected to face competition from generic medications, and we may face similar competition for any approved drug candidates even if we successfully obtain patent protection once the patent life has expired for the drug. Manufacturers of generic drugs may challenge the scope, validity or enforceability of our patents in court, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. The issued patents and pending patent applications, if issued, for our drug candidates are expected to expire on various dates as described in “Part I—Item 1—Business—Intellectual Property” of our Annual Report on Form 10-K for the year ended December 31, 2017. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

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

In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could have an adverse impact on us and our business, including loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.

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

As of May 4, 2018, we had 698,883,853 ordinary shares outstanding, of which 495,841,346 ordinary shares were held in the form of 38,141,642 ADSs. Of this amount, 32,746,416 ordinary shares issued to Celgene are subject to a lock-up until September 1, 2018. We have also granted certain registration rights with respect to the shares issued to Celgene in the event that they are not eligible for sale under Rule 144.

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

Our directors, executive officers and principal shareholders beneficially owned approximately 60.8% of our outstanding ordinary shares as of April 20, 2018. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of the ADSs. These actions may be taken even if they are opposed by our other shareholders, including the holders of the ADSs. In addition, these persons could divert business opportunities away from us to themselves or others.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
*32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

X

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: May 9, 2018	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)