Form 10-Q
period 2018-06-30
BeiGene, Ltd.
filed 2018-08-09
CIK 1651308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, 767,163,184 ordinary shares, par value $0.0001 per share, were outstanding, of which 578,529,211 ordinary shares were held in the form of 44,502,247 American Depositary Shares, each representing 13 ordinary shares.

BeiGene, Ltd.

Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

BEIGENE, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2018	2017
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		438,420	239,602
Restricted cash	5	31,591	—
Short-term investments	5	931,208	597,914
Accounts receivable		33,171	29,428
Unbilled receivable		12,702	—
Inventories	6	6,322	10,930
Prepaid expenses and other current assets	12	63,293	35,623
Total current assets		1,516,707	913,497
Property and equipment, net	7	90,510	62,568
Land use right, net	9	12,132	12,465
Intangible assets, net	10	6,875	7,250
Goodwill	4	109	109
Deferred tax assets	11	16,071	7,675
Other non-current assets	12	11,452	42,915
Total non-current assets		137,149	132,982
Total assets		1,653,856	1,046,479
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		85,878	69,779
Accrued expenses and other payables	12	75,037	49,598
Deferred revenue, current portion		15,302	12,233
Tax payable	11	1,151	9,156
Current portion of long-term bank loan	13	9,067	9,222
Total current liabilities		186,435	149,988
Non-current liabilities:
Long-term bank loan	13	51,467	9,222
Shareholder loan	14	149,217	146,271
Deferred revenue, non-current portion		18,297	24,808
Other long-term liabilities	12	21,772	31,959
Total non-current liabilities		240,753	212,260
Total liabilities		427,188	362,248
Commitments and contingencies	22
Equity:
Ordinary shares (par value of US$0.0001 per share; 9,500,000,000 shares authorized; 701,563,184 shares issued and outstanding as of June 30, 2018 (December 31, 2017: 592,072,330 shares))		70	59
Additional paid-in capital		1,804,942	1,000,747
Accumulated other comprehensive income /(loss)	18	3,114	(480)
Accumulated deficit		(594,929)	(330,517)
Total BeiGene, Ltd. shareholders’ equity		1,213,197	669,809
Noncontrolling interest	19	13,471	14,422
Total equity	19	1,226,668	684,231
Total liabilities and equity		1,653,856	1,046,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2018	2017	2018	2017
		$	$	$	$
Revenues
Product revenue, net	15	31,426	—	54,676	—
Collaboration revenue	3	21,378	—	30,672	—
Total revenues		52,804	—	85,348	—
Expenses
Cost of sales - product		(6,256)	—	(10,806)	—
Research and development		(164,251)	(47,245)	(273,951)	(90,018)
Selling, general and administrative		(45,160)	(10,777)	(74,075)	(19,546)
Amortization of intangible assets		(187)	—	(375)	—
Total expenses		(215,854)	(58,022)	(359,207)	(109,564)
Loss from operations		(163,050)	(58,022)	(273,859)	(109,564)
Interest income (expense), net		1,892	(1,982)	3,444	(1,796)
Other income (expense), net		75	(475)	804	438
Loss before income tax expense		(161,083)	(60,479)	(269,611)	(110,922)
Income tax benefit (expense)	11	3,368	(201)	6,780	(381)
Net loss		(157,715)	(60,680)	(262,831)	(111,303)
Less: net loss attributable to noncontrolling interests		(828)	(135)	(1,348)	(135)
Net loss attributable to BeiGene, Ltd.		(156,887)	(60,545)	(261,483)	(111,168)
Net loss per share attributable to BeiGene, Ltd.
Basic and diluted (in dollars)	16	(0.22)	(0.12)	(0.38)	(0.22)
Weighted-average shares used in net loss per share calculation
Basic and diluted (in shares)	16	698,506,891	517,663,736	684,586,086	517,054,109
Net loss per American Depositary Share (“ADS”)
Basic and diluted (in dollars)		(2.92)	(1.52)	(4.97)	(2.80)
Weighted-average ADSs used in net loss per share calculation
Basic and diluted (in ADSs)		53,731,299	39,820,287	52,660,468	39,773,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	$	$	$	$
Net loss	(157,715)	(60,680)	(262,831)	(111,303)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	2,033	554	2,305	644
Unrealized holding gain, net	719	19	1,048	7
Comprehensive loss	(154,963)	(60,107)	(259,478)	(110,652)
Less: comprehensive loss attributable to noncontrolling interests	(870)	(108)	(1,326)	(108)
Comprehensive loss attributable to BeiGene, Ltd.	(154,093)	(59,999)	(258,152)	(110,544)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

		Six Months Ended June 30,
	Note	2018	2017
		$	$
Operating activities:
Net loss		(262,831)	(111,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		4,580	1,404
Share-based compensation expenses	17	36,037	13,074
Acquired in-process research and development	1	10,000	—
Non-cash interest expense		4,115	2,232
Deferred income tax benefits		(8,413)	(4,059)
Other non-cash income		(2,336)	(3)
Changes in operating assets and liabilities:
Accounts receivable		(3,743)	—
Unbilled receivable		3,605	—
Inventories		4,608	—
Prepaid expenses and other current assets		(27,669)	(5,036)
Other non-current assets		(3,694)	(139)
Accounts payable		10,308	13,242
Accrued expenses and other payables		25,439	130
Tax payable		(8,005)	2,302
Deferred revenue		(3,442)	—
Other long-term liabilities		(197)	559
Net cash used in operating activities		(221,638)	(87,597)
Investing activities:
Purchases of property and equipment		(20,309)	(8,881)
Payment for the acquisition of land use right		—	(12,124)
Purchases of investments		(1,198,922)	(27,646)
Proceeds from sale or maturity of available-for-sale securities		869,011	161,900
Purchase of in-process research and development	1	(10,000)	—
Net cash used in (provided by) investing activities		(360,220)	113,249
Financing activities:
Proceeds from public offering, net of underwriter discount		758,001	—
Payment of public offering cost		(414)	—
Proceeds from long-term loan	13	42,315	—
Proceeds from short-term loan		—	2,470
Repayment of short-term loan		—	(2,470)
Capital contribution from noncontrolling interest		—	14,527
Proceeds from shareholder loan	14	—	132,757
Proceeds from option exercises		10,582	316
Net cash provided by financing activities		810,484	147,600
Effect of foreign exchange rate changes, net		1,783	240
Net increase in cash, cash equivalents, and restricted cash		230,409	173,492
Cash, cash equivalents, and restricted cash at beginning of period		239,602	87,514
Cash, cash equivalents, and restricted cash at end of period		470,011	261,006
Supplemental cash flow disclosures:
Cash and cash equivalents		438,420	261,006
Restricted cash		31,591	—
Income taxes paid		11,842	746
Interest expense paid		667	618
Non-cash activities:
Acquisitions of equipment included in accounts payable		8,006	1,373
Changes in operating assets and liabilities adjusted through accumulated deficit		2,291	—

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies

Description of business

BeiGene, Ltd. (the “Company”) is a commercial-stage biopharmaceutical company focused on developing and commercializing innovative molecularly targeted and immuno-oncology drugs for the treatment of cancer. The Company’s internally-developed lead drug candidates are currently in late-stage clinical trials, and it is marketing three in-licensed drugs in China from which it has been generating product revenue since September 2017.

The Company was incorporated under the laws of the Cayman Islands as an exempted company with limited liability in October 2010. The Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market in February 2016 and has completed subsequent follow-on public offerings and a sale of ordinary shares to Celgene Switzerland LLC (“Celgene Switzerland”) in a business development transaction, as described in Note 20, Shareholders’ Equity. On August 8, 2018, the Company completed an IPO on the Stock Exchange of Hong Kong Limited (“HKEx”) and a global offering in which it raised approximately $870,107 in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses. Effective August 8, 2018, the Company was dual-listed in both the U.S. and Hong Kong.

As at June 30, 2018, the Company’s subsidiaries are as follows:

			Percentage of
		Date of	Ownership by
Name of Company	Place of Incorporation	Incorporation	the Company	Principal Activities
BeiGene (Hong Kong) Co., Limited.	Hong Kong	November 22, 2010	100%	Investment holding
BeiGene (Beijing) Co., Ltd. ("BeiGene Beijing")	The People’s Republic of China (“PRC” or “China”)	January 24, 2011	100%	Medical and pharmaceutical research
BeiGene AUS PTY LTD.	Australia	July 15, 2013	100%	Clinical trial activities
BeiGene 101	Cayman Islands	August 30, 2012	100%	Medical and pharmaceutical research
BeiGene (Suzhou) Co., Ltd. (“BeiGene (Suzhou)”)	PRC	April 9, 2015	100%	Medical and pharmaceutical research and manufacturing
BeiGene USA, Inc. ("BeiGene (USA)")	United States	July 8, 2015	100%	Clinical trial activities
BeiGene Biologics Co., Ltd. ("BeiGene Biologics")	PRC	January 25, 2017	95%	Biologics manufacturing
BeiGene (Shanghai) Co., Ltd. (“BeiGene (Shanghai)”)*	PRC	September 11, 2015	95%	Medical and pharmaceutical research
BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory")*	PRC	March 3, 2017	95%	Biologics manufacturing
BeiGene (Guangzhou) Co., Ltd. (“BeiGene Guangzhou”)	PRC	July 11, 2017	100%	Medical and pharmaceutical research
BeiGene Pharmaceutical (Shanghai) Co., Ltd. ("BeiGene Pharmaceutical (Shanghai)")	PRC	December 15, 2009	100%	Medical and pharmaceutical consulting, marketing and promotional services
BeiGene Switzerland GmbH (“BeiGene Switzerland”)	Switzerland	September 1, 2017	100%	Research development, manufacturing, and commercial activities
BeiGene Ireland Limited	Republic of Ireland	August 11, 2017	100%	Clinical trial activities

 * Wholly-owned by BeiGene Biologics

Basis of presentation and consolidation

The accompanying condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

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

Recent accounting pronouncements

New accounting standards which have been adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and licensing implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09; ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments

to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior Securities and Exchange Commission, or SEC, Staff Announcements and Observer Comments (SEC Update), which codifies recent announcements by the SEC staff; and ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update), which adds ASC 606-10-S25-1 as a result of SEC Release 33-10403, or collectively, the Revenue ASUs. The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows will be required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The updated guidance became effective on January 1, 2018, and resulted in the presentation of restricted cash of $31,591 within the ending cash, cash equivalents, and restricted cash balance on the Company’s consolidated statement of cash flows.

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

Impact of adopted accounting standards

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

New accounting standards which have not yet been adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the financial statement impact of adoption. As of June 30, 2018, the Company had non-cancellable operating lease commitments of $38,275. The Company is in the process of evaluating its leasing arrangements to determine what extent these contractual commitments will affect the recognition of the related right-of-use assets and liabilities for future lease payments in the consolidated balance sheet. Some of the commitments under short term leases may be exempted from the recognition of relevant assets or liabilities under ASU 2016-02. The Company does not expect that the adoption of ASU 2016-02 will result in significant impact on the operating performance, cash flows and net assets of the Group, but does expect that a certain portion of these operating lease commitments will be required to be recognized on the balance sheet as right-of-use assets and lease liabilities under ASU 2016-02.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This update also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the financial statement impact of adoption.

Significant accounting policies

For a more complete discussion of the Company’s significant accounting policies and other information, the consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2017.

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

Except for the changes to the Company’s significant accounting policies related to the adoption of the Revenue ASUs and ASU 2016-16, and the accounting for the acquisition of in-process research and development expense, there have been no other material changes to the Company’s significant accounting policies as of and for the three and six months ended June 30, 2018, as compared to the significant accounting policies described in the Annual Report.

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2018 and December 31, 2017:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2018	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investment (Note 5):
U.S. treasury securities	903,415	—	—
U.S. agency securities	17,621	—	—
Time deposits	10,172	—	—
Cash equivalents
U.S. treasury securities	9,988	—	—
Money market funds	127,423	—	—
Total	1,068,619	—	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investment (Note 5):
U.S. treasury securities	561,327	—	—
U.S. agency securities	17,663	—	—
Time deposits	18,924	—	—
Cash equivalents
Money market funds	44,730	—	—
Total	642,644	—	—

The Company had no liabilities measured and recorded at fair value on a recurring basis as of June 30, 2018 or December 31, 2017.

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

The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2018 and 2017:

The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2018 and 2017:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	$	$	$	$
Reimbursement of research and development costs	18,175	—	25,730	—
Research and development service revenue	3,203	—	4,942	—
Total	21,378	—	30,672	—

For the three and six months ended June 30, 2018, the Company recognized collaboration revenue of $21,378 and $30,672, respectively. The Company recognized $18,175 and $25,730 of research and development reimbursement revenue for the three and six months ended June 30, 2018 for the trials that Celgene has opted into. In addition, $16,307 of reimbursement that was billed to Celgene was included as an adjustment to beginning accumulated deficit. The $1,703 and $3,442 of research and development services revenue, respectively, for the three and six months ended June 30, 2018, reflect the recognition of upfront consideration that was allocated to R&D services at the time of the collaboration and is recognized from deferred revenue over the term of the respective clinical studies for the specified indications.

In May 2018, the Company achieved the milestone related to its collaboration agreement with Merck KGaA for dosing patients in the first Phase 3 clinical trial of pamiparib in the PRC Territory, and the related $1,500 milestone payment was recognized as research and development services revenue for the three months ended June 30, 2018.

The Company did not have any collaboration revenue for the three and six months ended June 30, 2017.

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

5. Restricted Cash and Short-term Investments

The Company’s restricted cash balance of $31,591 as of June 30, 2018 consisted of BeiGene Guangzhou Factory’s secured deposits held in designated bank accounts for issuance of letter of credit, and restricted cash deposits as security for the long-term bank loan (Note 13).

Short-term investments as of June 30, 2018 consisted of the following available-for-sale debt securities and time deposits:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	902,771	644	—	903,415
U.S. agency securities	17,612	9	—	17,621
Time deposits	10,172	—	—	10,172
Total	930,555	653	—	931,208

Short-term investments as of December 31, 2017 consisted of the following available-for-sale debt securities and time deposits:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	561,733	—	406	561,327
U.S. agency securities	17,651	12	—	17,663
Time deposits	18,924	—	—	18,924
Total	598,308	12	406	597,914

Contractual maturities of all debt securities as of June 30, 2018 were within one year. The Company does not consider the investment in U.S. treasury securities or U.S. agency securities to be other-than-temporarily impaired at June 30, 2018.

6. Inventories

The Company’s inventory balance of $6,322 and $10,930 as of June 30, 2018 and December 31, 2017, consisted entirely of finished goods product purchased from Celgene for distribution in the PRC.

7. Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
	$	$
Laboratory equipment	17,986	15,596
Leasehold improvements	16,272	15,298
Manufacturing equipment	15,534	15,737
Office equipment	1,718	1,597
Electronic equipment	1,260	1,244
Computer software	1,238	598
Construction in progress	53,738	26,125
Property and equipment, at cost	107,746	76,195
Less accumulated depreciation	(17,236)	(13,627)
Property and equipment, net	90,510	62,568

As of June 30, 2018 and December 31, 2017, construction in progress of $53,738 and $26,125 primarily related to the buildout of the Guangzhou manufacturing facility. In the three months ended June 30, 2018, assets totaling $971 related to the Suzhou facilities were transferred to laboratory equipment, manufacturing equipment and leasehold improvements from construction in progress. Depreciation expense for the three and six months ended June 30, 2018 was $2,099 and $4,083, respectively. Depreciation expense for the three and six months ended June 30, 2017 was $540 and $1,404, respectively.

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

On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow a RMB denominated loan of $87,652 (RMB580,000) at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. As of June 30, 2018, the Company has drawn down the loan of $42,315, as further described in Note 13.

As of June 30, 2018, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively. As of June 30, 2018, the Company's cash, cash equivalents, restricted cash and short-term investments included $145,279 held by BeiGene Biologics to be used to build the commercial scale biologics facility and to fund research and development of the Company's biologics drug candidates in China.

9. Land Use Right

The land use right represents the land acquired for the purpose of constructing and operating the biologics manufacturing facility in Guangzhou. In 2017, the Company acquired the land use right from the local Bureau of Land and Resources in Guangzhou. The land use right is amortized over the total term of the right, which is 50 years. The land use right asset as of June 30, 2018 and December 31, 2017 is summarized as follows:

	As of
	June 30,	December 31,
	2018	2017
	$	$
Land use right, cost	12,422	12,633
Accumulated amortization	(290)	(168)
Land use right, net	12,132	12,465

Amortization expense of the land use right for the three and six months ended June 30, 2018 was $61 and $122, respectively. Amortization expense of the land use right for the three and six months ended June 30, 2017 was nil and nil, respectively.

As of June 30, 2018, expected amortization expense for the land use right was approximately $124 for the remainder of 2018, $248 in 2019, $248 in 2020, $248 in 2021, $248 in 2022 and $11,016 in 2023 and thereafter.

10. Intangible Assets

Intangible assets outstanding as of June 30, 2018 and December 31, 2017 are summarized as follows:

As of
	June 30, 2018			December 31, 2017
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(625)	6,875	7,500	(250)	7,250
Total finite-lived intangible assets	7,500	(625)	6,875	7,500	(250)	7,250

Product distribution rights consist of distribution rights in China for the approved cancer therapies licensed from Celgene, ABRAXANE®, REVLIMID®, and VIDAZA®, and its investigational agent CC-122 acquired as part of the Celgene transaction. The Company is amortizing the product distribution rights over a period of 10 years.

Amortization expense for the three and six months ended June 30, 2018 was $187 and $375, respectively. Amortization expense for the three and six months ended June 30, 2017 was nil and nil, respectively.

As of June 30, 2018, expected amortization expense for the unamortized finite-lived intangible assets is approximately $375 for the remainder of 2018, $750 in 2019, $750 in 2020, $750 in 2021, $750 in 2022, and $3,500 in 2023 and thereafter.

11. Income Taxes

Income tax benefit was $3,368 and $6,780, respectively, for the three and six months ended June 30, 2018. Income tax expense was $201 and $381, respectively, for the three and six months ended June 30, 2017. The income tax benefit for the three and six months ended June 30, 2018 was primarily attributable to the income tax benefit due to the discrete tax benefit on employee stock option exercises, the generation of research and development tax credits and the U.S. Orphan Drug Credit for the U.S. operating subsidiary. The income tax expense for the three and six months ended June 30, 2017 was primarily attributable to U.S. profit offset by the generation of research and development tax credits and the U.S. Orphan Drug Credit.

On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of June 30, 2018 it continues to be more likely than not the deferred tax assets will not be realized for the Company’s subsidiaries in Australia, China and Switzerland. In addition, as of June 30, 2018, the Company maintained a valuation allowance for certain deferred tax assets in the U.S. primarily related to state tax credit carryforwards, due to the uncertainty regarding their realization.

As of June 30, 2018, the Company had gross unrecognized tax benefits of $1,552. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $370 and $634, respectively, for the three and six months ended June 30, 2018 due to additions related to U.S. federal and state tax credits and incentives.

The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2018 and December 31, 2017, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.

The Company conducts business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. As of June 30, 2018, China tax matters are open for the years 2012 through 2018 and U.S. federal tax matters are open to examination for years 2015 through 2018. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2018.

12. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consist of the following:

	As of
	June 30,	December 31,
	2018	2017
	$	$
Prepaid research and development costs	41,723	21,156
Prepaid taxes	14,469	9,894
Interest receivable	1,791	1,557
Other	5,310	3,016
Total	63,293	35,623

Other non-current assets consist of the following:

	As of
	June 30,	December 31,
	2018	2017
	$	$
Prepayment of property and equipment	6,306	12,867
Tax on intra-entity contribution of subsidiary	—	28,588
Rental deposits and other	5,146	1,460
Total	11,452	42,915

Accrued expenses and other payables consist of the following:

	As of
	June 30,	December 31,
	2018	2017
	$	$
Compensation related	18,201	17,051
External research and development activities related	41,601	18,721
Sales rebates and returns related	687	3,997
Professional fees and other	14,548	9,829
Total	75,037	49,598

Other long-term liabilities consist of the following:

	As of
	June 30,	December 31,
	2018	2017
	$	$
Deferred government grant income	21,449	31,804
Other	323	155
Total	21,772	31,959

13. Long-term Bank Loan

On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank to borrow $18,134 at a 7% fixed annual interest rate. As of June 30, 2018, the Company has drawn down the entire $18,134, which is secured by BeiGene (Suzhou)’s equipment with a net carrying amount of $19,585 and the Company’s rights to a PRC patent on a drug candidate. The loan principal amounts of $9,067 and $9,067 are repayable on September 30, 2018 and 2019, respectively.

On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow a RMB denominated loan of $87,652 (RMB580,000) at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. The Company plans to draw down the entire available amount before December 31, 2019. The loan is secured by BeiGene Guangzhou Factory’s land use right with a net carrying amount of $12,132. Interest expense will be paid quarterly until the loan is fully settled. As of June 30, 2018, the Company has drawn down $42,315 in aggregate principal amount of this loan, with loan interest rate of 4.9% for the six months ended June 30, 2018, and the maturity dates are ranging from 2021 to 2027.

As of June 30, 2018, the Company has unused long-term credit availability amounting to $45,337. Interest expense recognized for the three and six months ended June 30, 2018 was $421 and $752, respectively.

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

For the three and six months ended June 30, 2018, total interest expense generated from the Shareholder Loan was $2,329 and $5,609, respectively, among which, $753 and $1,568 was capitalized, respectively.

15.  Product Revenue

The Company’s product sales are derived from the sale of ABRAXANE®, REVLIMID®, and VIDAZA® in China under a distribution license from Celgene. The table below presents the Company’s net product sales for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	$	$	$	$
Product revenue – gross	31,670	—	55,155	—
Less: Rebate and sales return	(244)	—	(479)	—
Product revenue – net	31,426	—	54,676	—

The following table presents the rollforward of accrued sales rebates and returns for the six months ended June 30, 2018:

Sales Rebates and Returns
$
Balance as of December 31, 2017	3,997
Accrual	479
Payments	(3,789)
Balance as of June 30, 2018	687

16. Net Loss Per Share

Net loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	$	$	$	$
Numerator:
Net loss attributable to BeiGene, Ltd.	(156,887)	(60,545)	(261,483)	(111,168)
Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	698,506,891	517,663,736	684,586,086	517,054,109
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(0.22)	(0.12)	(0.38)	(0.22)

The effects of all share options, restricted shares and restricted share units were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive during the three and six months ended June 30, 2018 and 2017.

17. Share-Based Compensation Expense

2016 Share Option and Incentive Plan

On January 14, 2016, in connection with the IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of June 30, 2018, ordinary shares cancelled or forfeited under the 2011 Plan that were provided back to the 2016 Plan totaled 4,977,646. The 2016 Plan provides for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017 and continuing until the expiration of the 2016 Plan, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added to the 2016 Plan under this provision. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.

During the six months ended June 30, 2018, the Company granted options for 8,465,886 ordinary shares, with an exercise price per ordinary share equal to 1/13 of the closing price of the Company’s ADS quoted on the NASDAQ Stock Exchange on the applicable grant date, and restricted share units for 9,254,232 ordinary shares under the 2016 Plan. As of June 30, 2018, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 89,918,184 and 10,526,672, respectively.

2018 Inducement Equity Plan

On June 6, 2018, the board of directors of the Company approved the 2018 Inducement Equity Plan (the “2018 Plan”) and reserved 12,000,000 ordinary shares to be used exclusively for grants of awards to individuals that were not previously employees of the Company or its subsidiaries, as a material inducement to the individual’s entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Plan was approved by the board of directors upon recommendation of the compensation committee, without shareholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The terms and conditions of the 2018 Plan, and the forms of award agreements to be used thereunder, are substantially similar to the 2016 Plan and the forms of award agreements thereunder. During the six months ended June 30, 2018, the Company granted restricted share units for 527,904 ordinary shares under the 2018 Plan. As of June 30, 2018, restricted share units for ordinary shares outstanding under the 2018 Plan totaled 527,904.

2018 Employee Share Purchase Plan

On June 6, 2018, the shareholders of the Company approved the 2018 Employee Stock Purchase Plan (“ESPP”).  Initially, 3,500,000 ordinary shares of the Company are reserved for issuance under the ESPP. In addition, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of ordinary shares reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) 5,000,000 ordinary shares, (ii) 0.5% of the number of ordinary shares issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of ordinary shares as determined by the compensation committee of the Company’s board of directors; provided that the aggregate number of ordinary shares reserved and available for issuance under the ESPP may not exceed 10% of the number of ordinary shares issued and outstanding as of the date of shareholder approval. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ordinary shares or ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.

The first offering under the ESPP is anticipated to begin on September 1, 2018 and would end on February 28, 2019. As of June 30, 2018, no shares have been issued under the ESPP.

The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	$	$	$	$
Research and development	10,722	4,749	22,774	9,278
Selling, general and administrative	7,919	2,333	13,263	3,796
Total	18,641	7,082	36,037	13,074

18. Accumulated Other Comprehensive Income/(Loss)

The movement of accumulated other comprehensive income/(loss) was as follows:

		Unrealized
	Foreign Currency	Losses on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2017	(85)	(395)	(480)
Adjustment to opening balance of accumulated other comprehensive income	263	—	263
Balance as of January 1, 2018	178	(395)	(217)
Other comprehensive income before reclassifications	2,283	1,375	3,658
Amounts reclassified from accumulated other comprehensive income	—	(327)	(327)
Net-current period other comprehensive income	2,283	1,048	3,331
Balance as of June 30, 2018	2,461	653	3,114

19. Noncontrolling Interest

As of June 30, 2018, a noncontrolling interest of $13,471 was recognized in the Company’s condensed consolidated balance sheet, representing the capital cash contribution by GET in BeiGene Biologics as of June 30, 2018, offset by comprehensive losses attributable to GET’s noncontrolling interest in BeiGene Biologics.

For the three and six months ended June 30, 2018, net losses of $828 and $1,348 attributable to the noncontrolling interest of BeiGene Biologics were recognized in the Company’s condensed consolidated statements of operations, based on GET’s 5% equity interest in BeiGene Biologics.

Reconciliation for the equity attributable to noncontrolling interests for the six months ended June 30, 2018 is as follows:

	BeiGene, Ltd.	Noncontrolling
	Shareholders’ Equity	Interest	Total Equity
	$	$	$
Balance as of January 1, 2018	669,809	14,422	684,231
Net loss	(261,483)	(1,348)	(262,831)
Issuance of ordinary shares in follow-on offering, net of transaction costs	757,587	—	757,587
Share-based compensation	36,037	—	36,037
Exercise of options	10,582	—	10,582
Adjustment to opening balance of equity	(2,666)	375	(2,291)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	2,283	22	2,305
Unrealized holding gain, net	1,048	—	1,048
Other comprehensive income, net of tax of nil	3,331	22	3,353
Balance as of June 30, 2018	1,213,197	13,471	1,226,668

20. Shareholders’ Equity

Follow-on public offerings

On January 22, 2018, the Company completed a follow-on public offering under the Company’s effective registration statement on Form S-3 at a price of $101.00 per ADS, or $7.77 per ordinary share. In this offering, the

Company sold 7,425,750 ADSs representing 96,534,750 ordinary shares. Additionally, the underwriters exercised their option to purchase an additional 495,050 ADSs representing 6,435,650 ordinary shares from the Company. Net proceeds from this offering including the underwriter option after deducting the underwriting discounts and offering expenses were $757,587.

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

21. Restricted Net Assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2018 and December 31, 2017, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $37,640 and $29,920, respectively.

22. Commitments and Contingencies

Operating lease commitments

The Company leases office and manufacturing facilities under non-cancelable operating leases expiring on different dates in the United States and China. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. There are no restrictions placed upon the Company by entering into these leases. Total expenses under these operating leases were $2,217 and $3,870 for the three and six months ended June 30, 2018, respectively. Total expenses under these operating leases were $725 and $1,421 for the three and six months ended June 30, 2017, respectively.

Future minimum payments under non-cancelable operating leases consist of the following as of June 30, 2018:

$
Six months ending December 31, 2018	6,103
Year ending December 31, 2019	11,064
Year ending December 31, 2020	9,907
Year ending December 31, 2021	5,784
Year ending December 31, 2022	3,961
Year ending December 31, 2023 and thereafter	1,456
Total	38,275

Capital commitments

The Company had capital commitments amounting to $55,957 for the acquisition of property, plant and equipment as of June 30, 2018, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.

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

Net product revenues by geographic areas are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic areas are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	$	$	$	$
PRC	32,926	—	56,176	—
U.S.	12,921	—	18,962	—
Other	6,957	—	10,210	—
Total	52,804	—	85,348	—

24. Subsequent Event

On August 8, 2018, the Company completed an IPO on the Stock Exchange of Hong Kong Limited (“HKEx”) and a global offering in which it raised approximately $870,107 in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses. Effective August 8, 2018, the Company was dual-listed in both the U.S. and Hong Kong.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q, or this Quarterly Report, titled “Item 1—Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials; our reliance on the success of our clinical-stage drug candidates; the timing or likelihood of regulatory filings and approvals; the commercialization of our drugs and drug candidates, if approved;  our ability to further develop sales and marketing capabilities; the pricing and reimbursement of our drugs and drug candidates, if approved; the implementation of our business model, strategic plans for our business, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our drugs, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory developments in the United States, China, the United Kingdom, the European Union and other jurisdictions; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; the rate and degree of market access and acceptance of our drugs and drug candidates, if approved; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our drugs and drug candidates and our ability to serve those markets; our ability to effectively manage our anticipated growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs and ordinary shares, and impact of securities analysts’ reports on these prices; and other risks and uncertainties, including those listed under “Part II—Item 1A—Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II—Item 1A—Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.

Overview

We are a commercial-stage biopharmaceutical company focused on developing and commercializing innovative molecularly targeted and immuno-oncology drugs for the treatment of cancer. We have three internally-developed late-stage clinical drug candidates: (1) zanubrutinib (BGB-3111), an investigational small molecule inhibitor of Bruton’s tyrosine kinase, or BTK, (2) tislelizumab (BGB-A317), an investigational humanized monoclonal antibody against the immune checkpoint receptor PD-1, and (3) pamiparib (BGB-290), an investigational small molecule inhibitor of PARP1 and PARP2. All three of these drug candidates are currently in Phase 2 or 3 pivotal trials globally and in China, and we expect to file for regulatory approvals in China in 2018 for zanubrutinib and tislelizumab and in the United States in the first half of 2019 for zanubrutinib.

In addition, we have three internally-developed drug candidates in Phase 1 clinical development: lifirafenib (BGB-283), an investigational RAF dimer protein complex inhibitor;, BGB-A333, an investigational humanized monoclonal antibody against the immune checkpoint receptor ligand PD-L1; and BGB-A425, an investigational humanized monoclonal antibody against T-cell immunoglobulin and mucin-domain containing-3, or TIM-3.

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

We initially started as a research and development organization in Beijing in 2010, and have since become a fully-integrated global biopharmaceutical company with operations in China in Beijing, Guangzhou, Shanghai and Suzhou, operations in the United States in Cambridge, MA; Fort Lee, NJ; and Emeryville and San Mateo, CA, and operations in Basel, Switzerland. In addition, we have a facility in Suzhou for the commercial-scale manufacturing of small molecule drugs and pilot-scale manufacturing of biologics, and another facility under construction in Guangzhou for the commercial-scale manufacturing of biologics.

Recent Developments

On July 22, 2018, we announced preliminary topline results from the independent review of response data from our first pivotal trial for tislelizumab in Chinese patients with Hodgkin’s lymphoma (cHL). The single-arm pivotal trial enrolled 70 patients with cHL, and achieved an overall response rate of 72.9%, including a complete response rate of 50%, based on the Lugano 2014 criteria. The frequency and severity of adverse events were generally consistent with the previously reported Phase 1 safety and tolerability data for tislelizumab, or, in the case of certain immune-related events such as hypothyroidism and fever, consistent with previous reports of other PD-1 antibodies for the treatment of cHL. The full results of the trial are expected to be presented at an upcoming medical conference. The cHL data, along with additional follow up data from the clinical trial, are expected to be included in the BLA planned to be filed with the CDA later this year.  On July 30, 2018, we filed a Current Report on Form 8-K with the SEC in which we disclosed updated preliminary topline results from this trial in which patients had a minimum of 24 weeks of follow-up, compared to a minimum of 18 weeks of follow-up reported on July 22, 2018. In the updated results with a data cut-off of May 25, 2018, and a median follow-up time of 7.85 months, a review of responses by an independent review committee showed an overall response rate of 85.7%, including 61.4% complete response. In both data sets, the median duration of response had not been reached.

On July 22, 2018, we announced that zanubrutinib was granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of patients with Waldenstrom macroglobulinemia (WM). Based on interactions with the FDA, internal review of available data from the global Phase 1 trial of zanubrutinib in patients with WM, and supported by the Fast Track Designation, we are preparing to submit an NDA in the first half of 2019 to pursue an accelerated approval of zanubritinib for patients with WM based on the results from the global Phase 1 study. In addition, we announced that the global Phase 3 head-to-head study of zanubrutinib compared to ibrutinib in patients with WM has completed enrollment.

On July 24, 2018, we announced that the first patient was dosed in a global Phase 3 clinical trial of pamiparib as maintenance therapy in patients with inoperable locally advanced or metastatic gastric cancer who responded to platinum-based first-line chemotherapy.

On July 24, 2018, we announced that the first patient was dosed in a Phase 3 clinical trial of tislelizumab, combined with chemotherapy, as a potential first-line treatment in Chinese patients with Stage IIIB or IV non-squamous non-small cell lung cancer, or NSCLC.

On July 27, 2018, we announced a Hong Kong initial public offering and a global offering of 65,600,000 ordinary shares, and the proposed listing of our ordinary shares on the Main Board of The Stock Exchange of Hong Kong Limited, which we refer to as the “HKEx” or the “SEHK”.

On August 8, 2018, the Company completed an IPO on the Stock Exchange of Hong Kong Limited (“HKEx”) and a global offering in which it raised approximately $870,107 in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses. Effective August 8, 2018, the Company was dual-listed in both the U.S. and Hong Kong.

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

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has transferred to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, estimated product returns and other deductions. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on the sales terms, historical experience and trend analysis. Despite increased competition from generic products, we expect revenue from product sales to increase in 2018 compared to 2017 levels as we expand our efforts to promote and obtain reimbursement for ABRAXANE®, REVLIMID® and VIDAZA® in China.

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

Our current research and development activities mainly relate to the clinical advancement of our six internally-developed drug candidates mentioned above:

•	zanubrutinib, an investigational small molecule inhibitor of BTK;
•	tislelizumab, an investigational humanized monoclonal antibody against PD‑1;
•	pamiparib, an investigational small molecule inhibitor of PARP1 and PARP2;
•	lifirafenib, an investigational small molecule inhibitor of both the monomer and dimer forms of BRAF;
•	BGB-A333, an investigational humanized monoclonal antibody against PD-L1; and
•	BGB-A425, an investigational humanized monoclonal antibody against TIM-3.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$31,426	$—	$31,426	—	$54,676	$—	$54,676	—
Collaboration revenue	21,378	—	21,378	—	30,672	—	30,672	—
Total revenues	52,804	—	52,804	—	85,348	—	85,348	—
Expenses
Cost of sales - product	(6,256)	—	(6,256)	—	(10,806)	—	(10,806)	—
Research and development	(164,251)	(47,245)	(117,006)	248%	(273,951)	(90,018)	(183,933)	204%
Selling, general and administrative	(45,160)	(10,777)	(34,383)	319%	(74,075)	(19,546)	(54,529)	279%
Amortization of intangible assets	(187)	—	(187)	—	(375)	—	(375)	—
Total expenses	(215,854)	(58,022)	(157,832)	272%	(359,207)	(109,564)	(249,643)	228%
Loss from operations	(163,050)	(58,022)	(105,028)	181%	(273,859)	(109,564)	(164,295)	150%
Interest income (expense), net	1,892	(1,982)	3,874	-195%	3,444	(1,796)	5,240	-292%
Other income (expense), net	75	(475)	550	-116%	804	438	366	84%
Loss before income tax expense	(161,083)	(60,479)	(100,604)	166%	(269,611)	(110,922)	(158,689)	143%
Income tax benefit (expense)	3,368	(201)	3,569	-1776%	6,780	(381)	7,161	-1880%
Net loss	(157,715)	(60,680)	(97,035)	160%	(262,831)	(111,303)	(151,528)	136%
Less: Net loss attributable to noncontrolling interest	(828)	(135)	(693)	513%	(1,348)	(135)	(1,213)	899%
Net loss attributable to BeiGene, Ltd.	$(156,887)	$(60,545)	$(96,342)	159%	$(261,483)	$(111,168)	$(150,315)	135%

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

Total revenue increased to $52.8 million for the three months ended June 30, 2018, from nil for the three months ended June 30, 2017. The following table summarizes the components of revenue for the three months ended June 30, 2018 and 2017, respectively:

	Three Months Ended
	June 30,		Changes
	2018	2017	$	%
Product revenue	$31,426	$—	$31,426	—
Collaboration revenue:
Reimbursement of research and development costs	18,175	—	18,175	—
Research and development service revenue	3,203	—	3,203	—
Total	$52,804	$—	$52,804	—

Net product revenue was $31.4 million for the three months ended June 30, 2018, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China. We began recognizing product revenue with sales to our distributors in China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA® was launched in China in February 2018. We had no product revenue for the three months ended June 30, 2017.

Collaboration revenue totaled $21.4 million for the three months ended June 30, 2018, and was comprised of $18.2 million for the reimbursement of research and development costs for the clinical trials that Celgene has opted into, $1.7 million related to the recognition of deferred revenue for upfront fees allocated to undelivered research and development services to Celgene and $1.5 million research and development services for achieving a milestone related to our collaboration agreement with Merck KGaA, Darmstadt Germany. There was no collaboration revenue for the three months ended June 30, 2017.

Cost of Sales

Cost of sales increased to $6.3 million for the three months ended June 30, 2018 from nil for the three months ended June 30, 2017. Cost of sales for the three months ended June 30, 2018 consisted entirely of the cost of products purchased from Celgene and distributed in the PRC. We had no product sales for the three months ended June 30, 2017.

Research and Development Expense

Research and development expense increased by $117.0 million, or 248%, to $164.3 million for the three months ended June 30, 2018 from $47.2 million for the three months ended June 30, 2017. The following table summarizes external clinical, external preclinical and internal research and development expense for the three months ended June 30, 2018 and 2017, respectively:

	Three Months Ended
	June 30,		Changes
	2018	2017	$	%
	(dollars in thousands)
External cost of clinical-stage programs	$90,130	$22,178	$67,952	306%
External cost of preclinical-stage programs	18,545	4,206	14,339	341%
Internal research and development expenses	55,576	20,861	34,715	166%
Total research and development expenses	$164,251	$47,245	$117,006	248%

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

• Increases of approximately $34.3 million, $31.4 million and $3.7 million, respectively, for zanubrutinib, tislelizumab and pamiparib, partially offset by a decrease of approximately $1.5 million for lifirafenib. The expense increases were primarily due to the expansion of clinical trials for these candidates, including the initiation or continuation of pivotal trials.

• An increase of approximately $14.3 million in external spending for our preclinical-stage programs, primarily related to costs associated with advancing our preclinical candidates toward clinical trials.

The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical pipeline, and included the following:

• $13.7 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and clinical activities;
• $6.0 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;

• $6.7 million increase of materials and reagent expenses, mainly in connection with the in-house manufacturing of drug candidates used for clinical purposes, that were previously outsourced and recorded as external cost;

• $4.8 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our pipeline; and

• $3.5 million increase of facilities, office expense, rental fee and other expenses to support the growth of our organization.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $34.4 million, or 319%, to $45.2 million for the three months ended June 30, 2018, from $10.8 million for the three months ended June 30, 2017. The increase was primarily attributable to the following:

• $11.3 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the acquired workforce in the acquisition of Celgene’s China operations;

• $5.6 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;
• $3.2 million increase of professional fees for legal, consulting, recruiting, accounting and audit services to support our growing business; and

• $14.3 million increase of selling, facility, conference fees, travel expenses, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the post-combination cost of our commercial operations in China.

Interest Income (Expense), Net

Interest income (net) increased to $1.9 million for the three months ended June 30, 2018, as compared to the interest expense of $2.0 million for three months ended June 30, 2017. The increase in interest income was primarily attributable to interest income on our larger cash and short-term investment balances.

Other Income (Expense), Net

Other income, net, increased to $0.1 million for the three months ended June 30, 2018, from other expense of $0.5 million for the three months ended June 30, 2017. The increase was mainly attributable to the impact of foreign currency exchange and related net gains.

Income Tax Benefit (Expense)

Income tax benefit was $3.4 million for the three months ended June 30, 2018, as compared with income tax expense of $0.2 million for the three months ended June 30, 2017. The income tax benefit for the three months ended June 30, 2018 was primarily attributable to income tax benefit due to the discrete tax benefit on employee share option exercises and the generation of research and development tax credits and the U.S. Orphan Drug Credit for our U.S. operating subsidiary, partially offset by income tax expense from our commercial operations in China.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

Total revenue increased to $85.3 million for the six months ended June 30, 2018, from nil for the six months ended June 30, 2017. The following table summarizes the components of revenue for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended
	June 30,		Changes
	2018	2017	$	%
Product revenue	$54,676	$—	$54,676	—
Collaboration revenue:
Reimbursement of research and development costs	25,730	—	25,730	—
Research and development service revenue	4,942	—	4,942	—
Total	$85,348	$—	$85,348	—

Net product revenue was $54.7 million for the six months ended June 30, 2018, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China. We began recognizing product revenue with sales to our distributors in China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA® was launched in China in February 2018. We had no product revenue for the six months ended June 30, 2017.

Collaboration revenue totaled $30.6 million for the six months ended June 30, 2018, and was comprised of $25.7 million for the reimbursement of research and development costs for the clinical trials that Celgene has opted into, $3.4 million related to the recognition of deferred revenue for upfront fees allocated to undelivered research and development services to Celgene and $1.5 million research and development services for achieving the milestone related to collaboration agreement with Merck KGaA, Darmstadt Germany. There was no collaboration revenue for the six months ended June 30, 2017.

Cost of Sales

Cost of sales increased to $10.8 million for the six months ended June 30, 2018 from nil for the six months ended June 30, 2017. Cost of sales for the six months ended June 30, 2018 consisted entirely of the cost of products purchased from Celgene and distributed in the PRC. We had no product sales for the six months ended June 30, 2017.

Research and Development Expense

Research and development expense increased by $183.9 million, or 204%, to $274.0 million for the six months ended June 30, 2018 from $90.0 million for the six months ended June 30, 2017. The following table summarizes external clinical, external preclinical and internal research and development expense for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended
	June 30,		Changes
	2018	2017	$	%
	(dollars in thousands)
External cost of clinical-stage programs	$143,299	$46,758	$96,541	206%
External cost of preclinical-stage programs	28,331	5,341	22,990	430%
Internal research and development expenses	102,321	37,919	64,402	170%
Total research and development expenses	$273,951	$90,018	$183,933	204%

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical pipeline, and included the following:

• Increases of approximately $35.0 million, $41.2 million and $12.1 million, respectively, for zanubrutinib, tislelizumab and pamiparib, partially offset by a decrease of approximately $1.8 million for lifirafenib. The expense increases were primarily due to the expansion of clinical trials for these candidates, including the initiation or continuation of pivotal trials. In addition, external costs of clinical-stage programs include $10 million of in-process research and development expense related to our in-license of sitravitinib for the Asia (excluding Japan), Australia and New Zealand territories.

• An increase of approximately $23.0 million in external spending for our preclinical-stage programs, primarily related to costs associated with advancing our preclinical candidates toward clinical trials.

The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical pipeline, and included the following:

• $26.0 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and clinical activities;
• $13.5 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;

• $9.9 million increase of materials and reagent expenses, mainly in connection with the in-house manufacturing of drug candidates used for clinical purposes, that were previously outsourced and recorded as external cost;

• $8.8 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our pipeline; and

• $6.2 million increase of facilities, office expense, rental fee and other expenses to support the growth of our organization.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $54.5 million, or 279%, to $74.1 million for the six months ended June 30, 2018, from $19.5 million for the six months ended June 30, 2017. The increase was primarily attributable to the following:

• $20.1 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the acquired workforce in the acquisition of Celgene’s China operations;

• $9.5 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;
• $4.7 million increase of professional fees for legal, consulting, recruiting, accounting and audit services to support our growing business; and

• $20.2 million increase of selling, facility, conference fees, travel expenses, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the post-combination cost of our commercial operations in China.

Interest Income, Net

Interest income (net) increased to $3.4 million for the six months ended June 30, 2018, as compared to the interest expense of $1.8 million for six months ended June 30, 2017. The increase in interest income was primarily attributable to interest income on our larger cash and short-term investment balances.

Other Income, Net

Other income, net, increased by $0.4 million to $0.8 million for the six months ended June 30, 2018, from $0.4 million for the six months ended June 30, 2017. The increase was mainly attributable to the impact of foreign currency exchange and related net gains.

Income Tax Benefit (Expense)

Income tax benefit was $6.8 million for the six months ended June 30, 2018, as compared with income tax expense of $0.4 million for the six months ended June 30, 2017. The income tax benefit as of June 30, 2018 was primarily attributable to income tax benefit due to the discrete tax benefit on employee share option exercises and the generation of research and development tax credits and the U.S. Orphan Drug Credit for our U.S. operating subsidiary, partially offset by income tax expense from our commercial operations in China.

Liquidity and Capital Resources

Since inception, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $157.7 million and $262.8 million, respectively, for the three and six months ended June 30, 2018, and net losses of $60.7 million and $111.3 million, respectively, for the three and six months ended June 30, 2017. As of June 30, 2018, we had an accumulated deficit of $594.9 million. Our primary use of cash is to fund our research and development activities. Our operating activities used $221.6 million and $87.6 million during the six months ended June 30, 2018 and 2017, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaboration agreements with Celgene and Merck KGaA, Darmstadt Germany. During the six months ended June 30, 2018, we raised $757.6 million, net of underwriting discounts and commissions and offering expenses, from a follow-on public offering of our ADSs. In addition, the June 30, 2018 unbilled receivable balance of $12.7 million reflects research and development reimbursement funding under the Celgene collaboration for expenses incurred through the second quarter of 2018.

On August 8, 2018, the Company completed an IPO on the Stock Exchange of Hong Kong Limited (“HKEx”) and a global offering in which it raised approximately $870,107 in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses. Effective August 8, 2018, the Company was dual-listed in both the U.S. and Hong Kong.

As of June 30, 2018, we had cash, cash equivalents,restricted cash, and short-term investments of $1,401.2 million, including approximately $145.3 million of cash, cash equivalents, restricted cash and short-term investments held by our joint venture, BeiGene Biologics, to build a commercial biologics facility in Guangzhou, China and to fund research and development of biologics drug candidates in China. Restricted cash of $31.6 million represents secured deposits of BeiGene Guangzhou Factory held in designated bank accounts for issuance of letter of credit, and restricted cash deposits as security for long-term bank loan.

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(221,638)	$(87,597)
Net cash (used in) provided by investing activities	(360,220)	113,249
Net cash provided by financing activities	810,484	147,600
Net effect of foreign exchange rate changes	1,783	240
Net increase in cash, cash equivalents, and restricted cash	$230,409	$173,492

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

Operating Activities

Operating activities used $221.6 million of cash in the six months ended June 30, 2018, which resulted principally from our net loss of $262.8 million and an increase in our net operating assets and liabilities of $2.8 million, offset by non-cash charges of $44.0 million. The increase in our net operating assets was primarily due to an increase of $27.7 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, a decrease in taxes payable of $8.0 million, an increase in accounts receivables of $3.7 million related to collections on product sales from our collaboration with Celgene, an increase of $3.7 million in other non-current assets primarily related to rental deposits, and a decrease in deferred revenue and other long-term liabilities of $3.6 million, which each had a negative impact on operating cash flow. These factors were partially offset by a increase of $35.7 million in accounts payable and accrued expenses related to payments for external research and development costs, payroll-related costs and selling, general and administrative expenses to support our growing business, a decrease of $4.6 million in inventories and a decrease in unbilled receivable of $3.6 million related to the Celgene collaboration, which each had a positive impact on operating cash flow. Our non-cash charges and other adjustments to our net loss during the six months ended June 30, 2018 primarily consisted of $36.0 million of share-based compensation expense, $10.0 million of acquired in-process research and development related to the license agreement with Mirati, $1.8 million of non-cash interest expense and $4.6 million of depreciation expense, offset by $8.4 million related to deferred tax benefits.

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

Investing Activities

Investing activities used $360.2 million of cash in the six months ended June 30, 2018, which consisted of purchases of investment securities of $1,198.9 million, a purchase of $10.0 million of in-process research and development related to the license agreement with Mirati and capital expenditures of $20.3 million primarily related to our Guangzhou and Suzhou manufacturing facilities, offset by sales and maturities of investment securities of $869.0 million.

Investing activities provided $113.2 million for the six months ended June 30, 2017, which consisted of sale or maturity of available-for-sale securities of $161.9 million, offset by purchases of investment securities of $27.7 million, capital expenditures of $8.9 million and a $12.1 million payment to acquire land use rights in Guangzhou, China.

Financing Activities

Financing activities provided $810.5 million of cash in the six months ended June 30, 2018, which consisted of $757.6 million of proceeds, net of underwriting discounts and commissions and offering expenses, from our follow-on public offering of ADSs, $42.3 million from a new long-term bank loan and $10.6 million from the exercise of employee stock options.

Financing activities provided $147.6 million in the six months ended June 30, 2017, which related to proceeds from the Shareholder Loan of $132.8 million and the capital contribution in BeiGene Biologics by GET of $14.5 million.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2018, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally; our other ongoing and planned clinical trials; regulatory filing and registration of our late-stage drug candidates; expansion of commercial operations in China and preparation for launch of our drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of the payment due date by period at June 30, 2018:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$38,275	$11,982	$18,903	$6,658	$732
Debt obligations	209,751	9,067	9,140	151,698	39,846
Capital commitments	55,957	55,957	—	—	—
Total	$303,983	$77,006	$28,043	$158,356	$40,578

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

Debt Obligations

Long-term Bank Loan

On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $18.2 million at a 7% fixed annual interest rate. As of June 30, 2018, we have drawn down the entire $18.2 million, which is secured by BeiGene (Suzhou)’s equipment with a net carrying amount of $19.6 million and our rights to a PRC patent on a drug candidate. $9.1 million is repayable on each of September 30, 2018 and 2019.

On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow $87.7 million at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. The Company plans to draw down the entire available amount before December 31, 2019. The loan is secured by BeiGene Guangzhou Factory’s land use right with a net carrying amount of $12.1 million. Interest expense will be paid quarterly until the loan is fully settled. As of June 30, 2018, the Company has drawn down $42.3 million in aggregate principal amount of this loan, with maturity dates ranging from 2021 to 2027.

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

Capital Commitments

We had capital commitments amounting to $56.0 million for the acquisition of property, plant and equipment as of June 30, 2018, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.

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

Except for the changes to our critical accounting policies related to the adoption of the Revenue ASUs and ASU 2016-16, and the accounting for the acquisition of in-process research and development expense discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, there have been no other material changes to our significant accounting policies as of and for the three and six months ended June 30, 2018, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

For accounting policies relating to the three and six months ended June 30, 2018 and the related impact on adoption, see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Recent Government Regulations

The section of our Annual Report on Form 10-K for the year ended December 31, 2017 entitled “Item 1. Business—Government Regulation—PRC Regulation—PRC Drug Regulation” is updated to reflect the regulatory developments in the PRC disclosed in our Quaterly Report on Form 10-Q for the three months ended March 31, 2018 under the caption “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Governmental Regulations”, which are incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest and Credit Risk

Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $438.4 million and $239.6 million, restricted cash of $31.6 and nil, and short-term investments of $931.2 million and $597.9 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, our cash and cash equivalents were deposited with various major reputable financial institutions located within and without the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit, and restricted cash deposits as security for long-term bank loan. At June 30, 2018, our short-term investments consisted primarily of U.S. treasury securities and time-denominated deposits. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents and short-term investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical

100-basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2018 by $2.8 million.

We do not believe that our cash, cash equivalents, restricted cash and short-term investments have significant risk of default or illiquidity. While we believe that our cash, cash equivalents, restricted cash and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Foreign Currency Exchange Rate Risk

We are exposed to foreign exchange risk arising from various currency exposures. Our functional currency is the U.S. dollar, but a portion of our operating transactions and assets and liabilities are in other currencies, such as RMB, Australian dollar. Swiss franc, Euro and Hong Kong dollars. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk.

RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was depreciation of approximately 1.7% in the six months ended June 30, 2018 and appreciation of approximately 6.5% in the year ended December 31, 2017, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2018, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Clinical Development and Regulatory Approval of Our Drug Candidates

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

Also, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set for the protocols, differences in the size and type of the patient populations, including genetic differences, patient adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. In the case of any trials we conduct, results may differ from early trials due to differences in the number of patients, clinical trial sites, countries and regions and populations involved in such trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Even if our future clinical trial results show favorable efficacy and impressive durability of antitumor responses, not all patients may benefit. For certain drugs, including checkpoint inhibitors, and in certain indications, it is likely that the majority of patients may not respond to the agents at all, some responders may relapse after a period of response and certain tumor types may appear particularly resistant.

If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; our inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites; manufacturing issues, including problems with manufacturing, supply quality, compliance with China’s drug Good Manufacturing Practice, current good manufacturing practice, or GMP, or obtaining from third parties sufficient quantities of a drug candidate for use in a clinical trial; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or not rely on the results of clinical research for various reasons, including noncompliance with regulatory requirements; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if they raise safety concerns, we may:

•	be delayed in obtaining regulatory approval for our drug candidates;
•	not obtain regulatory approval at all;
•	obtain approval for indications that are not as broad as intended;
•	have the drug removed from the market after obtaining regulatory approval;
•	be subject to additional post-marketing testing requirements;
•	be subject to restrictions on how the drug is distributed or used;
•	or be unable to obtain reimbursement for use of the drug.

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

*The regulatory approval processes of the U.S. Food and Drug Administration, China Drug Administration, European Medicines Agency and other comparable regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.

The time required to obtain approval by the U.S. Food and Drug Administration, or FDA, the China Drug Administration, or CDA, the European Medicines Agency, or EMA, and other comparable regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends on numerous factors, including the substantial discretion of the regulatory authorities.

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

The FDA, CDA, EMA or a comparable regulatory authority may require more information, including additional preclinical, chemistry, manufacturing and controls, or CMC, and/or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.

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

*We believe that our drug candidates’ designation in China as Category 1 products should confer certain regulatory advantages on us. These advantages may not result in commercial benefits to us as we expect, and they might be changed in the future in a manner adverse to us.

In China, prior to seeking approval from the CDA, a pharmaceutical company needs to determine the drug’s registration category, which will determine the requirements for its clinical trial and marketing application. These categories range from Category 1, for drugs incorporating a new chemical entity that has not previously been marketed anywhere in the world, to Category 2, for drugs with new indications, dosage forms or routes of administration and the like, to Categories 3 and 4, for certain generic drugs, to Category 5, for “originator” (what would be known elsewhere as innovative) or generic drugs previously marketed abroad but not yet approved for marketing in China. Therapeutic biologics follow a similar classification system. All of our internally developed drug candidates are classified as Category 1 based on the respective clinical trial approval from the CDA, which is a favored category for regulatory review and approval.

The CDA has adopted several mechanisms for expedited review and approval for drug candidates that apply to Category 1 drug candidates. While we believe that the Category 1 designation of our internally developed clinical stage drug candidates should provide us with a significant regulatory, and therefore commercial, advantage over non-Chinese companies seeking to market products in China, we cannot be sure that this will be the case. The pharmaceutical regulatory environment is evolving quickly, and changes in laws, regulations, enforcement and internal policies could result in the “favored” status of Category 1 products changing, or being eliminated altogether or our products classification in Category 1 changing. We cannot be certain that the advantages we believe will be conferred by our Category 1 classifications will be realized or result in any material development or commercial advantage.

*The absence of patent-linkage, patent-term extension and data and market exclusivity for CDA-approved pharmaceutical products could increase the risk of early generic competition with our products in China.

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

In China, however, there is no currently effective law or regulation providing patent term extension, patent linkage, or data exclusivity (referred to as regulatory data protection). Therefore, a lower-cost generic drug can emerge onto the market much more quickly. Chinese regulators have set forth a framework for integrating patent linkage and data exclusivity into the Chinese regulatory regime, as well as for establishing a pilot program for patent term extension. To be implemented, this framework will require adoption of regulations. To date, CDA has issued several draft implementing regulations in this regard for public comment but no regulations have been formally issued. These factors result in weaker protection for us against generic competition in China than could be available to us in the United States until the relevant implementing regulations for extension, patent linkage, or data exclusivity are put into effect officially in China.

Chinese manufacturing facilities have historically experienced issues operating in line with established GMPs and international best practices, and passing FDA inspections, which may result in a longer and costlier current good manufacturing practice inspection and approval process by the FDA for our Chinese manufacturing processes.

To obtain FDA approval for our products in the United States, we will need to undergo strict pre‑approval inspections of our manufacturing facilities, which we have located in China. Historically, manufacturing facilities in China have had difficulty meeting the FDA’s standards. When inspecting our Chinese manufacturing facilities, the FDA might cite cGMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA notes deficiencies as a result of this inspection, it will generally reinspect the facility to determine if the deficiency was remediated to its satisfaction. The FDA may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we cannot satisfy the FDA as to our compliance with cGMP in a timely basis, FDA marketing approval for our products could be seriously delayed, which in turn would delay commercialization of our drug candidates.

*Undesirable adverse events caused by our drugs and drug candidates could interrupt, delay or halt clinical trials, delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.

Undesirable adverse events, or AEs, caused by our drugs drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, CDA, EMA or other comparable regulatory authority, or could result in limitations or withdrawal following approvals. If results of our trials reveal a high and unacceptable severity or prevalence of AEs, our trials could be suspended or terminated and the FDA, CDA, EMA or other comparable regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates.

Numerous drug-related AEs and serious AEs, or SAEs, have been reported in our clinical trials. Some of these events have led to patient death. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such report speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events, or IRAEs, have been associated with treatment with checkpoint inhibitors, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.

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

Our drugs and any additional drug candidates that are approved will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable regulatory authorities in China and other countries.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, CDA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any New Drug Application, or NDA, or Biologics License Application, or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

The regulatory approvals for our drugs and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, which could adversely affect the drug’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the drug or drug candidate. The FDA or comparable regulatory authorities may also require a REMS program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID®. In addition, if the FDA, CDA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval.

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

The FDA and other regulatory authorities strictly regulate the marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for their approved indications and for use in accordance with the provisions of the approved label. The FDA, CDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, CDA, EMA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, particularly in China, where the regulatory environment is constantly evolving. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.

In addition, if we were able to obtain accelerated approval of any of our drug candidates, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and may also require post-marketing safety studies. Other comparable regulatory authorities outside the United States, such as the CDA or EMA, may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.

*If safety, efficacy, or other issues arise with any medical product that is used in combination with our drugs, we may be unable to market such drug or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

We plan to develop certain of our drug candidates for use as a combination therapy. If the FDA, CDA, EMA or another comparable regulatory agency revokes its approval of another therapeutic we use in combination with our drug candidates, we will not be able to market our drug candidates in combination with such revoked therapeutic. If safety or efficacy issues arise with these or other therapeutics that we seek to combine with our drug candidates in the future, we may experience significant regulatory delays, and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any component of our combination drug candidates, we may not be able to complete clinical development of our drug candidates on our current timeline or at all.

*Reimbursement may not be available for our drug candidates. Even if we are able to commercialize our drugs and any approved drug candidates, the drugs may become subject to unfavorable pricing regulations or third-party reimbursement practices, which could harm our business.

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

Regulatory authorities outside of the United States, such as the CDA and EMA, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking non-U.S. regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain non-U.S. regulatory approvals on a timely basis, if at all.

The process to develop, obtain regulatory approval for and commercialize drug candidates is long, complex and costly both inside and outside the United States and China, and approval is never guaranteed. Even if our drug candidates were to successfully obtain approval from the regulatory authorities, any approval might significantly limit the approved indications for use, or require that precautions, contraindications or warnings be included on the product labeling, or require expensive and time-consuming post-approval clinical trials or surveillance as conditions of approval. Following any approval for commercial sale of our drug candidates, certain changes to the drug, such as changes in manufacturing processes and additional labeling claims, may be subject to additional review and approval by the FDA, CDA and EMA and comparable regulatory authorities. Also, regulatory approval for any of our drug candidates may be withdrawn. If we are unable to obtain regulatory approval for our drug candidates in one or more jurisdictions, or any approval contains significant limitations, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue the development of any other drug candidate in the future.

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

*We have limited experience in marketing third-party drugs and no experience in launching an internally-developed drug candidate. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our drug candidates and third-party drugs, we may not be able to generate product sales revenue.

In connection with our strategic collaboration with Celgene, we were granted an exclusive license in China, excluding Hong Kong, Macau and Taiwan, to commercialize Celgene’s approved cancer therapies, ABRAXANE®, REVLIMID®, and VIDAZA®, and Celgene’s investigational agent avadomide (CC-122) in clinical development, and acquired Celgene’s commercial operations in China, excluding certain functions. We started marketing Celgene’s approved drugs in September 2017. We continue to build our salesforce in China to market these drugs and our drug candidates, in the event they receive commercial approval, and any additional drugs or drug candidates that we may in-license, which will require significant capital expenditures, management resources and time.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we commercialize or may develop. Our competitors also may obtain approval from the FDA, CDA, EMA or other comparable regulatory authorities for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and or slow our regulatory approval.

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

*We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may never become profitable.

Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of December 31, 2017 and June 30, 2018, we had an accumulated deficit of $330.5 million and $594.9 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue and expand our development of, and seek regulatory approvals for, our drug candidates, and continue to commercialize the drugs that we have licensed from Celgene in China and any other drugs that we may successfully develop or license. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company in the United States and expect to incur costs associated with being a public company in Hong Kong after the completion of our proposed initial public offering in Hong Kong, or the Offering. We will also incur costs in support of our growth as a commercial-stage global biopharmaceutical company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of commercializing any approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

*We will need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary drug candidates.

Our drug candidates will require the completion of clinical development, regulatory review, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Our operations have consumed substantial amounts of cash since inception. Our operating activities provided $12.8 million and used $89.5 million of net cash during the years ended December 31, 2017 and 2016, respectively, and used $221.6 million and $87.6 million of net cash during the six months ended June 30, 2018 and 2017, respectively. We recorded negative net cash flows from operating activities in 2016 primarily due to our net loss of $119.2 million. Although we recorded positive net cash flows from operating activities in 2017, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. Our liquidity and financial condition may be materially and adversely affected by the negative net cash flows, and we cannot assure you that we will have sufficient cash from other sources to fund our operations. If we resort to other financing activities to generate additional cash, we will incur financing costs and we cannot guarantee that we will be able to obtain the financing on terms acceptable to us, or at all, and if we raise finance by issuing further equity securities your interest in our company may be diluted. If we have negative operating cash flows in the future, our liquidity and financial condition may be materially and adversely affected.

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

*Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

We may seek additional funding through a combination of equity offerings, debt financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a holder of our ordinary shares and/or ADSs. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our ADSs and/or ordinary shares to decline. In the event that we enter into collaborations or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or drug candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

*Fluctuations in exchange rates could result in foreign currency exchange losses and could materially reduce the value of your investment.

We incur portions of our expenses, and derive revenues, in currencies other than the U.S. dollar or Hong Kong dollar, in particular, the RMB and Australian dollar. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. A decline in the value of the U.S. dollar against currencies in countries in which we conduct clinical trials could have a negative impact on our research and development costs. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

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

Substantially all of our revenues are denominated in U.S. dollars and RMB, and our costs are denominated in U.S. dollars, Australian dollars and RMB, and a large portion of our financial assets and a significant portion of our debt is denominated in U.S. dollars and RMB. Any significant revaluation of the RMB may materially reduce any dividends payable on our ordinary shares and/or ADSs in U.S. dollars. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends on our ADSs or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount we would receive.

The proceeds from the Offering will be received in Hong Kong dollars. As a result, any appreciation of the RMB against the U.S. dollar, the Hong Kong dollar or any other foreign currencies may result in the decrease in the value of our proceeds from the Offering. Conversely, any depreciation of the RMB may adversely affect the value of, and any dividends payable on, our ordinary shares and/or ADSs in foreign currency. In addition, there are limited instruments available for us to reduce our foreign currency risk exposure at reasonable costs. Furthermore, we are also currently required to obtain the State Administration of Foreign Exchange's approval before converting significant sums of foreign currencies into RMB. All of these factors could materially and adversely affect our business, financial condition, results of operations and prospects, and could reduce the value of, and dividends payable on, our ordinary shares and/or ADSs in foreign currency terms.

*Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, our distributors and customers, and an impairment in the carrying value of our short-term investments could negatively affect our consolidated results of operations.

We are exposed to the risk that our distributors and customers may default on their obligations to us as a result of bankruptcy, lack of liquidity, operational failure or other reasons. As we continue to expand our business, the amount and duration of our credit exposure will be expected to increase over the next few years, as will the breadth of the entities to which we have credit exposure. Although we regularly review our credit exposure to specific distributors and customers that we believe may present credit concerns, default risks may arise from events or circumstances that are difficult to detect or foresee.

Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $438.4 million, $239.6 million and $87.5 million, restricted cash of $31.6 million, nil and nil and short-term investments of $931.2 million, $597.9 million and $280.7 million at June 30, 2018, December 31, 2017 and 2016, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of June 30, 2018 and December 31, 2017, our short-term investments consisted primarily of U.S. Treasury securities, U.S. agency securities and time deposits. Although we believe that the U.S. Treasury securities, U.S. agency securities and time deposits are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

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

Furthermore, although various extensions may be available, the life of a patent and the protection it affords, is limited. For example, the approved cancer therapies we have licensed from Celgene in China, ABRAXANE®, REVLIMID®, and VIDAZA®, face or are expected to face competition from generic medications, and we may face similar competition for any approved drug candidates even if we successfully obtain patent protection once the patent life has expired for the drug. Manufacturers of generic drugs may challenge the scope, validity or enforceability of our patents in court, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. The issued patents and pending patent applications, if issued, for our drug candidates are expected to expire on various dates as described in “Part I—Item 1—Business—Intellectual Property” of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by our Current Report on Form 8-K filed on July 24, 2018. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

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

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful. Our patent rights relating to our drug candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable non-U.S. authority.

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

Even if litigation or other proceedings are resolved in our favor, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of the ordinary shares and/or ADSs. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs for our clinical programs and our clinical investigators are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, CDA, EMA and other comparable regulatory authorities for all of our drugs in clinical development. If we or any of our CROs or clinical investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, CDA, EMA or comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our pivotal clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Although we intend to further develop our own manufacturing facilities, we also intend to use third parties as part of our manufacturing process and for the clinical and commercial supply of our drugs and drug candidates. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA, CDA, EMA or other comparable regulatory authorities must evaluate and/or approve any manufacturers as part of their regulatory oversight of our drug candidates. This evaluation would require new testing and cGMP-compliance inspections by FDA, CDA, EMA or other comparable regulatory authorities;

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

We have entered into collaborations, such as with Celgene and Merck KGaA, Darmstadt Germany, and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

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

*If we fail to maintain an effective distribution channel for our products, our business and sales of the relevant products could be adversely affected.

We rely on a third-party distributor to distribute Celgene’s approved cancer therapies, ABRAXANE®, REVLIMID®, and VIDAZA®. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our products to the relevant markets where we generate market demand through our sales and marketing activities. However, we have relatively limited control over our distributor, who may fail to distribute our products in the manner we contemplate. While we have long-standing business relationship with our distributor, the agreement we entered into with our distributor can be terminated by both parties upon six months’ written notice. If PRC price controls or other factors substantially reduce the margins our distributor can obtain through the resale of our products to hospitals, medical institutions and sub-distributors, it may terminate its relationship with us. As of the date of this report, we rely on one distributor to distribute our products. While we believe alternative distributors are readily available in China, there is a risk that, if the distribution of our drugs is interrupted, our sales volumes and business prospects could be adversely affected.

*We may be restricted from transferring our scientific data abroad.

On March 17, 2018, the General Office of the State Council promulgated the Measures for the Management of Scientific Data , or the Scientific Data Measures, which provides a broad definition of scientific data and relevant rules for the management of scientific data. According to the Scientific Data Measures, enterprises in China must seek governmental approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Further, any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. Given the term state secret is not clearly defined, if and to the extent our research and development of drug candidates will be subject to the Scientific Data Measures and any subsequent laws as required by the relevant government authorities, we cannot assure you that we can always obtain relevant approvals for sending scientific data (such as the results of our pre-clinical studies or clinical trials conducted within China) abroad or to our foreign partners in China. If we are unable to obtain necessary approvals in a timely manner, or at all, our research and development of drug candidates may be hindered, which may materially and adversely affect our business, results of operations, financial conditions and prospects. If the relevant government authorities consider the transmission of our scientific data to be in violation of the requirements under the Scientific Data Measures, we may be subject to fines and other administrative penalties imposed by those government authorities.

Risks Related to Our Industry, Business and Operations

*Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Xiaodong Wang, Ph.D., our Co-Founder, Chairman of our scientific advisory board, which may from time to time provide us assistance upon our request, and director; John V. Oyler, our Co-Founder, Chief Executive Officer and Chairman of the Board; and the other principal members of our management and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided share option, restricted share unit and restricted share grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in the ADS and/or ordinary share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, any of our employees could leave our employment at any time, with or without notice.

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

*We have significantly increased the size and capabilities of our organization, and we may experience difficulties in managing our growth.

At the beginning of 2017, we had over 320 employees, and we ended the year with approximately 900 employees. As of July 20, 2018, our total employee number reached over 1,300.  Most of our employees are full-time. As our development and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, manufacturing, sales, marketing, financial and other personnel. Our recent growth and any future growth will impose significant added responsibilities on members of management, including:

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

*We incur significant costs as a result of operating as a public company in the United States, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We may be exposed to potential risks if we are unable to comply with these requirements.

As a public company in the United States, we are subject to the periodic reporting requirements of the Exchange Act and incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, together with rules implemented by the U.S. Securities and Exchange Commission, or SEC, and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We have limited experience complying with Section 404, and such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our ordinary shares and/or ADSs could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities and our business could be harmed.

*If we engage in acquisitions or strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

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

PRC regulations and rules concerning mergers and acquisitions, including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, and other recently adopted regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC, or the MOFCOM, be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, according to the Anti-Monopoly Law of PRC and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, or the Prior Notification Rules issued by the State Council, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the State Administration of Market Regulation, or SAMR, when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In addition, the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors, or the Security Review Rules, issued by the MOFCOM specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the SAMR, the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, the MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

*If we fail to comply with the U.S. Foreign Corrupt Practices Act or other anti-bribery laws, our reputation may be harmed and we could be subject to penalties and significant expenses that have a material adverse effect on our business, financial condition and results of operations.

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

We do not fully control the interactions our employees, distributors and third-party promoters have with hospitals, medical institutions and doctors, and they may try to increase sales volumes of our products through means that constitute violations of the PRC anti-corruption and other related laws. If our employees, distributors or third-party promoters engage in corrupt or other improper conduct that results in violation of applicable anti-corruption laws in the PRC or other jurisdictions, our reputation could be harmed. Furthermore, we could be held liable for actions taken by our employees, distributors or third-party promoters, which could expose us to regulatory investigations and penalties.

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

*If we or our CROs or contract manufacturing organizations, or CMOs, fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and third parties, such as our CROs or CMOs, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. In addition, our construction projects can only be put into operation after certain regulatory procedures with the relevant administrative authorities in charge of environmental protection, health and safety have been completed. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of or exposure to hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage, use or disposal of biological or hazardous materials.

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

*If we or parties on whom we rely fail to maintain the necessary licenses for the development, production, sales and distribution of our products, our ability to conduct our business could be materially impaired.

We are required to obtain, maintain and renew various permits, licenses and certificates to develop, produce, promote and sell our products. Third parties, such as distributors, third party promoters and third-party manufacturers, on whom we may rely to develop, produce, promote, sell and distribute our products may be subject to similar requirements. We and third parties on whom we rely may be also subject to regular inspections, examinations, inquiries or audits by the regulatory authorities, and an adverse outcome of such inspections, examinations, inquiries or audits may result in the loss or non-renewal of the relevant permits, licenses and certificates. Moreover, the criteria used in reviewing applications for, or renewals of permits, licenses and certificates may change from time to time, and there can be no assurance that we or the parties on whom we rely will be able to meet new criteria that may be imposed to obtain or renew the necessary permits, licenses and certificates. Many of such permits, licenses and certificates are material to the operation of our business, and if we or parties on whom we rely fail to maintain or renew material permits, licenses and certificates, our ability to conduct our business could be materially impaired. Furthermore, if the interpretation or implementation of existing laws and regulations change, or new regulations come into effect, requiring us or parties on whom we rely to obtain any additional permits, licenses or certificates that were previously not required to operate our business, there can be no assurance that we or parties on whom we rely will successfully obtain such permits, licenses or certificates.

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

*Product liability claims or lawsuits could cause us to incur substantial liabilities.

We face an inherent risk of product liability as a result of the commercialization of our drugs in China and the clinical testing and any future commercialization of our drug candidates globally. For example, we may be sued if our drugs or drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under applicable consumer protection acts. If we cannot successfully defend ourselves against or obtain indemnification from our collaborators for product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drugs and drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: decreased demand for our drugs; injury to our reputation; withdrawal of clinical trial participants and inability to continue clinical trials; initiation of investigations by regulators; costs to defend the related litigation; a diversion of management’s time and our resources; substantial monetary awards to trial participants or patients; product recalls, withdrawals or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any drug candidate; and a decline in the ADS or ordinary share price.

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

In addition to the similar manufacturing risks described in “—Risks Related to Our Reliance on Third Parties,” our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA, CDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drug candidates or the commercialization of our drugs, if approved. We also may encounter problems with the following:

•	achieving adequate or clinical-grade materials that meet FDA, CDA, EMA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•	shortages of qualified personnel, raw materials or key contractors; and
•	ongoing compliance with cGMP regulations and other requirements of the FDA, CDA, EMA or other comparable regulatory agencies.

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

Due to our extensive operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors of the PRC. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the PRC government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and results of operation. More generally, if the business environment in the PRC deteriorates from the perspective of domestic or international investment, our business in the PRC may also be adversely affected.

*There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

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

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new and often give the relevant regulator significant discretion in how to enforce them, and because of the limited number of published decisions and the nonbinding nature of such decisions, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

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

Additionally, the CDA’s recent reform of the drug and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our drug candidates in a timely manner.

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

*Any failure to comply with PRC regulations regarding our employee equity incentive plans and investments in offshore companies by PRC residents may subject the PRC plan participants and PRC-residents beneficial owners or us to fines and other legal or administrative sanctions.

We and our directors, executive officers and other employees who are PRC residents have participated in our employee equity incentive plans. We are an overseas listed company, and therefore, we and our directors, executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted share units, restricted shares, options or other forms of equity incentives are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plan of Overseas Publicly Listed Company, according to which, employees, directors, supervisors and other management members participating in any share incentive plan of an overseas publicly listed company who are PRC citizens or who are non-PRC citizens residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, are required to register with the State Administration of Foreign Exchange, or the SAFE, through a domestic qualified agent, which could be a PRC subsidiary of such overseas listed company, and complete certain other procedures. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under PRC law.

Some of our existing shareholders, each of whom owns our ordinary shares as a result of exercising share options, are PRC residents under the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37. These shareholders have undertaken to (i) apply to register with local SAFE branch or its delegated commercial bank as soon as possible after exercising their options, and (ii) indemnify and hold harmless us and our subsidiaries against any loss suffered arising from their failure to complete the registration. We do not have control over such shareholders and our other beneficial owners and cannot assure you that all of our PRC-resident beneficial owners have complied with, and will in the future comply with, SAFE Circular 37 and subsequent implementation rules.

If we or our directors, executive officers or other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted equity awards fail to register the employee equity incentive plans or their exercise of options, or such PRC-resident beneficial owners fails to register or amend their

SAFE registrations in a timely manner pursuant to SAFE Circular 37, we and such employees and PRC-beneficial owners may be subject to (i) legal or administrative sanctions imposed by the SAFE or other PRC authorities, including fines; (ii) restrictions on our cross-border investment activities; (iii) limits on the ability of our wholly owned subsidiaries in China to distribute dividends or the proceeds from any reduction in capital, share transfer or liquidation to us; and (iv) prohibitions on our ability to inject additional capital into these subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions.

*We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2017 and June 30, 2018, these restricted assets totaled $29.9 million and $37.6 million, respectively.

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

Under the EIT Law an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax, or EIT, purposes. The implementing rules of the EIT Law define “de facto management bodies” as “management bodies that exercise substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, specifies that certain Chinese-controlled offshore incorporated enterprises, defined as enterprises incorporated under the laws of foreign countries or territories and that have PRC enterprises or enterprise groups as their primary controlling shareholders, will be classified as resident enterprises if all of the following are located or resident in China: (i) senior management personnel and departments that are responsible for daily production, operation and management; (ii) financial and personnel decision-making bodies; (iii) key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and (iv) half or more of senior management or directors having voting rights. The State Administration of Taxation, or the SAT, has subsequently provided further guidance on the implementation of Circular 82.

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

However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term "de facto management body." If the PRC tax authorities determine that our Cayman Islands holding company is a resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow and we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as to PRC enterprise income tax reporting obligations. If we are deemed a PRC resident enterprise, dividends paid on our ordinary shares or ADSs, and any gain realized from the transfer of our ordinary shares or ADSs, may be treated as income derived from sources within the PRC. As a result, dividends paid to non-PRC resident enterprise ADS holders or shareholders may be subject to PRC withholding tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders) and gains realized by non-PRC resident enterprises ADS holders or shareholders from the transfer of our ordinary shares or ADSs may be subject to PRC tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders).

*We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or other assets attributable to a PRC establishment of a non-PRC company.

Pursuant to the Bulletin on Issues of Enterprise Income Tax and Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which was amended by the Announcement on Issues Relating to Withholding at Source of Income Tax on Non-resident Enterprises issued by SAT, or Announcement 37, an “indirect transfer” of “PRC taxable assets,” including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in the PRC or if its income mainly derives from the PRC; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be reported on with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax at the rate of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements. Late payment of applicable tax will subject the transferor to default interest. Gains derived from the sale of shares by investors through a public stock exchange are not subject to the PRC enterprise income tax pursuant to Bulletin 7 where such shares were acquired in a transaction through a public stock exchange. As such, the sale of the ADSs or ordinary shares on a public stock exchange will not be subject to PRC enterprise income tax pursuant to Bulletin 7. However, the sale of our ordinary shares or ADSs by a non-PRC resident enterprise outside a public stock exchange may be subject to PRC enterprise income tax under Bulletin 7.

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

The PRC tax authorities have the discretion under Bulletin 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. If the PRC tax authorities make adjustments to the taxable income of the transactions under Announcement 37, or Bulletin 7, our income tax costs associated with such potential acquisitions or disposals will increase, which may have an adverse effect on our financial condition and results of operations.

*Restrictions on currency exchange may limit our ability to utilize our revenue effectively.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. A portion of our revenue is denominated in RMB. Shortages in availability of foreign currency may then restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign currency denominated obligations. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, our PRC subsidiaries may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a portion of our revenue is denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of the PRC or pay dividends in foreign currencies to holders of our ordinary shares and the ADSs. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities or designated banks. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

*Our business benefits from certain financial incentives and discretionary policies granted by local governments. Expiration of, or changes to, these incentives or policies would have an adverse effect on our results of operations.

In the past, local governments in the PRC granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grant and subsidies recognized in the income statement for the years ended December 31, 2016, and 2017, and the six month periods ended June 30, 2018 and 2017 was $1,363,000, $20,957,000, $3,740,000 and $442,000, respectively.

The audit report included in our Annual Report on Form 10-K filed with the SEC is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board, or the PCAOB, and, as such, investors are deprived of the benefits of such inspection.

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

*Proceedings instituted by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act.

In December 2012, the SEC brought administrative proceedings against five accounting firms in China, including our independent registered public accounting firm, alleging that they had refused to produce audit work papers and other documents related to certain other PRC-based companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms appealed to the SEC against this decision. In February 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. These firms’ ability to continue to serve all their respective clients is not affected by the settlement. The settlement requires these firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission, or the CSRC. If these firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings. The settlement did not require these firms to admit to any violation of law and preserves these firms’ legal defenses in the event the administrative proceeding is restarted. In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding PRC-based, U.S.-listed companies and the market price of the ADSs and/or ordinary shares may be adversely affected.

If our independent registered public accounting firm was denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to deregistration from the SEC, which would substantially reduce or effectively terminate the trading of the ADSs in the United States. Moreover, any negative news about the proceedings against these audit firms may adversely affect investor confidence in companies with substantial mainland China-based operations listed in the United States. All these would materially and adversely affect the market price of the ADSs and substantially reduce or effectively terminate the trading of the ADSs in the United States, and the market price of the ordinary shares may be adversely affected.

Risks Related to Our American Depositary Shares and Ordinary Shares

*The trading prices of our ordinary shares and/or ADSs can be volatile, which could result in substantial losses to you.

The trading price of our ordinary shares and/or ADSs can be volatile and fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition, the performance and fluctuation of the market prices of other companies with business operations located mainly in the PRC that have listed their securities in Hong Kong or the United States may affect the volatility in the price of and trading volumes for our ordinary shares and/or ADSs. Some of these companies have experienced significant volatility. The trading performances of these PRC companies’ securities may affect the overall investor sentiment towards other PRC companies listed in Hong Kong or the United States and consequently may impact the trading performance of our ordinary shares and/or ADSs.

In addition to market and industry factors, the price and trading volume for our ordinary shares and/or ADSs may be highly volatile for specific business reasons, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional drug candidates; variations in the level of expenses related to our existing drugs and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on results of operations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares or ADSs; sales or perceived potential sales of additional ordinary shares or ADSs by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the U.S. or Hong Kong equity markets; changes in accounting principles; and changes or developments in the PRC or global regulatory environment.

In addition, the stock market, in general, and pharmaceutical and biotechnology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ordinary shares and/or ADSs, regardless of our actual operating performance. Further, the current volatility in the financial markets and related factors beyond our control may cause the ordinary share and/or ADS price to decline rapidly and unexpectedly.

*The characteristics of the U.S. capital markets and the Hong Kong capital markets are different.

The Nasdaq and The Stock Exchange of Hong Kong Limited have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our ordinary shares and the ADSs representing them might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares. Because of the different characteristics of the U.S. and Hong Kong equity markets, the historic market prices of our ADSs may not be indicative of the performance of our securities (including the ordinary shares) after the Offering.

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

*Future sales of our ordinary shares and/or ADSs in the public market could cause the ordinary shares and/or ADS price to fall.

Our ordinary share and/or ADS price could decline as a result of sales of a large number of the ordinary shares and/or ADSs or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of August 8, 2018, 767,163,184 ordinary shares, par value $0.0001 per share, were outstanding, of which 578,529,211 ordinary shares were held in the form of 44,502,247 American Depositary Shares, each representing 13 ordinary shares. Of this amount, 32,746,416 ordinary shares issued to Celgene are subject to a lock-up until September 1, 2018. We have also granted certain registration rights with respect to the shares issued to Celgene in the event that they are not eligible for sale under Rule 144.

In connection with the Offering, our directors and executive officers, certain trusts and parties affiliated with such directors and officers and certain holders of our shares have signed lock-up agreements. Upon completion of the Offering, assuming the underwriters do not exercise their option to purchase additional shares, approximately 81.7% of our outstanding ordinary shares immediately after the Offering will not be subject to lock-up agreements and sold to the public after the Offering from time to time.

We filed a registration statement with the SEC on behalf of certain shareholders, registering 299,279,370 ordinary shares in the form of 23,021,490 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares and/or ADSs could decline.

In addition, in the future, we may issue additional ordinary shares, ADSs or other equity or debt securities convertible into ordinary shares or ADSs in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause the ordinary share and/or ADS price to decline.

*Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of the ordinary shares and/or ADSs for return on your investment.

We intend to retain most, if not all, of our available funds and earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in the ordinary shares and/or ADSs as a source for any future dividend income.

Our board of directors has significant discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual and regulatory restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in the ordinary shares and/or ADSs will likely depend entirely upon any future price appreciation of the ordinary shares and/or ADSs. There is no guarantee that the ordinary shares and/or ADSs will appreciate in value or even maintain the price at which you purchased the ordinary shares and/or ADSs. You may not realize a return on your investment in the ordinary shares and/or ADSs and you may even lose your entire investment in the ordinary shares and/or ADSs.

*If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, the market price for the ordinary shares and/or ADSs and trading volume could decline.

The trading market for the ordinary shares and/or ADSs relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. If research analysts do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades the ordinary shares and/or ADSs or publishes inaccurate or unfavorable research about our business, the market price for the ordinary shares and/or ADSs would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for the ordinary shares and/or ADSs to decline significantly.

*We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law or U.S. law, shareholders may have fewer shareholder rights than they would have under Hong Kong law or U.S. law and may face difficulties in protecting your interests.

We are an exempted company with limited liability incorporated in the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association (as may be further amended from time to time), the Companies Law (as amended) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors are to a large extent governed by the common law of the Cayman Islands. This common law is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in Hong Kong and the United States. In particular, the Cayman Islands has a less developed body of securities law than Hong Kong or the United States. In addition, some states in the United States, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands.

In addition, as a Cayman Islands exempted company, our shareholders have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders of these companies with the exception that the shareholders may request a copy of the current amended and restated memorandum and articles of association. Our directors have discretion under our amended and restated articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest. As a Cayman Islands company, we may not have standing to initiate a derivative action in a Hong Kong or U.S. federal court. As a result, you may be limited in your ability to protect your interests if you are harmed in a manner that would otherwise enable you to sue in a United States federal court. In addition, shareholders of Cayman Islands companies may not have standing to initiate a shareholder derivative action in Hong Kong or U.S. federal courts.

Some of our directors and executive officers reside outside of Hong Kong and the United States and a substantial portion of their assets are located outside of Hong Kong and the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the Cayman Islands or in China in the event that you believe that your rights have been infringed under the securities laws of Hong Kong, the United States or otherwise. To the extent our directors and executive officers reside in China or their assets are located in China, it may not be possible for investors to effect service of process upon us or our management inside China. Even if you are successful in bringing an action, the laws of the Cayman Islands and China may render you unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, Hong Kong or China, although the courts of the Cayman Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a Hong Kong company or a U.S. company.

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

*Anti-takeover provisions in our constitutional documents may discourage our acquisition by a third party, which could limit our shareholders’ opportunity to sell their shares at a premium.

Our amended and restated memorandum and articles of association include provisions that could limit the ability of others to acquire control of our company, could modify our structure or could cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares, at a premium over prevailing market prices by discouraging third parties from seeking to obtain control in a tender offer or similar transaction.

For example, our board of directors has the authority, without further action by our shareholders, to issue preferred shares in one or more series and to fix the powers and rights of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our ordinary shares. Preferred shares could thus be issued quickly with terms calculated to delay or prevent a change in control or make removal of management more difficult. In addition, if our board of directors authorizes the issuance of preferred shares, the market price of the ordinary shares and/or ADSs may fall and the voting and other rights of the holders of our ordinary shares and/or ADSs may be materially and adversely affected.

Furthermore, the amended and restated articles of association permit the directors to vary all or any of the rights attaching to any class of shares in issue without the consent of the shareholder but only if such variation is considered by the directors not to have a material adverse effect upon such holder. The directors cannot vary the rights of shares if such variation would have a material adverse effect of the holder. The amended and restated articles of association provide that the holders must consent to any such material adverse changes in the manner set out therein.

Because our directors are divided into three classes with staggered terms of three years each, shareholders can only elect or remove a limited number of our directors in any given year. The length of these terms could present an obstacle to certain actions, such as a merger or other change of control, which could be in the interest of our shareholders.

*Our amended and restated memorandum and articles of association provide that any shareholder bringing an unsuccessful action against us may be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful action.

Our amended and restated memorandum and articles of association provide that under certain circumstances the fees, costs, and expenses that we incur in connection with actions or proceedings brought by any person or entity, which we refer to as claiming parties, may be shifted to such person or entity. If a claiming party asserts any claim; initiates any proceeding; or joins, offers substantial assistance to, or has a direct financial interest in any claim or proceeding against us, and such claiming party or the third party that received substantial assistance from the claiming party or in whole claim the claiming party had a direct financial interest is unsuccessful in obtaining a judgment on the merits in which the claiming party prevails, then such claiming party shall (to the fullest extent permitted by law) be obligated to reimburse us for all fees, costs, and expenses, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that we may incur in connection with such claim or proceeding.

Fee-shifting articles are relatively new and untested in the Cayman Islands, the United States and Hong Kong. The case law and potential legislative action on fee-shifting articles are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such articles. The application of our fee-shifting article in connection with claims under the Cayman Islands, the United States or Hong Kong securities laws, if any, will depend in part on future developments of the law. We cannot assure you that we will or will not invoke our fee-shifting article in any particular dispute. Consistent with our directors’ fiduciary duties to act in the best interests of the Company, the directors may in their sole discretion from time to time decide whether or not to enforce this article. In addition, given the unsettled state of the law related to fee-shifting articles, such as ours, we may incur significant additional costs associated with resolving disputes with respect to such articles, which could adversely affect our business and financial condition.

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

Holders of the ADSs may not receive distributions on our ordinary shares or any value for them if it is illegal or impractical to make them available to you.

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

*Our corporate actions are substantially controlled by our directors, executive officers and other principal shareholders, who can exert significant influence over important corporate matters, which may reduce the price of the ordinary shares and/or ADSs and deprive you of an opportunity to receive a premium for your ordinary shares and/or ADSs.

Our directors, executive officers and principal shareholders beneficially owned approximately 60.8% of our outstanding ordinary shares as of April 20, 2018. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.

*We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.

A non-U.S. corporation will be classified as a “passive foreign investment company,” (or a “PFIC”) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the current and expected composition of our income and assets, we do not presently expect to be a PFIC for the current taxable year. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year.  In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years. Further, U.S. investors should be aware that we determined we were a PFIC for 2016.

If we are a PFIC for any taxable year during a U.S. shareholder’s holding period of the ordinary shares or ADSs, then such U.S. shareholder may incur significantly increased United States income tax on gain recognized on the sale or other disposition of the ordinary shares or ADSs and on the receipt of distributions on the ordinary shares or ADSs to the extent such distribution is treated as an “excess distribution” under the United States federal income tax rules. In addition, such holders may be subject to burdensome reporting requirements.

Further, if we are classified as a PFIC for any year during which a U.S. shareholder holds our ordinary shares or ADSs, we will generally continue to be treated as a PFIC for all succeeding years during which such U.S. shareholder holds such ordinary shares or ADSs. Each U.S. shareholder should consult its tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership and disposition of the ordinary shares and ADSs.

*If you are a “Ten Percent Shareholder,” you may be subject to adverse U.S. federal income tax consequences if we are classified as a Controlled Foreign Corporation.

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes is generally required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Each Ten Percent Shareholder is also required to include in gross income its “global intangible low-taxed income,” which is determined by reference to the income of CFCs of which such Ten Percent Shareholder is a Ten Percent Shareholder. Ten Percent Shareholders that are corporations may be entitled to a deduction equal to the foreign portion of any dividend when a dividend is paid. A non-U.S. corporation will generally be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Internal Revenue Code of 1986, as amended), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation or 10% of the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. We may currently be a CFC and/or we may become one in the future. Holders are urged to consult their own tax advisors with respect to our potential CFC status and the consequences thereof.

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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1†	Executive Employment Agreement, dated April 28, 2018, by and between BeiGene (Beijing) Co., Ltd. and Xiaobin Wu	X
10.2†	BeiGene, Ltd. 2018 Employee Share Purchase Plan		8-K (Exhibit 10.1)	06/08/2018	001-37686
10.3†	BeiGene, Ltd. 2018 Inducement Equity Plan		8-K (Exhibit 10.2)	06/08/2018	001-37686
10.4†	Form of Non-Qualified Share Option Agreement under the BeiGene, Ltd. 2018 Inducement Equity Plan		8-K (Exhibit 10.3)	06/08/2018	001-37686
10.5†	Form of Restricted Share Unit Award Agreement under the BeiGene, Ltd. 2018 Inducement Equity Plan	X
10.6†	BeiGene, Ltd. Independent Director Compensation Policy, as amended		8-K (Exhibit 10.5)	06/08/2018	001-37686
10.7†	Forms of Restricted Share Unit Award Agreement and Share Option Agreement under the BeiGene, Ltd. 2016 Share Option and Incentive Plan	X
10.8†	Consulting Agreement, dated July 24, 2018, by and between the Registrant and Xiaodong Wang	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements

X

†Indicates a management contract or any compensatory plan, contract or arrangement.

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: August 9, 2018	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)