Form 10-Q
period 2018-09-30
BeiGene, Ltd.
filed 2018-11-08
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission File Number: 001-37686
_______________________________________________________________________
BEIGENE, LTD.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Cayman Islands	98-1209416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Mourant Ozannes Corporate Services (Cayman) Limited
94 Solaris Avenue, Camana Bay
Grand Cayman
Cayman Islands	KY1-1108
(Address of principal executive offices)	(Zip Code)
+1 (345) 949 4123
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of October 31, 2018, 772,363,184 ordinary shares, par value $0.0001 per share, were outstanding, of which 586,882,777 ordinary shares were held in the form of 45,144,829 American Depositary Shares, each representing 13 ordinary shares.

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		September 30,	December 31,
	Note	2018	2017
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		643,485	239,602
Restricted cash, current	5	14,560	—
Short-term investments	5	1,390,276	597,914
Accounts receivable		37,372	29,428
Unbilled receivable		4,878	—
Inventories	6	19,699	10,930
Prepaid expenses and other current assets	12	69,925	35,623
Total current assets		2,180,195	913,497
Restricted cash, non-current	5	52,751	—
Property and equipment, net	7	111,262	62,568
Land use right, net	9	11,629	12,465
Intangible assets, net	10	7,299	7,250
Goodwill	4	109	109
Deferred tax assets	11	16,474	7,675
Other non-current assets	12	28,908	42,915
Total non-current assets		228,432	132,982
Total assets		2,408,627	1,046,479
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		85,552	69,779
Accrued expenses and other payables	12	75,882	49,598
Deferred revenue, current		16,705	12,233
Tax payable	11	1,549	9,156
Current portion of long-term bank loan	13	8,736	9,222
Total current liabilities		188,424	149,988
Non-current liabilities:
Long-term bank loan	13	40,824	9,222
Shareholder loan	14	146,409	146,271
Deferred revenue, non-current		14,660	24,808
Other long-term liabilities	12	34,879	31,959
Total non-current liabilities		236,772	212,260
Total liabilities		425,196	362,248
Commitments and contingencies	22
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 771,063,184 and 592,072,330 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively		77	59
Additional paid-in capital		2,710,053	1,000,747
Accumulated other comprehensive loss	18	(724)	(480)
Accumulated deficit		(738,960)	(330,517)
Total BeiGene, Ltd. shareholders’ equity		1,970,446	669,809
Noncontrolling interest	19	12,985	14,422
Total equity	19	1,983,431	684,231
Total liabilities and equity		2,408,627	1,046,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2018	2017	2018	2017
		$	$	$	$
Revenues
Product revenue, net	15	38,447	8,822	93,123	8,822
Collaboration revenue	3	15,755	211,391	46,427	211,391
Total revenues		54,202	220,213	139,550	220,213
Expenses
Cost of sales - product		(8,706)	(1,944)	(19,512)	(1,944)
Research and development		(147,590)	(87,660)	(421,541)	(177,678)
Selling, general and administrative		(48,820)	(15,641)	(122,895)	(35,187)
Amortization of intangible assets		(188)	(63)	(563)	(63)
Total expenses		(205,304)	(105,308)	(564,511)	(214,872)
(Loss) income from operations		(151,102)	114,905	(424,961)	5,341
Interest income (expense), net		4,553	(1,785)	7,997	(3,581)
Other income, net		1,585	1,103	2,389	1,541
(Loss) income before income tax expense		(144,964)	114,223	(414,575)	3,301
Income tax benefit	11	472	3,061	7,252	2,680
Net (loss) income		(144,492)	117,284	(407,323)	5,981
Less: net loss attributable to noncontrolling interests		(461)	(102)	(1,809)	(237)
Net (loss) income attributable to BeiGene, Ltd.		(144,031)	117,386	(405,514)	6,218
Net (loss) income per share attributable to BeiGene, Ltd.	16
Basic (in dollars)		(0.19)	0.21	(0.58)	0.01
Diluted (in dollars)		(0.19)	0.20	(0.58)	0.01
Weighted-average shares used in net (loss) income per share calculation	16
Basic (in shares)		739,789,269	547,546,656	703,482,491	527,329,985
Diluted (in shares)		739,789,269	600,612,680	703,482,491	561,237,818
Net (loss) income per American Depositary Share (“ADS”)
Basic (in dollars)		(2.53)	2.79	(7.49)	0.15
Diluted (in dollars)		(2.53)	2.54	(7.49)	0.14
Weighted-average ADSs used in net (loss) income per share calculation
Basic (in ADSs)		56,906,867	42,118,973	54,114,038	40,563,845
Diluted (in ADSs)		56,906,867	46,200,975	54,114,038	43,172,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	$	$	$	$
Net (loss) income	(144,492)	117,284	(407,323)	5,981
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(4,217)	341	(1,912)	985
Unrealized holding gain, net	354	51	1,402	58
Comprehensive (loss) income	(148,355)	117,676	(407,833)	7,024
Less: comprehensive loss attributable to noncontrolling interests	(486)	(70)	(1,812)	(178)
Comprehensive (loss) income attributable to BeiGene, Ltd.	(147,869)	117,746	(406,021)	7,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Nine Months Ended September 30,
	Note	2018	2017
		$	$
Operating activities:
Net (loss) income		(407,323)	5,981
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense		7,025	2,704
Share-based compensation expenses	17	61,169	26,401
Acquired in-process research and development	1	10,000	—
Loss on disposal of property and equipment		1	85
Non-cash interest expense		5,964	4,796
Deferred income tax benefits		(8,799)	(5,871)
Disposal gain on available-for-sale securities		(822)	(10)
Non-cash amortization of bond discount		(4,441)	—
Changes in operating assets and liabilities:
Accounts receivable		(7,944)	(10,521)
Unbilled receivable		11,429	(170,950)
Inventories		(8,769)	(5,712)
Prepaid expenses and other current assets		(34,302)	(10,967)
Other non-current assets		(8,499)	(635)
Accounts payable		5,577	21,420
Accrued expenses and other payables		26,284	22,371
Tax payable		(7,607)	1,122
Deferred revenue		(5,676)	38,609
Other long-term liabilities		12,910	180
Net cash used in operating activities		(353,823)	(80,997)
Investing activities:
Purchases of property and equipment		(47,029)	(27,441)
Purchase of intangible assets		(221)	—
Prepayment of assets acquisition		(7,946)	—
Payment for the acquisition of land use right		—	(12,354)
Cash acquired in business combination, net of cash paid		—	19,916
Purchases of investments		(2,116,510)	(514,126)
Proceeds from sale or maturity of investments		1,330,850	245,928
Purchase of in-process research and development	1	(10,000)	—
Net cash used in investing activities		(850,856)	(288,077)
Financing activities:
Proceeds from follow-on public offering, net of underwriter discount		758,001	189,191
Payment of follow-on public offering cost		(414)	(674)
Proceeds from sale of ordinary shares, net of cost		—	149,928
Proceeds from HK IPO and global follow-on public offering		875,368	—
Payment of HK IPO and global follow-on public offering costs		(5,659)	—
Proceeds from long-term loan	13	42,315	—
Repayment of long-term loan	13	(8,736)	—
Proceeds from short-term loan		—	2,470
Repayment of short-term loan		—	(2,470)
Capital contribution from noncontrolling interest		—	14,527
Proceeds from shareholder loan	14	—	132,757
Proceeds from option exercises		20,859	1,579
Net cash provided by financing activities		1,681,734	487,308
Effect of foreign exchange rate changes, net		(5,861)	2,762
Net increase in cash, cash equivalents, and restricted cash		471,194	120,996
Cash, cash equivalents, and restricted cash at beginning of period		239,602	87,514
Cash, cash equivalents, and restricted cash at end of period		710,796	208,510
Supplemental cash flow information:
Cash and cash equivalents		643,485	208,510
Restricted cash, current		14,560	—
Restricted cash, non-current		52,751	—
Income taxes paid		12,151	1,429
Interest expense paid		1,546	940
Supplemental non-cash information:
Discount provided on sale of ordinary shares for business combination		—	23,606
Acquisitions of equipment included in accounts payable		12,020	1,482
Changes in operating assets and liabilities adjusted through accumulated deficit		2,291	—

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
The Company was incorporated under the laws of the Cayman Islands as an exempted company with limited liability in October 2010. The Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market in February 2016 and has completed subsequent follow-on public offerings and a sale of ordinary shares to Celgene Switzerland LLC (“Celgene Switzerland”) in a business development transaction, as described in Note 20, Shareholders’ Equity. On August 8, 2018, the Company completed its IPO on the Stock Exchange of Hong Kong Limited (“HKEx”) and a global follow-on public offering in which it raised approximately $869,709 in net proceeds, after deducting underwriting discounts and commissions and offering expenses. Effective August 8, 2018, the Company is dual-listed in both the United States and Hong Kong.
As of September 30, 2018, there were no changes to the Company's subsidiaries listed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report"), except for the addition of a new wholly-owned subsidiary of BeiGene (Guangzhou) Co., Ltd. resulting from its acquisition of 100% of the equity interests of BeiGene Pharmaceuticals (Guangzhou) Co., Ltd. (Note 4).
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report.
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.
Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. The Company consolidates BeiGene Biologics Co., Ltd. ("BeiGene Biologics") under the voting model and recognizes the minority shareholder’s equity interest as a noncontrolling interest in its consolidated financial statements (as described in Note 8).

Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating sales rebates and returns allowance to arrive at net product revenues, identifying separate accounting units and the best estimate of selling price of each deliverable in the Company’s revenue arrangements, variable consideration in revenue arrangements (including evaluations of the expected value and the most likely value method to estimate variable payments), estimating the fair value of net assets acquired in business combinations, assessing the impairment of long-lived assets and goodwill, share-based compensation expenses, inventory, realizability of deferred tax assets and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
Recent accounting pronouncements
New accounting standards which have been adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), or ASU 2014-9. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-9; ASU No. 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-9; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and licensing implementation guidance and illustrations in ASU 2014-9; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-9; ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior Securities and Exchange Commission, or SEC, Staff Announcements and Observer Comments (SEC Update), which codifies recent announcements by the SEC staff; and ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update), which adds ASC 606-10-S25-1 as a result of SEC Release 33-10403, or collectively, the Revenue ASUs. The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). On January 1, 2018, the Company adopted the new standard using the modified retrospective method.
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
The impact to the Company on adoption of the Revenue ASUs relates to variable consideration related to its collaboration agreement with Celgene Corporation ("Celgene") and the anticipated opt-in to certain clinical trials that are to be run by the Company, and funded by Celgene. Under Topic 605, even though the Company believed it was probable that the performance obligation related to the variable consideration would be satisfied as of December 31, 2017, the variable consideration was not realizable because formal notice had not been received. Upon its adoption of the Revenue ASUs, the Company determined it was probable that Celgene would opt-in to the clinical trials as of December 31, 2017 such that the variable consideration was not constrained, and therefore, the related revenue would have been recognized. In March 2018, the Company obtained formal notice of opt-in by Celgene.
The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-9 resulted in an increase of $16,307 to both unbilled receivables and the opening balance of accumulated deficit. Please refer to the “Adoption of New Accounting Standards” section below for a tabular presentation of the impact.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted ASU 2016-16 during the first quarter of 2018 using the modified retrospective adoption method. In 2017, BeiGene (Hong Kong) Co., Ltd.'s ("BeiGene HK's") contribution of BeiGene (Shanghai) Co., Ltd. ("BeiGene Shanghai") to BeiGene Biologics (and subsequent receipt of a related government grant) resulted in tax expenses $28,588, which were reflected as other non-current assets in the Company’s December 31, 2017 balance sheet. The related government subsidy of $9,990, which was received in 2017, was reflected as other long-term liabilities in the Company’s December 31, 2017 balance sheet. The adoption of this accounting standard resulted in an adjustment to beginning accumulated deficit for both of these items. In addition, the Company has now established a deferred tax asset resulting from a previous transfer of intellectual property to one of its wholly-owned subsidiaries. This deferred tax asset is entirely offset by a corresponding valuation allowance and therefore did not result in a change to beginning accumulated deficit. Please refer to the “Adoption of New Accounting Standards” section below for a tabular presentation of the impact.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows will be required to present restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. The updated guidance became effective on January 1, 2018, and resulted in the presentation of restricted cash of $67,311 within the ending cash, cash equivalents, and restricted cash balance on the Company’s consolidated statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-1, Business Combinations: Clarifying the Definition of a Business. The new standard requires an entity to evaluate if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set would not be considered a business. The new standard also requires a business to include at least one substantive process and narrows the definition of outputs. The new standard is effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier. The Company elected to early adopt the updated guidance as of January 1, 2017. The standard is applied prospectively to any transaction occurring on or after the adoption date. The Company evaluated the acquisition of 100% of the equity interests of Celgene Pharmaceutical (Shanghai) Co., Ltd. (“Celgene Shanghai”) under the new guidance, and determined that the transaction represents a business combination, as disclosed further in Note 4.
In January 2017, the FASB issued ASU No. 2017-4, Intangibles –  Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company elected to early adopt this ASU, and there was no material impact to the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-9, Compensation – Stock Compensation: Scope of Modification Accounting. This standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The updated guidance became effective on January 1, 2018, and there was no material impact to the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-7, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This update also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company elected to early adopt this ASU during the quarter ended September 30, 2018, and there was no material impact to the Company's consolidated financial statements.
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

New accounting standards which have not yet been adopted
In February 2016, the FASB issued ASU No. 2016-2, Leases. Subsequently, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies certain aspect of the guidance issued in ASU 2016-2; and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method and a practical expedient for separating components of a contract for lessors (collectively, the "Lease ASUs"). The Lease ASUs require lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the financial statement impact of adoption. As of September 30, 2018, the Company had non-cancellable operating lease commitments of $32,311. The Company is in the process of evaluating its leasing arrangements to determine what extent these contractual commitments will affect the recognition of the related right-of-use assets and liabilities for future lease payments in the consolidated balance sheet. Some of the commitments under short term leases may be exempted from the recognition of relevant assets or liabilities under the Lease ASUs. The Company does not expect that the adoption of the Lease ASUs will result in significant impact on the operating performance, cash flows and net assets of the Group, but does expect that a certain portion of these operating lease commitments will be required to be recognized on the balance sheet as right-of-use assets and lease liabilities under the Lease ASUs.
In February 2018, the FASB issued ASU 2018-2, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows companies the option to reclassify to retained earnings the tax effects related to items in accumulated other comprehensive income (loss) as a result of the Tax Cuts and Jobs Act that was enacted in the United States on December 22, 2017. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, modifies, and adds certain disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The added disclosure requirements and the modified disclosure on the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented. All other changes to disclosure requirements in this update should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. This guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
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
Except for the changes to the Company’s significant accounting policies related to the adoption of the Revenue ASUs and ASU 2016-16, and the accounting for the acquisition of in-process research and development expense, there have been no other material changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2018, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2018 and December 31, 2017:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2018	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	1,372,627	—	—
U.S. agency securities	17,649	—	—
Cash equivalents
U.S. treasury securities	159,737	—	—
Money market funds	111,726	—	—
Total	1,661,739	—	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	561,327	—	—
U.S. agency securities	17,663	—	—
Time deposits	18,924	—	—
Cash equivalents
Money market funds	44,730	—	—
Total	642,644	—	—

The Company had no liabilities measured and recorded at fair value on a recurring basis as of September 30, 2018 or December 31, 2017.
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
The following table summarizes total collaboration revenue recognized for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	$	$	$	$
License revenue	—	211,391	—	211,391
Reimbursement of research and development costs	13,521	—	39,251	—
Research and development service revenue	2,234	—	7,176	—
Total	15,755	211,391	46,427	211,391
For the three and nine months ended September 30, 2018, the Company recognized collaboration revenue of $15,755 and $46,427, respectively. The Company recognized $13,521 and $39,251 of research and development reimbursement revenue for the three and nine months ended September 30, 2018 for the trials that Celgene has opted into. In addition, $16,307 of reimbursement that was billed to Celgene was included as an adjustment to beginning accumulated deficit. The research and development services revenue for the three and nine months ended September 30, 2018, primarily reflects the recognition of upfront consideration that was allocated to R&D services at the time of the collaboration and is recognized from deferred revenue over the term of the respective clinical studies for the specified indications.
In May 2018, the Company achieved the milestone related to its collaboration agreement with Merck KGaA for dosing patients in the first Phase 3 clinical trial of pamiparib in the PRC Territory, and the related $1,500 milestone payment was recognized as research and development services revenue for the nine months ended September 30, 2018.
For the three and nine months ended September 30, 2017, the Company recognized $211,391 as license revenue within collaboration revenue.
4. Business Combinations and Asset Acquisitions
Celgene Shanghai
On August 31, 2017, BeiGene HK acquired 100% of the equity interests of Celgene Shanghai, a wholly-owned subsidiary of Celgene Holdings East Corporation established under the laws of the People's Republic of China ("PRC"), for total consideration of $28,138. BeiGene HK made an initial cash payment of $4,532, and issued non-cash consideration of $23,606, related to the discount on ordinary shares issued to Celgene, pursuant to the Share Subscription Agreement dated July 5, 2017 by and between the Company and Celgene Switzerland (the “Share Subscription Agreement”). See Note 20 for further description of the Share Subscription Agreement.

The acquisition has been accounted for as a business combination using the acquisition method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair values of goodwill, intangible assets and other net assets were $109, $7,500 and $20,529, respectively.

BeiGene Pharmaceuticals (Guangzhou) Co., Ltd.

On September 21, 2018, BeiGene (Guangzhou) Co., Ltd. ("BeiGene Guangzhou") acquired 100% of the equity interests of Baiji Shenzhou (Guangzhou) Pharmaceuticals Co., Ltd. (formerly known as Huajian Pharmaceuticals Co., Ltd.), which subsequently changed its name to BeiGene Pharmaceuticals (Guangzhou) Co., Ltd., a pharmaceutical distribution company, for total cash consideration of $612. The acquisition was concentrated in a single identifiable asset, a drug distribution license, and thus, for accounting purposes, the Company has concluded that the acquisition does not meet the accounting definition of a business combination. The entire purchase price was allocated to the drug distribution license, resulting in a $612 intangible asset for the license.
5. Restricted Cash and Short-term Investments
The Company’s restricted cash balance of $67,311 as of September 30, 2018 consisted of BeiGene Guangzhou Biologics Manufacturing Co., Ltd.'s ("BeiGene Guangzhou Factory's") secured deposits held in designated bank accounts for issuance of letter of credit and import duty tax, funds held in escrow for the purchase of Beijing Innerway Bio-tech Co., Ltd. (Note 24), and restricted cash deposits as security for the long-term bank loan (Note 13).
Short-term investments as of September 30, 2018 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	1,371,619	1,338	330	1,372,627
U.S. agency securities	17,612	37	—	17,649
Total	1,389,231	1,375	330	1,390,276

Short-term investments as of December 31, 2017 consisted of the following available-for-sale debt securities and time deposits:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	561,733	—	406	561,327
U.S. agency securities	17,651	12	—	17,663
Time deposits	18,924	—	—	18,924
Total	598,308	12	406	597,914

Contractual maturities of all debt securities as of September 30, 2018 were within one year. The Company does not consider the investment in U.S. treasury securities or U.S. agency securities to be other-than-temporarily impaired at September 30, 2018.

6. Inventories
The Company’s inventory balance of $19,699 and $10,930 as of September 30, 2018 and December 31, 2017, consisted entirely of finished goods product purchased from Celgene for distribution in the PRC.

7. Property and Equipment
Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
	$	$
Laboratory equipment	18,124	15,596
Leasehold improvements	17,084	15,298
Manufacturing equipment	15,428	15,737
Office equipment	2,054	1,597
Electronic equipment	1,274	1,244
Computer software	1,313	598
Construction in progress	74,777	26,125
Property and equipment, at cost	130,054	76,195
Less accumulated depreciation	(18,792)	(13,627)
Property and equipment, net	111,262	62,568

As of September 30, 2018 and December 31, 2017, construction in progress of $74,777 and $26,125 primarily related to the buildout of the Guangzhou manufacturing facility. Depreciation expense for the three and nine months ended September 30, 2018 was $2,207 and $6,290, respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $1,237 and $2,641, respectively.

8. Manufacturing Facility in Guangzhou

On March 7, 2017, BeiGene (Hong Kong) Co., Ltd. ("BeiGene HK") and Guangzhou GET Technology Development Co., Ltd. (“GET”), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC. BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”). Under the terms of the JV Agreement, BeiGene HK agreed to make an initial cash capital contribution of RMB200,000 and a subsequent contribution of certain rights to one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET agreed to provide a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics (see Note 14). BeiGene Biologics is working to establish a biologics manufacturing facility in Guangzhou, through a wholly-owned subsidiary, the BeiGene Guangzhou Factory, to manufacture biologics for the Company and its subsidiaries.

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

In the fourth quarter of 2017, BeiGene HK and BeiGene Biologics entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai into BeiGene Biologics. The transfer consideration for the purchased interests under this Equity Transfer Agreement is the fair value of the 100% equity of BeiGene Shanghai appraised by a qualified Chinese valuation firm under the laws of PRC. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK’s equity interest in BeiGene Shanghai became 95%.
On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow a RMB denominated loan of $84,450 (RMB580,000) at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. As of September 30, 2018, the Company has drawn down the loan of $40,770, as further described in Note 13.

As of September 30, 2018, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively. As of September 30, 2018, the Company's cash, cash equivalents and restricted cash included $143,159 held by BeiGene Biologics to be used to build the commercial scale biologics facility and to fund research and development of the Company's biologics drug candidates in China.

9. Land Use Right

The land use right represents the land acquired for the purpose of constructing and operating the biologics manufacturing facility in Guangzhou. In 2017, the Company acquired the land use right from the local Bureau of Land and Resources in Guangzhou. The land use right is amortized over the total term of the right, which is 50 years. The land use right asset as of September 30, 2018 and December 31, 2017 is summarized as follows:

	As of
	September 30,	December 31,
	2018	2017
	$	$
Land use right, cost	11,969	12,633
Accumulated amortization	(340)	(168)
Land use right, net	11,629	12,465

Amortization expense of the land use right for the three and nine months ended September 30, 2018 was $50 and $172, respectively. Amortization expense of the land use right for the three and nine months ended September 30, 2017 was $103 and $103, respectively.
As of September 30, 2018, expected amortization expense for the land use right was approximately $60 for the remainder of 2018, $239 in 2019, $239 in 2020, $239 in 2021, $239 in 2022 and $10,613 in 2023 and thereafter.
10. Intangible Assets
Intangible assets outstanding as of September 30, 2018 and December 31, 2017 are summarized as follows:

	As of
	September 30, 2018			December 31, 2017
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(813)	6,687	7,500	(250)	7,250
Trading license	612	—	612	—	—	—
Total finite-lived intangible assets	8,112	(813)	7,299	7,500	(250)	7,250

Product distribution rights consist of distribution rights in China for the approved cancer therapies licensed from Celgene, ABRAXANE®, REVLIMID®, and VIDAZA®, and its investigational agent CC-122 acquired as part of the Celgene transaction. The Company is amortizing the product distribution rights over a period of 10 years. The trading license represents the Guangzhou drug distribution license acquired on September 21, 2018. The Company is amortizing the trading license over the remainder of the license term through February 2020.
Amortization expense for the three and nine months ended September 30, 2018 was $188 and $563, respectively. Amortization expense for the three and nine months ended September 30, 2017 was $63 and $63, respectively.

As of September 30, 2018, expected amortization expense for the unamortized finite-lived intangible assets is approximately $296 for the remainder of 2018, $1,182 in 2019, $822 in 2020, $750 in 2021, $750 in 2022, and $3,499 in 2023 and thereafter.

11. Income Taxes
The income tax benefit was $472 and $7,252, respectively, for the three and nine months ended September 30, 2018. The income tax benefit was $3,061 and $2,680, respectively, for the three and nine months ended September 30, 2017. The income tax benefit for the three and nine months ended September 30, 2018 was primarily attributable to the discrete tax benefit on employee share option exercises and generation of research and development tax credits and orphan drug credit for the U.S. operating subsidiary that offset tax on profit attributable to the U.S. and certain subsidiaries in China. The income tax benefit for the three and nine months ended September 30, 2017 was primarily attributable to the generation of research and development tax credits and the orphan drug credit in the United States.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of September 30, 2018, it is more likely than not the deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, as well as certain subsidiaries in China. In addition, as of September 30, 2018, the Company maintained a valuation allowance for certain deferred tax assets in the U.S. primarily related to state tax credit carryforwards, due to the uncertainty regarding their realization.
As of September 30, 2018, the Company had gross unrecognized tax benefits of $1,904. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $352 and $985, respectively, for the three and nine months ended September 30, 2018 due to additions related to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2018 and December 31, 2017, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. As of September 30, 2018, China tax matters are open to examination for the years 2013 through 2018 and U.S. federal tax matters are open to examination for years 2015 through 2018. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2018.

12. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	September 30,	December 31,
	2018	2017
	$	$
Prepaid research and development costs	42,932	21,156
Prepaid taxes	16,720	9,894
Interest receivable	2,791	1,557
Other	7,482	3,016
Total	69,925	35,623

Other non-current assets consist of the following:

	As of
	September 30,	December 31,
	2018	2017
	$	$
Prepayment of property and equipment	11,003	12,867
Prepayment of assets acquisition	7,946	—
Tax on intra-entity contribution of subsidiary	—	28,588
Prepaid VAT	7,955	—
Rental deposits and other	2,004	1,460
Total	28,908	42,915

Accrued expenses and other payables consist of the following:

	As of
	September 30,	December 31,
	2018	2017
	$	$
Compensation related	20,899	17,051
External research and development activities related	33,739	18,721
Sales rebates and returns related	4,076	3,997
Professional fees and other	17,168	9,829
Total	75,882	49,598

Other long-term liabilities consist of the following:

	As of
	September 30,	December 31,
	2018	2017
	$	$
Deferred government grant income	34,252	31,804
Other	627	155
Total	34,879	31,959

13. Long-term Bank Loans
On September 2, 2015, BeiGene (Suzhou) Co., Ltd. ("BeiGene (Suzhou)") entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank to borrow $17,472 (RMB 120,000) at a 7% fixed annual interest rate. The loan is secured by BeiGene (Suzhou)’s equipment with a net carrying amount of $18,186 and the Company’s rights to a PRC patent on a drug candidate. In September 2018, the Company repaid the first tranche of $8,736. The remaining loan principal amount outstanding as of September 30, 2018 of $8,736 is repayable on September 30, 2019.

On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow a RMB denominated loan of $84,450 (RMB580,000) at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense will be paid quarterly until the loan is fully settled. As of September 30, 2018, the Company has drawn down $40,770 of this loan. The loan interest rate was 4.9% for the nine months ended September 30, 2018, and the maturity dates range from 2021 to 2027.

As of September 30, 2018, the Company has unused long-term credit availability amounting to $43,680, attributed to the remaining credit available under the Guangzhou Factory loan. The Company plans to draw down the entire available amount before December 31, 2019. Interest expense recognized for the three and nine months ended September 30, 2018 was $830 and $1,582, respectively, among which, $156 and $156 was capitalized, respectively.

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

Accounting for the Shareholder Loan

The Shareholder Loan is classified as a long-term liability and initially measured at the principal of RMB900,000. Interest will be accrued based on the interest rate of 8% per annum. As the Shareholder Loan may be share-settled by a number of shares with a fair value equal to a fixed settlement amount, the settlement is not viewed as a conversion feature, but as a redemption feature because the settlement amount does not vary with the share price. This in-substance redemption feature does not require bifurcation because it is clearly and closely related to the debt host that does not involve a substantial premium or discount. Since there is no conversion feature embedded in the Shareholder Loan, no beneficial conversion feature was recorded. There are no other embedded derivatives that are required to be bifurcated. The portion of interest accrued on the Shareholder Loan related to borrowings used to construct the BeiGene factory in Guangzhou is being capitalized in accordance with ASC 835-20, Interest – Capitalization of Interest.

For the three and nine months ended September 30, 2018, total interest expense generated from the Shareholder Loan was $2,661 and $8,270, respectively, among which, $768 and $2,336 was capitalized, respectively.

15.  Product Revenue
The Company’s product sales are derived from the sale of ABRAXANE®, REVLIMID®, and VIDAZA® in China under a distribution license from Celgene. The table below presents the Company’s net product sales for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	$	$	$	$
Product revenue – gross	41,838	10,521	96,993	10,521
Less: Rebates and sales returns	(3,391)	(1,699)	(3,870)	(1,699)
Product revenue – net	38,447	8,822	93,123	8,822

The following table presents the rollforward of accrued sales rebates and returns for the nine months ended September 30, 2018:

Sales Rebates and Returns
$
Balance as of December 31, 2017	3,997
Accrual	3,870
Payments	(3,791)
Balance as of September 30, 2018	4,076

16. Net (Loss) Income Per Share
Net (loss) income per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	$	$	$	$
Basic net (loss) income per share
Numerator:
Net (loss) income attributable to BeiGene, Ltd.	(144,031)	117,386	(405,514)	6,218
Denominator:
Weighted average shares outstanding	739,789,269	547,546,656	703,482,491	527,329,985
Basic net (loss) income per share	(0.19)	0.21	(0.58)	0.01
Diluted net (loss) income per share
Numerator:
Net (loss) income attributable to BeiGene, Ltd.	(144,031)	117,386	(405,514)	6,218
Denominator:
Number of shares used in basic computation	739,789,269	547,546,656	703,482,491	527,329,985
Weighted average effect of dilutive shares:
Employee share options and restricted share units	—	51,838,863	—	32,802,202
Non-employee share options	—	1,227,161	—	1,105,631
Number of shares used in per share computation	739,789,269	600,612,680	703,482,491	561,237,818
Diluted net (loss) income per share	(0.19)	0.20	(0.58)	0.01

The effects of all share options, restricted shares and restricted share units were excluded from the calculation of diluted earnings per share, as their effect would have been anti-dilutive during the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2017, the basic net income per share was computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net income per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of share options and restricted share units. The dilutive effect of outstanding share options and restricted share units is reflected in diluted net income per share by application of the treasury stock method.

17. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
On January 14, 2016, in connection with the Company's IPO on the NASDAQ Global Select Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of September 30, 2018, ordinary shares cancelled or forfeited under the 2011 Plan that were provided back to the 2016 Plan totaled 5,144,371. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017 and continuing until the expiration of the 2016 Plan, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added to the 2016 Plan under this provision. In August 2018, in connection with the listing of the Company’s ordinary shares on the HKEx, the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the HKEx rules. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the nine months ended September 30, 2018, the Company granted options for 8,793,135 ordinary shares and restricted share units for 9,941,126 ordinary shares under the 2016 Plan. As of September 30, 2018, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 84,826,614 and 10,561,239, respectively.
2018 Inducement Equity Plan
On June 6, 2018, the board of directors of the Company approved the 2018 Inducement Equity Plan (the “2018 Plan”) and reserved 12,000,000 ordinary shares to be used exclusively for grants of awards to individuals that were not previously employees of the Company or its subsidiaries, as a material inducement to the individual’s entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Plan was approved by the board of directors upon recommendation of the compensation committee, without shareholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The terms and conditions of the 2018 Plan, and the forms of award agreements to be used thereunder, are substantially similar to the 2016 Plan and the forms of award agreements thereunder. In August 2018, in connection with the listing of the Company’s ordinary shares on the HKEx, the board of directors of the Company approved an amended and restated 2018 Plan to implement changes required by the HKEx rules.
During the nine months ended September 30, 2018, the Company granted options for 79,404 ordinary shares and restricted share units for 1,888,055 ordinary shares under the 2018 Plan. As of September 30, 2018, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 79,404 and 1,866,462, respectively.
2018 Employee Share Purchase Plan
On June 6, 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”).  Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In August 2018, in connection with the listing of the Company’s ordinary shares on the HKEx, the board of directors of the Company approved an amended and restated ESPP to remove an “evergreen” share replenishment provision originally included in the plan and implement other changes required by the HKEx rules. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ordinary shares or ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
The first offering under the ESPP began on September 1, 2018 and will end on February 28, 2019. As of September 30, 2018, no shares have been issued under the ESPP.
The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	$	$	$	$
Research and development	15,523	10,382	38,297	19,660
Selling, general and administrative	9,609	2,945	22,872	6,741
Total	25,132	13,327	61,169	26,401

18. Accumulated Other Comprehensive Income (Loss)
The movement of accumulated other comprehensive income (loss) was as follows:

		Unrealized
	Foreign Currency	Losses on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2017	(85)	(395)	(480)
Adjustment to opening balance of accumulated other comprehensive income	263	—	263
Balance as of January 1, 2018	178	(395)	(217)
Other comprehensive income before reclassifications	(1,909)	2,224	315
Amounts reclassified from accumulated other comprehensive income	—	(822)	(822)
Net-current period other comprehensive income	(1,909)	1,402	(507)
Balance as of September 30, 2018	(1,731)	1,007	(724)

19. Noncontrolling Interest
As of September 30, 2018, the Company recognized a noncontrolling interest of $12,985 in the condensed consolidated balance sheet, representing the capital cash contribution by GET in BeiGene Biologics as of September 30, 2018, offset by comprehensive losses attributable to GET’s noncontrolling interest in BeiGene Biologics.
For the three and nine months ended September 30, 2018, net losses of $461 and $1,809 attributable to the noncontrolling interest of BeiGene Biologics were recognized in the Company’s condensed consolidated statements of operations, based on GET’s 5% equity interest in BeiGene Biologics.
Reconciliation for the equity attributable to noncontrolling interests for the nine months ended September 30, 2018 is as follows:

	BeiGene, Ltd.	Noncontrolling
	Shareholders’ Equity	Interest	Total Equity
	$	$	$
Balance as of January 1, 2018	669,809	14,422	684,231
Net loss	(405,514)	(1,809)	(407,323)
Issuance of ordinary shares in follow-on offering, net of transaction costs	757,587	—	757,587
Issuance of ordinary shares in connection with HK IPO and global follow-on public offering, net of transaction costs	869,709	—	869,709
Share-based compensation	61,169	—	61,169
Exercise of options	20,859	—	20,859
Adjustment to opening balance of equity	(2,666)	375	(2,291)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	(1,909)	(3)	(1,912)
Unrealized holding gain, net	1,402	—	1,402
Other comprehensive income, net of tax of nil	(507)	(3)	(510)
Balance as of September 30, 2018	1,970,446	12,985	1,983,431

20. Shareholders’ Equity
Follow-on public offerings
On August 8, 2018, the Company completed an initial public offering of its ordinary shares on the Hong Kong Stock Exchange and a follow-on public offering under the Company's effective registration statement on Form S-3 at a price of $13.76 per ordinary share, or $178.90 per ADS. In this offering, the Company sold 65,600,000 ordinary shares. Net proceeds after deducting underwriting discounts and commissions and offering expenses were $869,709.
On January 22, 2018, the Company completed a follow-on public offering under the Company’s effective registration statement on Form S-3 at a price of $101.00 per ADS, or $7.77 per ordinary share. In this offering, the Company sold 7,425,750 ADSs representing 96,534,750 ordinary shares. Additionally, the underwriters exercised their option to purchase an additional 495,050 ADSs representing 6,435,650 ordinary shares from the Company. Net proceeds from this offering, including the underwriter option, after deducting the underwriting discounts and offering expenses were $757,587.
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

21. Restricted Net Assets
As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of September 30, 2018 and December 31, 2017, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $43,912 and $29,920, respectively.

22. Commitments and Contingencies
Operating lease commitments
The Company leases office and manufacturing facilities under non-cancelable operating leases expiring on different dates in the United States, Switzerland and China. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. There are no restrictions placed upon the Company by entering into these leases. Total expenses under these operating leases were $2,990 and $6,860 for the three and nine months ended September 30, 2018, respectively. Total expenses under these operating leases were $1,065 and $2,486 for the three and nine months ended September 30, 2017, respectively.
Future minimum payments under non-cancelable operating leases consist of the following as of September 30, 2018:

$
Three months ending December 31, 2018	2,420
Year ending December 31, 2019	9,818
Year ending December 31, 2020	8,622
Year ending December 31, 2021	6,462
Year ending December 31, 2022	3,632
Year ending December 31, 2023 and thereafter	1,357
Total	32,311

Capital commitments
The Company had capital commitments amounting to $55,983 for the acquisition of property, plant and equipment as of September 30, 2018, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
23. Segment and geographic information
The Company operates in one segment. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.

The Company’s long-lived assets are substantially located in the PRC. Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction from which the related income is expected to be sourced. Total net revenues by geographic areas are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	$	$	$	$
PRC	38,447	8,822	94,623	8,822
United States	10,241	137,404	29,203	137,404
Other	5,514	73,987	15,724	73,987
Total	54,202	220,213	139,550	220,213

24. Subsequent Event
On October 4, 2018, BeiGene HK completed the acquisition of 100% of the equity interest of Beijing Innerway Bio-tech Co., Ltd., the owner of the Company's leased research, development and office facility in Changping, Beijing, China, for total cash consideration of $38,785. The Company paid $7,735 of the total purchase price on September 6, 2018. The amount of the prepayment was recorded as a noncurrent asset as of September 30, 2018. The remainder of the purchase price was held in escrow and recorded as restricted cash as of September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q, or this Quarterly Report, titled “Item 1—Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials; our reliance on the success of our clinical-stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the commercialization of our drugs and drug candidates, if approved;  our ability to further develop sales and marketing capabilities and launch new drugs, if approved; the pricing and reimbursement of our drugs and drug candidates, if approved; the implementation of our business model, strategic plans for our business, drugs, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our drugs, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory developments in the United States, China, the United Kingdom, the European Union and other jurisdictions; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and drugs for commercial sale; the rate and degree of market access and acceptance and reimbursement for our drugs and drug candidates, if approved; developments relating to our competitors and industry, including competing therapies; the size of the potential markets for our drugs and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs and ordinary shares, and impact of securities analysts’ reports on these prices; and other risks and uncertainties, including those listed under “Part II—Item 1A—Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II—Item 1A—Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.
Overview
We are a commercial-stage biopharmaceutical company focused on developing and commercializing innovative molecularly targeted and immuno-oncology drugs for the treatment of cancer. We have three internally-developed late-stage clinical drug candidates: (1) zanubrutinib (BGB-3111), an investigational small molecule inhibitor of Bruton’s tyrosine kinase, or BTK, (2) tislelizumab (BGB-A317), an investigational humanized monoclonal antibody against the immune checkpoint receptor PD-1, and (3) pamiparib (BGB-290), an investigational small molecule inhibitor of PARP1 and PARP2. All three of these drug candidates are currently in Phase 2 or 3 pivotal trials globally and in China. We have filed two new drug applications ("NDA") in China for zanubrutinib and one NDA in China for tislelizumab.
In addition, we have three internally-developed drug candidates in or entering early clinical development: lifirafenib (BGB- 283), an investigational RAF dimer protein complex inhibitor; BGB-A333, an investigational humanized monoclonal antibody against the immune checkpoint receptor ligand PD-L1; and BGB-A425, an investigational humanized monoclonal antibody against T-cell immunoglobulin and mucin-domain containing-3, or TIM-3. We have also initiated a Phase 1 clinical trial in China and Australia of tislelizumab in combination with sitravatinib, an investigational tyrosine kinase inhibitor of receptor tyrosine kinases (RTKs), including TAM family receptors (TYRO3, Axl, MER), split family receptors (VEGFR2, KIT) and RET, licensed from Mirati Therapeutics in Asia (excluding Japan), Australia, and New Zealand.

In August 2017, we entered into a strategic collaboration with Celgene Corporation, or Celgene, in which we granted Celgene exclusive rights to develop and commercialize tislelizumab for solid tumors in the United States, Europe, Japan, and the rest of the world outside of Asia. We retained rights to tislelizumab for solid tumors in Asia (ex-Japan) and for hematological malignancies and internal combinations globally. In connection with the Celgene collaboration, we obtained an exclusive license to market Celgene’s approved cancer therapies ABRAXANE®, REVLIMID®, and VIDAZA® in China, excluding Hong Kong, Macau and Taiwan, which has allowed us to generate product revenue in China since September 2017. We also obtained Celgene’s commercial operations and personnel in China, which we have expanded in support of commercialization of these drugs in China and in preparation for the potential launch of zanubrutinib and tislelizumab in China.
We initially started as a research and development organization in Beijing in 2010, and have since become a fully-integrated global biopharmaceutical company with operations in China in Beijing, Guangzhou, Shanghai and Suzhou, operations in the United States in Cambridge, MA; Ridgefield Park, NJ; and Emeryville and San Mateo, CA, and operations in Basel, Switzerland. In addition, we have a facility in Suzhou for the commercial-scale manufacturing of small molecule drugs and pilot-scale manufacturing of biologics, and another facility under construction in Guangzhou for the commercial-scale manufacturing of biologics.
Recent Developments
On August 9, 2018, we announced that the first patient was dosed in a Phase 3 clinical trial of tislelizumab combined with chemotherapy as a potential first-line treatment in China for patients with Stage IIIB or IV squamous non-small cell lung cancer (NSCLC).
On August 26, 2018, we announced the acceptance by the National Medical Products Administration of China (the "NMPA"), formerly known as the China Food and Drug Administration or China Drug Administration, of an NDA for zanubrutinib, for the treatment of patients with relapsed/refractory mantle cell lymphoma.
On August 31, 2018, we announced the acceptance by the NMPA of an NDA for tislelizumab for the treatment of patients with relapsed/refractory classical Hodgkin's lymphoma.
On September 6, 2018, we announced that we entered into a global clinical collaboration agreement with SpringWorks Therapeutics to evaluate the safety, tolerability and preliminary efficacy of combining lifirafenib (BGB-283) and SpringWorks' investigational MEK inhibitor, PD-0325901, in patients with advanced solid tumors.
On October 10, 2018, we announced that China’s State Medical Insurance Administration (SMIA) included VIDAZA® (azacitidine for injection) on its national reimbursement drug list (NRDL).
On October 11, 2018, we announced that we entered into a global clinical collaboration agreement with MEI Pharma to evaluate the safety, tolerability and preliminary efficacy of combining zanubrutinib and MEI Pharma's investigational PI3K delta inhibitor, ME-401, in patients with B-cell malignancies.
On October 24, 2018, we announced the acceptance by the NMPA of an NDA for zanubrutinib for the treatment of patients with relapsed/refractory chronic lymphocytic leukemia or small lymphocytic lymphoma.
On November 7, 2018, we announced that the first patient was dosed in a global Phase 3 clinical trial of its investigational BTK inhibitor zanubrutinib compared with ibrutinib in patients with relapsed/refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL).

On November 7, 2018. we announced financial results for the third quarter and first nine months of 2018 and recent business highlights. We are engaged in a series of continuing discussions with national regulatory authorities regarding NDAs for zanubrutinib in Waldenström's macroglobulinemia (WM) and other indications. We had previously announced a plan, based on discussions with the U.S. Food and Drug Administration (FDA), to file for accelerated approval in WM in the first half of 2019. Based on recent discussions with the FDA regarding our filing plans, we are revising guidance around the timing of our first NDA filing for zanubrutinib in the United States. We now expect to submit an initial NDA for zanubrutinib in the United States in 2019 or early 2020.

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

•	costs of comparator drugs in certain of our clinical trials;

•	manufacturing costs related to pre-commercial activities;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations;

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel; and

•	other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.
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

•
establishing manufacturing capabilities or making arrangements with third-party manufacturers to ensure sufficient supply for the clinical development of our drug candidates and commercialization of our drugs;

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
Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, as we continue to support the clinical trials of our drug candidates as treatments for various cancers and as we move these drug candidates into additional clinical trials. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development and commercial programs and plans.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support planned increases in commercialization activities with respect to ABRAXANE® (nanoparticle albumin–bound paclitaxel), REVLIMID® (lenalidomide), and VIDAZA® (azaciditine) in China and the preparation for launch and potential commercialization of our internally-developed drug candidates, if approved. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our drug candidates as treatments for various cancers and the initiation of clinical trials for potential new drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance. We also anticipate increased legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company with our ADS and ordinary shares listed for trading on The NASDAQ Global Select Market and Hong Kong Stock Exchange, respectively.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$38,447	$8,822	$29,625	336%	$93,123	$8,822	$84,301	956%
Collaboration revenue	15,755	211,391	(195,636)	(93)%	46,427	211,391	(164,964)	(78)%
Total revenues	54,202	220,213	(166,011)	(75)%	139,550	220,213	(80,663)	(37)%
Expenses
Cost of sales - product	(8,706)	(1,944)	(6,762)	348%	(19,512)	(1,944)	(17,568)	904%
Research and development	(147,590)	(87,660)	(59,930)	68%	(421,541)	(177,678)	(243,863)	137%
Selling, general and administrative	(48,820)	(15,641)	(33,179)	212%	(122,895)	(35,187)	(87,708)	249%
Amortization of intangible assets	(188)	(63)	(125)	198%	(563)	(63)	(500)	794%
Total expenses	(205,304)	(105,308)	(99,996)	95%	(564,511)	(214,872)	(349,639)	163%
Loss from operations	(151,102)	114,905	(266,007)	NM	(424,961)	5,341	(430,302)	NM
Interest income (expense), net	4,553	(1,785)	6,338	NM	7,997	(3,581)	11,578	NM
Other income, net	1,585	1,103	482	44%	2,389	1,541	848	55%
(Loss) income before income tax expense	(144,964)	114,223	(259,187)	NM	(414,575)	3,301	(417,876)	NM
Income tax benefit	472	3,061	(2,589)	(85)%	7,252	2,680	4,572	171%
Net (loss) income	(144,492)	117,284	(261,776)	NM	(407,323)	5,981	(413,304)	NM
Less: Net loss attributable to noncontrolling interest	(461)	(102)	(359)	351%	(1,809)	(237)	(1,572)	663%
Net (loss) income attributable to BeiGene, Ltd.	$(144,031)	$117,386	$(261,417)	NM	$(405,514)	$6,218	$(411,732)	NM

Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue
Total revenue decreased to $54.2 million for the three months ended September 30, 2018, from $220.2 million for the three months ended September 30, 2017. The following table summarizes the components of revenue for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended
	September 30,		Changes
	2018	2017	$	%
	(dollars in thousands)
Product revenue	38,447	8,822	29,625	336%
Collaboration revenue:
License revenue	—	211,391	(211,391)	(100)%
Reimbursement of research and development costs	13,521	—	13,521	—
Research and development service revenue	2,234	—	2,234	—
Total	54,202	220,213	(166,011)	(75)%
Net product revenue was $38.4 million for the three months ended September 30, 2018, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China. We began recognizing product revenue with sales to our distributors in China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA® was launched in China in February 2018. We had $8.8 million product revenue for the three months ended September 30, 2017.
Collaboration revenue totaled $15.8 million for the three months ended September 30, 2018, and was comprised of $13.5 million for the reimbursement of research and development costs for the clinical trials that Celgene has opted into and $2.2 million related to the recognition of deferred revenue for upfront fees allocated to undelivered research and development services to Celgene. There was $211.4 million collaboration revenue recognized upon transfer of the license to Celgene at contract inception for the three months ended September 30, 2017.

Cost of Sales
Cost of sales increased to $8.7 million for the three months ended September 30, 2018 from $1.9 million for the three months ended September 30, 2017. Cost of sales for the three months ended September 30, 2018 consisted entirely of the cost of products purchased from Celgene and distributed in the PRC.
Research and Development Expense
Research and development expense increased by $59.9 million, or 68.4%, to $147.6 million for the three months ended September 30, 2018 from $87.7 million for the three months ended September 30, 2017. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended
	September 30,		Changes
	2018	2017	$	%
	(dollars in thousands)
External cost of clinical-stage programs	61,371	45,341	16,030	35%
External cost of non-clinical-stage programs	23,523	3,602	19,921	553%
Internal research and development expenses	62,696	38,717	23,979	62%
Total research and development expenses	147,590	87,660	59,930	68%

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical drug candidates, and included the following:

•
Increases of approximately $0.6 million, $13.2 million, $2.1 million and $0.1 million, respectively, for zanubrutinib, tislelizumab and pamiparib, and lifirafenib. The expense increases were primarily due to the expansion of clinical trials for these candidates, including the initiation or continuation of pivotal trials.

•
An increase of approximately $19.9 million in external spending for our non-clinical-stage programs, primarily related to manufacturing costs for pre-commercial activities and costs associated with advancing our preclinical candidates toward clinical trials.

The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:

•	$14.3 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•	$5.1 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;

•
$1.6 million decrease of materials and reagent expenses, mainly in connection with the in-house manufacturing of drug candidates used for clinical purposes, that were previously outsourced and recorded as external cost;

•
$1.4 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and

•	$4.8 million increase of facilities, office expense, rental fee and other expenses to support the growth of our organization.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $33.2 million, or 212.1%, to $48.8 million for the three months ended September 30, 2018, from $15.6 million for the three months ended September 30, 2017. The increase was primarily attributable to the following:

•
$12.4 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the acquired workforce in the acquisition of Celgene’s China operations and expansion of our commercial organization in China;

•	$6.7 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;

•	$2.8 million increase of professional fees for legal, consulting, recruiting, accounting and audit services to support our growing business; and

•
$11.3 million increase of selling, facility, conference fees, travel expenses, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the post-combination cost and expansion of our commercial operations in China.

Interest Income (Expense), Net
Interest income (net) increased to $4.6 million for the three months ended September 30, 2018, as compared to interest expense of $1.8 million for three months ended September 30, 2017. The increase in interest income was primarily attributable to interest income on our larger cash and short-term investment balances exceeding interest expense on our long-term debt.
Other Income, Net
Other income, net, increased to $1.6 million for the three months ended September 30, 2018, from other income of $1.1 million for the three months ended September 30, 2017. The increase was mainly attributable to the impact of foreign currency exchange losses.
Income Tax Benefit
Income tax benefit was $0.5 million for the three months ended September 30, 2018, as compared to $3.1 million for the three months ended September 30, 2017. The income tax benefit for the three months ended September 30, 2018 was primarily attributable to income tax benefit due to the discrete tax benefit on employee share option exercises and the generation of research and development tax credits and the U.S. Orphan Drug Credit for our U.S. operating subsidiary, primarily offset by income tax expense from our commercial operations in China, as well as certain preclusions of compensation-related deductions under Section 162(m) under the Internal Revenue Code.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue
Total revenue decreased to $139.6 million for the nine months ended September 30, 2018, from $220.2 million for the nine months ended September 30, 2017. The following table summarizes the components of revenue for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended
	September 30,		Changes
	2018	2017	$	%
	(dollars in thousands)
Product revenue	93,123	8,822	84,301	956%
Collaboration revenue:
License revenue	—	211,391	(211,391)	(100)%
Reimbursement of research and development costs	39,251	—	39,251	—
Research and development service revenue	7,176	—	7,176	—
Total	139,550	220,213	(80,663)	(37)%

Net product revenue was $93.1 million for the nine months ended September 30, 2018, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China. We began recognizing product revenue with sales to our distributors in

China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA® was launched in China in February 2018. We had $8.8 million product revenue for the nine months ended September 30, 2017.
Collaboration revenue totaled $46.4 million for the nine months ended September 30, 2018, and was comprised of $39.3 million for the reimbursement of research and development costs for the clinical trials that Celgene has opted into, $5.6 million related to the recognition of deferred revenue for upfront fees allocated to undelivered research and development services to Celgene and $1.5 million research and development services for achieving the milestone related to collaboration agreement with Merck KGaA, Darmstadt Germany. There was $211.4 million collaboration revenue recognized upon transfer of the license to Celgene at contract inception for the nine months ended September 30, 2017.
Cost of Sales
Cost of sales increased to $19.5 million for the nine months ended September 30, 2018 from $1.9 million for the nine months ended September 30, 2017. Cost of sales for the nine months ended September 30, 2018 consisted entirely of the cost of products purchased from Celgene and distributed in the PRC.
Research and Development Expense
Research and development expense increased by $243.9 million, or 137.2%, to $421.5 million for the nine months ended September 30, 2018 from $177.7 million for the nine months ended September 30, 2017. The following table summarizes external clinical, external non-clinical and internal research and development expense for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended
	September 30,		Changes
	2018	2017	$	%
	(dollars in thousands)
External cost of clinical-stage programs	204,670	92,099	112,571	122%
External cost of non-clinical-stage programs	51,854	8,943	42,911	480%
Internal research and development expenses	165,017	76,636	88,381	115%
Total research and development expenses	421,541	177,678	243,863	137%
The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical drug candidates, and included the following:

•
Increases of approximately $35.6 million, $54.3 million and $14.3 million, respectively, for zanubrutinib, tislelizumab and pamiparib, partially offset by a decrease of approximately $1.7 million for lifirafenib. The expense increases were primarily due to the expansion of clinical trials for these candidates, including the initiation or continuation of pivotal trials. In addition, external costs of clinical-stage programs include $10 million of in-process research and development expense related to our in-license of sitravitinib for the Asia (excluding Japan), Australia and New Zealand territories.

•
An increase of approximately $42.9 million in external spending for our non-clinical-stage programs, primarily related to manufacturing costs for pre-commercial activities and costs associated with advancing our preclinical candidates toward clinical trials.

The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:

•	$40.3 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•	$18.6 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;

•
$8.3 million increase of materials and reagent expenses, mainly in connection with the in-house manufacturing of drug candidates used for clinical purposes, that were previously outsourced and recorded as external cost;

•
$10.3 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and

•	$10.9 million increase of facilities, office expense, rental fee and other expenses to support the growth of our organization.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $87.7 million, or 249.3%, to $122.9 million for the nine months ended September 30, 2018, from $35.2 million for the nine months ended September 30, 2017. The increase was primarily attributable to the following:

•
$32.5 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the acquired workforce in the acquisition of Celgene’s China operations and expansion of our commercial organization in China;

•	$16.1 million increase of share-based compensation expense, primarily attributable to our increased headcount and higher share price;

•	$7.5 million increase of professional fees for legal, consulting, recruiting, accounting and audit services to support our growing business; and

•
$31.6 million increase of selling, facility, conference fees, travel expenses, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the post-combination cost and expansion of our commercial operations in China.

Interest Income/(Expense), Net
Interest income (net) increased to $8.0 million for the nine months ended September 30, 2018, as compared to the interest expense (net) of $3.6 million for nine months ended September 30, 2017. The increase in interest income was primarily attributable to interest income on our larger cash and short-term investment balances.
Other Income, Net
Other income(net) increased by $0.8 million to $2.4 million for the nine months ended September 30, 2018, from $1.5 million of other income (net) for the nine months ended September 30, 2017. The increase was mainly attributable to the impact of foreign currency exchange losses.
Income Tax Benefit
Income tax benefit was $7.3 million for the nine months ended September 30, 2018, as compared to $2.7 million for the nine months ended September 30, 2017. The income tax benefit as of September 30, 2018 was primarily attributable to income tax benefit due to the discrete tax benefit on employee share option exercises and the generation of research and development tax credits and the U.S. Orphan Drug Credit for our U.S. operating subsidiary, partially offset by income tax expense from our commercial operations in China, as well as certain preclusions of compensation-related deductions under Section 162(m) under the Internal Revenue Code.
Liquidity and Capital Resources
Since inception, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $144.5 million and $407.3 million, respectively, for the three and nine months ended September 30, 2018, and net profit of $117.3 million and $6.0 million, respectively, for the three and nine months ended September 30, 2017, as a result of up-front fees received under our license agreement with Celgene. As of September 30, 2018, we had an accumulated deficit of $739.0 million. Our primary use of cash is to fund our research and development activities and to support the commercialization of our products in China and planned product launches in China and the United States. Our operating activities used $353.8 million and $81.0 million during the nine months ended September 30, 2018 and 2017, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities, proceeds from our collaboration agreements with Celgene and Merck KGaA, Darmstadt

Germany, and sales of ABRAXANE®, REVLIMID® and VIDAZA® in China. During the nine months ended September 30, 2018, we raised $1.6 billion in net proceeds from two follow-on public offerings, including an offering of our ADSs in January 2018 and an offering of our ordinary shares in August 2018 in which we listed our ordinary shares for trading on The Hong Kong Stock Exchange, resulting in the dual listing of our shares in both the United States and Hong Kong.
As of September 30, 2018, we had cash, cash equivalents, restricted cash, and short-term investments of $2.1 billion, including approximately $143.2 million of cash, cash equivalents and restricted cash held by our joint venture, BeiGene Biologics, to build a commercial biologics facility in Guangzhou, China and to fund research and development of biologics drug candidates in China. Restricted cash of $67.3 million represents secured deposits of BeiGene Guangzhou Factory held in designated bank accounts for the issuance of a letter of credit and import duty tax, funds held in escrow for the purchase of Beijing Innerway Bio-tech Co., Ltd. and restricted cash deposits as security for a long-term bank loan.
The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	(353,823)	(80,997)
Net cash used in investing activities	(850,856)	(288,077)
Net cash provided by financing activities	1,681,734	487,308
Net effect of foreign exchange rate changes	(5,861)	2,762
Net increase in cash, cash equivalents, and restricted cash	471,194	120,996

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
Operating Activities
Operating activities used $353.8 million of cash in the nine months ended September 30, 2018, which resulted principally from our net loss of $407.3 million and an increase in our net operating assets and liabilities of $16.6 million, offset by non-cash charges of $70.1 million. The increase in our net operating assets was primarily due to an increase of $34.3 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, a decrease in taxes payable of $7.6 million, an increase in accounts receivables of $7.9 million related to collections on product sales from our collaboration with Celgene, an increase of $8.8 million in inventories and an increase of $8.5 million in other non-current assets primarily related to rental deposits, and a decrease in deferred revenue of $5.7 million, all of which had a negative impact on operating cash flow. These cash uses were partially offset by an increase of $31.9 million in accounts payable and accrued expenses related to payments for external research and development costs, payroll-related costs and selling, general and administrative expenses to support our growing business, an increase of $12.9 million in other long-term liabilities primary related to government subsidies, and a decrease in unbilled receivables of $11.4 million related to the Celgene collaboration, all of which have a positive impact on operating cash flow. Our non-cash charges and other adjustments to our net loss during the nine months ended September 30, 2018 primarily consisted of $61.2 million of share-based compensation expense, $10.0 million of acquired in-process research and development related to our license agreement with Mirati, $6.0 million of non-cash interest expense and $7.0 million of depreciation expense, offset by $8.8 million related to deferred tax benefits, $4.4 million of amortization of bond discount and $0.8 million of disposal gain on available-for-sale securities.
During the nine months ended September 30, 2017, operating activities used $81.0 million of cash, which resulted principally from our net income of $6.0 million, adjusting for non-cash charges of $28.1 million and by cash provided by our operating assets and liabilities of $115.1 million. Our net non-cash charges during the nine months ended September 30, 2017 primarily consisted of $26.4 million of share-based compensation expense, $4.8 million of non-cash interest expense and $2.7 million of depreciation expense, offset by $5.9 million related to deferred tax benefits. Our operating assets increased $10.5 million for accounts receivable related to product sales and $171.0 million for unbilled receivables related to the balance of the upfront fees from Celgene due in December 2017. Operating liabilities increased $38.6 million related to deferred revenue under the Celgene collaboration and $45.1 million due to increased payables and accrued expenses from increased payroll-related costs, R&D external costs and selling, general and administrative expenses to support our growing business.

Investing Activities
Investing activities used $850.9 million of cash in the nine months ended September 30, 2018, consisting of purchases of investment securities of $2.1 billion, $10.0 million of in-process research and development related to the license agreement with Mirati, a $7.9 million prepayment for the Beijing Innerway Bio-tech Co., Ltd. acquisition and capital expenditures of $47.3 million primarily related to our Guangzhou and Suzhou manufacturing facilities. These cash uses were offset by sales and maturities of investment securities of $1.3 billion.
Investing activities used $288.1 million for the nine months ended September 30, 2017, which consisted of sale or maturity of available-for-sale securities of $245.9 million, offset by purchases of investment securities of $514.1 million, capital expenditures of $27.4 million and a $12.4 million payment to acquire land use rights in Guangzhou, China, partially offset by $19.9 million of cash acquired in the acquisition of BeiGene Pharmaceutical (Shanghai) Co., Ltd., net of cash paid.
Financing Activities
Financing activities provided $1.7 billion of cash in the nine months ended September 30, 2018, consisting of $757.6 million of net proceeds from our follow-on public offering of ADSs in January 2018, $869.7 million of net proceeds from our follow-on public offering and the initial listing of our ordinary shares on The Hong Kong Stock Exchange in August 2018, $42.3 million from a new long-term bank loan to fund our Guangzhou manufacturing facility, and $20.9 million from the exercise of employee share options. These sources of cash were partially offset by a $8.7 million repayment of a bank loan for our Suzhou manufacturing facility.
Financing activities provided $487.3 million in the nine months ended September 30, 2017, which related to proceeds from the shareholder loan of $132.8 million and the capital contribution in BeiGene Biologics by GET of $14.5 million, $188.5 million of net proceeds from our follow-on offering, $149.9 million from an equity contribution by Celgene Switzerland, and $1.6 million from the exercise of employee stock options.
Operating Capital Requirements
We do not expect to generate significant revenue from product sales of our internally developed drug candidates unless and until we obtain regulatory approval for and commercialize one of our current or future drug candidates. We have exclusive rights to distribute and promote Celgene’s approved cancer therapies in China, for which we began recognizing revenue in the third quarter of 2017. We anticipate that we will continue to generate losses for the foreseeable future, and we expect our losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and prepare for commercialization and begin to commercialize any approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing of our in-licensed drug products in China and, subject to obtaining regulatory approval, our drug candidates. Accordingly, we anticipate that we will need substantial additional funding prior to generating sufficient cash from operations to fund our continuing operations.
Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2018, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally; our other ongoing and planned clinical trials; regulatory filing and registration of our late-stage drug candidates; expansion of commercial operations in China and preparation for launch of our drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drugs and drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

Until such time, if ever, as we can generate substantial product revenue from our internally developed drug candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and government grants. Under SEC rules, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On May 26, 2017, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs or ordinary shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at September 30, 2018:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	32,311	9,993	16,365	5,535	418
Debt obligations	195,969	8,736	70	148,799	38,364
Capital commitments	55,983	55,983	—	—	—
Total	284,263	74,712	16,435	154,334	38,782

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

Debt Obligations
Long-term Bank Loan
On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow $17.4 million (RMB 120 million) at a 7% fixed annual interest rate. As of September 30, 2018, we have drawn down the entire $17.4 million, which is secured by BeiGene (Suzhou)’s equipment with a net carrying amount of $18.2 million and our rights to a PRC patent on a drug candidate. $8.7 million was repaid on September 20, 2018, and the remaining $8.7 million is due on September 30, 2019.
On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow $84.5 million (RMB 580 million) at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. The Company plans to draw down the entire available amount before December 31, 2019. The loan is secured by BeiGene Guangzhou Factory’s land use right with a net carrying amount of $11.6 million. Interest expense will be paid quarterly until the loan is fully settled. As of September 30, 2018, the Company has drawn down $40.8 million in aggregate principal amount of this loan. Maturity dates range from 2021 to 2027.
Shareholder Loan
On March 7, 2017, BeiGene Biologics entered into a shareholder loan with GET, pursuant to which, GET provided a shareholder loan to BeiGene Biologics for a principal amount of RMB900 million at an 8% fixed annual interest rate. The term of the shareholder loan is 72 months, commencing from the actual drawdown date of April 14, 2017 and ending on April 13, 2023, unless converted earlier. On April 14, 2017, we drew down the entire RMB900 million from GET.
Capital Commitments
We had capital commitments amounting to $56.0 million for the acquisition of property, plant and equipment as of September 30, 2018, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
Other Business Agreements
We enter into agreements with CROs in the normal course of business and other entities from time to time to license intellectual property. We have not included future payments under these agreements in the table of contractual obligations above since the contracts are cancelable at any time by us with prior written notice or the licensing fees are currently not determinable.
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

Except for the changes to our critical accounting policies related to the adoption of the Revenue ASUs and ASU 2016-16, and the accounting for the acquisition of in-process research and development expense discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, there have been no other material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2018, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
For accounting policies relating to the three and nine months ended September 30, 2018 and the related impact on adoption, see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Recent Government Regulations
The section of our Annual Report on Form 10-K for the year ended December 31, 2017 entitled “Item 1. Business—Government Regulation—PRC Regulation—PRC Drug Regulation” is updated to reflect the regulatory developments in the PRC disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 under the caption “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Governmental Regulations”, which are incorporated by reference herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $643.5 million and $239.6 million, restricted cash of $67.3 million and nil, and short-term investments of $1,390.3 million and $597.9 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, our cash and cash equivalents were deposited with various major reputable financial institutions located within and without the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit and import duty tax, funds held in escrow for the purchase of the company that owned our leased research, development and office facility in Changping, Beijing, China, and restricted cash deposits as security for a long-term bank loan. At September 30, 2018, our short-term investments consisted primarily of U.S. treasury securities and U.S. agency securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents and short-term investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of September 30, 2018 by $4.2 million.
We do not believe that our cash, cash equivalents, restricted cash and short-term investments have significant risk of default or illiquidity. While we believe that our cash, cash equivalents, restricted cash and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Foreign Currency Exchange Rate Risk
We are exposed to foreign exchange risk arising from various currency exposures. Our functional currency is the U.S. dollar, but a portion of our operating transactions and assets and liabilities are in other currencies, such as RMB, Australian dollar. Swiss franc, Euro and Hong Kong dollars. To date, we have not extensively used derivative financial instruments to hedge exposure to such risk, although we may adopt hedging strategies in the future.
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was depreciation of approximately 5.6% in the nine months ended September 30, 2018 and appreciation of approximately 6.5% in the year ended December 31, 2017, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
In addition, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our receivables, earnings or losses.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 30, 2018, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report, including our financial statements and the related notes and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs or ordinary shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our ADSs and ordinary shares could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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

•
manufacturing or obtaining sufficient supplies of our drugs, drug candidates and any competitor drug products that may be necessary for use in clinical trials for evaluation of our drug candidates and commercialization of our drugs.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays in our ability or be unable to obtain approval for and/or to successfully commercialize our drugs and drug candidates, which would materially harm our business and we may not be able to generate sufficient revenues and cash flows to continue our operations.

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
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; our inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites; manufacturing issues, including problems with manufacturing, supply quality, compliance with China’s drug Good Manufacturing Practice, current good manufacturing practice, or GMP, or obtaining from third parties sufficient quantities of a drug candidate for use in a clinical trial or for commercialization; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or not rely on the results of clinical research for various reasons, including noncompliance with regulatory requirements; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our drugs and drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates or commercialization of our drugs may be insufficient or inadequate.
If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if they raise safety concerns, we may:

•	be delayed in obtaining regulatory approval for our drug candidates;

•	not obtain regulatory approval at all;

•	obtain approval for indications that are not as broad as intended;

•	have the drug removed from the market after obtaining regulatory approval;

•	be subject to additional post-marketing testing requirements;

•	be subject to warning labels or restrictions on how the drug is distributed or used; or

•	be unable to obtain reimbursement for use of the drug.

Significant clinical trial or regulatory delays may also increase our development costs and could shorten any periods during which we have the exclusive right to commercialize our drug candidates or allow our competitors to bring drugs to market before we do. This could impair our ability to commercialize our drug candidates and may harm our business and results of operations.
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
*The regulatory approval processes of the regulatory authorities in the United States, China, Europe and other comparable regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
The time required to obtain approval by the U.S. Food and Drug Administration, or FDA, the National Medical Products Administration of China, or NMPA (formerly known as the China Food and Drug Administration or China Drug Administration), the European Medicines Agency, or EMA, and other comparable regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends on numerous factors, including the substantial discretion of the regulatory authorities.
Our drug candidates could be delayed or fail to receive regulatory approval for many reasons, including:

•	failure to begin or complete clinical trials due to disagreements with regulatory authorities;

•	failure to demonstrate that a drug candidate is safe and effective or that a biologic candidate is safe, pure, and potent for its proposed indication;

•	failure of clinical trial results to meet the level of statistical significance required for approval;

•	reporting or data integrity issues related to our clinical trials;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	changes in approval policies or regulations that render our preclinical and clinical data insufficient for approval or require us to amend our clinical trial protocols;

•
regulatory requests for additional analyses, reports, data, nonclinical studies and clinical trials, or questions regarding interpretations of data and results and the emergence of new information regarding our drug candidates or other products;

•
failure to satisfy regulatory conditions regarding endpoints, patient population, available therapies and other requirements for our clinical trials in order to support marketing approval on an accelerated basis or at all;

•	our failure to conduct a clinical trial in accordance with regulatory requirements or our clinical trial protocols; and

•
clinical sites, investigators or other participants in our clinical trials deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial.

The FDA, NMPA, EMA or a comparable regulatory authority may require more information, including additional preclinical, chemistry, manufacturing and controls, or CMC, and/or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.
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
In China, prior to seeking approval from the NMPA, a pharmaceutical company needs to determine the drug’s registration category, which will determine the requirements for its clinical trial and marketing application. These categories range from Category 1, for drugs incorporating a new chemical entity that has not previously been marketed anywhere in the world, to Category 2, for drugs with new indications, dosage forms or routes of administration and the like, to Categories 3 and 4, for certain generic drugs, to Category 5, for “originator” (what would be known elsewhere as innovative) or generic drugs previously marketed abroad but not yet approved for marketing in China. Therapeutic biologics follow a similar classification system. All of our internally developed drug candidates are classified as Category 1 based on the respective clinical trial approval from the NMPA, which is a favored category for regulatory review and approval.
The NMPA has adopted several mechanisms for expedited review and approval for drug candidates that apply to Category 1 drug candidates. While we believe that the Category 1 designation of our internally developed clinical stage drug candidates should provide us with a significant regulatory, and therefore commercial, advantage over non-Chinese companies seeking to market products in China, we cannot be sure that this will be the case. The pharmaceutical regulatory environment is evolving quickly, and changes in laws, regulations, enforcement and internal policies could result in the “favored” status of Category 1 products changing, or being eliminated altogether or our products classification in Category 1 changing. We cannot be certain that the advantages we believe will be conferred by our Category 1 classifications will be realized or result in any material development or commercial advantage.
*The absence of patent-linkage, patent-term extension and data and market exclusivity for NMPA-approved pharmaceutical products could increase the risk of early generic competition with our products in China.
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
In China, however, there is no currently effective law or regulation providing patent term extension, patent linkage, or data exclusivity (referred to as regulatory data protection). Therefore, a lower-cost generic drug can emerge onto the market much more quickly. Chinese regulators have set forth a framework for integrating patent linkage and data exclusivity into the Chinese regulatory regime, as well as for establishing a pilot program for patent term extension. To be implemented, this framework will require adoption of regulations. To date, the NMPA has issued several draft implementing regulations in this regard for public comment but no regulations have been formally issued. These factors result in weaker protection for us against generic competition in China than could be available to us in the United States until the relevant implementing regulations for extension, patent linkage, or data exclusivity are put into effect officially in China.
Chinese manufacturing facilities have historically experienced issues operating in line with established GMPs and international best practices, and passing FDA and NMPA inspections, which may result in a longer and costlier current good manufacturing practice inspection and approval process by the FDA or NMPA for our Chinese manufacturing processes and third party contract manufacturers.
To obtain and NMPA FDA approval for our products in the United States and China, respectively, we will need to undergo strict pre‑approval inspections of our manufacturing facilities, which we have located in China, or the manufacturing facilities of our contract manufacturers. Historically, some manufacturing facilities in China have had difficulty meeting the FDA’s or NMPA's standards. When inspecting our or our contractors' Chinese manufacturing facilities, the FDA or NMPA might cite cGMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA or NMPA notes deficiencies as a result of this inspection, it will generally reinspect the facility to determine if the deficiency was remediated to its satisfaction. The FDA or NMPA may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we cannot satisfy the FDA and NMPA as to our compliance with cGMP in a timely basis, FDA or NMPA marketing approval for our products could be seriously delayed, which in turn would delay commercialization of our drug candidates.
*Undesirable adverse events caused by our drugs and drug candidates could interrupt, delay or halt clinical trials, delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.
Undesirable adverse events, or AEs, caused by our drugs drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, NMPA, EMA or other comparable regulatory authorities, or could result in limitations or withdrawal following approvals. If results of our trials reveal a high and unacceptable severity or prevalence of AEs, our trials could be suspended or terminated and the FDA, NMPA, EMA or other comparable regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates.
Numerous drug-related AEs and serious AEs, or SAEs, have been reported in our clinical trials. Some of these events have led to patient death. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such disclosure speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events, or IRAEs, have been associated with treatment with checkpoint inhibitors such as our investigational PD-1 inhibitor tislelizumab, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any New Drug Application, or NDA, or Biologics License Application, or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
The regulatory approvals for our drugs and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, which could adversely affect the drug’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the drug or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a REMS program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID®. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval.
The FDA, NMPA, EMA or comparable regulatory authorities may seek to impose a consent decree or withdraw marketing approval if compliance with regulatory requirements is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our drugs or drug candidates or with our drug’s manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our drugs, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, untitled or warning letters, or holds on clinical trials;

•
refusal by the FDA, NMPA, EMA or comparable regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals or withdrawal of approvals;

•	product seizure or detention, or refusal to permit the import or export of our drugs and drug candidates; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA, NMPA, EMA and other regulatory authorities strictly regulate the marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for their approved indications and for use in accordance with the provisions of the approved label. The FDA, NMPA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, NMPA, EMA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, particularly in China, where the regulatory environment is constantly evolving. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.
In addition, if we were able to obtain accelerated approval of any of our drug candidates, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and may also require post-marketing safety studies. Other comparable regulatory authorities outside the United States, such as the NMPA or EMA, may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
*If safety, efficacy, or other issues arise with any medical product that is used in combination with our drugs, we may be unable to market such drug or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.
We plan to develop certain of our drug candidates for use as a combination therapy. If the FDA, NMPA, EMA or another comparable regulatory agency revokes its approval of another therapeutic we use in combination with our drug candidates, we will not be able to market our drug candidates in combination with such revoked therapeutic. If safety or efficacy issues arise with these or other therapeutics that we seek to combine with our drug candidates in the future, we may experience significant regulatory delays, and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any component of our combination drug candidates, we may not be able to complete clinical development of our drug candidates on our current timeline or at all.
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
We have not yet demonstrated an ability to receive regulatory approval for our drug candidates. For example, we have limited experience in preparing the required materials for regulatory submission and do not have experience navigating the regulatory approval process. As a result, our ability to successfully submit an NDA or BLA and obtain regulatory approval for our drug candidates may involve more inherent risk, take longer, and cost more than it would if we were a company with experience in obtaining regulatory approvals.
Regulatory authorities outside of the United States, such as the NMPA and EMA, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking non-U.S. regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain non-U.S. regulatory approvals on a timely basis, if at all.
The process to develop, obtain regulatory approval for and commercialize drug candidates is long, complex and costly both inside and outside the United States and China, and approval is never guaranteed. Even if our drug candidates were to successfully obtain approval from the regulatory authorities, any approval might significantly limit the approved indications for use, or require that precautions, contraindications or warnings be included on the product labeling, or require expensive and time-consuming post-approval clinical trials or surveillance as conditions of approval. Following any approval for commercial sale of our drug candidates, certain changes to the drug, such as changes in manufacturing processes and additional labeling claims, may be subject to additional review and approval by the FDA, NMPA and EMA and comparable regulatory authorities. Also, regulatory approval for any of our drug candidates may be withdrawn. If we are unable to obtain regulatory approval for our drug candidates in one or more jurisdictions, or any approval contains significant limitations, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue the development of any other drug candidate in the future.

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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we commercialize or may develop. Our competitors also may obtain approval from the FDA, NMPA, EMA or other comparable regulatory authorities for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and or slow our regulatory approval.
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

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	potential third-party patent rights or potentially reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements, including the loss of normal trade status between China and the United States;

•	economic weakness, including inflation;

•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;

•	the effects of applicable non-U.S. tax structures and potentially adverse tax consequences;

•	currency fluctuations, which could result in increased operating expenses and reduced revenue;

•	workforce uncertainty and labor unrest;

•	failure of our employees and contracted third parties to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

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
Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $739.0 million and $330.5 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue and expand our development of, and seek regulatory approvals for, our drug candidates, and continue to commercialize the drugs that we have licensed from Celgene in China and any other drugs that we may successfully develop or license. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company in the United States and Hong Kong. We will also incur costs in support of our growth as a commercial-stage global biopharmaceutical company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of commercializing any approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

*We will need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary drug candidates.
Our drug candidates will require the completion of clinical development, regulatory review, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Our operations have consumed substantial amounts of cash since inception. Our operating activities provided $12.8 million and used $89.5 million of net cash during the years ended December 31, 2017 and 2016, respectively, and used $353.8 million and $81.0 million of net cash during the nine months ended September 30, 2018 and 2017, respectively. We recorded negative net cash flows from operating activities in 2016 primarily due to our net loss of $119.2 million. Although we recorded positive net cash flows from operating activities in 2017, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. Our liquidity and financial condition may be materially and adversely affected by the negative net cash flows, and we cannot assure you that we will have sufficient cash from other sources to fund our operations. If we resort to other financing activities to generate additional cash, we will incur financing costs and we cannot guarantee that we will be able to obtain the financing on terms acceptable to us, or at all, and if we raise finance by issuing further equity securities your interest in our company may be diluted. If we have negative operating cash flows in the future, our liquidity and financial condition may be materially and adversely affected.
We expect to continue to spend substantial amounts on drug discovery, advancing the clinical development of our drug candidates, commercializing our drugs and launching and commercializing any drug candidates for which we receive regulatory approval, including building our own commercial organization to address markets in China, the United States and other markets.
While we have generated product revenue in China since September 2017 from sales of our drugs licensed from Celgene, these revenues are not sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investments to meet our projected operating requirements for at least the next 12 months. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to complete all global development or commercially launch all of our current drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we will require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

•	the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the outcome, timing and cost of regulatory approvals of our drug candidates;

•	the number and characteristics of drug candidates that we may in-license and develop;

•	the amount and timing of the milestone and royalty payments we receive from our collaborators;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	selling and marketing costs associated with our drugs in China and any future drug candidates that may be approved, including the cost and timing of expanding our marketing and sales capabilities;

•	the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;

•	cash requirements of any future acquisitions, licensing and/or the development of other drug candidates;

•	the cost and timing of development and completion of commercial-scale internal or outsourced manufacturing activities; and

•	our headcount growth and associated costs.

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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $643.5 million, $239.6 million and $87.5 million, restricted cash of $67.3 million, nil and nil and short-term investments of $1,390.3 million, $597.9 million and $280.7 million at September 30, 2018, December 31, 2017 and 2016, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of September 30, 2018 and December 31, 2017, our short-term investments consisted primarily of U.S. Treasury securities, U.S. agency securities and time deposits. Although we believe that the U.S. Treasury securities, U.S. agency securities and time deposits are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs for our clinical programs and our clinical investigators are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, NMPA, EMA and other comparable regulatory authorities for all of our drugs in clinical development. If we or any of our CROs or clinical investigators fail to comply with applicable GCPs and other regulatory requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, NMPA, EMA or comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our pivotal clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We could also be subject to government investigation and enforcement actions.
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
Although we intend to further develop our own manufacturing facilities, we also intend to use third parties as part of our manufacturing process and for the clinical and commercial supply of our drugs and drug candidates. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA, NMPA, EMA or other comparable regulatory authorities must evaluate and/or approve any manufacturers as part of their regulatory oversight of our drug candidates. This evaluation would require new testing and cGMP-compliance inspections by FDA, NMPA, EMA or other comparable regulatory authorities;

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
On March 17, 2018, the General Office of the State Council promulgated the Measures for the Management of Scientific Data, or the Scientific Data Measures, which provides a broad definition of scientific data and relevant rules for the management of scientific data. According to the Scientific Data Measures, enterprises in China must seek governmental approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Further, any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. Given the term state secret is not clearly defined, if and to the extent our research and development of drug candidates will be subject to the Scientific Data Measures and any subsequent laws as required by the relevant government authorities, we cannot assure you that we can always obtain relevant approvals for sending scientific data (such as the results of our pre-clinical studies or clinical trials conducted within China) abroad or to our foreign partners in China. If we are unable to obtain necessary approvals in a timely manner, or at all, our research and development of drug candidates may be hindered, which may materially and adversely affect our business, results of operations, financial conditions and prospects. If the relevant government authorities consider the transmission of our scientific data to be in violation of the requirements under the Scientific Data Measures, we may be subject to fines and other administrative penalties imposed by those government authorities.

Risks Related to Our Industry, Business and Operations
*Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on Xiaodong Wang, Ph.D., our Co-Founder, Chairman of our scientific advisory board, which may from time to time provide us assistance upon our request, and director; John V. Oyler, our Co-Founder, Chief Executive Officer and Chairman of the board of directors; and the other principal members of our management and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
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
At the beginning of 2017, we had over 320 employees, and we ended the year with approximately 900 employees. As of September 30, 2018, we had over 1,700 employees.  Most of our employees are full-time. As our development and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, manufacturing, sales, marketing, financial and other personnel. Our recent growth and any future growth will impose significant added responsibilities on members of management, including:

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
*We incur significant costs as a result of operating as a public company in the United States and Hong Kong, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We may be exposed to potential risks if we are unable to comply with these requirements.

As a public company in the United States and Hong Kong, we are subject to the periodic reporting requirements of the Exchange Act and the listing rules of the Stock Exchange of Hong Kong Ltd., or HKEx, and incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, together with rules implemented by the U.S. Securities and Exchange Commission, or SEC, and applicable market regulators, and the listing rules of the HKEx. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We have limited experience complying with Section 404, and such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our ordinary shares and/or ADSs could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities and our business could be harmed.
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
Because we operate in China and other countries outside of the United States, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the United States Department of Commerce and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, and other agencies, including the Foreign Investment Risk Review Modernization Act, or FIRRMA, adopted in August 2018; the effects of applicable local tax regimes and potentially adverse tax consequences; and significant adverse changes in local currency exchange rates.
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
In addition to the similar manufacturing risks described in “—Risks Related to Our Reliance on Third Parties,” our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA, NMPA, EMA or other comparable regulatory agencies to ensure compliance with cGMP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drug candidates or the commercialization of our drugs, if approved. We also may encounter problems with the following:

•	achieving adequate or clinical-grade materials that meet FDA, NMPA, EMA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;

•	shortages of qualified personnel, raw materials or key contractors; and

•	ongoing compliance with cGMP regulations and other requirements of the FDA, NMPA, EMA or other comparable regulatory agencies.

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
Risks Related to Our Doing Business in the PRC
The pharmaceutical industry in China is highly regulated, and such regulations are subject to change, which may affect approval and commercialization of our drugs.
A large portion of our business is conducted in China. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, which we expect will continue. While we believe our strategies regarding pharmaceutical development and commercialization in China are aligned with the Chinese government's policies, they may in the future diverge, requiring a change in our strategies. Any such change may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our drug candidates or drugs in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China.
Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. Reports of what have come to be viewed as significant quality-control failures by Chinese vaccine manufacturers have led to enforcement action against officials responsible for implementing national reforms favorable to innovative drugs (such as ours). While not directly affecting us, this macro-industry event could cause state or private resources to be diverted away from fostering innovation and be redirected toward regulatory enforcement, which could adversely affect our development and commercialization activities and increase our compliance cost.
Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.
Due to our extensive operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors of the PRC. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the PRC government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and results of operation. More generally, if the business environment in the PRC deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in the PRC may also be adversely affected.

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
Additionally, the NMPA’s recent reform of the drug and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our drug candidates in a timely manner.
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
*Any failure to comply with PRC regulations regarding our employee equity plans and investments in offshore companies by PRC residents may subject the PRC plan participants and PRC-residents beneficial owners or us to fines and other legal or administrative sanctions.
We and our directors, executive officers and other employees who are PRC residents have participated in our employee equity plans. We are an overseas listed company, and therefore, we and our directors, executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted share units, restricted shares, options or other forms of equity incentives or rights to acquire equities are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plan of Overseas Publicly Listed Company, according to which, employees, directors, supervisors and other management members participating in any share incentive plan of an overseas publicly listed company who are PRC citizens or who are non-PRC citizens residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, are required to register with the State Administration of Foreign Exchange, or the SAFE, through a domestic qualified agent, which could be a PRC subsidiary of such overseas listed company, and complete certain other procedures. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under PRC law.
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
If we or our directors, executive officers or other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted equity awards or other rights to acquire equities fail to register the employee equity plans or their exercise of options or vesting of equity awards, or such PRC-resident beneficial owners fails to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37, we and such employees and PRC-beneficial owners may be subject to (i) legal or administrative sanctions imposed by the SAFE or other PRC authorities, including fines; (ii) restrictions on our cross-border investment activities; (iii) limits on the ability of our wholly owned subsidiaries in China to distribute dividends or the proceeds from any reduction in capital, share transfer or liquidation to us; and (iv) prohibitions on our ability to inject additional capital into these subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions.
*We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of September 30, 2018 and December 31, 2017, these restricted assets totaled $43.9 million and $29.9 million, respectively.
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
In the past, local governments in the PRC granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grant and subsidies recognized in the income statement for the nine month periods ended September 30, 2018 and 2017, and the years ended December 31, 2017, and 2016 were $4,157,000, $1,833,000, $20,957,000 and $1,363,000, respectively.
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
The Nasdaq and HKEx have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our ordinary shares and the ADSs representing them might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares. Because of the different characteristics of the U.S. and Hong Kong equity markets, the historic market prices of our ADSs may not be indicative of the performance of our securities (including the ordinary shares) going forward.
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

As of October 31, 2018, 772,363,184 ordinary shares, par value $0.0001 per share, were outstanding, of which 586,882,777 ordinary shares were held in the form of 45,144,829 American Depositary Shares, each representing 13 ordinary shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 58.7% of our outstanding ordinary shares as of October 25, 2018. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions.

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
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes is generally required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Each Ten Percent Shareholder is also required to include in gross income its “global intangible low-taxed income,” which is determined by reference to the income of CFCs of which such Ten Percent Shareholder is a Ten Percent Shareholder. Ten Percent Shareholders that are corporations may be entitled to a deduction equal to the foreign portion of any dividend when a dividend is paid. A non-U.S. corporation will generally be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Internal Revenue Code of 1986, as amended), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation or 10% of the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. Although we believe we are not a CFC now, we may become one or own interests in one in the future. Holders are urged to consult their own tax advisors with respect to our potential CFC status and the consequences thereof.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1†	Amended and Restated BeiGene, Ltd. 2016 Share Option and Incentive Plan		8-K (Exhibit 10.3)	8/13/2018	001-37686
10.2†	Form of Restricted Share Unit Award Agreement for Consultants under the Amended and Restated BeiGene, Ltd. 2016 Share Option and Incentive Plan	X
10.3†	Amended and Restated BeiGene, Ltd. 2018 Inducement Equity Plan		8-K (Exhibit 10.1)	8/13/2018	001-37686
10.4†	Amended and Restated BeiGene, Ltd. 2018 Employee Share Purchase Plan		8-K (Exhibit 10.2)	8/13/2018	001-37686
10.5†	Consulting Agreement, dated July 24, 2018, by and between the Registrant and Xiaodong Wang		10-Q (Exhibit 10.8)	8/9/2018	001-37686
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements
X

†Indicates a management contract or any compensatory plan, contract or arrangement.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: November 8, 2018	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)