Form 10-Q
period 2019-03-31
BeiGene, Ltd.
filed 2019-05-09
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 13 Ordinary Shares, par value $0.0001 per share	BGNE	The NASDAQ Global Select Market
Ordinary Shares, par value $0.0001 per share*	06160	The Stock Exchange of Hong Kong Limited
As of April 30, 2019, 777,672,755 ordinary shares, par value $0.0001 per share, were outstanding, of which 606,358,597 ordinary shares were held in the form of 46,642,969 American Depositary Shares, each representing 13 ordinary shares.
*Included in connection with the registration of the American Depositary Shares with the Securities and Exchange Commission. The ordinary shares are not registered or listed for trading in the United States but are listed for trading on The Stock Exchange of Hong Kong Limited.

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		March 31,	December 31,
	Note	2019	2018
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		764,492	712,937
Short-term restricted cash	5	14,900	14,544
Short-term investments	5	849,167	1,068,509
Accounts receivable		58,976	41,056
Unbilled receivable		6,114	8,612
Inventories	6	13,140	16,242
Prepaid expenses and other current assets	12	89,941	81,942
Total current assets		1,796,730	1,943,842
Long-term restricted cash	5	8,991	13,232
Property, plant and equipment, net	7	197,806	157,061
Land use right, net	1	—	45,058
Operating lease right-of-use assets	9	72,624	—
Intangible assets, net	10	6,841	7,172
Goodwill		109	109
Deferred tax assets	11	30,526	29,542
Other non-current assets	12	58,605	53,668
Total non-current assets		375,502	305,842
Total assets		2,172,232	2,249,684
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		105,320	113,283
Accrued expenses and other payables	12	90,737	100,414
Deferred revenue, current portion		17,504	18,140
Tax payable	11	6,857	5,888
Current portion of operating lease liabilities	9	9,451	—
Current portion of long-term bank loan	13	8,940	8,727
Total current liabilities		238,809	246,452
Non-current liabilities:
Long-term bank loan	13	77,480	40,785
Shareholder loan	14	155,174	148,888
Deferred revenue, non-current portion		8,240	9,842
Operating lease liabilities	9	19,545	—
Deferred tax liabilities		11,333	11,139
Other long-term liabilities	12	38,972	38,931
Total non-current liabilities		310,744	249,585
Total liabilities		549,553	496,037
Commitments and contingencies	21
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 777,413,184 and 776,263,184 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively		78	77
Additional paid-in capital		2,777,474	2,744,814
Accumulated other comprehensive income	18	6,072	1,526
Accumulated deficit		(1,174,855)	(1,007,215)
Total BeiGene, Ltd. shareholders’ equity		1,608,769	1,739,202
Noncontrolling interest		13,910	14,445
Total equity		1,622,679	1,753,647
Total liabilities and equity		2,172,232	2,249,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended
		March 31,
	Note	2019	2018
		$	$
Revenues
Product revenue, net	15	57,421	23,250
Collaboration revenue	3	20,412	9,294
Total revenues		77,833	32,544
Expenses
Cost of sales - product		(15,261)	(4,550)
Research and development		(178,351)	(109,700)
Selling, general and administrative		(57,645)	(28,915)
Amortization of intangible assets		(331)	(188)
Total expenses		(251,588)	(143,353)
Loss from operations		(173,755)	(110,809)
Interest income, net		4,477	1,552
Other income, net		1,728	729
Loss before income taxes		(167,550)	(108,528)
Income tax (expense) benefit	11	(519)	3,412
Net loss		(168,069)	(105,116)
Less: net loss attributable to noncontrolling interests		(429)	(520)
Net loss attributable to BeiGene, Ltd.		(167,640)	(104,596)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	16	(0.22)	(0.16)
Weighted-average shares outstanding, basic and diluted	16	774,750,255	670,510,605

Net loss per American Depositary Share (“ADS”), basic and diluted		(2.81)	(2.03)
Weighted-average ADSs outstanding, basic and diluted		59,596,173	51,577,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	$	$
Net loss	(168,069)	(105,116)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	3,755	272
Unrealized holding gain, net	685	329
Comprehensive loss	(163,629)	(104,515)
Less: comprehensive loss attributable to noncontrolling interests	(535)	(456)
Comprehensive loss attributable to BeiGene, Ltd.	(163,094)	(104,059)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three months ended March 31,
	Note	2019	2018
		$	$
Operating activities:
Net loss		(168,069)	(105,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		3,416	2,244
Share-based compensation expenses	17	26,392	17,396
Acquired in-process research and development		29,000	10,000
Non-cash interest expense		1,858	2,012
Deferred income tax benefits		(983)	(4,090)
Disposal gain on available-for-sale securities		(810)	(482)
Non-cash amortization of bond discount		(2,408)	—
Changes in operating assets and liabilities:
Accounts receivable		(17,920)	5,943
Unbilled receivable		2,498	(7,555)
Inventories		3,102	3,432
Prepaid expenses and other current assets		(8,270)	(13,758)
Operating lease right-of-use assets		(1,588)	—
Other non-current assets		(10,212)	(2,082)
Accounts payable		(20,364)	(18,487)
Accrued expenses and other payables		(8,790)	6,115
Tax payable		969	733
Deferred revenue		(2,238)	(1,739)
Other long-term liabilities		892	933
Operating lease liabilities		1,550	—
Net cash used in operating activities		(171,975)	(104,501)
Investing activities:
Purchases of property, plant and equipment		(21,828)	(9,696)
Purchases of investments		(487,354)	(632,224)
Proceeds from sale or maturity of investments		710,598	257,568
Purchase of in-process research and development		(29,000)	(10,000)
Net cash provided by (used in) investing activities		172,416	(394,352)
Financing activities:
Proceeds from follow-on public offering, net of underwriter discount		—	758,001
Payment of follow-on public offering cost		—	(414)
Proceeds from long-term loan	13	36,695	—
Proceeds from option exercises and employee share purchase plan		6,269	6,314
Net cash provided by financing activities		42,964	763,901
Effect of foreign exchange rate changes, net		4,265	3,444
Net increase in cash, cash equivalents, and restricted cash		47,670	268,492
Cash, cash equivalents, and restricted cash at beginning of period		740,713	239,602
Cash, cash equivalents, and restricted cash at end of period		788,383	508,094
Supplemental cash flow information:
Cash and cash equivalents		764,492	490,634
Restricted cash, current		14,900	17,460
Restricted cash, non-current		8,991	—
Income taxes paid		360	329
Interest expense paid		888	331
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		32,462	3,640
Changes in operating assets and liabilities adjusted through accumulated deficit		—	2,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2018	776,263,184	77	2,744,814	1,526	(1,007,215)	1,739,202	14,445	1,753,647
Exercise of options, ESPP and release of RSUs	2,066,383	1	6,268	—	—	6,269	—	6,269
Use of shares reserved for share option exercises	(916,383)	—	—	—	—	—	—	—
Share-based compensation	—	—	26,392	—	—	26,392	—	26,392
Other comprehensive income	—	—	—	4,546	—	4,546	(106)	4,440
Net loss	—	—	—	—	(167,640)	(167,640)	(429)	(168,069)
Balance at March 31, 2019	777,413,184	78	2,777,474	6,072	(1,174,855)	1,608,769	13,910	1,622,679

Balance at December 31, 2017	592,072,330	59	1,000,747	(480)	(330,517)	669,809	14,422	684,231
Adjustment to opening balance of equity	—	—	—	263	(2,929)	(2,666)	375	(2,291)
Balance at January 1, 2018	592,072,330	59	1,000,747	(217)	(333,446)	667,143	14,797	681,940
Issuance of ordinary shares in connection with follow-on public offering	102,970,400	10	757,577	—	—	757,587	—	757,587
Issuance of shares reserved for share option exercises	213,018	—	—	—	—	—	—	—
Share-based compensation	—	—	17,396	—	—	17,396	—	17,396
Exercise of options and release of Restricted Share Units ("RSUs")	3,686,982	1	6,313	—	—	6,314	—	6,314
Other comprehensive income	—	—	—	537	—	537	64	601
Net loss	—	—	—	—	(104,596)	(104,596)	(520)	(105,116)
Balance at March 31, 2018	698,942,730	70	1,782,033	320	(438,042)	1,344,381	14,341	1,358,722

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
BeiGene, Ltd. (the “Company”) is a commercial-stage biotechnology company focused on developing and commercializing innovative molecularly targeted and immuno-oncology drugs for the treatment of cancer. The Company’s internally-developed lead drug candidates are currently in late-stage clinical trials, and it is marketing three in-licensed drugs in China from which it has been generating product revenue since September 2017.
The Company was incorporated under the laws of the Cayman Islands as an exempted company with limited liability in October 2010. The Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market in February 2016 and has completed subsequent follow-on public offerings and a sale of ordinary shares to Celgene Switzerland LLC (“Celgene Switzerland”) in a business development transaction. On August 8, 2018, the Company completed its IPO on the Stock Exchange of Hong Kong Limited (“HKEx”) and a global follow-on public offering in which it raised approximately $869,709 in net proceeds, after deducting underwriting discounts and commissions and offering expenses. Effective August 8, 2018, the Company is dual-listed in both the United States and Hong Kong.
As of March 31, 2019, there were no changes to the Company's subsidiaries listed in Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report"), except for the addition of BeiGene Singapore Pte., Ltd., a new wholly-owned subsidiary of BeiGene, Ltd.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of cash flows and the condensed consolidated statements of shareholders' equity for the three months ended March 31, 2019 and 2018, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the condensed consolidated financial statements and related footnotes included in the Company’s Annual Report.
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.
Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. The Company consolidates its interests in its joint venture, BeiGene Biologics Co., Ltd. ("BeiGene Biologics"), under the voting model and recognizes the minority shareholders' equity interest as a noncontrolling interest in its condensed consolidated financial statements (as described in Note 8).
Use of estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, estimating the incremental borrowing rate for operating lease liabilities, identifying separate accounting units and the standalone selling price of each performance obligation in the Company’s revenue arrangements, estimating the fair value of net assets acquired in business combinations, assessing the impairment of long-lived assets, share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
Recent accounting pronouncements
New accounting standards which have been adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-2, Leases. Subsequently, the FASB issued ASU 2018-1, Land Easement Practical Expedient, which provides an optional transition practical expedient for land easements, ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies certain aspects of the guidance issued in ASU 2016-2; ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method and a practical expedient for separating components of a contract for lessors, ASU 2018-20, Leases (Topic 842)- Narrow-Scope Improvements for Lessors, which allows certain accounting policy elections for lessors; and ASU 2019-1, Leases (Topic 842): Codification Improvements, which clarifies certain aspects of the guidance (collectively, the "Lease ASUs"). The Lease ASUs require lessees to recognize assets and liabilities related to lease arrangements longer than 12 months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance was effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial adoption. The guidance permits entities to choose to use either its effective date or the beginning of the earliest period presented in the financial statements as its date of initial application.
The Company adopted the new standard effective January 1, 2019 using the effective date method and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Upon adoption, the Company recognized a lease liability of $27,446, with corresponding right-of-use ("ROU") assets of $25,978 based on the present value of the remaining minimum rental payments under existing operating leases. The difference between the lease liability and right-of-use asset relates to the reversal of existing deferred rent and prepaid rent balances of $1,739 and $271, respectively. Additionally, the Company reclassified its land use rights of $45,058 to ROU assets upon adoption. The adoption of the standard did not impact the Company’s condensed consolidated statements of operations or cash flows.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update provides companies the option to reclassify to retained earnings the income tax accounting effects related to items originating in accumulated other comprehensive income ("AOCI") as a result of the U.S. Tax Cuts and Jobs Act ("TCJA") enacted on December 22, 2017. This update was effective in fiscal years, including interim periods, beginning after December 15, 2018, with early adoption permitted. None of the income tax accounting effects of the TCJA related to items that originated in AOCI and thus adopting of this standard did not have any impact on the Company’s condensed consolidated financial statements. Other tax effects of items that originate in AOCI will be removed when the underlying circumstance which gives rise to the tax impact no longer exists, based on an aggregate portfolio approach.

Impact of adopted accounting standards
The cumulative effect of changes made to the Company’s condensed consolidated January 1, 2019 balance sheet for the adoption of the Lease ASUs were as follows:

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2018	Lease ASUs	2019
	$	$	$
Assets:
Prepaid expenses and other current assets	81,942	(271)	81,671
Land use right, net	45,058	(45,058)	—
Operating lease right-of-use assets	—	71,036	71,036
Liabilities:
Accrued expenses and other payables	100,414	(888)	99,526
Current portion of operating lease liabilities	—	8,684	8,684
Operating lease liabilities	—	18,762	18,762
Other long-term liabilities	38,931	(851)	38,080
 New accounting standards which have not yet been adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). The amendments in ASU 2016-13 update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. SEC filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
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
Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2018.

Leases
The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of March 31, 2019. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
At the commencement date of a lease, the Company determines the classification of the lease based on the relevant factors present and records a ROU asset and lease liability. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are calculated as the present value of the lease payments not yet paid. Variable lease payments not dependent on an index or rate are excluded from the ROU asset and lease liability calculations and are recognized in expense in the period which the obligation for those payments is incurred. As the rate implicit in the Company’s leases is not typically readily available, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This incremental borrowing rate reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. ROU assets include any lease prepayments and are reduced by lease incentives. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease terms are based on the non-cancelable term of the lease and may contain options to extend the lease when it is reasonably certain that the Company will exercise that option.
Operating leases are included in operating lease right-of-use assets and lease liabilities on the condensed consolidated balance sheet. Lease liabilities that become due within one year of the balance sheet date are classified as current liabilities.
Leases with an initial lease term of 12 months or less are not recorded on the condensed consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.
Land Use Rights
All land in the People's Republic of China ("PRC") is owned by the PRC government. The PRC government may sell land use rights for a specified period of time. Land use rights represent operating leases in accordance with ASC 842. The purchase price of land use rights represents lease prepayments to the PRC government and is recorded as an operating lease ROU asset on the balance sheet. The ROU asset is amortized over the remaining lease term.
In 2017, the Company acquired a land use right from the local Bureau of Land and Resources in Guangzhou for the purpose of constructing and operating the biologics manufacturing facility in Guangzhou. The Guangzhou land use right is being amortized over the term of the land use right, which is 50 years.
In 2018, the Company acquired a second land use right in conjunction with the Innerway asset acquisition (see Note 4). The land use right is being amortized over the term of the land use right, which is 36 years.
Except for the changes to the Company’s significant accounting policies related to the adoption of the Lease ASUs, there have been no other material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2019, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2019 and December 31, 2018:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2019	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	825,435	—	—
U.S. agency securities	23,732	—	—
Cash equivalents
U.S. treasury securities	124,856	—	—
Money market funds	59,884	—	—
Total	1,033,907	—	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	1,068,509	—	—
Cash equivalents
Money market funds	159,810	—	—
Total	1,228,319	—	—
 The Company had no liabilities measured and recorded at fair value on a recurring basis as of March 31, 2019 or December 31, 2018.
3. Research and Development Collaborative Arrangements
To date, the Company’s collaboration revenue has consisted of (1) upfront license fees, research and development reimbursement revenue, and research and development services revenue from its collaboration agreement with Celgene Corporation ("Celgene") on the Company’s investigational anti-programmed cell death protein 1 (“PD-1”) inhibitor, tislelizumab (BGB-A317), and (2) upfront license fees and milestone payments from its collaboration agreement with Merck KGaA, Darmstadt Germany on pamiparib (BGB-290) and lifirafenib (BGB-283). The collaboration agreement with Merck KGaA was terminated in December 2018.

The following table summarizes total collaboration revenue recognized for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	$	$
Reimbursement of research and development costs	18,174	7,555
Research and development service revenue	2,238	1,739
Total	20,412	9,294
For the three months ended March 31, 2019, the Company recognized collaboration revenue of $20,412. The Company recognized $18,174 of research and development reimbursement revenue for the three months ended March 31, 2019 for the trials that Celgene has opted into. The $2,238 of research and development services revenue for the three months ended March 31, 2019, primarily reflects the recognition of upfront consideration that was allocated to research and development services at the time of the collaboration and is recognized from deferred revenue over the term of the respective clinical studies for the specified indications.
For the three months ended March 31, 2018, the Company recognized collaboration revenue of $9,294. The Company recognized $7,555 of research and development reimbursement revenue for the three months ended March 31, 2018 for the trials that Celgene has opted into. The $1,739 of research and development services revenue reflects the recognition of upfront consideration that was allocated to research and development services at the time of the collaboration and is recognized from deferred revenue over the term of the respective clinical studies for the specified indications.
4. Business Combinations and Asset Acquisitions
BeiGene Pharmaceuticals (Guangzhou) Co., Ltd.
 On September 21, 2018, BeiGene (Guangzhou) Co., Ltd. ("BeiGene Guangzhou") acquired 100% of the equity interests of Baiji Shenzhou (Guangzhou) Pharmaceuticals Co., Ltd. (formerly known as Huajian Pharmaceuticals Co., Ltd.), which subsequently changed its name to BeiGene Pharmaceuticals (Guangzhou) Co., Ltd., a pharmaceutical distribution company, for total cash consideration of $612, including transaction costs of $59. The acquisition was concentrated in a single identifiable asset, a drug distribution license, and thus the Company has concluded that the transaction is an asset acquisition as it does not meet the accounting definition of a business combination. The total cost was allocated to the drug distribution license and corresponding deferred tax liability, resulting in an $816 intangible asset for the license and a deferred tax liability of $204.
Beijing Innerway Bio-tech Co., Ltd.
On October 4, 2018, BeiGene (Hong Kong) Co., Ltd. ("BeiGene HK") completed the acquisition of 100% of the equity interest of Beijing Innerway Bio-tech Co., Ltd., the owner of the Company's research, development and office facility in Changping, Beijing, China, for total cash consideration of $38,654. The acquisition was concentrated in a single identifiable asset or group of assets, the building and associated land use right, and thus the Company has concluded that the transaction is an asset acquisition as it does not meet the accounting definition of a business combination. The total cost of the transaction of $38,865, which includes transaction costs of $211, was allocated based on the relative fair values of the net assets acquired, as follows:

Amount
Land use right	$33,783
Building	15,874
Deferred tax liability	(11,221)
Other	429
Total cost	38,865
5. Restricted Cash and Short-term Investments
The Company’s restricted cash balance of $23,891 as of March 31, 2019 consisted of BeiGene Guangzhou Biologics Manufacturing Co., Ltd.'s ("BeiGene Guangzhou Factory's") secured deposits held in designated bank accounts for issuance of letter of credit, and restricted cash deposits as security for the long-term bank loan (Note 13).

Short-term investments as of March 31, 2019 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	823,079	2,356	—	825,435
U.S. agency securities	23,665	67	—	23,732
Total	846,744	2,423	—	849,167

Short-term investments as of December 31, 2018 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	1,066,770	1,802	63	1,068,509
Total	1,066,770	1,802	63	1,068,509
 The Company does not consider the investment in U.S. treasury securities or U.S. agency securities to be other-than-temporarily impaired at March 31, 2019.
6. Inventories
The Company’s inventory balance of $13,140 and $16,242 as of March 31, 2019 and December 31, 2018, respectively, consisted entirely of finished goods product purchased from Celgene for distribution in the PRC.
7. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
	$	$
Laboratory equipment	24,771	22,636
Leasehold improvements	19,466	18,048
Building	15,905	15,857
Manufacturing equipment	16,806	16,048
Office equipment	2,526	2,216
Electronic equipment	1,745	1,229
Computer software	1,331	1,262
Property, plant and equipment, at cost	82,550	77,296
Less accumulated depreciation	(23,267)	(19,722)
Construction in progress	138,523	99,487
Property, plant and equipment, net	197,806	157,061
 As of March 31, 2019 and December 31, 2018, construction in progress of $138,523 and $99,487, respectively, primarily related to the buildout of the Guangzhou manufacturing facility. Depreciation expense for the three months ended March 31, 2019 and March 31, 2018 was $3,085 and $1,984, respectively.

8. Manufacturing Facility in Guangzhou
On March 7, 2017, BeiGene HK, a wholly-owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. (“GET”), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC.
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
In the fourth quarter of 2017, BeiGene HK and BeiGene Biologics entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai into BeiGene Biologics. The transfer consideration for the purchased interests under this Equity Transfer Agreement is the fair value of the 100% equity of BeiGene Shanghai appraised by a qualified Chinese valuation firm under the laws of the PRC. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK’s equity interest in BeiGene Shanghai became 95%. As of March 31, 2019, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively.
As of March 31, 2019, the Company's cash and cash equivalents of $143,320 and restricted cash of $23,891 held by BeiGene Biologics to be used to build the commercial scale biologics facility and to fund research and development of the Company's biologics drug candidates in China.
9. Leases
The Company has operating leases for office and manufacturing facilities in the United States, Switzerland, and China. The leases have remaining lease terms of up to five years, some of which include options to extend the leases that have not been included in the calculation of the Company’s lease liabilities and ROU assets. The Company has land use rights which represent land acquired for constructing and operating the biologics manufacturing facility in Guangzhou, and the land acquired for the Company's research, development and office facility in Changping, Beijing. The land use rights represent lease prepayments and are expensed over the remaining term of the rights, which is 48 years for the Guangzhou land use right and 35 years for the Changping land use right. The Company also has certain leases with terms of 12 months or less for certain equipment, office and lab space, which are not recorded to the balance sheet.
The components of lease expense were as follows:

Three months ended
March 31,
2019
$
Operating lease cost	3,393
Variable lease cost	297
Short-term lease cost	133
Total lease cost	3,823
Total expenses under operating leases were $1,653 for the three months ended March 31, 2018.

Supplemental balance sheet information related to leases was as follows:

As of
March 31,
2019
$
Operating lease right-of-use assets	27,518
Land use rights, net	45,106
Total operating lease right-of-use assets	72,624

Current portion of operating lease liabilities	9,451
Operating lease liabilities	19,545
Total lease liabilities	28,996
Maturities of operating lease liabilities are as follows (2):

$
Nine months ending December 31, 2019	8,675
Year ending December 31, 2020	10,583
Year ending December 31, 2021	8,123
Year ending December 31, 2022	4,173
Year ending December 31, 2023	1,445
Thereafter	104
Total lease payments	33,103
Less imputed interest	(4,107)
Present value of lease liabilities	28,996
(2) As of March 31, 2019, the Company has additional operating leases for office facilities that have not yet commenced of $5,858. These operating leases will commence during the fiscal year 2019 with lease terms of up to three years.
Other supplemental information related to leases is summarized below:

Three months ended
March 31,
2019
$
Operating cash flows used in operating leases	2,994
ROU assets obtained in exchange for new operating lease liabilities	3,464

As of
March 31,
2019
$
Weighted-average remaining lease term (years)	3
Weighted-average discount rate	8.37%

The Company adopted the Lease ASUs effective January 1, 2019 and did not restate prior periods. The undiscounted future minimum payments under non-cancelable operating leases as of December 31, 2018, prior to the adoption of the Lease ASUs was as follows:

$
Year ending December 31:
2019	10,752
2020	9,972
2021	7,805
2022	3,923
2023 and thereafter	1,357
Total	33,809
10. Intangible Assets
Intangible assets as of March 31, 2019 and December 31, 2018 are summarized as follows:

	As of
	March 31, 2019			December 31, 2018
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(1,187)	6,313	7,500	(1,000)	6,500
Trading license	816	(288)	528	816	(144)	672
Total finite-lived intangible assets	8,316	(1,475)	6,841	8,316	(1,144)	7,172
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
Amortization expense of intangible assets for the three months ended March 31, 2019 and March 31, 2018 was $331 and$188, respectively. As of March 31, 2019, expected amortization expense for the unamortized finite-lived intangible assets is approximately $995 for the remainder of 2019, $846 in 2020, $750 in 2021, $750 in 2022, $750 in 2023, and $2,750 in 2024 and thereafter.
11. Income Taxes
Income tax expense was $519 for the three months ended March 31, 2019, and income tax benefit was $3,412 for the three months ended March 31, 2018. The income tax expense for the three months ended March 31, 2019 was primarily attributable to income reported in the U.S. and certain China subsidiaries offset by U.S. research and development tax credits and other special tax deductions. The income tax benefit for the three months ended March 31, 2018 was primarily attributable to U.S. research and development tax credits and the discrete tax benefit of employee stock option exercises.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of March 31, 2019, it is more likely than not the deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, as well as certain subsidiaries in China.

As of March 31, 2019, the Company had gross unrecognized tax benefits of $2,559. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $264 in the three months ended March 31, 2019 due to additions related to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2019 and December 31, 2018, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of March 31, 2019, Australia tax matters are open to examination for the years 2013 through 2019, China tax matters are open to examination for the years 2013 through 2019 and U.S. federal tax matters are open to examination for years 2015 through 2019. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2019.
12. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	March 31,	December 31,
	2019	2018
	$	$
Prepaid research and development costs	66,817	58,673
Prepaid taxes	9,078	10,479
Interest receivable	2,580	3,096
Other	11,466	9,694
Total	89,941	81,942
Other non-current assets consist of the following:

	As of
	March 31,	December 31,
	2019	2018
	$	$
Prepayment of long-term assets	10,035	11,981
Prepayment of facility capacity expansion activities (1)	25,809	25,193
Prepaid VAT	19,768	14,671
Rental deposits and other	2,993	1,823
Total	58,605	53,668
(1) Represents a payment for a facility expansion under a commercial supply agreement. The payment will be credited back to the Company through credits on supply purchases over the life of the supply agreement.

Accrued expenses and other payables consist of the following:

	As of
	March 31,	December 31,
	2019	2018
	$	$
Compensation related	18,540	35,887
External research and development activities related	46,889	34,588
Commercial activities	9,437	10,433
Individual income tax and other taxes	8,626	8,030
Sales rebates and returns related	3,366	4,749
Professional fees and other	3,879	6,727
Total	90,737	100,414
Other long-term liabilities consist of the following:

	As of
	March 31,	December 31,
	2019	2018
	$	$
Deferred government grant income	38,776	37,851
Other	196	1,080
Total	38,972	38,931
13. Long-term Bank Loans
On September 2, 2015, BeiGene (Suzhou) Co., Ltd. ("BeiGene (Suzhou)") entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank to borrow RMB120,000 at a 7% fixed annual interest rate. The loan is secured by BeiGene (Suzhou)’s equipment with a net carrying amount of $13,500 and the Company’s rights to a PRC patent on a drug candidate. In September 2018, the Company repaid the first tranche of $8,736 (RMB60,000). The remaining loan principal amount outstanding as of March 31, 2019 of $8,940 (RMB60,000) is repayable on September 30, 2019.
 On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow a RMB denominated loan of RMB580,000 at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense will be paid quarterly until the loan is fully settled. As of March 31, 2019, the Company has drawn down $77,480 (RMB520,000) of this loan, of which $36,695 (RMB240,000) was drawn down during the three months ended March 31, 2019. The loan interest rate was 4.9% for the three months ended March 31, 2019, and the maturity dates range from 2021 to 2027.
 As of March 31, 2019, the Company has unused long-term credit availability amounting to $8,940, attributed to the remaining credit available under the Guangzhou Factory loan. The Company plans to draw down the entire available amount before December 31, 2019. Interest expense recognized for the three months ended March 31, 2019 and 2018 was $941 and $331, respectively, among which, $641 and nil was capitalized, respectively.
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
For the three months ended March 31, 2019 and 2018, total interest expense generated from the Shareholder Loan was $2,645 and $3,280, respectively, among which, $788 and $815 was capitalized, respectively.
15.  Product Revenue
The Company’s product sales are derived from the sale of ABRAXANE®, REVLIMID®, and VIDAZA® in China under a distribution license from Celgene. The table below presents the Company’s net product sales for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
	$	$
Product revenue – gross	58,536	23,485
Less: Rebates and sales returns	(1,115)	(235)
Product revenue – net	57,421	23,250
 The following table presents the roll-forward of accrued sales rebates and returns for the three months ended March 31, 2019:

Sales Rebates and Returns
$
Balance as of December 31, 2018	4,749
Accrual	1,115
Payments	(2,498)
Balance as of March 31, 2019	3,366

16. Loss Per Share
Loss per share was calculated as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to BeiGene, Ltd.	$(167,640)	$(104,596)
Denominator:
Weighted average shares outstanding, basic and diluted	774,750,255	670,510,605
Net loss per share attributable to BeiGene, Ltd., basic and diluted	$(0.22)	$(0.16)
The effects of all share options, restricted shares and restricted share units were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive during the three months ended March 31, 2019 and 2018.
17. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
On January 14, 2016, in connection with its U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of March 31, 2019, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,144,371. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the HKEx rules. In December 2018, the board of directors approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the three months ended March 31, 2019, the Company granted options for 590,967 ordinary shares and restricted share units for 2,266,550 ordinary shares under the 2016 Plan. As of March 31, 2019, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 80,307,682 and 12,078,638, respectively.
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
During the three months ended March 31, 2019, the Company did not grant any options or restricted share units under the 2018 Plan. As of March 31, 2019, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 79,404 and 3,542,773, respectively.

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
On February 28, 2019, the Company issued 154,505 ordinary shares to employees for aggregate proceeds of $1,385. The purchase price of the shares was $116.49 per ADS, or $8.96 per ordinary share, which was discounted in accordance with the terms of the ESPP from the closing price on NASDAQ on February 28, 2019 of $137.05 per ADS, or $10.54 per ordinary shares.
The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	$	$
Research and development	15,771	12,052
Selling, general and administrative	10,621	5,344
Total	26,392	17,396
18. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2018	(212)	1,738	1,526
Other comprehensive income before reclassifications	3,861	1,495	5,356
Amounts reclassified from accumulated other comprehensive income	—	(810)	(810)
Net-current period other comprehensive income	3,861	685	4,546
Balance as of March 31, 2019	3,649	2,423	6,072
19. Shareholders’ Equity
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

20. Restricted Net Assets
The Company’s ability to pay dividends may depend on the Company receiving distributions of funds from its PRC subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary's retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the condensed consolidated financial statements prepared in accordance with GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.
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
During the three months ended March 31, 2019 and 2018, no appropriation to statutory reserves was made because the PRC subsidiaries had substantial losses during such periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulation in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2019 and December 31, 2018, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $105,688 and $93,281, respectively.
21. Commitments and Contingencies
Purchase Commitments
As of March 31, 2019, the Company had purchase commitments amounting to $56,135 related to minimum purchase requirements for finished goods inventory purchased from Celgene.
Capital commitments
The Company had capital commitments amounting to $26,647 for the acquisition of property, plant and equipment as of March 31, 2019, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
22. Segment and geographic information
The Company operates in one segment. The Company’s long-lived assets are substantially located in the PRC. Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended
	March 31,
	2019	2018
	$	$
PRC	57,421	23,250
United States	13,268	6,041
Other	7,144	3,253
Total	77,833	32,544
23. Subsequent Event
On April 9, 2019, the Company entered into a global co-development and collaboration agreement with BioAtla LLC ("BioAtla") for the development, manufacturing and commercialization of BioAtla's investigational CAB-CTLA-4 antibody (BA3071), whereby BioAtla will co-develop the CAB-CTLA-4 antibody to defined early clinical objectives and the Company will then lead the parties' joint efforts to develop the product candidate and be responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, the Company will hold a co-exclusive license with BioAtla to develop and manufacture the product candidate globally and an exclusive license to commercialize the product candidate globally. The Company will be responsible for all costs of development, manufacturing and commercialization in Asia (excluding Japan), Australia and New Zealand (the "Company Territory"), and the parties will share development and manufacturing costs and commercial profits and losses upon specified terms in the rest of the world. BioAtla received an upfront payment of $20,000, and will receive a milestone payment upon reaching the defined early clinical objectives. BioAtla is also eligible to receive additional payments in subsequent development and regulatory milestones globally and commercial milestones in the Company Territory, together with tiered royalties on sales in the Company territory.

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
Overview
We are a commercial-stage biotechnology company focused on developing and commercializing innovative molecularly-targeted and immuno-oncology drugs for the treatment of cancer. Our internally-developed lead drug candidates are currently in late-stage clinical trials. These candidates are (1) zanubrutinib (BGB-3111), a potentially best-in-class investigational small molecule inhibitor of Bruton’s tyrosine kinase, or BTK, (2) tislelizumab (BGB-A317), an investigational humanized monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 (PD-1), and (3) pamiparib (BGB-290), an investigational small molecule inhibitor of the poly ADP-ribose polymerase 1 (PARP1) and PARP2 enzymes. All three of these drug candidates are currently in Phase 2 or 3 pivotal trials globally and/or in China, and we filed for regulatory approvals in China in 2018 for zanubrutinib in relapsed/refractory (R/R) mantle cell lymphoma (MCL) and in R/R chronic lymphocytic leukemia (CLL) or R/R small lymphocytic lymphoma (SLL); and for tislelizumab in R/R classical Hodgkin's Lymphoma (cHL). We also have additional drug candidates in earlier stage clinical development.
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
Recent Developments
On April 9, 2019, we announced that we entered into a global co-development and collaboration agreement with BioAtla LLC for the development, manufacturing and commercialization of BioAtla's investigational CAB-CTLA-4 antibody (BA3071), whereby BioAtla will co-develop the CAB-CTLA-4 antibody to defined early clinical objectives and we will then lead the parties' joint efforts to develop the product candidate and be responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, we will hold a co-exclusive license with BioAtla to develop and manufacture the product candidate globally and an exclusive license to commercialize the product candidate globally. We will be responsible for all costs of development, manufacturing and commercialization in Asia (excluding Japan), Australia and New Zealand, and the parties will share development and manufacturing costs and commercial profits and losses upon specified terms in the rest of the world. BioAtla received an upfront payment of $20 million, and will receive a milestone payment upon reaching the defined early clinical objectives. BioAtla is also eligible to receive development and commercial milestone payments plus potential royalties on product sales.
On March 6, 2019, we announced that we entered into a global research and development collaboration agreement with Ambrx, Inc. to leverage Ambrx's clinically validated drug discovery technology platforms with our expertise and resources to pursue the development and commercialization of next-generation biologics drugs. Subject to the terms of the agreement, Ambrx received an upfront payment of $10 million, and is eligible to receive additional upfront payments of up to $19 million if we elect to initiate additional programs. Ambrx is also eligible to receive potential development, regulatory, and commercial milestone payments, plus potential royalties on product sales. We will have worldwide rights to develop and commercialize any drug products resulting from the collaboration.
Components of Operating Results
Revenue
To date, our revenue has consisted of product sales revenue since September 2017 and upfront license fees and reimbursed research and development expenses from our strategic collaboration with Celgene for tislelizumab entered in 2017 and upfront license fees and milestone payments from a prior collaboration agreement with Merck KGaA, Darmstadt Germany. We do not expect to generate significant revenue from internally-developed drug candidates unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which is subject to significant uncertainty.
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
We also record revenue from our collaboration and license agreements with Celgene. Under this agreement, we have received an upfront payment related to the license fee which was recognized upon the delivery of the license right. Additionally, the reimbursement of remaining undelivered research and development services is recognized over the performance period of the collaboration arrangement. We will also receive research and development reimbursement revenue for the basket study trials that Celgene opts into. We consider milestone payments variable consideration and include them in the transaction price when a significant reversal of revenue recognized is not expected to occur. See Note 3 to our consolidated financial statements included in this Quarterly Report for a description of this agreement.
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

•	costs of comparator drugs in certain of our clinical trials;

•	manufacturing costs related to pre-commercial activities;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations;

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;

•	in-process research and development costs expensed as part of collaboration agreements entered into; and

•	other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.
Our current research and development activities mainly relate to the clinical advancement of our internally-developed drug candidates:

•	zanubrutinib, an investigational small molecule inhibitor of BTK;

•	tislelizumab, an investigational humanized monoclonal antibody against PD‑1;

•	pamiparib, an investigational small molecule inhibitor of PARP1 and PARP2;

•	lifirafenib, a novel small molecule inhibitor of both the monomer and dimer forms of BRAF;

•	BGB-A333, an investigational humanized monoclonal antibody against PD-L1; and

•	BGB-A425, an investigational humanized monoclonal antibody against TIM-3.
Research and development activities also include costs associated with in-licensed drug candidates, including:

•	sitravatinib, an investigational, spectrum-selective kinase inhibitor in clinical development by Mirati Therapeutics, Inc.; and

•	ZW25 and ZW49, two bispecific antibody-based product candidates targeting HER2, under development by Zymeworks, Inc.
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
Other Income (Expense), Net
Other income (expense) consists primarily of government grants and subsidies received that involve no conditions or continuing performance obligations by us, realized and unrealized gains and losses related to changes in foreign currency exchange rates, and gain on the sale of investments.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$57,421	$23,250	$34,171	147%
Collaboration revenue	20,412	9,294	11,118	120%
Total revenues	77,833	32,544	45,289	139%
Expenses
Cost of sales - product	(15,261)	(4,550)	(10,711)	235%
Research and development	(178,351)	(109,700)	(68,651)	63%
Selling, general and administrative	(57,645)	(28,915)	(28,730)	99%
Amortization of intangible assets	(331)	(188)	(143)	76%
Total expenses	(251,588)	(143,353)	(108,235)	76%
Loss from operations	(173,755)	(110,809)	(62,946)	57%
Interest income, net	4,477	1,552	2,925	188%
Other income, net	1,728	729	999	137%
Loss before income taxes	(167,550)	(108,528)	(59,022)	54%
Income tax (expense) benefit	(519)	3,412	(3,931)	(115)%
Net loss	(168,069)	(105,116)	(62,953)	60%
Less: Net loss attributable to noncontrolling interest	(429)	(520)	91	(18)%
Net loss attributable to BeiGene, Ltd.	$(167,640)	$(104,596)	$(63,044)	60%
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue
Total revenue increased to $77.8 million for the three months ended March 31, 2019, from $32.5 million for the three months ended March 31, 2018. The following table summarizes the components of revenue for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,		Changes
	2019	2018	$	%
	(dollars in thousands)
Product revenue	$57,421	$23,250	$34,171	147%
Collaboration revenue:
Reimbursement of research and development costs	18,174	7,555	10,619	141%
Research and development service revenue	2,238	1,739	499	29%
Total	$77,833	$32,544	$45,289	139%
Net product revenue was $57.4 million for the three months ended March 31, 2019, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China. We began recognizing product revenue with sales to our distributors in China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA® was launched in China in February 2018. We had $23.3 million product revenue for the three months ended March 31, 2018.
Collaboration revenue totaled $20.4 million for the three months ended March 31, 2019, and was comprised of $18.2 million for the reimbursement of research and development costs for the clinical trials that Celgene has opted into and $2.2 million related to the recognition of deferred revenue for upfront fees allocated to undelivered research and development services to Celgene.

Cost of Sales
Cost of sales increased to $15.3 million for the three months ended March 31, 2019 from $4.6 million for the three months ended March 31, 2018. Cost of sales for the three months ended March 31, 2019 consisted entirely of the cost of products purchased from Celgene and distributed in the People's Republic of China, or PRC.
Research and Development Expense
Research and development expense increased by $68.7 million, or 62.6%, to $178.4 million for the three months ended March 31, 2019 from $109.7 million for the three months ended March 31, 2018. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,		Changes
	2019	2018	$	%
	(dollars in thousands)
External cost of clinical-stage programs	$78,701	$43,169	$35,532	82%
In-process research and development expense	10,000	10,000	—	—%
External cost of non-clinical-stage programs	10,057	9,786	271	3%
Internal research and development expenses	79,593	46,745	32,848	70%
Total research and development expenses	$178,351	$109,700	$68,651	63%

The increase in external research and development expense was primarily attributable to the advancement of our clinical drug candidates, and included the following:

•
Increases of approximately $10.8 million, $25.2 million, and $1.0 million, respectively, for zanubrutinib, tislelizumab, and lifirafenib, partially offset by a decrease of approximately $1.5 million for pamiparib. The expense increases were primarily due to the expansion of clinical trials for these candidates, including the initiation or continuation of pivotal trials.

•
Increase of approximately $0.3 million in external spending for our non-clinical-stage programs, primarily related to manufacturing costs for pre-commercial activities and costs associated with our preclinical candidates.

The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:

•	$18.9 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•	$3.7 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed;

•
$2.1 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and

•	$8.2 million increase of facilities, office expense, rental fee and other expenses to support the growth of our organization.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $28.7 million, or 99.4%, to $57.6 million for the three months ended March 31, 2019, from $28.9 million for the three months ended March 31, 2018. The increase was primarily attributable to the following:

•
$13.1 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the expansion of our commercial organization in China;

•	$5.3 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed; and

•
$10.3 million increase of selling, facility, conference fees, travel expenses, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the post-combination cost and expansion of our commercial operations in China.

Interest Income, Net
Interest income, net increased by $2.9 million, or 188.5%, to $4.5 million for the three months ended March 31, 2019, from $1.6 million for three months ended March 31, 2018. The increase in interest income was primarily attributable to interest income on our larger cash and short-term investment balances exceeding interest expense on our long-term debt.
Other Income, Net
Other income, net increased to $1.7 million for the three months ended March 31, 2019, from $0.7 million for the three months ended March 31, 2018. The increase was mainly attributable to the gain on sales of available-for-sale securities.
Income Tax (Expense) Benefit
Income tax expense was $0.5 million for the three months ended March 31, 2019, as compared to an income tax benefit of $3.4 million for the three months ended March 31, 2018. The income tax expense for the three months ended March 31, 2019 was primarily attributable to increased income reported in the U.S. and certain China subsidiaries, and a reduction to discrete tax benefit on employee stock option exercises, offset by increased tax benefits of U.S. research and development tax credits and other special tax deductions.
Liquidity and Capital Resources
Since inception, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $168.1 million and $105.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $1.2 billion. Our primary use of cash is to fund our research and development activities and to support the commercialization of our products in China and planned product launches in China and the United States. Our operating activities used $172.0 million and $104.5 million during the three months ended March 31, 2019 and 2018, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities, proceeds from our collaboration agreements, and sales of ABRAXANE®, REVLIMID® and VIDAZA® in China since September 2017.
As of March 31, 2019, we had cash, cash equivalents, restricted cash, and short-term investments of $1.6 billion, including approximately $143.3 million of cash, cash equivalents and restricted cash held by our joint venture, BeiGene Biologics, to build a commercial biologics facility in Guangzhou, China and to fund research and development of biologics drug candidates in China. Restricted cash of $23.9 million represents secured deposits of BeiGene Guangzhou Factory held in designated bank accounts for the issuance of a letter of credit and restricted cash deposits as security for a long-term bank loan.
The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$740,713	$239,602
Net cash used in operating activities	(171,975)	(104,501)
Net cash provided by (used in) investing activities	172,416	(394,352)
Net cash provided by financing activities	42,964	763,901
Net effect of foreign exchange rate changes	4,265	3,444
Net increase in cash, cash equivalents, and restricted cash	47,670	268,492
Cash, cash equivalents and restricted cash at end of period	$788,383	$508,094

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
Operating Activities
Operating activities used $172.0 million of cash in the three months ended March 31, 2019, which resulted principally from our net loss of $168.1 million and an increase in our net operating assets and liabilities of $60.4 million, offset by non-cash charges of $56.5 million related primarily to stock-based compensation expense, depreciation and amortization and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to an increase of $17.9 million related to collections on product sales from our collaboration with Celgene, a decrease of $29.2 million in accounts payable and accrued expenses related to payments for external research and development costs, an increase of $10.2 million in other non-current assets primarily related to rental deposit payments, an increase of $8.3 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, and a decrease of $2.2 million in deferred revenue, all of which had a negative impact on operating cash flow. These cash uses were partially offset by a decrease of $3.1 million in inventories, a decrease of $2.5 million in unbilled receivables related to the Celgene collaboration, an increase of $1.0 million in taxes payable, and an increase of $0.9 million in other long-term liabilities, all of which had a positive impact on operating cash flows. Our non-cash charges and other adjustments to our net loss during the three months ended March 31, 2019 primarily consisted of $26.4 million of share-based compensation expense, $29.0 million of acquired in-process research and development related to our license agreement with Ambrx Inc. and termination of the collaboration agreement with Merck KGaA, Darmstadt Germany, $3.4 million of depreciation and amortization expense, and $1.9 million of non-cash interest expense, offset by $2.4 million of bond discount amortization, $1.0 million related to deferred tax benefits, and $0.8 million of disposal gain on available-for-sale securities.
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
Investing Activities
Investing activities provided $172.4 million of cash in the three months ended March 31, 2019, consisting of sales and maturities of investment securities of $710.6 million, which was offset by $487.4 million in purchases of investment securities, $29.0 million of acquired in-process research and development related to the license agreement with Ambrx and termination of the collaboration agreement with Merck KGaA, Darmstadt Germany, and capital expenditures of $21.8 million primarily related to our Guangzhou and Suzhou manufacturing facilities.
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
Financing Activities
Financing activities provided $43.0 million of cash in the three months ended March 31, 2019, consisting of $36.7 million from a long-term bank loan to fund our Guangzhou manufacturing facility, and $6.3 million from the exercise of employee share options.

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
Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 31, 2019, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally; our other ongoing and planned clinical trials; regulatory filing and registration of our late-stage drug candidates; expansion of commercial operations in China and preparation for launch of our drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drugs and drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.
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
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at March 31, 2019:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$33,103	$8,675	$18,706	$5,618	$104
Purchase commitments	56,135	56,135	—	—	—
Debt obligations	241,594	8,940	267	162,922	69,465
Capital commitments	26,647	26,647	—	—	—
Total	$357,479	$100,397	$18,973	$168,540	$69,569
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
Debt Obligations
Long-term Bank Loans
On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow RMB120.0 million at a 7% fixed annual interest rate. The loan is secured by BeiGene (Suzhou)’s equipment and our rights to a PRC patent on a drug candidate. In September 2018, we repaid the first tranche of $8.7 million (RMB60.0 million). The remaining $8.9 million (RMB60.0 million) is due on September 30, 2019.
On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow RMB580.0 million at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense will be paid quarterly until the loan is fully settled. As of March 31, 2019, we have drawn down $77.5 million (RMB520.0 million) in aggregate principal amount of this loan. Maturity dates range from 2021 to 2027.
Shareholder Loan
On March 7, 2017, BeiGene Biologics entered into a Shareholder Loan Contract with GET, pursuant to which, GET provided a shareholder loan to BeiGene Biologics in the principal amount of RMB900.0 million at a fixed 8% annual interest rate. The term of the shareholder loan is 72 months, commencing from the actual drawdown date of April 14, 2017 and ending on April 13, 2023, unless converted earlier. On April 14, 2017, we drew down the entire RMB900.0 million from GET.

Capital Commitments
We had capital commitments amounting to $26.6 million for the acquisition of property, plant and equipment as of March 31, 2019, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
Purchase Commitments
As of March 31, 2019, purchase commitments amounted to $56.1 million related to minimum purchase requirements for finished goods inventory purchased from Celgene.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. We evaluate our estimates and judgments on an ongoing basis, and our actual results may differ from these estimates. These include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, estimating the incremental borrowing rate for operating lease liabilities, identifying separate accounting units and the standalone selling price of each performance obligation in the Company's revenue arrangements, assessing the impairment of long-lived assets, share-based compensation expenses, realizability of deferred tax assets and the fair value of financial instruments. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2019, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
For new accounting policies adopted during the three months ended March 31, 2019 , see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $764.5 million and $712.9 million, restricted cash of $23.9 million and $27.8 million, and short-term investments of $849.2 million and $1.1 billion at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, our cash and cash equivalents were deposited with various major reputable financial institutions located within and without the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit and restricted cash deposits as security for a long-term bank loan. At March 31, 2019, our short-term investments consisted primarily of U.S. treasury securities and U.S. agency securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents and short-term investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2019 by $2.9 million.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was appreciation of approximately 2.4% in the three months ended March 31, 2019 and depreciation of approximately 5.7% in the year ended December 31, 2018, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2019.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2019, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
In the quarter ended March 31, 2019, we completed our implementation of a company-wide enterprise resource planning (ERP) system. We have assessed and continue to monitor the impact of this implementation on our processes and procedures. Where appropriate, we have made changes to our internal controls to address system changes and maintain effective controls over financial reporting.
With the exception of the ERP implementation, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report.
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
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; our inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites; manufacturing issues, including problems with manufacturing, supply quality, compliance with current good manufacturing practice, or GMP, or obtaining sufficient quantities of a drug candidate for use in a clinical trial or for commercialization; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or not rely on the results of clinical research for various reasons, including noncompliance with regulatory requirements; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our drugs and drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates or commercialization of our drugs may be insufficient or inadequate.
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
Significant clinical trial, manufacturing or regulatory delays may also increase our development costs and could shorten any periods during which we have the exclusive right to commercialize our drug candidates or allow our competitors to bring drugs to market before we do. This could impair our ability to commercialize our drug candidates and may harm our business and results of operations.
Risks Related to Extensive Government Regulation
All material aspects of the research, development, manufacturing and commercialization of pharmaceutical products are heavily regulated.
All jurisdictions in which we conduct or intend to conduct our pharmaceutical-industry activities regulate these activities in great depth and detail. We initially intend to focus our activities in the major markets of the United States, China and other Asian countries, and the European Union. These geopolitical areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes - some minor, some significant - that make for a more complex and costly regulatory compliance burden for a company like ours that plans to operate in each of these regions.
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, although we received a Breakthrough Therapy designation for zanubrutinib for the treatment of adult patients with mantle cell lymphoma (MCL) who have received at least one prior therapy in January 2019, the U.S. Food and Drug Administration, or FDA, may later decide that such drug candidate no longer meets the conditions for qualification and may rescind such designation. In any event, the receipt of a Breakthrough Therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

The regulatory approval processes of the regulatory authorities in the United States, China, Europe and other comparable regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA, the National Medical Products Administration of China, or NMPA (formerly known as the China Food and Drug Administration or China Drug Administration), the European Medicines Agency, or EMA, and other comparable regulatory authorities is unpredictable and typically takes many years following the commencement of preclinical studies and clinical trials and depends on numerous factors, including the substantial discretion of the regulatory authorities.
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
Our development activities and regulatory filings also could be harmed or delayed by a shutdown of the U.S. government, including the FDA.

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
Chinese manufacturing facilities have historically experienced issues operating in line with established GMPs and international best practices, and passing FDA, NMPA and EMA inspections, which may result in a longer and costlier current good manufacturing practice inspection and approval process by the FDA, NMPA or EMA for our Chinese manufacturing processes and third party contract manufacturers.
To obtain FDA, NMPA and EMA approval for our products in the United States, China and Europe, respectively, we will need to undergo strict pre‑approval inspections of our manufacturing facilities, which we have located in China, or the manufacturing facilities of our contract manufacturers located in China and elsewhere. Historically, some manufacturing facilities in China have had difficulty meeting the FDA’s, NMPA's or EMA's standards. When inspecting our or our contractors' Chinese manufacturing facilities, the FDA, NMPA or EMA might cite GMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA, NMPA or EMA notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency was remediated to its satisfaction. The FDA, NMPA or EMA may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we cannot satisfy the FDA, NMPA and EMA as to our compliance with GMP in a timely basis, marketing approval for our products could be seriously delayed, which in turn would delay commercialization of our drug candidates.
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

•
we may be required to implement a Risk Evaluation Mitigation Strategy, or REMS, for the drug, as is the case with REVLIMID®, or, if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a regulatory authority;

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any New Drug Application, or NDA, or Biologics License Application, or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
The regulatory approvals for our drugs and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, which could adversely affect the drug’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the drug or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a REMS program or comparable program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID®. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval.
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
Reimbursement may be limited or unavailable for our drug candidates. Even if we are able to commercialize our drugs and any approved drug candidates, the drugs may become subject to unfavorable pricing regulations or third-party reimbursement practices, which could harm our business.
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
Our ability to commercialize any drugs successfully also will depend in part on the extent to which reimbursement for these drugs and related treatments will be available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations.
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
In China, the Ministry of Human Resources and Social Security of China or provincial or local human resources and social security authorities, together with other government authorities, review the inclusion or removal of drugs from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List, or the NRDL, or provincial or local medical insurance catalogues for the National Medical Insurance Program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that our drugs and any approved drug candidates will be included in the NRDL or provincial reimbursements lists. Products included in the NRDL have been typically generic and essential drugs. Innovative drugs similar to our drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years.
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
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective, or the biologic drug candidate is safe, pure, and potent, for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In addition to preclinical and clinical data, the NDA or BLA must include significant information regarding the chemistry, manufacturing and controls for the drug candidate. Obtaining approval of an NDA or BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA or BLA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA or comparable regulatory agencies.

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
The process to develop, obtain regulatory approval for and commercialize drug candidates is long, complex and costly both inside and outside the United States, China and Europe, and approval is never guaranteed. Even if our drug candidates were to successfully obtain approval from the regulatory authorities, any approval might significantly limit the approved indications for use, or require that precautions, contraindications or warnings be included on the product labeling, or require expensive and time-consuming post-approval clinical trials or surveillance as conditions of approval. Following any approval for commercial sale of our drug candidates, certain changes to the drug, such as changes in manufacturing processes and additional labeling claims, may be subject to additional review and approval by the FDA, NMPA and EMA and comparable regulatory authorities. Also, regulatory approval for any of our drug candidates may be withdrawn. If we are unable to obtain regulatory approval for our drug candidates in one or more jurisdictions, or any approval contains significant limitations, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue the development of any other drug candidate in the future.
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
Manufacturers of our approved drugs, if any, must comply with GMP requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved drugs, if any, may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.
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
We may explore the licensing of development and commercialization rights or other forms of collaboration worldwide, which will expose us to additional risks of conducting business in additional international markets.
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
Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $1.2 billion and $1.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $547.7 million and provided $12.8 million of net cash during the years ended December 31, 2018 and 2017, respectively, and used $172.0 million and $104.5 million of net cash during the three months ended March 31, 2019 and 2018, respectively. We recorded negative net cash flows from operating activities in 2018 primarily due to our net loss of $674.0 million. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the Celgene collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. Our liquidity and financial condition may be materially and adversely affected by the negative net cash flows, and we cannot assure you that we will have sufficient cash from other sources to fund our operations. If we resort to other financing activities to generate additional cash, we will incur financing costs and we cannot guarantee that we will be able to obtain the financing on terms acceptable to us, or at all, and if we raise finance by issuing further equity securities your interest in our company may be diluted. If we have negative operating cash flows in the future, our liquidity and financial condition may be materially and adversely affected.
We expect to continue to spend substantial amounts on drug discovery, advancing the clinical development of our drug candidates, developing our manufacturing capabilities and securing drug supply, commercializing our drugs and launching and commercializing any drug candidates for which we receive regulatory approval, including building our own commercial organization to address markets in China, the United States and other countries.
While we have generated product revenue in China since September 2017 from sales of our drugs licensed from Celgene, these revenues are not sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investments to meet our projected operating requirements for at least the next 12 months. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to complete all global development or commercially launch all of our current drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we will require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

•	the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the outcome, timing and cost of regulatory approvals of our drug candidates;

•	the number and characteristics of drug candidates that we may in-license and develop;

•	the amount and timing of the development, milestone and royalty payments we receive from our collaborators;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	selling and marketing costs associated with our drugs and any future drug candidates that may be approved, including the cost and timing of expanding our marketing and sales capabilities;

•	the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;

•	cash requirements of any future acquisitions, licensing and/or the development of other drug candidates;

•	the cost and timing of development and completion of commercial-scale internal or outsourced manufacturing activities; and

•	our headcount growth and associated costs.
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $764.5 million, $712.9 million and $239.6 million, restricted cash of $23.9 million, $27.8 million and nil and short-term investments of $849.2 million, $1.1 billion and $597.9 million at March 31, 2019, December 31, 2018 and 2017, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of March 31, 2019 and December 31, 2018, our short-term investments consisted primarily of U.S. Treasury securities, U.S. agency securities and time deposits. Although we believe that the U.S. Treasury securities, U.S. agency securities and time deposits are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of any drug candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of drug approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, no patent term extension system has been established in the PRC beyond the new pilot program, and implementation of the pilot program may not occur quickly. As a result, the patents we have in the PRC are not yet eligible to be extended for patent term lost during clinical trials and the regulatory review process. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
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
We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs for our clinical programs and our clinical investigators are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, NMPA, EMA and other comparable regulatory authorities for all of our drugs in clinical development. If we or any of our CROs or clinical investigators fail to comply with applicable GCPs and other regulatory requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, NMPA, EMA or comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our pivotal clinical trials must be conducted with product produced under GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We could also be subject to government investigation and enforcement actions.
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
Although we intend to further develop our own manufacturing facilities, we also intend to use third parties as part of our manufacturing process and for the clinical and commercial supply of our drugs and drug candidates. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA, NMPA, EMA or other comparable regulatory authorities must evaluate and/or approve any manufacturers as part of their regulatory oversight of our drug candidates. This evaluation would require new testing and GMP-compliance inspections by FDA, NMPA, EMA or other comparable regulatory authorities;

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

•
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies in the United States to ensure strict compliance with GMPs and other government regulations and by other comparable regulatory authorities for corresponding non-U.S. requirements. We do not have control over third-party manufacturers’ compliance with these regulations and requirements;

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
Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our drug candidates, result in higher costs or adversely impact development or commercialization of our drugs. In addition, we will rely on third parties to perform certain specification tests on our drugs and drug candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and regulatory authorities could place significant restrictions on our company until deficiencies are remedied.
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
Before a third party can begin commercial manufacture of our drugs and drug candidates, contract manufacturers are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products and our drug candidates, any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost-effective manner in order for us to obtain regulatory approval of our drug candidates. If our contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition.
Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by regulatory authorities and/or approval of the manufacturing process and procedures in accordance with applicable requirements. This review may be costly and time consuming and could delay or prevent the launch of a product or impact commercialization of approved drugs. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.
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
Our strategic collaboration with Celgene involves numerous risks. There can be no assurance that we will be able to successfully manage and integrate Celgene’s commercial operations in China and its personnel into our business, which could disrupt our business and harm our financial results. Moreover, we may not achieve the revenue and cost synergies expected from our collaboration with Celgene for their commercial products in China and the joint development of tislelizumab outside of Asia (other than Japan), and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the synergies from our collaboration with Celgene may be offset by costs incurred in integrating Celgene’s commercial operations in China, increases in other expenses, operating losses or problems in the business unrelated to our collaboration with Celgene. As a result, there can be no assurance that these synergies will be achieved. Lastly, strategic collaborations can be terminated for various reasons. For example, in January 2019, Celgene announced that it was expected to be acquired by Bristol-Myers Squibb Company and in April 2019, shareholders of Bristol-Meyers Squibb company approved the acquisition which is expected to close in the third quarter of 2019. As a result of this transaction, our licensing agreement with Celgene for tislelizumab may be terminated.
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
In March 2018, the General Office of the State Council promulgated the Measures for the Management of Scientific Data, or the Scientific Data Measures, which provides a broad definition of scientific data and relevant rules for the management of scientific data in China. According to the Scientific Data Measures, enterprises in China must seek governmental approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Further, any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. Given that the term state secret is not clearly defined, if and to the extent our research and development of drug candidates will be subject to the Scientific Data Measures and any subsequent laws as required by the relevant government authorities, we cannot assure you that we can always obtain relevant approvals for sending scientific data (such as the results of our preclinical studies or clinical trials conducted within China) abroad or to our foreign partners in China. If we are unable to obtain necessary approvals in a timely manner, or at all, our research and development of drug candidates may be hindered, which may materially and adversely affect our business, results of operations, financial condition and prospects. If the relevant government authorities consider the transmission of our scientific data to be in violation of the requirements under the Scientific Data Measures, we may be subject to fines and other administrative penalties imposed by those government authorities.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating and executing our discovery, clinical development, manufacturing and commercialization strategy. The loss of the services of our executive officers or other key employees and consultants could impede the achievement of our research, development, manufacturing and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
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
At the beginning of 2018, we had 876 employees, and we ended the year with 2,070 employees, an increase of approximately 136%. As of March 31, 2019, we had approximately 2,400 employees. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, manufacturing, sales, marketing, financial and other personnel. Our recent growth and any future growth will impose significant added responsibilities on members of management, including:

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
Our future financial performance and our ability to develop and commercialize our drugs and drug candidates will depend, in part, on our ability to effectively manage our recent growth and any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
As a public company in the United States and Hong Kong, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the listing rules of the Nasdaq Stock Market, or Nasdaq, and the Stock Exchange of Hong Kong Ltd., or HKEx, and incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, together with rules implemented by the U.S. Securities and Exchange Commission, or SEC, and applicable market regulators, and the listing rules of the Nasdaq and HKEx. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We have limited experience complying with Section 404, and such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our ordinary shares and/or ADSs could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC, HKEx or other applicable regulatory authorities and our business could be harmed.
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
We may also be subject to similar review and regulations in other jurisdictions, such as the laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, and other agencies, including the Foreign Investment Risk Review Modernization Act, or FIRRMA, adopted in August 2018
In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from CFIUS, the SAMR, the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. It is unclear whether those complementary businesses we may acquire in the future would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, CFIUS, MOFCOM or other government agencies may publish explanations in the future determining that certain of the complementary business is in an industry subject to the security review, in which case our future acquisitions in the United States and the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.
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
We do not fully control the interactions our employees, distributors and third-party promoters have with hospitals, medical institutions and doctors, and they may try to increase sales volumes of our products through means that constitute violations of U.S., PRC or other countries' anti-corruption and related laws. If our employees, distributors or third-party promoters engage in corrupt or other improper conduct that results in violation of applicable anti-corruption laws in the U.S., PRC or other jurisdictions, our reputation could be harmed. Furthermore, we could be held liable for actions taken by our employees, distributors or third-party promoters, which could expose us to regulatory investigations and penalties.

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
Our internal computer systems, or those used by our CROs, CMOs or other contractors or consultants, may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our research, development, manufacturing, and commercialization efforts and our business operations.
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
Regulatory authorities in China have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, China’s Cyber Security Law, which became effective in June 2017, created China’s first national-level data protection for “network operators,” which may include all organizations in China that provide services over the internet or another information network. Numerous regulations, guidelines and other measures are expected to be adopted under the umbrella of the Cyber Security Law. Drafts of some of these measures have now been published, including the draft rules on cross-border transfers published by the China Cyberspace Administration in 2017, which may, upon enactment, require security review before transferring human health-related data out of China. In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in China. The Interim Measures for the Administration of Human Genetic Resources and implementation guidelines issued by the Ministry of Science and Technology, for example, require approval from the Ministry of Science and Technology before the commencement of clinical trials where foreign sponsors and their Chinese clinical trial sites obtain human genetic resources, or HGR, in China and additional approval for any export or cross-border transfer of the HGR samples or associated data. See “Part I-Item 1-Business-Government Regulation-PRC Regulation-Human Genetic Resources Approval” of our annual report on Form 10-K for the year ended December 31, 2018. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, potentially resulting in confiscation of HGR samples and associated data and administrative fines. In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.
We expect that we will continue to face uncertainty as to whether our efforts to comply with evolving obligations under global data protection, privacy and security laws will be sufficient. Any failure or perceived failure by us to comply with applicable laws and regulations could result in reputational damage or proceedings or actions against us by governmental entities, individuals or others. These proceedings or actions could subject us to significant civil or criminal penalties and negative publicity, result in the delayed or halted transfer or confiscation of certain personal information, require us to change our business practices, increase our costs and materially harm our business, prospects, financial condition and results of operations. In addition, our current and future relationships with customers, vendors, pharmaceutical partners and other third parties could be negatively affected by any proceedings or actions against us or current or future data protection obligations imposed on them under applicable law, including the GDPR and Cyber Security Law. In addition, a data breach affecting personal information, including health information, could result in significant management resources, legal and financial exposure and reputational damage that could potentially have an adverse effect on our business.
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
Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers and other contractors and consultants, could be subject natural or man-made disasters or business interruptions, for which we are predominantly self-insured. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We partially rely on third-party manufacturers to produce and process our drugs and drug candidates. Our ability to obtain supplies of our drugs and drug candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our or our vendors' corporate, development, research or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development or commercialization of some or all of our drug candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.
Product liability claims or lawsuits could cause us to incur substantial liabilities.
We face an inherent risk of product liability as a result of the commercialization of our drugs in China and the clinical testing and any future commercialization of our drug candidates globally. For example, we may be sued if our drugs or drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under applicable consumer protection acts. If we cannot successfully defend ourselves against or obtain indemnification from our collaborators for product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drugs and drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: decreased demand for our drugs; injury to our reputation; withdrawal of clinical trial participants and inability to continue clinical trials; initiation of investigations by regulators; costs to defend the related litigation; a diversion of management’s time and our resources; substantial monetary awards to trial participants or patients; product recalls, withdrawals or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any drug candidate; and a decline in our ADS or ordinary share price.
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
In addition to the similar manufacturing risks described in “-Risks Related to Our Reliance on Third Parties,” our manufacturing facilities will be subject to inspection in connection with new drug approvals and ongoing, periodic inspection by the FDA, NMPA, EMA or other comparable regulatory agencies to ensure compliance with GMP and other regulatory requirements. Our failure to follow and document our adherence to such GMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drug candidates or the commercialization of our drugs, if approved. We also may encounter problems with the following:

•	achieving adequate or clinical-grade materials that meet FDA, NMPA, EMA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;

•	shortages of qualified personnel, raw materials or key contractors; and

•	ongoing compliance with GMP regulations and other requirements of the FDA, NMPA, EMA or other comparable regulatory agencies.

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
Currently, we maintain insurance coverage against damage to our property, plant and equipment in amounts we believe are reasonable. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for our drug candidates and drugs if there were a catastrophic event or interruption or failure of our manufacturing facilities or processes.
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
On March 15, 2019, the National People’s Congress published the Foreign Investment Law of the PRC, or the New Foreign Investment Law, which will come into force on January 1, 2020. The New Foreign Investment Law will replace the major existing laws and regulations governing foreign investment in China upon its enactment. The New Foreign Investment Law embodies an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. However, there are still substantial uncertainties with respect to the interpretation and implementation rules of the New Foreign Investment Law. The New Foreign Investment Law requires foreign investors or applicable foreign invested entities, or FIEs, to report investment information to government authorities. Although the New Foreign Investment Law does not specify the form, content, scope and frequency of such information reporting, it provides monetary fines of up to RMB 500,000 on non-compliance of such information reporting obligations. The PRC governmental authorities may promulgate implementation rules after the Foreign Investment Law is enacted and further clarify the detailed information reporting requirements on foreign investors and the applicable FIEs. In addition, the New Foreign Investment Law provides that FIEs established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within a five-year transition period. It is uncertain whether the PRC governmental authorities may require us to adjust the structure and corporate governance of certain of our PRC subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory compliance requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2019 and December 31, 2018, these restricted assets totaled $105.7 million and $93.3 million, respectively.
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
Local governments in the PRC have granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grant and subsidies recognized in the income statement for the three months ended March 31, 2019 and 2018, and the years ended December 31, 2018 and 2017 were $0.2 million, $0.2 million, $4.4 million and $11.3 million, respectively.
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
In addition to market and industry factors, the price and trading volume for our ordinary shares and/or ADSs may be highly volatile for specific business reasons, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional drug candidates; variations in the level of expenses related to our existing drugs and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on results of operations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business, our competitors or our industry; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares or ADSs; sales or perceived potential sales of additional ordinary shares or ADSs by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the U.S. or Hong Kong equity markets; changes in accounting principles; trade disputes or U.S.-China government relations; and changes or developments in the U.S., PRC, EU or global regulatory environment.
In addition, the stock market, in general, and pharmaceutical and biotechnology companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ordinary shares and/or ADSs, regardless of our actual operating performance. Further, the current volatility in the financial markets and related factors beyond our control may cause the ordinary share and/or ADS price to decline rapidly and unexpectedly.
The characteristics of the U.S. capital markets and the Hong Kong capital markets are different.
The Nasdaq and HKEx have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our ordinary shares and the ADSs representing them might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares, and vice versa. Because of the different characteristics of the U.S. and Hong Kong equity markets, the historic market prices of our ADSs and ordinary shares may not be indicative of the performance of our securities going forward.
We may be subject to securities litigation, which is expensive and could divert management attention.
Companies that have experienced volatility in the volume and market price of their shares have been subject to an increased incidence of securities class action litigation, particularly in our industry in recent years. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, and, if adversely determined, could have a material adverse effect on our business, financial condition and results of operations.
Future sales of our ordinary shares and/or ADSs in the public market could cause the ordinary shares and/or ADS price to fall.
The price of our ordinary shares and/or ADSs could decline as a result of sales of a large number of the ordinary shares and/or ADSs or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of April 30, 2019, 777,672,755 ordinary shares, par value $0.0001 per share, were outstanding, of which 606,358,597 ordinary shares were held in the form of 46,642,969 ADSs, each representing 13 ordinary shares.
We filed a registration statement with the SEC on behalf of certain shareholders on May 26, 2017, registering 299,279,370 ordinary shares in the form of 23,021,490 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units and under our employee share purchase plan. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares and/or ADSs could decline. We have also granted certain registration rights with respect to the shares issued to Celgene in the event that they are not eligible for sale under Rule 144.
In addition, in the future, we may issue additional ordinary shares, ADSs or other equity or debt securities convertible into ordinary shares or ADSs in connection with a financing, acquisition, license, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause the ordinary share and/or ADS price to decline.
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
Some of our directors and executive officers reside outside of Hong Kong and the United States and a substantial portion of their assets are located outside of Hong Kong and the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in Hong Kong or in the United States in the event that you believe that your rights have been infringed under the securities laws of Hong Kong, the United States or otherwise. To the extent our directors and executive officers reside outside China or their assets are located outside China, it may not be possible for investors to effect service of process upon us or our management inside China. Even if you are successful in bringing an action, the laws of the Cayman Islands and China may render you unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, Hong Kong or China, although the courts of the Cayman Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

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
The depositary for the ADSs is entitled to charge holders fees for various services, including annual service fees. Dealings in the ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty.
The depositary for the ADSs is entitled to charge holders fees for various services including for the issuance of ADSs upon deposit of ordinary shares, cancellation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company, or DTC, the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time. Additionally, dealings in the ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 58.5% of our outstanding ordinary shares as of April 30, 2019. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements
X

*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: May 9, 2019	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)