Form 10-Q
period 2019-06-30
BeiGene, Ltd.
filed 2019-08-08
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission File Number: 001-37686
___________________________________________________________
BEIGENE, LTD.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Cayman Islands	98-1209416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Mourant Governance Services (Cayman) Limited
94 Solaris Avenue, Camana Bay
Grand Cayman
Cayman Islands	KY1-1108
(Address of principal executive offices)	(Zip Code)
+1 (345) 949-4123
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
As of July 31, 2019, 784,439,632 ordinary shares, par value $0.0001 per share, were outstanding, of which 617,265,493 ordinary shares were held in the form of 47,481,961 American Depositary Shares, each representing 13 ordinary shares.
*Included in connection with the registration of the American Depositary Shares with the Securities and Exchange Commission. The ordinary shares are not registered or listed for trading in the United States but are listed for trading on The Stock Exchange of Hong Kong Limited.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2019	2018
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		918,948	712,937
Short-term restricted cash	5	14,567	14,544
Short-term investments	5	618,803	1,068,509
Accounts receivable		58,108	41,056
Unbilled receivable		—	8,612
Inventories	6	49,048	16,242
Prepaid expenses and other current assets	12	96,206	81,942
Total current assets		1,755,680	1,943,842
Long-term restricted cash	5	9,161	13,232
Property, plant and equipment, net	7	212,672	157,061
Land use right, net	1	—	45,058
Operating lease right-of-use assets	9	74,640	—
Intangible assets, net	10	6,509	7,172
Goodwill		109	109
Deferred tax assets	11	31,389	29,542
Other non-current assets	12	60,158	53,668
Total non-current assets		394,638	305,842
Total assets		2,150,318	2,249,684
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		148,536	113,283
Accrued expenses and other payables	12	103,061	100,414
Deferred revenue, current portion		—	18,140
Tax payable	11	2,175	5,888
Current portion of operating lease liabilities	9	9,167	—
Current portion of long-term bank loan	13	8,740	8,727
Total current liabilities		271,679	246,452
Non-current liabilities:
Long-term bank loan	13	84,489	40,785
Shareholder loan	14	154,321	148,888
Deferred revenue, non-current portion		—	9,842
Operating lease liabilities	9	18,662	—
Deferred tax liabilities		11,802	11,139
Other long-term liabilities	12	38,101	38,931
Total non-current liabilities		307,375	249,585
Total liabilities		579,054	496,037
Commitments and contingencies	21
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 784,439,632 and 776,263,184 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively		78	77
Additional paid-in capital		2,814,449	2,744,814
Accumulated other comprehensive (loss)/income	18	(225)	1,526
Accumulated deficit		(1,260,425)	(1,007,215)
Total BeiGene, Ltd. shareholders’ equity		1,553,877	1,739,202
Noncontrolling interest		17,387	14,445
Total equity		1,571,264	1,753,647
Total liabilities and equity		2,150,318	2,249,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2019	2018	2019	2018
		$	$	$	$
Revenues
Product revenue, net	15	58,142	31,426	115,563	54,676
Collaboration revenue	3	185,204	21,378	205,616	30,672
Total revenues		243,346	52,804	321,179	85,348
Expenses
Cost of sales - product		(17,839)	(6,256)	(33,100)	(10,806)
Research and development		(228,760)	(164,251)	(407,111)	(273,951)
Selling, general and administrative		(82,248)	(45,160)	(139,893)	(74,075)
Amortization of intangible assets		(332)	(187)	(663)	(375)
Total expenses		(329,179)	(215,854)	(580,767)	(359,207)
Loss from operations		(85,833)	(163,050)	(259,588)	(273,859)
Interest income, net		2,886	1,892	7,363	3,444
Other (expense) income, net		(878)	75	850	804
Loss before income taxes		(83,825)	(161,083)	(251,375)	(269,611)
Income tax (expense) benefit	11	(2,129)	3,368	(2,648)	6,780
Net loss		(85,954)	(157,715)	(254,023)	(262,831)
Less: net loss attributable to noncontrolling interests		(384)	(828)	(813)	(1,348)
Net loss attributable to BeiGene, Ltd.		(85,570)	(156,887)	(253,210)	(261,483)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	16	(0.11)	(0.22)	(0.33)	(0.38)
Weighted-average shares outstanding, basic and diluted	16	777,509,102	698,506,891	776,137,299	684,586,086

Net loss per American Depositary Share (“ADS”), basic and diluted		(1.43)	(2.92)	(4.24)	(4.97)
Weighted-average ADSs outstanding, basic and diluted		59,808,392	53,731,299	59,702,869	52,660,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	$	$	$	$
Net loss	(85,954)	(157,715)	(254,023)	(262,831)
Other comprehensive (loss)/ income, net of tax of nil:
Foreign currency translation adjustments	(7,337)	2,033	(3,582)	2,305
Unrealized holding gain, net	901	719	1,586	1,048
Comprehensive loss	(92,390)	(154,963)	(256,019)	(259,478)
Less: comprehensive loss attributable to noncontrolling interests	(523)	(870)	(1,058)	(1,326)
Comprehensive loss attributable to BeiGene, Ltd.	(91,867)	(154,093)	(254,961)	(258,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Six months ended June 30,
	Note	2019	2018
		$	$
Operating activities:
Net loss		(254,023)	(262,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		7,111	4,580
Share-based compensation expenses	17	58,994	36,037
Acquired in-process research and development		49,000	10,000
Non-cash interest expense		3,759	4,115
Deferred income tax benefits		(1,456)	(8,413)
Disposal gain on available-for-sale securities		(1,806)	(2,336)
Non-cash amortization of bond discount		(3,652)	—
Changes in operating assets and liabilities:
Accounts receivable		(17,052)	(3,743)
Unbilled receivable		8,612	3,605
Inventories		(32,806)	4,608
Prepaid expenses and other current assets		(14,535)	(27,669)
Operating lease right-of-use assets		(3,604)	—
Other non-current assets		(10,293)	(3,694)
Accounts payable		21,431	10,308
Accrued expenses and other payables		3,535	25,439
Tax payable		(3,713)	(8,005)
Deferred revenue		(27,982)	(3,442)
Other long-term liabilities		21	(197)
Operating lease liabilities		383	—
Net cash used in operating activities		(218,076)	(221,638)
Investing activities:
Purchases of property, plant and equipment		(43,275)	(20,309)
Purchases of investments		(710,791)	(1,198,922)
Proceeds from sale or maturity of investments		1,167,491	869,011
Purchase of in-process research and development		(49,000)	(10,000)
Net cash provided by (used in) investing activities		364,425	(360,220)
Financing activities:
Proceeds from follow-on public offering, net of underwriter discount		—	758,001
Payment of follow-on public offering cost		—	(414)
Capital contribution from noncontrolling interest		4,000	—
Proceeds from long-term loan	13	43,704	42,315
Proceeds from option exercises and employee share purchase plan		10,642	10,582
Net cash provided by financing activities		58,346	810,484
Effect of foreign exchange rate changes, net		(2,732)	1,783
Net increase in cash, cash equivalents, and restricted cash		201,963	230,409
Cash, cash equivalents, and restricted cash at beginning of period		740,713	239,602
Cash, cash equivalents, and restricted cash at end of period		942,676	470,011
Supplemental cash flow information:
Cash and cash equivalents		918,948	438,420
Restricted cash, current		14,567	31,591
Restricted cash, non-current		9,161	—
Income taxes paid		7,874	11,842
Interest expense paid		2,090	667
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		35,927	8,006
Changes in operating assets and liabilities adjusted through accumulated deficit		—	2,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2018	776,263,184	77	2,744,814	1,526	(1,007,215)	1,739,202	14,445	1,753,647
Use of shares reserved for share option exercises	(916,383)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	2,066,383	1	6,268	—	—	6,269	—	6,269
Share-based compensation	—	—	26,392	—	—	26,392	—	26,392
Other comprehensive income	—	—	—	4,546	—	4,546	(106)	4,440
Net loss	—	—	—	—	(167,640)	(167,640)	(429)	(168,069)
Balance at March 31, 2019	777,413,184	78	2,777,474	6,072	(1,174,855)	1,608,769	13,910	1,622,679
Contributions from shareholders	—	—	—	—	—	—	4,000	4,000
Exercise of options, ESPP and release of RSUs	3,802,747	—	4,373	—	—	4,373	—	4,373
Issuance of shares reserved for share option exercises	3,223,701	—	—	—	—	—	—	—
Share-based compensation	—	—	32,602	—	—	32,602	—	32,602
Other comprehensive loss	—	—	—	(6,297)	—	(6,297)	(139)	(6,436)
Net loss	—	—	—	—	(85,570)	(85,570)	(384)	(85,954)
Balance at June 30, 2019	784,439,632	78	2,814,449	(225)	(1,260,425)	1,553,877	17,387	1,571,264

Balance at December 31, 2017	592,072,330	59	1,000,747	(480)	(330,517)	669,809	14,422	684,231
Adjustment to opening balance of equity	—	—	—	263	(2,929)	(2,666)	375	(2,291)
Balance at January 1, 2018	592,072,330	59	1,000,747	(217)	(333,446)	667,143	14,797	681,940
Issuance of ordinary shares in connection with follow-on public offering	102,970,400	10	757,577	—	—	757,587	—	757,587
Issuance of shares reserved for share option exercises	213,018	—	—	—	—	—	—	—
Share-based compensation	—	—	17,396	—	—	17,396	—	17,396
Exercise of options and release of Restricted Share Units ("RSUs")	3,686,982	1	6,313	—	—	6,314	—	6,314
Other comprehensive income	—	—	—	537	—	537	64	601
Net loss	—	—	—	—	(104,596)	(104,596)	(520)	(105,116)
Balance at March 31, 2018	698,942,730	70	1,782,033	320	(438,042)	1,344,381	14,341	1,358,722
Issuance of shares reserved for share option exercises	514,909	—	—	—	—	—	—	—
Share-based compensation	—	—	18,641	—	—	18,641	—	18,641
Exercise of options and release of Restricted Share Units ("RSUs")	2,105,545	—	4,268	—	—	4,268	—	4,268
Other comprehensive income	—	—	—	2,794	—	2,794	(42)	2,752
Net loss	—	—	—	—	(156,887)	(156,887)	(828)	(157,715)
Balance at June 30, 2018	701,563,184	70	1,804,942	3,114	(594,929)	1,213,197	13,471	1,226,668

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
BeiGene, Ltd. (the “Company”) is a commercial-stage biotechnology company focused on developing and commercializing innovative molecularly targeted and immuno-oncology drugs for the treatment of cancer. The Company’s internally developed lead drug candidates are currently in late-stage clinical trials, and it is marketing three in-licensed drugs in China from which it has been generating product revenue since September 2017.
The Company was incorporated under the laws of the Cayman Islands as an exempted company with limited liability in October 2010. The Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market in February 2016 and has completed subsequent follow-on public offerings and a sale of ordinary shares to Celgene Switzerland LLC (“Celgene Switzerland”) in a business development transaction. On August 8, 2018, the Company completed its IPO on the Stock Exchange of Hong Kong Limited (“HKEx”) and a global follow-on public offering in which it raised approximately $869,709 in net proceeds, after deducting underwriting discounts and commissions and offering expenses. Effective August 8, 2018, the Company is dual listed in both the United States and Hong Kong.
As of June 30, 2019, there were no changes to the Company's subsidiaries listed in Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report"), except for the addition of BeiGene Singapore Pte., Ltd., a new wholly-owned subsidiary of BeiGene, Ltd.; BeiGene France Sarl and BeiGene (Taiwan) Limited, new wholly-owned subsidiaries of BeiGene Switzerland GmbH; and MapKure, LLC ("MapKure"), a majority-owned entity of BeiGene, Ltd.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, and the condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2019 and 2018, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report.
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.
Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. The Company consolidates its interests in its joint venture, BeiGene Biologics Co., Ltd. ("BeiGene Biologics") and MapKure, under the voting model and recognizes the minority shareholders' equity interest as a noncontrolling interest in its condensed consolidated financial statements.
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

 New accounting standards which have not yet been adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). Subsequently, the FASB issued ASU 2019-05, Financial Instruments- Credit Losses (Topic 326): Targeted Transition Relief. The amendments in ASU 2016-13 update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. SEC filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
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
Leases
The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of June 30, 2019. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
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
In 2017, the Company acquired a land use right from the local Bureau of Land and Resources in Guangzhou for the purpose of constructing and operating the biologics manufacturing facility in Guangzhou.  In 2019, the Company acquired a second Guangzhou land use right from the local Bureau of Land and Resources in Guangzhou. Both Guangzhou land use rights are being amortized over the respective terms of the land use rights, which are each 50 years.
In 2018, the Company acquired a second land use right in conjunction with the Innerway asset acquisition (see Note 4). The land use right is being amortized over the term of the land use right, which is 36 years.
Except for the changes to the Company’s significant accounting policies related to the adoption of the Lease ASUs, there have been no other material changes to the Company’s significant accounting policies as of and for the three and six months ended June 30, 2019, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2019 and December 31, 2018:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2019	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	605,015	—	—
U.S. agency securities	13,788	—	—
Cash equivalents
U.S. treasury securities	272,945	—	—
Money market funds	100,797	—	—
Total	992,545	—	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	1,068,509	—	—
Cash equivalents
Money market funds	159,810	—	—
Total	1,228,319	—	—

 The Company had no liabilities measured and recorded at fair value on a recurring basis as of June 30, 2019 or December 31, 2018.
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

The Company entered into a mutual agreement with Celgene to terminate the tislelizumab (BGB-A317) collaboration effective June 14, 2019. In connection with the termination, the Company regained full global rights to tislelizumab and received a $150,000 payment from Celgene. The payment was recognized as other collaboration revenue during the three months ended June 30, 2019, as the Company has no further performance obligations under the collaboration. Upon termination, the Company also recognized the remainder of the deferred revenue balance related to the upfront consideration allocated to research and development services at the time of the original collaboration. The Company's license from Celgene to distribute the approved cancer therapies ABRAXANE® (nanoparticle albumin-bound paclitaxel), REVLIMID® (lenalidomide), and VIDAZA® (azaciditine) in China is not affected by the termination of the tislelizumab collaboration. The collaboration agreement with Merck KGaA was terminated in December 2018.
The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	$	$	$	$
Reimbursement of research and development costs	9,460	18,175	27,634	25,730
Research and development service revenue	25,744	3,203	27,982	4,942
Other	150,000	—	150,000	—
Total	185,204	21,378	205,616	30,672

For the three and six months ended June 30, 2019, the Company recognized collaboration revenue of $185,204 and $205,616, respectively. The Company recognized $9,460 and $27,634 of research and development reimbursement revenue for the three and six months ended June 30, 2019 for the trials that Celgene opted into through the termination of the collaboration agreement. The $25,744 and $27,982 of research and development services revenue, respectively, for the three and six months ended June 30, 2019, primarily reflect the recognition of the remaining upfront consideration that was allocated to research and development services at the time of the collaboration and was recognized over the term of the respective clinical studies for the specified indications. The Company recognized $150,000 of other collaboration revenue for the three and six months ended June 30, 2019 related to the payment received from Celgene in connection with the termination of the collaboration agreement.
For the three and six months ended June 30, 2018, the Company recognized collaboration revenue of $21,378 and $30,672, respectively. The Company recognized $18,175 and $25,730 of research and development reimbursement revenue for the three and six months ended June 30, 2018 for the trials that Celgene had opted into. The $1,703 and $3,442 and of research and development services revenue, respectively, for the three and six months ended June 30, 2018, reflect the recognition of upfront consideration that was allocated to research and development services at the time of the collaboration and was recognized over the term of the respective clinical studies for the specified indications.
In May 2018, the Company achieved the milestone related to its collaboration agreement with Merck KGaA for dosing patients in the first Phase 3 clinical trial of pamiparib in the PRC Territory, and the related $1,500 milestone payment was recognized as research and development services revenue for the three months ended June 30, 2018.

BioAtla, LLC
On April 9, 2019, the Company entered into a global co-development and collaboration agreement with BioAtla LLC ("BioAtla") for the development, manufacturing and commercialization of BioAtla's investigational CAB-CTLA-4 antibody (BA3071), whereby BioAtla has agreed to co-develop the CAB-CTLA-4 antibody to defined early clinical objectives and the Company has agreed to then lead the parties' joint efforts to develop the product candidate and be responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, the Company will hold a co-exclusive license with BioAtla to develop and manufacture the product candidate globally and an exclusive license to commercialize the product candidate globally. The Company has agreed to be responsible for all costs of development, manufacturing and commercialization in Asia (excluding Japan), Australia and New Zealand (the "Company Territory"), and the parties have agreed to share development and manufacturing costs and commercial profits and losses upon specified terms in the rest of the world. BioAtla received an upfront payment of $20,000 and is eligible to receive a milestone payment upon reaching the defined early clinical objectives. BioAtla is also eligible to receive additional payments in subsequent development and regulatory milestones globally and commercial milestones in the Company Territory, together with tiered royalties on sales in the Company Territory.

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

5. Restricted Cash and Short-term Investments
The Company’s restricted cash balance of $23,728 as of June 30, 2019 primarily consisted of BeiGene Guangzhou Biologics Manufacturing Co., Ltd.'s ("BeiGene Guangzhou Factory's") secured deposits held in designated bank accounts for issuance of letter of credit, and restricted cash deposits as security for the long-term bank loan (Note 13).
Short-term investments as of June 30, 2019 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	601,824	3,191	—	605,015
U.S. agency securities	13,704	84	—	13,788
Total	615,528	3,275	—	618,803
 Short-term investments as of December 31, 2018 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	1,066,770	1,802	63	1,068,509
Total	1,066,770	1,802	63	1,068,509

 The Company does not consider the investment in U.S. treasury securities or U.S. agency securities to be other-than-temporarily impaired at June 30, 2019.

6. Inventories
The Company’s inventory balance of $49,048 and $16,242 as of June 30, 2019 and December 31, 2018, respectively, consisted primarily of finished goods product purchased from Celgene for distribution in the PRC. The increase in the inventory balance was mainly due to more purchases of REVLIMID® and VIDAZA® in order to meet the required timing of import into the PRC prior to sale.
7. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
	$	$
Laboratory equipment	26,765	22,636
Leasehold improvements	19,813	18,048
Building	15,860	15,857
Manufacturing equipment	17,481	16,048
Office equipment	3,355	2,216
Electronic equipment	1,503	1,229
Computer software	3,333	1,262
Property, plant and equipment, at cost	88,110	77,296
Less accumulated depreciation	(26,159)	(19,722)
Construction in progress	150,721	99,487
Property, plant and equipment, net	212,672	157,061

 As of June 30, 2019 and December 31, 2018, construction in progress of $150,721 and $99,487, respectively, primarily related to the buildout of the Guangzhou manufacturing facility. Depreciation expense for the three and six months ended June 30, 2019 was $3,363 and $6,448, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $2,099 and $4,083, respectively.
8. Manufacturing Facility in Guangzhou
On March 7, 2017, BeiGene HK, a wholly owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. (“GET”), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC.
On March 7, 2017, BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”). Under the terms of the JV Agreement, BeiGene HK made an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET made a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, on March 7, 2017, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics (see Note 14). BeiGene Biologics is working to establish a biologics manufacturing facility in Guangzhou, through a wholly owned subsidiary, the BeiGene Guangzhou Factory, to manufacture biologics for the Company and its subsidiaries.
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
In the fourth quarter of 2017, BeiGene HK and BeiGene Biologics entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai into BeiGene Biologics. The transfer consideration for the purchased interests under this Equity Transfer Agreement is the fair value of the 100% equity of BeiGene Shanghai appraised by a qualified

Chinese valuation firm under the laws of the PRC. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK’s equity interest in BeiGene Shanghai became 95%. As of June 30, 2019, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively.
As of June 30, 2019, the Company's cash and cash equivalents and restricted cash held by BeiGene Biologics totaled $137,053 and $23,240, respectively, to be used to build the commercial scale biologics facility and to fund research and development of the Company's biologics drug candidates in China.
9. Leases
The Company has operating leases for office and manufacturing facilities in the United States, Switzerland, and China. The leases have remaining lease terms of up to five years, some of which include options to extend the leases that have not been included in the calculation of the Company’s lease liabilities and ROU assets. The Company has land use rights which represent land acquired for constructing and operating the biologics manufacturing facility in Guangzhou, and the land acquired for the Company's research, development and office facility in Changping, Beijing. A second Guangzhou land use right was acquired in May 2019 for the Company's research and development activities. The land use rights represent lease prepayments and are expensed over the remaining term of the rights, which is 48 years for the initial Guangzhou land use right, 50 years for the second Guangzhou land use right and 35 years for the Changping land use right. The Company also has certain leases with terms of 12 months or less for certain equipment, office and lab space, which are not recorded to the balance sheet.
The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	$	$
Operating lease cost	3,147	6,522
Variable lease cost	587	884
Short-term lease cost	252	386
Total lease cost	3,986	7,792

Total expenses under operating leases were $2,217 and $3,870 for the three and six months ended June 30, 2018, respectively.
Supplemental balance sheet information related to leases was as follows:

As of
June 30,
2019
$
Operating lease right-of-use assets	26,802
Land use rights, net	47,838
Total operating lease right-of-use assets	74,640

Current portion of operating lease liabilities	9,167
Operating lease liabilities	18,662
Total lease liabilities	27,829

Maturities of operating lease liabilities are as follows (1):

$
Six months ending December 31, 2019	5,518
Year ending December 31, 2020	11,251
Year ending December 31, 2021	8,784
Year ending December 31, 2022	4,439
Year ending December 31, 2023	1,445
Thereafter	105
Total lease payments	31,542
Less imputed interest	(3,713)
Present value of lease liabilities	27,829

(1) As of June 30, 2019, the Company has additional operating leases for office facilities that have not yet commenced of $3,605. These operating leases will commence during the fiscal year 2019 with lease terms of up to three years.
Other supplemental information related to leases is summarized below:

Six months ended
June 30,
2019
$
Operating cash flows used in operating leases	5,730
ROU assets obtained in exchange for new operating lease liabilities	1,917

As of
June 30,
2019
$
Weighted-average remaining lease term (years)	3
Weighted-average discount rate	7.86%

The undiscounted future minimum payments under non-cancelable operating leases as of December 31, 2018, prior to the adoption of the Lease ASUs was as follows:

$
Year ending December 31:
2019	10,752
2020	9,972
2021	7,805
2022	3,923
2023 and thereafter	1,357
Total	33,809

10. Intangible Assets
Intangible assets as of June 30, 2019 and December 31, 2018 are summarized as follows:

	As of
	June 30, 2019			December 31, 2018
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(1,375)	6,125	7,500	(1,000)	6,500
Trading license	816	(432)	384	816	(144)	672
Total finite-lived intangible assets	8,316	(1,807)	6,509	8,316	(1,144)	7,172

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
Amortization expense of intangible assets for the three and six months ended June 30, 2019 was $332 and $663, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2018 was $187 and $375, respectively.
As of June 30, 2019, expected amortization expense for the unamortized finite-lived intangible assets is approximately $663 for the remainder of 2019, $846 in 2020, $750 in 2021, $750 in 2022, $750 in 2023, and $2,750 in 2024 and thereafter.
11. Income Taxes
Income tax expense was $2,129 and $2,648, respectively, for the three and six months ended June 30, 2019, and income tax benefit was $3,368 and $6,780, respectively, for the three and six months ended June 30, 2018. The income tax expense for the three and six months ended June 30, 2019 was primarily attributable to increased income reported in the U.S. and certain China subsidiaries and certain non-deductible expenses, offset by U.S. research and development tax credits, reversal of valuation allowance against deferred tax assets of a China subsidiary, other special tax deductions and the reduced discrete tax benefit of employee stock option exercises. The income tax benefit for the three and six months ended June 30, 2018 was primarily attributable to U.S. research and development tax credits and the discrete tax benefit of employee stock option exercises.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of June 30, 2019, it is more likely than not the deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, as well as certain subsidiaries in China.
As of June 30, 2019, the Company had gross unrecognized tax benefits of $2,870. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $311 and $575, respectively, in the three and six months ended June 30, 2019 due to additions related to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2019 and December 31, 2018, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of June 30, 2019, Australia tax matters are open to examination for the years 2013 through 2019, China tax matters are open to examination for the years 2013 through 2019 and U.S. federal tax matters are open to examination for years 2015 through 2019. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2019.
12. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	June 30,	December 31,
	2019	2018
	$	$
Prepaid research and development costs	68,386	58,673
Prepaid taxes	13,279	10,479
Interest receivable	3,370	3,096
Other	11,171	9,694
Total	96,206	81,942

Other non-current assets consist of the following:

	As of
	June 30,	December 31,
	2019	2018
	$	$
Prepayment of long-term assets	8,179	11,981
Prepayment of facility capacity expansion activities (1)	25,232	25,193
Prepaid VAT	22,936	14,671
Rental deposits and other	3,811	1,823
Total	60,158	53,668
(1) Represents a payment for a facility expansion under a commercial supply agreement. The payment will be credited back to the Company through credits on supply purchases over the life of the supply agreement.
Accrued expenses and other payables consist of the following:

	As of
	June 30,	December 31,
	2019	2018
	$	$
Compensation related	28,290	35,887
External research and development activities related	46,726	34,588
Commercial activities	11,531	10,433
Individual income tax and other taxes	7,632	8,030
Sales rebates and returns related	2,671	4,749
Professional fees and other	6,211	6,727
Total	103,061	100,414

Other long-term liabilities consist of the following:

	As of
	June 30,	December 31,
	2019	2018
	$	$
Deferred government grant income	37,910	37,851
Other	191	1,080
Total	38,101	38,931

13. Long-term Bank Loans
On September 2, 2015, BeiGene (Suzhou) Co., Ltd. ("BeiGene (Suzhou)") entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank to borrow RMB120,000 at a 7% fixed annual interest rate. The loan is secured by BeiGene (Suzhou)’s equipment with a net carrying amount of $15,647 and the Company’s rights to a PRC patent on a drug candidate. In September 2018, the Company repaid the first tranche of $8,736 (RMB60,000). The remaining loan principal amount outstanding as of June 30, 2019 of $8,740 (RMB60,000) is repayable on September 30, 2019.
 On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow a RMB denominated loan of RMB580,000 at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense will be paid quarterly until the loan is fully settled. As of June 30, 2019, the Company has fully drawn down $84,489 (RMB580,000) of this loan, of which $43,704 (RMB300,000) was drawn down during the six months ended June 30, 2019. The loan interest rate was 4.9% for the six months ended June 30, 2019, and the maturity dates range from 2021 to 2027.
 As of June 30, 2019, the Company has no unused long-term credit availability remaining. Interest expense recognized for the three and six months ended June 30, 2019 was $1,167 and $2,108, respectively, among which, $738 and $1,379 was capitalized, respectively. Interest expense for the three and six months ended June 30, 2018 was $421 and $752, respectively.
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
For the three and six months ended June 30, 2019, total interest expense generated from the Shareholder Loan was $2,531 and $5,176, respectively, among which, $716 and $1,504 was capitalized, respectively.
For the three and six months ended June 30, 2018, total interest expense generated from the Shareholder Loan was $2,329 and $5,609, respectively, among which, $753 and $1,568 was capitalized, respectively.
15.  Product Revenue
The Company’s product sales are derived from the sale of ABRAXANE®, REVLIMID®, and VIDAZA® in China under a distribution license from Celgene. The table below presents the Company’s net product sales for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	$	$	$	$
Product revenue – gross	58,733	31,670	117,269	55,155
Less: Rebates and sales returns	(591)	(244)	(1,706)	(479)
Product revenue – net	58,142	31,426	115,563	54,676

 The following table presents the roll-forward of accrued sales rebates and returns for the six months ended June 30, 2019 and June 30, 2018:

Sales Rebates and Returns
$
Balance as of December 31, 2017	3,997
Accrual	479
Payments	(3,789)
Balance as of June 30, 2018	687
Balance as of December 31, 2018	4,749
Accrual	1,706
Payments	(3,784)
Balance as of June 30, 2019	2,671

16. Loss Per Share
Loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	$	$	$	$
Numerator:
Net loss attributable to BeiGene, Ltd.	(85,570)	(156,887)	(253,210)	(261,483)
Denominator:
Weighted average shares outstanding, basic and diluted	777,509,102	698,506,891	776,137,299	684,586,086
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(0.11)	(0.22)	(0.33)	(0.38)

The effects of all share options, restricted shares and restricted share units were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive during the three and six months ended June 30, 2019 and 2018.
17. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
On January 14, 2016, in connection with its U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of June 30, 2019, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,144,371. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the HKEx rules. In December 2018, the board of directors approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the six months ended June 30, 2019, the Company granted options for 12,347,790 ordinary shares and restricted share units for 13,169,676 ordinary shares under the 2016 Plan. As of June 30, 2019, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 89,824,182 and 20,846,085, respectively.
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
During the six months ended June 30, 2019, the Company did not grant any options or restricted share units under the 2018 Plan. As of June 30, 2019, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 79,404 and 3,241,043, respectively.
2018 Employee Share Purchase Plan
On June 6, 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”).  Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated ESPP to remove an “evergreen” share replenishment provision originally included in the plan and implement other changes required by the HKEx rules. In December 2018, the shareholders of the Company approved a second amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. In June 2019, the board of directors adopted an amendment to revise the eligibility criteria for enrollment in the plan. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
On February 28, 2019, the Company issued 154,505 ordinary shares to employees for aggregate proceeds of $1,385. The purchase price of the shares was $116.49 per ADS, or $8.96 per ordinary share, which was discounted in accordance with the terms of the ESPP from the closing price on NASDAQ on February 28, 2019 of $137.05 per ADS, or $10.54 per ordinary shares.
The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	$	$	$	$
Research and development	18,154	10,722	33,925	22,774
Selling, general and administrative	14,448	7,919	25,069	13,263
Total	32,602	18,641	58,994	36,037

18. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2018	(212)	1,738	1,526
Other comprehensive (loss)/ income before reclassifications	(3,337)	3,392	55
Amounts reclassified from accumulated other comprehensive income	—	(1,806)	(1,806)
Net-current period other comprehensive (loss)/ income	(3,337)	1,586	(1,751)
Balance as of June 30, 2019	(3,549)	3,324	(225)

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
During the three and six months ended June 30, 2019 and 2018, no appropriation to statutory reserves was made because the PRC subsidiaries had substantial losses during such periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulation in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2019 and December 31, 2018, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $113,248 and $93,281, respectively.
21. Commitments and Contingencies
Purchase Commitments
As of June 30, 2019, the Company had purchase commitments amounting to $134,897 related to minimum purchase requirements for inventory purchased from Celgene and contract manufacturing organizations.
Capital commitments
The Company had capital commitments amounting to $16,222 for the acquisition of property, plant and equipment as of June 30, 2019, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	$	$	$	$
PRC	58,142	32,926	115,563	56,176
United States	120,383	12,921	133,650	18,962
Other	64,821	6,957	71,966	10,210
Total	243,346	52,804	321,179	85,348

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
Overview
We are a commercial-stage biotechnology company focused on developing and commercializing innovative molecularly targeted and immuno-oncology drugs for the treatment of cancer. Our internally developed lead drug candidates are currently in late-stage clinical trials. These candidates are (1) zanubrutinib (BGB-3111), a potentially best-in-class investigational small molecule inhibitor of Bruton’s tyrosine kinase, or BTK, (2) tislelizumab (BGB-A317), an investigational humanized monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 (PD-1), and (3) pamiparib (BGB-290), an investigational small molecule inhibitor of the poly ADP-ribose polymerase 1 (PARP1) and PARP2 enzymes. All three of these drug candidates are currently in Phase 2 or 3 pivotal trials globally and/or in China, and we filed for regulatory approvals in China in 2018 for zanubrutinib in relapsed/refractory (R/R) mantle cell lymphoma (MCL) and in R/R chronic lymphocytic leukemia (CLL) or R/R small lymphocytic lymphoma (SLL); and for tislelizumab in R/R classical Hodgkin's Lymphoma (cHL) and patients with previously treated locally advanced or metastatic urothelial carcinoma (UC). We also have additional drug candidates in earlier stage clinical development.
We started as a research and development company in Beijing in 2010, focusing on developing best-in-class oncology drugs. Over the last nine years, we have developed into a fully integrated global biotechnology company with operations in China, the United States, Europe and Australia, including a more than 1,000-person global clinical development team running over 50 ongoing or planned clinical trials as of June 30, 2019. We also have a growing commercial team that is selling our existing in-licensed drugs in China and preparing for launches of our internally developed drug candidates in China and the United States, as well as internal manufacturing capabilities in China that are operational or under construction for the clinical and commercial supply of our small molecule and biologic drug candidates.
Recent Developments
Recent Business Developments
On July 7, 2019, we announced that the China National Medical Products Administration (NMPA, formerly known as the CFDA) had granted priority review status to the supplemental new drug application (sNDA) for tislelizumab for patients with previously treated locally advanced or metastatic urothelial carcinoma (UC).
On June 18, 2019, we and SpringWorks Therapeutics, Inc. (“SpringWorks”) jointly announced the formation of MapKure, LLC (“MapKure”), a newly created entity that is jointly owned by our Company and SpringWorks. MapKure intends to develop BGB-3245, an investigational, oral, selective small molecule inhibitor of monomer and dimer forms of activating B-RAF mutations including V600 BRAF mutations, non-V600 B-RAF mutations, and RAF fusions. Under the terms of the arrangement, SpringWorks made an equity investment into MapKure and we contributed an exclusive royalty and milestone-bearing license to develop and commercialize BGB-3245 outside of Asia, but including rights to Japan, in exchange for a majority ownership position in MapKure. We consolidate MapKure under the voting model and recognize SpringWorks' interest as a noncontrolling interest in our condensed consolidated financial statements.
On June 17, 2019, we announced that we had entered into an agreement with Celgene to mutually terminate the parties’ Amended and Restated Exclusive License and Collaboration Agreement, dated August 31, 2017, pursuant to which we had granted an exclusive license to Celgene to develop and commercialize tislelizumab for solid tumors in the United States, Europe, Japan and the rest of the world other than Asia. In connection with the termination, Celgene paid $150.0 million to us and we regained the full global development and commercialization rights to tislelizumab. Our exclusive license from Celgene to distribute and promote ABRAXANE®, REVLIMID®, and VIDAZA® in China is not affected by the termination of the tislelizumab agreement.
On May 30, 2019, we announced that the NMPA had accepted a supplemental import drug application for ABRAXANE® in combination with gemcitabine, as a potential first-line treatment of patients with metastatic adenocarcinoma of the pancreas (mPC).
Recent Regulatory Developments
On June 10, 2019, China's State Council promulgated the Regulation on the Administration of Human Genetic Resources (the “HGR Regulation”), which became effective on July 1, 2019. The HGR Regulation applies to all human genetic resources (“HGR”)-related activities, including sampling, biobanking, use of HGR materials and associated data, in China, and provision of such to foreign parties.
According to the HGR Regulation, foreign parties (including foreign entities and entities established or actually controlled by foreign entities and individuals) seeking access to China’s HGRs for scientific research, including clinical trials intended to support marketing approval of drugs and medical devices in China, must do so only through collaborations with Chinese parties. The HGR Regulation now prohibits foreign parties from independently sampling or biobanking any China HGR in China and it adds an approval requirement for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Any cross-border transfer of the HGRs under an international collaboration requires approval.
Another significant change is the HGR Regulation replaced the advance approval requirement with a record-filing procedure for international collaborations on clinical trials intended to support marketing approval of drugs in China that do not transfer HGR materials abroad, though the advance approval requirement still applies to studies involving the export of HGR materials. However, it is unclear how this record-filing procedure will be implemented in practice and to what extent companies will benefit from it.
The Regulation retains the provision in the Interim Measures for the Administration of Human Genetic Resources issued in 1998 (the "Interim Measures") that parties should jointly apply for and own the patent rights arising from the results generated from international collaborations that utilize China HGR. The parties may contractually agree on how to dispose of their patent rights. However, the joint ownership requirement is still broad and it is unclear how this requirement will be implemented in practice.
It also significantly increases and expands penalties for various violations of the HGR Regulation, including warnings, disgorgement of illegal gains, confiscation of illegal HGR, fines up to RMB10 million (about $1,450,000) or 5-10 times of illegal gains in the event such illegal gains exceed RMB1 million (about $145,000), and temporary (1-5 years) or permanent debarment of companies, institutions and responsible persons from further HGR projects.
As uncertainties exist as to how the HGR Regulation may be interpreted and implemented, we are still evaluating its potential impact on our HGR related activities and practices. We expect that HGR-related activities will receive greater attention and focus from regulators going forward.
Components of Operating Results
Revenue
To date, our revenue has consisted of product sales revenue since September 2017 and upfront license fees, reimbursed research and development expenses and other collaboration revenue from our strategic collaborations with Celgene for tislelizumab entered in 2017 and terminated in June 2019 and upfront license fees and milestone payments from a prior collaboration agreement with Merck KGaA, Darmstadt Germany. We do not expect to generate significant revenue from internally developed drug candidates unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which is subject to significant uncertainty.
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
We also recorded revenue from our collaboration and license agreement with Celgene for tislelizumab, which was terminated in June 2019. Under this agreement, we received an upfront payment related to the license fee, which was recognized upon the delivery of the license right. Additionally, the reimbursement of remaining undelivered research and development services was recognized over the performance period of the collaboration arrangement. We recognized the remainder of the deferred research and development services revenue balance upon termination of the collaboration agreement. We also received research and development reimbursement revenue for the basket study trials that Celgene opted into through the termination of the collaboration agreement. Pursuant to the terms of the termination agreement, we received a one-time payment of $150 million. The entire payment was recognized in the period the termination occurred, as we had no further performance obligations under the collaboration. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report for a description of this agreement.
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
Our current research and development activities mainly relate to the clinical advancement of our internally developed and in-licensed drug candidates:

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
We expense research and development costs when we incur them. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us. We expense the manufacturing costs of our internally developed products that are used in clinical trials as they are incurred, as research and development expense. We do not allocate employee-related costs, depreciation, rental and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.
At this time, it is difficult to estimate or know for certain, the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our internally developed drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our internally developed drug candidates. This is due to the numerous risks and uncertainties associated with developing such drug candidates, including the uncertainty of:

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
Research and development activities are central to our business model. We expect research and development costs to increase in the near future as our development programs progress, as we continue to support the clinical trials of our drug candidates as treatments for various cancers and as we move our drug candidates into additional clinical trials, including potential pivotal trials. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development and commercial programs and plans.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support the preparation for the global launch and potential commercialization of our internally developed drug candidates, if approved, and expansion of our commercialization activities with respect to ABRAXANE® (nanoparticle albumin–bound paclitaxel), REVLIMID® (lenalidomide), and VIDAZA® (azaciditine) in China. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our drug candidates as treatments for various cancers and the initiation of clinical trials for potential new drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance.
Interest Income (Expense), Net
Interest Income
Interest income consists primarily of interest generated from our cash and short-term investments in money market funds, time deposits, U.S. Treasury securities and U.S. agency securities.
Interest Expense
Interest expense consists primarily of interest on our long-term bank loan and shareholder loan.
Other Income (Expense), Net
Other income (expense) consists primarily of government grants and subsidies received that involve no conditions or continuing performance obligations by us, realized and unrealized gains and losses related to changes in foreign currency exchange rates and gain on the sale of investments.

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$58,142	$31,426	$26,716	85%	115,563	54,676	60,887	111%
Collaboration revenue	185,204	21,378	163,826	766%	205,616	30,672	174,944	570%
Total revenues	243,346	52,804	190,542	361%	321,179	85,348	235,831	276%
Expenses
Cost of sales - product	(17,839)	(6,256)	(11,583)	185%	(33,100)	(10,806)	(22,294)	206%
Research and development	(228,760)	(164,251)	(64,509)	39%	(407,111)	(273,951)	(133,160)	49%
Selling, general and administrative	(82,248)	(45,160)	(37,088)	82%	(139,893)	(74,075)	(65,818)	89%
Amortization of intangible assets	(332)	(187)	(145)	78%	(663)	(375)	(288)	77%
Total expenses	(329,179)	(215,854)	(113,325)	53%	(580,767)	(359,207)	(221,560)	62%
Loss from operations	(85,833)	(163,050)	77,217	(47)%	(259,588)	(273,859)	14,271	(5)%
Interest income, net	2,886	1,892	994	53%	7,363	3,444	3,919	114%
Other (expense) income, net	(878)	75	(953)	(1,271)%	850	804	46	6%
Loss before income taxes	(83,825)	(161,083)	77,258	(48)%	(251,375)	(269,611)	18,236	(7)%
Income tax (expense) benefit	(2,129)	3,368	(5,497)	(163)%	(2,648)	6,780	(9,428)	(139)%
Net loss	(85,954)	(157,715)	71,761	(46)%	(254,023)	(262,831)	8,808	(3)%
Less: Net loss attributable to noncontrolling interest	(384)	(828)	444	(54)%	(813)	(1,348)	535	(40)%
Net loss attributable to BeiGene, Ltd.	$(85,570)	$(156,887)	$71,317	(45)%	(253,210)	(261,483)	8,273	(3)%
Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue
Total revenue increased to $243.3 million for the three months ended June 30, 2019, from $52.8 million for the three months ended June 30, 2018. The following table summarizes the components of revenue for the three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended
	June 30,		Changes
	2019	2018	$	%
	(dollars in thousands)
Product revenue	$58,142	$31,426	$26,716	85%
Collaboration revenue:
Reimbursement of research and development costs	9,460	18,175	(8,715)	(48)%
Research and development service revenue	25,744	3,203	22,541	704%
Other	150,000	—	150,000	NM
Total	$243,346	$52,804	$190,542	361%
Net product revenue was $58.1 million for the three months ended June 30, 2019, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China. We began recognizing product revenue with sales to our distributors in China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA® was launched in China in February 2018. We had $31.4 million product revenue for the three months ended June 30, 2018.

Collaboration revenue totaled $185.2 million for the three months ended June 30, 2019 and was comprised primarily of a $150.0 million payment received upon termination of the collaboration agreement with Celgene for tislelizumab, as well as the revenue recognition of previously deferred amounts. In addition, we recognized $9.5 million of research and development reimbursement revenue for the trials Celgene opted into through termination of the collaboration agreement.
Cost of Sales
Cost of sales increased to $17.8 million for the three months ended June 30, 2019 from $6.3 million for the three months ended June 30, 2018. Cost of sales for the three months ended June 30, 2019 consisted entirely of the cost of products purchased from Celgene and distributed in the People's Republic of China, or PRC.
Research and Development Expense
Research and development expense increased by $64.5 million, or 39.3%, to $228.8 million for the three months ended June 30, 2019 from $164.3 million for the three months ended June 30, 2018. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended
	June 30,		Changes
	2019	2018	$	%
	(dollars in thousands)
External cost of clinical-stage programs	$102,960	$90,130	$12,830	14%
In-process research and development expense	20,000	—	20,000	NM
External cost of non-clinical-stage programs	11,566	18,545	(6,979)	(38)%
Internal research and development expenses	94,234	55,576	38,658	70%
Total research and development expenses	$228,760	$164,251	$64,509	39%

The increase in external research and development expense was primarily attributable to the advancement of our clinical drug candidates, and included the following:

•
Increases of approximately $1.0 million, $9.4 million, $1.4 million and $1.0 million, respectively, for zanubrutinib, tislelizumab, pamiparib and lifirafenib. The expense increases were primarily due to the expansion of clinical trials for these candidates, including the initiation or continuation of pivotal trials.

•	Increase of $20.0 million in in-process research and development expense related to the upfront payment to BioAtla for the CAB-CTLA-4 global co-development and collaboration agreement.

•	External spending for our non-clinical-stage programs was primarily related to manufacturing costs for pre-commercial activities and costs associated with our preclinical candidates.
The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:

•	$15.9 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•	$7.4 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed;

•
$3.3 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and

•	$12.0 million increase of facilities, office expense, rental fee and other expenses to support the growth of our organization.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $37.1 million, or 82.1%, to $82.2 million for the three months ended June 30, 2019, from $45.2 million for the three months ended June 30, 2018. The increase was primarily attributable to the following:

•
$13.1 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the expansion of our commercial organization in China;

•	$6.5 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed;

•	$3.1 million increase of professional fees for legal, consulting, recruiting, information technology, accounting and audit services to support our growing business; and

•
$14.3 million increase of selling, facility, conference fees, travel expenses, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China.

Interest Income, Net
Interest income, net increased by $1.0 million, or 52.5%, to $2.9 million for the three months ended June 30, 2019, from $1.9 million for three months ended June 30, 2018. The increase in interest income was primarily attributable to interest income on our larger cash and short-term investment balances exceeding interest expense on our long-term debt.
Other (Expense) Income, Net
Other (expense) income, net decreased to $0.9 million of net other expense for the three months ended June 30, 2019, from $0.1 million of net other income for the three months ended June 30, 2018. The decrease was mainly attributable to the decrease in government grants, and partially offset by decrease in foreign currency exchange losses and increase in gain on sales of available-for-sale securities.
Income Tax (Expense) Benefit
Income tax expense was $2.1 million for the three months ended June 30, 2019, as compared to an income tax benefit of $3.4 million for the three months ended June 30, 2018. The income tax expense for the three months ended June 30, 2019 was primarily attributable to income reported in the U.S. and certain China subsidiaries, and certain non-deductible expenses, offset by U.S. research and development tax credits, reversal of a valuation allowance against deferred tax assets of a China subsidiary, other special tax deductions and the discrete tax benefit of employee stock option exercises.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue
Total revenue increased to $321.2 million for the six months ended June 30, 2019, from $85.3 million for the six months ended June 30, 2018. The following table summarizes the components of revenue for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended
	June 30,		Changes
	2019	2018	$	%
	(dollars in thousands)
Product revenue	115,563	54,676	60,887	111%
Collaboration revenue:
Reimbursement of research and development costs	27,634	25,730	1,904	7%
Research and development service revenue	27,982	4,942	23,040	466%
Other	150,000	—	150,000	NM
Total	321,179	85,348	235,831	276%

Net product revenue was $115.6 million for the six months ended June 30, 2019, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China. We began recognizing product revenue with sales to our distributors in China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA® was launched in China in February 2018. We had $54.7 million product revenue for the six months ended June 30, 2018.
Collaboration revenue totaled $205.6 million for the six months ended June 30, 2019 and was comprised primarily of a $150.0 million payment received upon termination of the collaboration agreement with Celgene for tislelizumab, as well as the revenue recognition of previously deferred amounts. Additionally, we recognized $27.6 million for the reimbursement of research and development costs for the clinical trials that Celgene had opted into prior to the arrangement being terminated.
Cost of Sales
Cost of sales increased to $33.1 million for the six months ended June 30, 2019 from $10.8 million for the six months ended June 30, 2018. Cost of sales for the six months ended June 30, 2019 consisted entirely of the cost of products purchased from Celgene and distributed in the People's Republic of China, or PRC.
Research and Development Expense
Research and development expense increased by $133.2 million, or 48.6%, to $407.1 million for the six months ended June 30, 2019 from $274.0 million for the six months ended June 30, 2018. The following table summarizes external clinical, external non-clinical and internal research and development expense for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended
	June 30,			Changes
	2019		2018	$	%
	(dollars in thousands)
External cost of clinical-stage programs	181,661	—	133,299	48,362	36%
In-process research and development expense	30,000		10,000	20,000	200%
External cost of non-clinical-stage programs	21,623	—	28,331	(6,708)	(24)%
Internal research and development expenses	173,827	—	102,321	71,506	70%
Total research and development expenses	407,111		273,951	133,160	49%
 The increase in external research and development expense was primarily attributable to the advancement of our clinical drug candidates, and included the following:

•
Increases of approximately $11.8 million, $34.7 million, and $2.1 million, respectively, for zanubrutinib, tislelizumab, and lifirafenib, partially offset by a decrease of approximately $0.2 million for pamiparib. The expense increases were primarily due to the expansion of clinical trials for these candidates, including the initiation or continuation of pivotal trials.

•
$30.0 million of in-process research and development expense primarily related to the $10.0 million up-front payment made under the Ambrx collaboration and license agreement and the $20.0 million up-front payment made under the BioAtla CAB-CTLA-4 global co-development and collaboration agreement.

•	External spending for our non-clinical-stage programs was primarily related to manufacturing costs for pre-commercial activities and costs associated with our preclinical candidates.
The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:

•	$34.8 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•	$11.2 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed;

•
$5.3 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and

•	$20.2 million increase of facilities, office expense, rental fee and other expenses to support the growth of our organization.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $65.8 million, or 88.9%, to $139.9 million for the six months ended June 30, 2019, from $74.1 million for the six months ended June 30, 2018. The increase was primarily attributable to the following:

•
$25.7 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the expansion of our commercial organization in China;

•	$11.8 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed;

•	$5.3 million increase of professional fees for legal, consulting, recruiting, information technology, accounting and audit services to support our growing business; and

•
$23.0 million increase of selling, facility, conference fees, travel expenses, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China.

Interest Income, Net
Interest income, net increased by $3.9 million, or 113.8%, to $7.4 million for the six months ended June 30, 2019, from $3.4 million for six months ended June 30, 2018. The increase in interest income was primarily attributable to interest income on our larger cash and short-term investment balances exceeding interest expense on our long-term debt.
Other Income, Net
Other income, net increased to $0.9 million for the six months ended June 30, 2019, from $0.8 million for the six months ended June 30, 2018. The increase was mainly attributable to the gain on sales of available-for-sale securities and decrease in foreign currency exchange losses, and partially offset by the decrease in government grants.
Income Tax (Expense) Benefit
Income tax expense was $2.6 million for the six months ended June 30, 2019, as compared to an income tax benefit of $6.8 million for the six months ended June 30, 2018. The income tax expense for the six months ended June 30, 2019 was primarily attributable to income reported in the U.S. and certain China subsidiaries, and certain non-deductible expenses, offset by U.S. research and development tax credits, reversal of a valuation allowance against deferred tax assets of a China subsidiary, other special tax deductions and the discrete tax benefit of employee stock option exercises. The income tax benefit for the six months ended June 30, 2018 was primarily attributable to U.S. research and development tax credits and the discrete tax benefit of employee stock option exercises.
Liquidity and Capital Resources
Since inception, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our operating losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $86.0 million and $254.0 million, respectively, for the three and six months ended June 30, 2019 and net losses of $157.7 million and $262.8 million, respectively, for the three and six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $1.3 billion. Our primary use of cash is to fund our research and development activities and to support the commercialization of our products in China and planned product launches in China and the United States. Our operating activities used $218.1 million and $221.6 million during the six months ended June 30, 2019 and 2018, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities, proceeds from our collaboration agreements, and sales of ABRAXANE®, REVLIMID® and VIDAZA® in China since September 2017.
As of June 30, 2019, we had cash, cash equivalents, restricted cash, and short-term investments of $1.6 billion, including approximately $160.3 million of cash, cash equivalents and restricted cash held by our joint venture, BeiGene Biologics, to build a commercial biologics facility in Guangzhou, China and to fund research and development of biologics drug candidates in China. Restricted cash of $23.7 million represents secured deposits of BeiGene Guangzhou Factory held in designated bank accounts for the issuance of a letter of credit and restricted cash deposits as security for a long-term bank loan.

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$740,713	$239,602
Net cash used in operating activities	(218,076)	(221,638)
Net cash provided by (used in) investing activities	364,425	(360,220)
Net cash provided by financing activities	58,346	810,484
Net effect of foreign exchange rate changes	(2,732)	1,783
Net increase in cash, cash equivalents, and restricted cash	201,963	230,409
Cash, cash equivalents and restricted cash at end of period	$942,676	$470,011
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
Operating Activities
Operating activities used $218.1 million of cash in the six months ended June 30, 2019, which resulted principally from our net loss of 254.0 million, which was inclusive of the $150.0 million payment recognized in revenue in connection with the termination of the Celgene collaboration agreement for tislelizumab, and an increase in our net operating assets and liabilities of $76.0 million, offset by non-cash charges of $112.0 million related primarily to stock-based compensation expense, depreciation and amortization and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to an increase of $17.1 million related to collections on product sales from our collaboration with Celgene, an increase of $32.8 million in inventories, an increase of $3.6 million in operating lease right-of-use assets, an increase of $10.3 million in other non-current assets primarily related to VAT prepayments, an increase of $14.5 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, a decrease of $3.7 million in taxes payable, and a decrease of $28.0 million in deferred revenue, all of which had a negative impact on operating cash flow. These cash uses were partially offset by an increase of $25.0 million in accounts payable and accrued expenses related to payments for external research and development costs, a decrease of $8.6 million in unbilled receivables related to the Celgene collaboration, and an increase of $0.4 million in operating lease liabilities and other long-term liabilities, all of which had a positive impact on operating cash flows. Our non-cash charges and other adjustments to our net loss during the six months ended June 30, 2019 primarily consisted of $59.0 million of share-based compensation expense, $49.0 million of acquired in-process research and development related to our license agreements with Ambrx and BioAtla, and termination of the collaboration agreement with Merck KGaA, Darmstadt Germany, $7.1 million of depreciation and amortization expense, and $3.8 million of non-cash interest expense, offset by $3.7 million of bond discount amortization, $1.5 million related to deferred tax benefits, and $1.8 million of disposal gain on available-for-sale securities.
Operating activities used $221.6 million of cash in the six months ended June 30, 2018, which resulted principally from our net loss of $262.8 million and an increase in our net operating assets and liabilities of $2.8 million, offset by non-cash charges of $44.0 million. The increase in our net operating assets was primarily due to an increase of $27.7 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, a decrease in taxes payable of $8.0 million, an increase in accounts receivables of $3.7 million related to collections on product sales from our collaboration with Celgene in China, an increase of $3.7 million in other non-current assets primarily related to rental deposits, and a decrease in deferred revenue and other long-term liabilities of $3.6 million, which each had a negative impact on operating cash flow. These factors were partially offset by an increase of $35.7 million in accounts payable and accrued expenses related to payments for external research and development costs, payroll-related costs and selling, general and administrative expenses to support our growing business, a decrease of $4.6 million in inventories and a decrease in unbilled receivables of $3.6 million related to the Celgene collaboration for tislelizumab, which each had a positive impact on operating cash flow. Our non-cash charges and other adjustments to our net loss during the six months ended June 30, 2018 primarily consisted of $36.0 million of share-based compensation expense, $10.0 million of acquired in-process research and development related to the license agreement with Mirati, $1.8 million of non-cash interest expense and $4.6 million of depreciation expense, offset by $8.4 million related to deferred tax benefits.

Investing Activities
Investing activities provided $364.4 million of cash in the six months ended June 30, 2019, consisting of sales and maturities of investment securities of $1,167.5 million, which was offset by $710.8 million in purchases of investment securities, $49.0 million of acquired in-process research and development related to the license agreements with Ambrx and BioAtla and termination of the collaboration agreement with Merck KGaA, Darmstadt Germany, and capital expenditures of $43.3 million primarily related to our Guangzhou and Suzhou manufacturing facilities.
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
Financing Activities
Financing activities provided $58.3 million of cash in the six months ended June 30, 2019, consisting of $43.7 million from a long-term bank loan to fund our Guangzhou manufacturing facility, a $4.0 million capital contribution from investors for the noncontrolling interest of Mapkure, LLC, and $10.6 million from the exercise of employee share options.
Financing activities provided $810.5 million of cash in the six months ended June 30, 2018, which consisted of $757.6 million of proceeds, net of underwriting discounts and commissions and offering expenses, from our follow-on public offering of ADSs, $42.3 million from a new long-term bank loan and $10.6 million from the exercise of employee stock options.
Operating Capital Requirements
We do not expect to generate significant revenue from product sales of our internally developed drug candidates unless and until we obtain regulatory approval for and commercialize one or more of our current or future drug candidates. We have exclusive rights to distribute and promote Celgene’s approved cancer therapies in China, for which we began recognizing revenue in the third quarter of 2017. We anticipate that we will continue to generate losses for the foreseeable future, and we expect our losses to increase as we continue the development of, and seek regulatory approvals for, our drug candidates, and prepare for commercialization and begin to commercialize any approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing of our in-licensed drug products in China and, subject to obtaining regulatory approval, our drug candidates. Accordingly, we anticipate that we will need substantial additional funding prior to generating sufficient cash from operations to fund our continuing operations.
Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2019, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally; our other ongoing and planned clinical trials; regulatory filing and registration of our late-stage drug candidates; expansion of commercial operations in China and preparation for launch of our drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drugs and drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.
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
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at June 30, 2019:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$31,542	$11,339	$16,856	$3,347	$—
Purchase commitments	134,897	26,634	52,929	26,464	28,870
Debt obligations	247,549	8,740	291	162,770	75,748
Capital commitments	16,222	16,222	—	—	—
Total	$430,210	$62,935	$70,076	$192,581	$104,618
Operating Lease Commitments
We lease office or manufacturing facilities in Beijing, Shanghai, Suzhou and Guangzhou, PRC and office facilities in the United States in California, Massachusetts and New Jersey and Basel, Switzerland under non-cancelable operating leases expiring on different dates. Payments under operating leases are expensed on a straight-line basis over the periods of the respective leases. The aggregate future minimum payments under these non-cancelable operating leases are summarized in the table above.
Debt Obligations
Long-term Bank Loans
On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow RMB120.0 million at a 7% fixed annual interest rate. The loan is secured by BeiGene (Suzhou)’s equipment and our rights to a PRC patent on a drug candidate. In September 2018, we repaid the first tranche of $8.7 million (RMB60.0 million). The remaining $8.7 million (RMB60.0 million) is due on September 30, 2019.
On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow RMB580.0 million at a floating interest rate benchmarking RMB loans interest rate of financial institutions in PRC. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense will be paid quarterly until the loan is fully settled. As of June 30, 2019, we have drawn down the entire $84.5 million (RMB580.0 million) in aggregate principal amount of this loan. Maturity dates range from 2021 to 2027.
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
Capital Commitments
We had capital commitments amounting to $16.2 million for the acquisition of property, plant and equipment as of June 30, 2019, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
Purchase Commitments
As of June 30, 2019, purchase commitments amounted to $134.9 million related to minimum purchase requirements for inventory purchased from Celgene and contract manufacturing organizations.
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
There have been no material changes to our critical accounting policies as of and for the three and six months ended June 30, 2019, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
For new accounting policies adopted during the three and six months ended June 30, 2019 , see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation

and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $918.9 million and $712.9 million, restricted cash of $23.7 million and $27.8 million, and short-term investments of $618.8 million and $1.1 billion at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, our cash and cash equivalents were deposited with various major reputable financial institutions located within and without the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit and restricted cash deposits as security for a long-term bank loan. At June 30, 2019, our short-term investments consisted primarily of U.S. treasury securities and U.S. agency securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents and short-term investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2019 by $2.5 million.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was appreciation of approximately 0.2% in the six months ended June 30, 2019 and depreciation of approximately 5.7% in the year ended December 31, 2018, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2019, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that our drug candidates’ designation in China as Category 1 products should confer certain regulatory advantages to us. These advantages may not result in commercial benefits to us as we expect, and they might be changed in the future in a manner adverse to us.
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
The NMPA has adopted several mechanisms for expedited review and approval for drug candidates that apply to Category 1 drug candidates. While we believe that the Category 1 designation of our internally developed clinical stage drug candidates should provide us with a significant regulatory, and therefore commercial, advantage over non-Chinese companies seeking to market products in China, we cannot be sure that this will be the case. The pharmaceutical regulatory environment is evolving quickly, and changes in laws, regulations, enforcement and internal policies could result in the “favored” status of Category 1 products changing or being eliminated altogether or our products classification in Category 1 changing. We cannot be certain that the advantages we believe will be conferred by our Category 1 classifications will be realized or result in any material development or commercial advantage.
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
Numerous drug-related AEs and serious AEs, or SAEs, have been reported in our clinical trials. Some of these events have led to patient death. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such disclosure speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events, or IRAEs, have been associated with treatment with checkpoint inhibitors such as our investigational PD-1 inhibitor tislelizumab, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.
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
We plan to develop certain of our drug candidates for use as a combination therapy. If the FDA, NMPA, EMA or another comparable regulatory agency revokes its approval of another therapeutic we use in combination with our drug candidates, we will not be able to market our drug candidates in combination with such revoked therapeutic. If safety or efficacy issues arise with these or other therapeutics that we seek to combine with our drug candidates in the future, we may experience significant regulatory delays, and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any component of our combination drug candidates, we may not be able to complete clinical development of our drug candidates on our current timeline or at all, or we may experience disruptions in the commercialization of our approved drugs. For example, we have in-licensed drug candidates from third parties to conduct clinical trials in combination with our drug candidates. We may rely on those third parties to manufacture the in-licensed drug candidates and may not have control over their manufacturing process. If these third parties encounter any manufacturing difficulties, disruptions or delays and are not able to supply sufficient quantities of drug candidates, our drug combination study program may be delayed.
*Reimbursement may be limited or unavailable for our drug candidates. Even if we are able to commercialize our drugs and any approved drug candidates, the drugs may become subject to unfavorable pricing regulations or third-party reimbursement practices, which could harm our business.
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
In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our drugs on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given drug, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our genetically modified drugs. Patients are unlikely to use our drugs and any approved drug candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the drug. Because some of our drugs and drug candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Furthermore, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, proposed bills or announced plans intended to, among other things, bring more transparency to drug pricing, set patient spending caps, review the relationship between pricing and manufacturer’s patient programs, reform government program reimbursement methodologies for drug products, and allow import of lower-priced drugs from other countries. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be.
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
We intend to seek approval to market our drug candidates in the United States, China, Europe and in other jurisdictions. In some non-U.S. countries, for example those in the European Union, the pricing of drugs and biologics is subject to governmental control, which can take considerable time even after obtaining regulatory approval. Market acceptance and sales of our drugs will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for drugs and may be affected by existing and future health care reform measures.
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
Regulatory authorities outside of the United States, such as the NMPA and EMA, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking non-U.S. regulatory approval could require additional nonclinical studies or clinical trials, which could be costly and time consuming. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain non-U.S. regulatory approvals on a timely basis, if at all.
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
Additionally, our internally developed drug candidates have not yet been manufactured for commercial use. If any of our drug candidates become approved for commercial sale, we will need to establish either internal or third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved drug in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved drug, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved drug could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved drug. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved drug may be delayed or there may be a shortage in supply. Any inability to manufacture our drug candidates or future approved drugs in sufficient quantities when needed would seriously harm our business.
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

We have limited experience in marketing third-party drugs and no experience in launching an internally developed drug candidate. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our drug candidates and third-party drugs, we may not be able to generate product sales revenue.
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
We have not yet demonstrated an ability to launch and commercialize any of our drug candidates. For example, we do not have experience in building a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, or managing distributors and a sales force for our internally developed drug candidates. As a result, our ability to successfully commercialize our drug candidates may involve more inherent risk, take longer, and cost more than it would if we were a company with experience launching drug candidates.
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
Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive later stage therapy and who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates and may prove to be inaccurate or based on imprecise data. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drugs and drug candidates may be limited or may not be amenable to treatment with our drugs and drug candidates. Even if we obtain significant market share for our drug candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first- or second-line therapy.
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

*We may explore the licensing of development and commercialization rights or other forms of collaboration worldwide, which will expose us to additional risks of conducting business in additional international markets.
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
Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $1.3 billion and $1.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $547.7 million and provided $12.8 million of net cash during the years ended December 31, 2018 and 2017, respectively, and used $218.1 million and $221.6 million of net cash during the six months ended June 30, 2019 and 2018, respectively. We recorded negative net cash flows from operating activities in 2018 primarily due to our net loss of $674.0 million. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the Celgene collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. Our liquidity and financial condition may be materially and adversely affected by the negative net cash flows, and we cannot assure you that we will have sufficient cash from other sources to fund our operations. If we resort to other financing activities to generate additional cash, we will incur financing costs and we cannot guarantee that we will be able to obtain the financing on terms acceptable to us, or at all, and if we raise finance by issuing further equity securities your interest in our company may be diluted. If we have negative operating cash flows in the future, our liquidity and financial condition may be materially and adversely affected.
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $918.9 million, $712.9 million and $239.6 million, restricted cash of $23.7 million, $27.8 million and nil and short-term investments of $618.8 million, $1.1 billion and $597.9 million at June 30, 2019, December 31, 2018 and 2017, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of June 30, 2019 and December 31, 2018, our short-term investments consisted primarily of U.S. Treasury securities, U.S. agency securities and time deposits. Although we believe that the U.S. Treasury securities, U.S. agency securities and time deposits are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
Our strategic collaboration with Celgene involves numerous risks. In August 2017, we acquired Celgene’s commercial operations in China and an exclusive license to Celgene’s commercial cancer portfolio in China, ABRAXANE®, REVLIMID®, VIDAZA® (the “Celgene China License”). There can be no assurance that we will be able to successfully manage and integrate Celgene’s commercial operations in China and its personnel into our business, which could disrupt our business and harm our financial results. Moreover, we may not achieve the revenue and cost synergies expected from our collaboration with Celgene for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the synergies from our collaboration with Celgene for its commercial products in China may be offset by the costs incurred in integrating Celgene’s commercial operations in China, increases in other expenses, operating losses or problems in our business unrelated to our collaboration with Celgene. As a result, there can be no assurance that these synergies will be achieved. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab (BGB-A317), which we entered into in connection with the Celgene China License in 2017, was terminated in June 2019 in advance of the pending acquisition of Celgene by Bristol-Myers Squibb, and we received a $150 million payment and regained global rights to tislelizumab. The termination of the collaboration agreement for tislelizumab does not impact the Celgene China License, which remains in effect.
Additionally, from time to time, we may enter into joint ventures with other companies. Establishment of a joint venture involves significant risks and uncertainties, including (i) our ability to cooperate with our strategic partner, (ii) our strategic partner having economic, business, or legal interests or goals that are inconsistent with ours, and (iii) the potential that our strategic partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone.

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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided share option, restricted share unit and restricted share grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in the ADS and/or ordinary share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements or offer letters with our key employees, any of our employees could leave our employment at any time, with or without notice.
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
At the beginning of 2018, we had 876 employees, and we ended the year with 2,070 employees, an increase of approximately 136%. As of June 30, 2019, we had over 2,500 employees. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, manufacturing, sales, marketing, financial and other personnel. Our recent growth and any future growth will impose significant added responsibilities on members of management, including:

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
We may also be subject to similar review and regulations in other jurisdictions, such as the laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, and other agencies, including the Foreign Investment Risk Review Modernization Act, or FIRRMA, adopted in August 2018.

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
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks, or other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems.
*Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
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
Regulatory authorities in China have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, China’s Cyber Security Law, which became effective in June 2017, created China’s first national-level data protection for “network operators,” which may include all organizations in China that provide services over the internet or another information network. Numerous regulations, guidelines and other measures are expected to be adopted under the umbrella of the Cyber Security Law. Drafts of some of these measures have now been published, including the draft rules on cross-border transfer of personal information published by the China Cyberspace Administration in 2017 and 2019, which may, upon enactment, require security review before transferring human health-related data out of China. In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in China. For example, the Regulation on the Administration of Human Genetic Resources promulgated by the State Council (the “HGR Regulation”), which became effective on July 1, 2019, applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established by foreign entities and individuals from sampling or biobanking any China HGR in China and require approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross-border transfer of the HGR material is also required. The HGR Regulation also requires that foreign parties should ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. If the Chinese parties fail to comply with data protection laws, regulations and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, it could result in a loss of our confidential information and subject us to litigation and government enforcement actions. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, potentially resulting in confiscation of HGR samples and associated data and administrative fines, disgorgement of illegal gains, or temporary or permanent debarment of our entities and responsible persons from further HGR projects. In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.
We expect that these areas will receive greater attention and focus from regulators going forward and we will continue to face uncertainty as to whether our efforts to comply with evolving obligations under global data protection, privacy and security laws will be sufficient. Any failure or perceived failure by us to comply with applicable laws and regulations could result in reputational damage or proceedings or actions against us by governmental entities, individuals or others. These proceedings or actions could subject us to significant civil or criminal penalties and negative publicity, result in the delayed or halted transfer or confiscation of certain personal information, require us to change our business practices, increase our costs and materially harm our business, prospects, financial condition and results of operations. In addition, our current and future relationships with customers, vendors, pharmaceutical partners and other third parties could be negatively affected by any proceedings or actions against us or current or future data protection obligations imposed on them under applicable law, including the GDPR and Cyber Security Law. In addition, a data breach affecting personal information, including health information, could result in significant management resources, legal and financial exposure and reputational damage that could potentially have an adverse effect on our business.

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
On March 15, 2019, the National People’s Congress published the Foreign Investment Law of the PRC, or the New Foreign Investment Law, which will come into force on January 1, 2020. The New Foreign Investment Law will replace the major existing laws and regulations governing foreign investment in China upon its enactment. The New Foreign Investment Law embodies an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. However, there are still substantial uncertainties with respect to the interpretation and implementation rules of the New Foreign Investment Law. The New Foreign Investment Law requires foreign investors or applicable foreign invested entities, or FIEs, to report investment information to government authorities. Although the New Foreign Investment Law does not specify the form, content, scope and frequency of such information reporting, it provides monetary fines of up to RMB500,000 on non-compliance of such information reporting obligations. The PRC governmental authorities may promulgate implementation rules after the Foreign Investment Law is enacted and further clarify the detailed information reporting requirements on foreign investors and the applicable FIEs. In addition, the New Foreign Investment Law provides that FIEs established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within a five-year transition period. It is uncertain whether the PRC governmental authorities may require us to adjust the structure and corporate governance of certain of our PRC subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory compliance requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2019 and December 31, 2018, these restricted assets totaled $113.2 million and $93.3 million, respectively.
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
Pursuant to the Bulletin on Issues of Enterprise Income Tax and Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which was amended by the Announcement on Issues Relating to Withholding at Source of Income Tax on Non-resident Enterprises issued by SAT, or Announcement 37, an “indirect transfer” of “PRC taxable assets,” including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in the PRC or if its income mainly derives from the PRC; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be reported on with the enterprise income tax filing of the PRC establishment or place of business being transferred and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax at the rate of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements. Late payment of applicable tax will subject the transferor to default interest. Gains derived from the sale of shares by investors through a public stock exchange are not subject to the PRC enterprise income tax pursuant to Bulletin 7 where such shares were acquired in a transaction through a public stock exchange. As such, the sale of the ADSs or ordinary shares on a public stock exchange will not be subject to PRC enterprise income tax pursuant to Bulletin 7. However, the sale of our ordinary shares or ADSs by a non-PRC resident enterprise outside a public stock exchange may be subject to PRC enterprise income tax under Bulletin 7.
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
Local governments in the PRC have granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grant and subsidies recognized in the income statement for the six months ended June 30, 2019 and 2018, and the years ended December 31, 2018 and 2017 were $0.4 million, $3.7 million, $4.4 million and $11.3 million, respectively.
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
Inspections of other auditors conducted by the PCAOB outside the PRC have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in the PRC prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections and may lose confidence in our reported financial information and procedures and the quality of our financial statements.
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
As of July 31, 2019, 784,439,632 ordinary shares, par value $0.0001 per share, were outstanding, of which 617,265,493 ordinary shares were held in the form of 47,481,961 ADSs, each representing 13 ordinary shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 58% of our outstanding ordinary shares as of July 31, 2019. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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
10.1#
Letter Agreement, dated June 14, 2019, by and among the Registrant, BeiGene Switzerland GmbH, Celgene Corporation and Celgene Switzerland LLC, to terminate the Amended and Restated Exclusive License and Collaboration Agreement, dated August 31, 2017
X
10.2†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.3†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.4†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.5†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.6†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.7†	Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	6/5/2019	001-37686
10.8†	Amendment No. 1 to the Second Amended and Restated 2018 Employee Share Purchase Plan		8-K (Exhibit 10.2)	6/5/2019	001-37686
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

# Certain portions of the exhibit have been omitted by means of redacting a portion of the text and replacing it with "[...***...]". BeiGene, Ltd. (the Registrant) has determined that the omitted information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
† Indicates a management contract or any compensatory plan, contract or arrangement.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: August 8, 2019	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)