Form 10-Q
period 2019-09-30
BeiGene, Ltd.
filed 2019-11-12
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019, 788,340,698 ordinary shares, par value $0.0001 per share, were outstanding, of which 624,286,117 ordinary shares were held in the form of 48,022,009 American Depositary Shares, each representing 13 ordinary shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		September 30,	December 31,
	Note	2019	2018
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		856,151	712,937
Short-term restricted cash	5	14,271	14,544
Short-term investments	5	375,768	1,068,509
Accounts receivable		55,912	41,056
Unbilled receivable		—	8,612
Inventories	6	37,512	16,242
Prepaid expenses and other current assets	12	95,936	81,942
Total current assets		1,435,550	1,943,842
Long-term restricted cash	5	30,401	13,232
Property, plant and equipment, net	7	226,499	157,061
Land use right, net	1	—	45,058
Operating lease right-of-use assets	9	75,339	—
Intangible assets, net	10	6,178	7,172
Goodwill		109	109
Deferred tax assets	11	42,146	29,542
Other non-current assets	12	64,848	53,668
Total non-current assets		445,520	305,842
Total assets		1,881,070	2,249,684
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		112,282	113,283
Accrued expenses and other payables	12	133,020	100,414
Deferred revenue, current portion		—	18,140
Tax payable	11	9,061	5,888
Current portion of operating lease liabilities	9	10,671	—
Current portion of long-term bank loan	13	700	8,727
Total current liabilities		265,734	246,452
Non-current liabilities:
Long-term bank loan	13	104,233	40,785
Shareholder loan	14	150,758	148,888
Deferred revenue, non-current portion		—	9,842
Operating lease liabilities	9	18,847	—
Deferred tax liabilities		10,681	11,139
Other long-term liabilities	12	36,580	38,931
Total non-current liabilities		321,099	249,585
Total liabilities		586,833	496,037
Commitments and contingencies	21
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 784,440,698 and 776,263,184 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively		78	77
Additional paid-in capital		2,861,012	2,744,814
Accumulated other comprehensive (loss)/income	18	(14,830)	1,526
Accumulated deficit		(1,567,782)	(1,007,215)
Total BeiGene, Ltd. shareholders’ equity		1,278,478	1,739,202
Noncontrolling interest		15,759	14,445
Total equity		1,294,237	1,753,647
Total liabilities and equity		1,881,070	2,249,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2019	2018	2019	2018
		$	$	$	$
Revenues
Product revenue, net	15	50,141	38,447	165,704	93,123
Collaboration revenue	3	—	15,755	205,616	46,427
Total revenues		50,141	54,202	371,320	139,550
Expenses
Cost of sales - product		(20,106)	(8,706)	(53,206)	(19,512)
Research and development		(236,968)	(147,590)	(644,079)	(421,541)
Selling, general and administrative		(105,002)	(48,820)	(244,895)	(122,895)
Amortization of intangible assets		(331)	(188)	(994)	(563)
Total expenses		(362,407)	(205,304)	(943,174)	(564,511)
Loss from operations		(312,266)	(151,102)	(571,854)	(424,961)
Interest income, net		2,206	4,553	9,569	7,997
Other (expense) income, net		(1,817)	1,585	(967)	2,389
Loss before income taxes		(311,877)	(144,964)	(563,252)	(414,575)
Income tax benefit	11	3,217	472	569	7,252
Net loss		(308,660)	(144,492)	(562,683)	(407,323)
Less: net loss attributable to noncontrolling interests		(1,303)	(461)	(2,116)	(1,809)
Net loss attributable to BeiGene, Ltd.		(307,357)	(144,031)	(560,567)	(405,514)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	16	(0.39)	(0.19)	(0.72)	(0.58)
Weighted-average shares outstanding, basic and diluted	16	781,482,459	739,789,269	777,938,599	703,482,491

Net loss per American Depositary Share (“ADS”), basic and diluted		(5.11)	(2.53)	(9.37)	(7.49)
Weighted-average ADSs outstanding, basic and diluted		60,114,035	56,906,867	59,841,431	54,114,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	$	$	$	$
Net loss	(308,660)	(144,492)	(562,683)	(407,323)
Other comprehensive (loss)/ income, net of tax of nil:
Foreign currency translation adjustments	(13,670)	(4,217)	(17,252)	(1,912)
Unrealized holding gain (loss), net	(1,260)	354	326	1,402
Comprehensive loss	(323,590)	(148,355)	(579,609)	(407,833)
Less: comprehensive loss attributable to noncontrolling interests	(1,628)	(486)	(2,686)	(1,812)
Comprehensive loss attributable to BeiGene, Ltd.	(321,962)	(147,869)	(576,923)	(406,021)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Nine months ended September 30,
	Note	2019	2018
		$	$
Operating activities:
Net loss		(562,683)	(407,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		11,133	7,025
Share-based compensation expenses	17	95,812	61,169
Acquired in-process research and development		49,000	10,000
Non-cash interest expense		5,476	5,964
Deferred income tax benefits		(13,334)	(8,798)
Realized gain on available-for-sale securities		(4,506)	(822)
Non-cash amortization of bond discount		(3,703)	(4,441)
Changes in operating assets and liabilities:
Accounts receivable		(14,856)	(7,944)
Unbilled receivable		8,612	11,429
Inventories		(21,270)	(8,769)
Prepaid expenses and other current assets		(14,265)	(34,302)
Operating lease right-of-use assets		(4,303)	—
Other non-current assets		(15,307)	(8,499)
Accounts payable		(8,151)	5,577
Accrued expenses and other payables		33,494	26,284
Tax payable		3,173	(7,607)
Deferred revenue		(27,982)	(5,676)
Other long-term liabilities		(1,500)	12,910
Operating lease liabilities		2,072	—
Net cash used in operating activities		(483,088)	(353,823)
Investing activities:
Purchases of property, plant and equipment		(74,148)	(47,029)
Purchase of intangible assets		—	(221)
Prepayment of assets acquisition		—	(7,946)
Purchases of investments		(850,825)	(2,116,510)
Proceeds from sale or maturity of investments		1,552,028	1,330,850
Purchase of in-process research and development		(49,000)	(10,000)
Net cash provided by (used in) investing activities		578,055	(850,856)
Financing activities:
Proceeds from follow-on public offering, net of underwriter discount		—	758,001
Payment of follow-on public offering cost		—	(414)
Proceeds from HK IPO and global follow-on public offering		—	875,368
Payment of HK IPO and global follow-on public offering costs		—	(5,659)
Capital contribution from noncontrolling interest		4,000	—
Proceeds from long-term bank loans	13	67,489	42,315
Repayment of long-term bank loan		(8,394)	(8,736)
Proceeds from option exercises and employee share purchase plan		20,387	20,859
Net cash provided by financing activities		83,482	1,681,734
Effect of foreign exchange rate changes, net		(18,339)	(5,861)
Net increase in cash, cash equivalents, and restricted cash		160,110	471,194
Cash, cash equivalents, and restricted cash at beginning of period		740,713	239,602
Cash, cash equivalents, and restricted cash at end of period		900,823	710,796
Supplemental cash flow information:
Cash and cash equivalents		856,151	643,485
Restricted cash, current		14,271	14,560
Restricted cash, non-current		30,401	52,751
Income taxes paid		8,951	12,151
Interest paid		3,335	1,546
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		29,255	12,020
Changes in operating assets and liabilities adjusted through accumulated deficit		—	2,291
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2018	776,263,184	77	2,744,814	1,526	(1,007,215)	1,739,202	14,445	1,753,647
Use of shares reserved for share option exercises	(916,383)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	2,066,383	1	6,268	—	—	6,269	—	6,269
Share-based compensation	—	—	26,392	—	—	26,392	—	26,392
Other comprehensive income	—	—	—	4,546	—	4,546	(106)	4,440
Net loss	—	—	—	—	(167,640)	(167,640)	(429)	(168,069)
Balance at March 31, 2019	777,413,184	78	2,777,474	6,072	(1,174,855)	1,608,769	13,910	1,622,679
Contributions from shareholders	—	—	—	—	—	—	4,000	4,000
Exercise of options, ESPP and release of RSUs	3,802,747	—	4,373	—	—	4,373	—	4,373
Issuance of shares reserved for share option exercises	3,223,701	—	—	—	—	—	—	—
Share-based compensation	—	—	32,602	—	—	32,602	—	32,602
Other comprehensive loss	—	—	—	(6,297)	—	(6,297)	(139)	(6,436)
Net loss	—	—	—	—	(85,570)	(85,570)	(384)	(85,954)
Balance at June 30, 2019	784,439,632	78	2,814,449	(225)	(1,260,425)	1,553,877	17,387	1,571,264
Exercise of options, ESPP and release of RSUs	4,171,349	—	9,745	—	—	9,745	—	9,745
Use of shares reserved for share option exercises	(4,170,283)	—	—	—	—	—	—	—
Share-based compensation	—	—	36,818	—	—	36,818	—	36,818
Other comprehensive loss	—	—	—	(14,605)	—	(14,605)	(325)	(14,930)
Net loss	—	—	—	—	(307,357)	(307,357)	(1,303)	(308,660)
Balance at September 30, 2019	784,440,698	78	2,861,012	(14,830)	(1,567,782)	1,278,478	15,759	1,294,237

Balance at December 31, 2017	592,072,330	59	1,000,747	(480)	(330,517)	669,809	14,422	684,231
Adjustment to opening balance of equity	—	—	—	263	(2,929)	(2,666)	375	(2,291)
Balance at January 1, 2018	592,072,330	59	1,000,747	(217)	(333,446)	667,143	14,797	681,940
Issuance of ordinary shares in connection with follow-on public offering	102,970,400	10	757,577	—	—	757,587	—	757,587
Issuance of shares reserved for share option exercises	213,018	—	—	—	—	—	—	—
Share-based compensation	—	—	17,396	—	—	17,396	—	17,396
Exercise of options and release of RSUs	3,686,982	1	6,313	—	—	6,314	—	6,314
Other comprehensive income	—	—	—	537	—	537	64	601
Net loss	—	—	—	—	(104,596)	(104,596)	(520)	(105,116)
Balance at March 31, 2018	698,942,730	70	1,782,033	320	(438,042)	1,344,381	14,341	1,358,722
Issuance of shares reserved for share option exercises	514,909	—	—	—	—	—	—	—
Share-based compensation	—	—	18,641	—	—	18,641	—	18,641
Exercise of options and release of RSUs	2,105,545	—	4,268	—	—	4,268	—	4,268
Other comprehensive income	—	—	—	2,794	—	2,794	(42)	2,752

Net loss	—	—	—	—	(156,887)	(156,887)	(828)	(157,715)
Balance at June 30, 2018	701,563,184	70	1,804,942	3,114	(594,929)	1,213,197	13,471	1,226,668
Issuance of ordinary shares in connection with HK IPO	65,600,000	6	869,701			869,707		869,707
Issuance of shares reserved for share option exercises	(645,515)	—	—	—	—	—	—	—
Share-based compensation	—	—	25,132	—	—	25,132	—	25,132
Exercise of options and release of RSUs	4,545,515	1	10,278	—	—	10,279	—	10,279
Other comprehensive loss	—	—	—	(3,838)	—	(3,838)	(25)	(3,863)
Net loss	—	—	—	—	(144,031)	(144,031)	(461)	(144,492)
Balance at September 30, 2018	771,063,184	77	2,710,053	(724)	(738,960)	1,970,446	12,985	1,983,431

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
The Company was incorporated under the laws of the Cayman Islands as an exempted company with limited liability in October 2010. The Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market in February 2016 and has completed subsequent follow-on public offerings and a sale of ordinary shares to Celgene Switzerland LLC (“Celgene Switzerland”) in a business development transaction. On August 8, 2018, the Company completed the listing of its ordinary shares on the Stock Exchange of Hong Kong Limited (“HKEx”) (referred to as the "Hong Kong IPO") and a global follow-on public offering in which it raised approximately $869,709 in net proceeds, after deducting underwriting discounts and commissions and offering expenses. Effective August 8, 2018, the Company is dual listed in both the United States and Hong Kong.
As of September 30, 2019, there were no changes to the Company's subsidiaries listed in Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report"), except for the addition of BeiGene Singapore Pte., Ltd., a new wholly-owned subsidiary of BeiGene, Ltd.; BeiGene France Sarl, BeiGene (Taiwan) Limited, BeiGene Germany GmbH and BeiGene ESP SL, new wholly-owned subsidiaries of BeiGene Switzerland GmbH; BeiGene United Kingdom, Ltd. and BeiGene (Canada) ULC, new wholly-owned subsidiaries of BeiGene UK, Ltd.; and MapKure, LLC ("MapKure"), a majority-owned entity of BeiGene, Ltd.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2019 and 2018, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report.
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
Leases
The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of September 30, 2019. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
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
In 2018, the Company acquired a land use right in conjunction with the Innerway asset acquisition (see Note 4). The land use right is being amortized over the term of the land use right, which is 36 years.
Except for the changes to the Company’s significant accounting policies related to the adoption of the Lease ASUs, there have been no other material changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2019, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2019 and December 31, 2018:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2019	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	375,768	—	—
Cash equivalents
U.S. treasury securities	53,958	—	—
U.S. agency securities	28,027	—	—
Money market funds	219,702	—	—
Total	677,455	—	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 5):
U.S. treasury securities	1,068,509	—	—
Cash equivalents
Money market funds	159,810	—	—
Total	1,228,319	—	—

 The Company had no liabilities measured and recorded at fair value on a recurring basis as of September 30, 2019 or December 31, 2018.
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

The Company entered into a mutual agreement with Celgene to terminate the tislelizumab (BGB-A317) collaboration effective June 14, 2019. In connection with the termination, the Company regained full global rights to tislelizumab and received a $150,000 payment from Celgene. The payment was recognized as other collaboration revenue upon termination as the Company has no further performance obligations under the collaboration. Upon termination, the Company also recognized the remainder of the deferred revenue balance related to the upfront consideration allocated to research and development services at the time of the original collaboration. The Company's license from Celgene to distribute the approved cancer therapies ABRAXANE® (nanoparticle albumin-bound paclitaxel), REVLIMID® (lenalidomide), and VIDAZA® (azaciditine) in China is not affected by the termination of the tislelizumab collaboration. The collaboration agreement with Merck KGaA was terminated in December 2018.
The following table summarizes total collaboration revenue recognized for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	$	$	$	$
Reimbursement of research and development costs	—	13,521	27,634	39,251
Research and development service revenue	—	2,234	27,982	7,176
Other	—	—	150,000	—
Total	—	15,755	205,616	46,427

The Company recognized no collaboration revenue for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company recognized total collaboration revenue of $205,616. The Company recognized $27,634 of research and development reimbursement revenue for the nine months ended September 30, 2019 for the trials that Celgene opted into through the termination of the collaboration agreement. The $27,982 of research and development services revenue for the nine months ended September 30, 2019 reflects the recognition of the remaining upfront consideration that was allocated to research and development services at the time of the collaboration and was recognized over the term of the respective clinical studies for the specified indications. The Company recognized $150,000 of other collaboration revenue for the nine months ended September 30, 2019 related to the payment received from Celgene in connection with the termination of the collaboration agreement.
For the three and nine months ended September 30, 2018, the Company recognized collaboration revenue of $15,755 and $46,427, respectively. The Company recognized $13,521 and $39,251 of research and development reimbursement revenue for the three and nine months ended September 30, 2018 for the trials that Celgene had opted into. The $2,234 and $5,676 of research and development services revenue, respectively, for the three and nine months ended September 30, 2018, reflect the recognition of upfront consideration that was allocated to research and development services at the time of the collaboration and was recognized over the term of the respective clinical studies for the specified indications.
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
4. Business Combinations and Asset Acquisitions
BeiGene Pharmaceuticals (Guangzhou) Co., Ltd.
 On September 21, 2018, BeiGene (Guangzhou) Co., Ltd. ("BeiGene Guangzhou") acquired 100% of the equity interests of Baiji Shenzhou (Guangzhou) Pharmaceuticals Co., Ltd. (formerly known as Huajian Pharmaceuticals Co., Ltd.), which subsequently changed its name to BeiGene Pharmaceuticals (Guangzhou) Co., Ltd., a pharmaceutical distribution company, for total cash consideration of $612, including transaction costs of $59. The acquisition was concentrated in a single identifiable asset, a drug distribution license, and thus the Company concluded that the transaction was an asset acquisition as it did not meet the accounting definition of a business combination. The total cost was allocated to the drug distribution license and corresponding deferred tax liability, resulting in an $816 intangible asset for the license and a deferred tax liability of $204.
Beijing Innerway Bio-tech Co., Ltd.
On October 4, 2018, BeiGene (Hong Kong) Co., Ltd. ("BeiGene HK") completed the acquisition of 100% of the equity interest of Beijing Innerway Bio-tech Co., Ltd., the owner of the Company's research, development and office facility in

Changping, Beijing, China, for total cash consideration of $38,654. The acquisition was concentrated in a single identifiable asset or group of assets, the building and associated land use right, and thus the Company concluded that the transaction was an asset acquisition as it did not meet the accounting definition of a business combination. The total cost of the transaction of $38,865, which includes transaction costs of $211, was allocated based on the relative fair values of the net assets acquired, as follows:

Amount
Land use right	$33,783
Building	15,874
Deferred tax liability	(11,221)
Other	429
Total cost	38,865

5. Restricted Cash and Short-term Investments
The Company’s restricted cash balance of $44,672 as of September 30, 2019 primarily consists of RMB-denominated cash deposits pledged in designated bank accounts as collateral for bank loans and letters of credit (Note 13). The Company classifies restricted cash as current or non-current based on the term of the restriction.

	As of
	September 30,	December 31,
	2019	2018
	$	$
RMB-denominated cash deposits securing bank loans	13,991	14,544
Other	280	—
Short-term restricted cash	14,271	14,544

RMB-denominated cash deposits securing bank loans and letters of credit	29,300	13,232
Other	1,101	—
Long-term restricted cash	30,401	13,232
Total restricted cash	44,672	27,776

Short-term investments as of September 30, 2019 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	373,776	1,992	—	375,768
Total	373,776	1,992	—	375,768
 Short-term investments as of December 31, 2018 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	1,066,770	1,802	63	1,068,509
Total	1,066,770	1,802	63	1,068,509

 The Company does not consider the investment in U.S. treasury securities or U.S. agency securities to be other-than-temporarily impaired at September 30, 2019.

6. Inventories
The Company’s inventory balance of $37,512 and $16,242 as of September 30, 2019 and December 31, 2018, respectively, consisted of finished goods product purchased from Celgene for distribution in the PRC. The increase in the inventory balance from year-end was mainly due to an increased level of purchases in the second quarter of 2019 of REVLIMID® and VIDAZA® in order to meet the required timing of import into the PRC prior to sale and to ensure adequate supply during pending drug import license renewals.
7. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
	$	$
Laboratory equipment	35,223	22,636
Leasehold improvements	21,015	18,048
Building	104,549	15,857
Manufacturing equipment	41,483	16,048
Office equipment	3,542	2,216
Electronic equipment	1,918	1,229
Computer software	4,502	1,262
Property, plant and equipment, at cost	212,232	77,296
Less accumulated depreciation	(28,938)	(19,722)
Construction in progress	43,205	99,487
Property, plant and equipment, net	226,499	157,061

 As of September 30, 2019 and December 31, 2018, construction in progress ("CIP") of $43,205 and $99,487, respectively, primarily related to the buildout of the Guangzhou manufacturing facility.
Transfers out of CIP for the nine months ended September 30, 2019 primarily relate to assets placed into service upon completion of the initial phase of the Guangzhou manufacturing facility, which occurred in September 2019. Transfers out of CIP during the nine months ended September 30, 2019 and amounts remaining in CIP as of September 30, 2019 by fixed asset class are as follows:

	Nine months ended	As of
	September 30,	September 30,
	2019	2019
	Transfers out of CIP	CIP
	$	$
Building	88,767	6,354
Manufacturing equipment	26,117	18,053
Laboratory equipment	14,014	10,246
Other	9,033	8,552
Total	137,931	43,205

Subsequent phases of the Guangzhou factory buildout will continue to be recorded as CIP until they are placed into service.
Depreciation expense for the three and nine months ended September 30, 2019 was $3,691 and $10,139, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was $2,207 and $6,290, respectively.

8. Guangzhou Biologics Business
Manufacturing legal entity structure
BeiGene (Shanghai) Co., Ltd. ("BeiGene Shanghai"), originally established as a wholly-owned subsidiary of BeiGene HK, and currently a wholly-owned subsidiary of BeiGene Biologics, as described below, provides clinical development services for BeiGene affiliates and is the clinical trial authorization ("CTA") holder and marketing authorization applicant ("MAA") for tislelizumab in China.
On March 7, 2017, BeiGene HK, a wholly owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. (“GET”), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC.
On March 7, 2017, BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”). Under the terms of the JV Agreement, BeiGene HK made an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET made a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, on March 7, 2017, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics (see Note 14). In September 2019, BeiGene Biologics completed the first phase of construction of a biologics manufacturing facility in Guangzhou, through a wholly owned subsidiary, the BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory"), to manufacture biologics for the Company and its subsidiaries.
On April 11, 2017, BeiGene HK, GET and BeiGene Biologics amended the JV Agreement and the capital contribution agreement, among other things, to adjust the capital contribution schedules and adjust the initial term of the governing bodies and a certain management position. On April 13, 2017 and May 4, 2017, BeiGene HK made cash capital contributions of RMB137,830 and RMB2,415, respectively, into BeiGene Biologics. The remainder of the cash capital contribution from BeiGene HK to BeiGene Biologics was paid on June 27, 2019. On April 14, 2017, GET made cash capital contributions of RMB100,000 into BeiGene Biologics. On April 14, 2017, BeiGene Biologics drew down the Shareholder Loan of RMB900,000 from GET (as further described in Note 14).
In the fourth quarter of 2017, BeiGene HK and BeiGene Biologics entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai to BeiGene Biologics, as required by the JV agreement, such that the CTA holder and MAA holder for tislelizumab in China was controlled by BeiGene Biologics. The transfer consideration for the purchased interests under this Equity Transfer Agreement is the fair value of the 100% equity of BeiGene Shanghai appraised by a qualified Chinese valuation firm under the laws of the PRC. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK’s equity interest in BeiGene Shanghai became 95%. As of September 30, 2019, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively.
As of September 30, 2019, the Company's cash and cash equivalents and restricted cash held by BeiGene Biologics totaled $114,652 and $15,934, respectively, to be used to build the commercial scale biologics facility and to fund research and development of the Company's biologics drug candidates in China.
Commercial distribution legal entity structure
BeiGene (Guangzhou) Co., Ltd. (“BGC”), a wholly-owned subsidiary of BeiGene HK, was organized on July 11, 2017. On September 21, 2018, BGC acquired 100% of the equity interests of Baiji Shenzhou (Guangzhou) Pharmaceuticals Co., Ltd. (formerly known as Huajian Pharmaceuticals Co., Ltd.), which subsequently changed its name to BeiGene Pharmaceuticals (Guangzhou) Co., Ltd. (“BPG”). BPG owns drug distribution licenses necessary to distribute product in China. The Company acquired these drug distribution licenses through the acquisition of BPG, which was accounted for as an asset acquisition (see Note 4), as it is difficult to obtain a newly issued domestic drug distribution license in China.
Commercial supply agreement and facility expansion
In January 2018, the Company entered into a commercial supply agreement with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (“Boehringer Ingelheim”), for tislelizumab, which is being manufactured at Boehringer Ingelheim’s facility in Shanghai, China as part of a Marketing Authorization Holder (“MAH”) trial project pioneered by the Company and Boehringer Ingelheim. Under the terms of the commercial supply agreement, Boehringer Ingelheim will manufacture tislelizumab in China under an exclusive multi-year arrangement, with contract extension possible. In addition, the Company obtained certain preferred rights for future capacity expansion by Boehringer Ingelheim in China.

In October 2018, the Company entered into a binding letter of intent ("LOI") with Boehringer Ingelheim to increase the amount of tislelizumab supplied under the agreement through the expansion of Boehringer Ingelheim's facility to add a second bioreactor production line. Under the terms of the binding LOI, the Company provided initial funding for the facility expansion and may make additional payments for contingency costs. This initial funding payment and any subsequent contingency payments will be credited against future purchases of tislelizumab over the term of the supply agreement.
The payment was recorded as a noncurrent asset since it is considered a long-term prepayment for future product costs that will provide future benefit to the Company through credits on purchases of tislelizumab from Boehringer Ingelheim over the life of the supply agreement.
9. Leases
The Company has operating leases for office and manufacturing facilities in the United States, Switzerland, and China. The leases have remaining lease terms of up to five years, some of which include options to extend the leases that have not been included in the calculation of the Company’s lease liabilities and ROU assets. The Company has land use rights which represent land acquired for the biologics manufacturing facility in Guangzhou, and the land acquired for the Company's research, development and office facility in Changping, Beijing. A second Guangzhou land use right was acquired in May 2019 for potential expansion of the Company's research and development activities. The land use rights represent lease prepayments and are expensed over the remaining term of the rights, which is 48 years for the initial Guangzhou land use right, 50 years for the second Guangzhou land use right and 35 years for the Changping land use right. The Company also has certain leases with terms of 12 months or less for certain equipment, office and lab space, which are not recorded on the balance sheet.
The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	$	$
Operating lease cost	3,572	10,094
Variable lease cost	463	1,347
Short-term lease cost	217	603
Total lease cost	4,252	12,044

Total expenses under operating leases were $2,990 and $6,860 for the three and nine months ended September 30, 2018, respectively.
Supplemental balance sheet information related to leases was as follows:

As of
September 30,
2019
$
Operating lease right-of-use assets	28,463
Land use rights, net	46,876
Total operating lease right-of-use assets	75,339

Current portion of operating lease liabilities	10,671
Operating lease liabilities	18,847
Total lease liabilities	29,518

Maturities of operating lease liabilities are as follows (1):

$
Three months ending December 31, 2019	2,780
Year ending December 31, 2020	13,049
Year ending December 31, 2021	10,698
Year ending December 31, 2022	5,031
Year ending December 31, 2023	1,445
Thereafter	105
Total lease payments	33,108
Less imputed interest	(3,590)
Present value of lease liabilities	29,518

(1) As of September 30, 2019, the Company has additional operating leases for office facilities that have not yet commenced of $9,591. These operating leases will commence during fiscal years 2019 and 2020 with lease terms of up to five years.
Other supplemental information related to leases is summarized below:

Nine months ended
September 30,
2019
$
Operating cash flows used in operating leases	8,849
ROU assets obtained in exchange for new operating lease liabilities	5,019

As of
September 30,
2019
$
Weighted-average remaining lease term (years)	3
Weighted-average discount rate	7.75%

The undiscounted future minimum payments under non-cancelable operating leases as of December 31, 2018, prior to the adoption of the Lease ASUs was as follows:

$
Year ending December 31:
2019	10,752
2020	9,972
2021	7,805
2022	3,923
2023 and thereafter	1,357
Total	33,809

10. Intangible Assets
Intangible assets as of September 30, 2019 and December 31, 2018 are summarized as follows:

	As of
	September 30, 2019			December 31, 2018
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(1,562)	5,938	7,500	(1,000)	6,500
Trading license	816	(576)	240	816	(144)	672
Total finite-lived intangible assets	8,316	(2,138)	6,178	8,316	(1,144)	7,172

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
Amortization expense of intangible assets for the three and nine months ended September 30, 2019 was $331 and $994, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2018 was $188 and $563, respectively.
As of September 30, 2019, expected amortization expense for the unamortized finite-lived intangible assets is approximately $332 for the remainder of 2019, $846 in 2020, $750 in 2021, $750 in 2022, $750 in 2023, and $2,750 in 2024 and thereafter.
11. Income Taxes
Income tax benefit was $3,217 and $569, respectively, for the three and nine months ended September 30, 2019, and the income tax benefit was $472 and $7,252, respectively, for the three and nine months ended September 30, 2018. The income tax benefit for the three and nine months ended September 30, 2019 was primarily attributable to research and development tax credits, windfall employee stock based compensation deductions, valuation allowance release and special tax deductions and incentives in the U.S and China. The income tax benefit for the three and nine months ended September 30, 2018 was primarily attributable to windfall employee stock based compensation deductions and research and development tax credits in the U.S.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of September 30, 2019, it is more likely than not the deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, as well as certain subsidiaries in China.
As of September 30, 2019, the Company had gross unrecognized tax benefits of $3,277. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $407 and $982, respectively, in the three and nine months ended September 30, 2019 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2019 and December 31, 2018, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of September 30, 2019, Australia tax matters are open to examination for the years 2013 through 2019, China tax matters are open to examination for the years 2013 through 2019 and U.S. federal tax matters are open to examination for years 2016 through 2019. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2019.
12. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	September 30,	December 31,
	2019	2018
	$	$
Prepaid research and development costs	73,573	58,673
Prepaid taxes	11,210	10,479
Interest receivable	1,724	3,096
Other	9,429	9,694
Total	95,936	81,942

Other non-current assets consist of the following:

	As of
	September 30,	December 31,
	2019	2018
	$	$
Prepayment of long-term assets	12,195	11,981
Prepayment of facility capacity expansion activities (1)	24,234	25,193
Prepaid VAT	25,704	14,671
Rental deposits and other	2,715	1,823
Total	64,848	53,668
(1) Represents a payment for a facility expansion under a commercial supply agreement. The payment will provide future benefit to the Company through credits on future supply purchases as further described in Note 8.
Accrued expenses and other payables consist of the following:

	As of
	September 30,	December 31,
	2019	2018
	$	$
Compensation related	34,565	35,887
External research and development activities related	62,306	34,588
Commercial activities	19,147	10,433
Individual income tax and other taxes	8,538	8,030
Sales rebates and returns related	3,762	4,749
Professional fees and other	4,702	6,727
Total	133,020	100,414

Other long-term liabilities consist of the following:

	As of
	September 30,	December 31,
	2019	2018
	$	$
Deferred government grant income	36,411	37,851
Other	169	1,080
Total	36,580	38,931

13. Long-term Bank Loans
On September 2, 2015, BeiGene (Suzhou) Co., Ltd. ("BeiGene (Suzhou)") entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank to borrow RMB120,000 at a 7% fixed annual interest rate. The loan is secured by BeiGene (Suzhou)’s equipment with a net carrying amount of $14,288 and the Company’s rights to a PRC patent on a drug candidate. In September 2018, the Company repaid the first tranche of $8,736 (RMB60,000). In September 2019, the Company repaid the remaining principal outstanding of $8,394 (RMB60,000).
 On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow a RMB denominated loan of RMB580,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense will be paid quarterly until the loan is fully settled. As of September 30, 2019, the Company has fully drawn down $81,148 (RMB580,000) of this loan, of which $43,704 (RMB300,000) was drawn down during the nine months ended September 30, 2019. The loan interest rate was 4.9% for the nine months ended September 30, 2019, and the maturity dates range from 2021 to 2027.
On September 3, 2019, BeiGene Shanghai entered into a three-year working capital loan facility with Industrial Bank Co., Ltd. ("Industrial Bank") to borrow up to RMB348,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan facility is secured with RMB deposited at Industrial Bank. Interest expense will be paid quarterly until the loan is fully settled. As of September 30, 2019, the Company has drawn down $23,785 (RMB170,000) of this loan. The loan interest rate was 4.85% for the nine months ended September 30, 2019, and the maturity dates range from 2020 to 2022. The secured deposit covering the amount of the loan outstanding as of September 30, 2019 has been classified as long term restricted cash on the balance sheet, as this is the amount that is legally restricted as collateral. As of September 30, 2019, the Company has unused long-term credit availability amounting to $24,904, attributed to the remaining credit available under this loan facility.
Interest expense recognized for the three and nine months ended September 30, 2019 was $1,287 and $3,395, respectively, among which, $875 and $2,254 was capitalized, respectively. Interest expense for the three and nine months ended September 30, 2018 was $830 and $1,582, respectively, among which, $156 and $156 was capitalized, respectively.
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
For the three and nine months ended September 30, 2019, total interest expense generated from the Shareholder Loan was $2,671 and $7,847, respectively, among which, $958 and $2,462 was capitalized, respectively.
For the three and nine months ended September 30, 2018, total interest expense generated from the Shareholder Loan was $2,661 and $8,270, respectively, among which, $768 and $2,336 was capitalized, respectively.
15.  Product Revenue
The Company’s product sales are derived from the sale of ABRAXANE®, REVLIMID®, and VIDAZA® in China under a distribution license from Celgene. The table below presents the Company’s net product sales for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	$	$	$	$
Product revenue – gross	52,461	41,838	169,730	96,993
Less: Rebates and sales returns	(2,320)	(3,391)	(4,026)	(3,870)
Product revenue – net	50,141	38,447	165,704	93,123

 The following table presents the roll-forward of accrued sales rebates and returns for the nine months ended September 30, 2019 and September 30, 2018:

Sales Rebates and Returns
$
Balance as of December 31, 2017	3,997
Accrual	3,870
Payments	(3,791)
Balance as of September 30, 2018	4,076
Balance as of December 31, 2018	4,749
Accrual	4,026
Payments	(5,013)
Balance as of September 30, 2019	3,762

16. Loss Per Share
Loss per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	$	$	$	$
Numerator:
Net loss attributable to BeiGene, Ltd.	(307,357)	(144,031)	(560,567)	(405,514)
Denominator:
Weighted average shares outstanding, basic and diluted	781,482,459	739,789,269	777,938,599	703,482,491
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(0.39)	(0.19)	(0.72)	(0.58)

The effects of all share options, restricted shares and restricted share units were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive during the three and nine months ended September 30, 2019 and 2018.
17. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
On January 14, 2016, in connection with the Company's U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of September 30, 2019, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,152,223. The 2016 Plan formerly provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the HKEx rules. In December 2018, the board of directors approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the nine months ended September 30, 2019, the Company granted options for 12,547,938 ordinary shares and restricted share units for 16,123,718 ordinary shares under the 2016 Plan. As of September 30, 2019, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 86,735,559 and 23,057,775, respectively.
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
During the nine months ended September 30, 2019, the Company did not grant any options or restricted share units under the 2018 Plan. As of September 30, 2019, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 79,404 and 2,828,397, respectively.

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
On August 30, 2019, the Company issued 233,194 ordinary shares to employees for aggregate proceeds of $2,192 under the ESPP. The purchase price of the shares was $122.19 per ADS, or $9.40 per ordinary share, which was discounted in accordance with the terms of the ESPP from the closing price on NASDAQ on August 30, 2019 of $143.75 per ADS, or $11.06 per ordinary share.
On February 28, 2019, the Company issued 154,505 ordinary shares to employees for aggregate proceeds of $1,385 under the ESPP. The purchase price of the shares was $116.49 per ADS, or $8.96 per ordinary share, which was discounted in accordance with the terms of the ESPP from the closing price on NASDAQ on February 28, 2019 of $137.05 per ADS, or $10.54 per ordinary share.
The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	$	$	$	$
Research and development	20,674	15,523	54,599	38,297
Selling, general and administrative	16,144	9,609	41,213	22,872
Total	36,818	25,132	95,812	61,169

18. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2018	(212)	1,738	1,526
Other comprehensive (loss)/ income before reclassifications	(16,682)	4,940	(11,742)
Amounts reclassified from accumulated other comprehensive income	—	(4,614)	(4,614)
Net-current period other comprehensive (loss)/ income	(16,682)	326	(16,356)
Balance as of September 30, 2019	(16,894)	2,064	(14,830)

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
In accordance with the company law of the PRC, a domestic enterprise is required to provide statutory reserves of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the Board of Directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. The Company’s PRC subsidiaries were established as domestic invested enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.
During the three and nine months ended September 30, 2019 and 2018, no appropriation to statutory reserves was made because the PRC subsidiaries had substantial losses during these periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2019 and December 31, 2018, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $103,589 and $93,281, respectively.
21. Commitments and Contingencies
Purchase Commitments
As of September 30, 2019, the Company had purchase commitments amounting to $141,677, of which $112,990 related to minimum purchase requirements for supply purchased from Boehringer Ingelheim and $28,687 related to binding purchase obligations of inventory from Celgene. The Company does not have any minimum purchase requirements for inventory from Celgene.
Capital commitments
The Company had capital commitments amounting to $12,074 for the acquisition of property, plant and equipment as of September 30, 2019, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
Other Business Agreements
The Company enters into agreements in the ordinary course of business with contract research organizations ("CROs") to provide research and development services. These contracts are generally cancelable at any time by us with prior written notice.
The Company also enters into collaboration agreements with institutions and companies to license intellectual property. The Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with its collaboration agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. These commitments are not recorded on the Company's balance sheet because the achievement and timing of these milestones are not fixed and determinable. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in the Company’s financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	$	$	$	$
PRC	50,141	38,447	165,704	94,623
United States	—	10,241	133,650	29,203
Other	—	5,514	71,966	15,724
Total	50,141	54,202	371,320	139,550

23. Subsequent Event
On October 31, 2019, we announced a global strategic oncology collaboration with Amgen, Inc. ("Amgen") for the commercialization and development in China of Amgen’s XGEVA® (denosumab), KYPROLIS® (carfilzomib), and BLINCYTO® (blinatumomab), and the joint global development of 20 oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. In connection with the collaboration, Amgen has agreed to purchase a 20.5% stake in BeiGene for approximately $2.7 billion in cash at $174.85 per American Depositary Share (ADS). The transactions have been approved by the boards of directors of both companies and are expected to close in the first quarter of 2020, subject to approval by a majority vote of the Company’s shareholders pursuant to the listing rules of the Hong Kong Stock Exchange, the expiration or termination of applicable waiting periods under applicable antitrust laws, and satisfaction of other customary closing conditions. Shareholders of the Company holding an aggregate of approximately 40% of the outstanding shares have agreed to vote in favor of the transactions. Additional information is included in the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019.

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
Overview
We are a commercial-stage biotechnology company focused on developing and commercializing innovative molecularly targeted and immuno-oncology drugs for the treatment of cancer. Our internally developed lead drug candidates are currently in late-stage clinical trials in multiple indications. These candidates are (1) zanubrutinib (BGB-3111), a potentially best-in-class investigational small molecule inhibitor of Bruton’s tyrosine kinase, or BTK, (2) tislelizumab (BGB-A317), an investigational humanized monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 (PD-1), and (3) pamiparib (BGB-290), an investigational small molecule inhibitor of the poly ADP-ribose polymerase 1 (PARP1) and PARP2 enzymes. All three of these drug candidates are currently in Phase 2 or 3 pivotal trials globally and/or in China, and we have filed five new drug applications for regulatory approval: in the United States and China for zanubrutinib in relapsed/refractory (R/R) mantle cell lymphoma (MCL); and in China for zanubrutinib in R/R chronic lymphocytic leukemia (CLL) or R/R small lymphocytic lymphoma (SLL), and for tislelizumab in patients with R/R classical Hodgkin's Lymphoma (cHL) and in patients with previously treated locally advanced or metastatic urothelial carcinoma (UC). We also have additional drug candidates in earlier stage clinical development.
We started as a research and development company in Beijing in 2010, focusing on developing best-in-class oncology drugs. Over the last nine years, we have developed into a fully integrated global biotechnology company with operations in China, the United States, Europe and Australia, including a more than 1,000-person global clinical development team running over 60 ongoing or planned clinical trials as of September 30, 2019. We also have built a commercial team that is selling our existing in-licensed drugs in China and preparing for launches of our internally developed drug candidates in China and the United States, as well as internal manufacturing capabilities in China that are operational or under construction for the clinical and commercial supply of our small molecule and biologic drug candidates.
Recent Developments
Recent Business Developments
On November 5, 2019, we announced a licensing agreement with Seattle Genetics, Inc. ("Seattle Genetics") for an advanced preclinical product candidate for treating cancer. The agent utilizes a proprietary Seattle Genetics antibody-based technology and is expected to advance into clinical trials in the first half of 2020. Under the terms of the agreement, Seattle Genetics will retain rights to the product candidate in the Americas, Europe and Japan, while we will gain exclusive rights to develop and commercialize the product candidate in Asia (excluding Japan) and the rest of the world. Seattle Genetics will receive an upfront payment and is eligible to receive progress-dependent milestones and tiered royalties on any product sales.
On October 31, 2019, we announced a global strategic oncology collaboration with Amgen, Inc. (Amgen) for the commercialization and development in China of Amgen's XGEVA® (denosumab), KYPROLIS® (carfilzomib), and BLINCYTO® (blinatumomab), and the joint global development of 20 oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. In connection with the collaboration, Amgen has agreed to purchase a 20.5% stake in BeiGene for approximately $2.7 billion in cash at $174.85 per American Depositary Share (ADS). The transactions have been approved by the boards of directors of both companies and are expected to close in the first quarter of 2020, subject to approval by a majority vote of the Company’s shareholders pursuant to the listing rules of the Hong Kong Stock Exchange, the expiration or termination of applicable waiting periods under applicable antitrust laws, and satisfaction of other customary closing conditions. Shareholders of the Company holding an aggregate of approximately 40% of the outstanding shares have agreed to vote in favor of the transactions. Additional information is included in the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019.
On August 21, 2019, we announced that the U.S. Food and Drug Administration (“FDA”) had accepted our new drug application (“NDA”) for zanubrutinib for the treatment of patients with R/R MCL. The FDA granted priority review for the NDA and set a Prescription Drug User Fee Act (PDUFA) target action date of February 27, 2020. This follows the FDA’s Breakthrough Therapy designation for zanubrutinib in this setting earlier this year.
Recent Regulatory Developments
PRC Drug Regulation
On August 26, 2019, the National People’s Congress published the Drug Administration Law of the PRC (the “DAL”), which will become effective on December 1, 2019. The DAL is part of a regulatory trend to strengthen the life-cycle management of drugs, to balance the development of innovative drugs and generic drugs, and to enhance drug review and enforcement. It also reflects legislative efforts to address prominent problems of the pharmaceutical industry in China, such as counterfeit and substandard drugs and high drug prices.
The DAL contains a dedicated chapter on the Marketing Authorization Holder (“MAH”) system. The MAH system has been trialed in a pilot program across 10 provinces since 2016. Upon the enactment of the DAL, the MAH system will no longer be a pilot program but will be implemented nationwide. Subject to approval by the China National Medical Products Administration ("NMPA"), MAHs will be allowed to transfer their marketing authorizations. It is still uncertain whether the transferability of MAHs may offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system will be accompanied by a range of new requirements for MAHs. For example, a MAH must establish a quality assurance system and be responsible for all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, and adverse drug reaction monitoring and reporting. A foreign MAH will be required to engage a local agent to fulfill the MAH’s obligations and that agent shall be subject to joint and several liability with the foreign MAH in the event of the MAH’s violation of the DAL. However, the qualification requirements on the agent and the scope of such joint liability remain undefined.
The DAL no longer requires certification for good clinical practice (GCP), good supply practice (GSP) and good manufacturing practice (GMP). However, drug manufacturers and drug distributors must still comply with GMP and GSP requirements formulated by the NMPA. Pursuant to the DAL, the NMPA and its local counterparts are directed to strengthen their surveillance of drug manufacturers and distributors as well as clinical trial institutions, including through regular and continuous site inspections, to ensure compliance. It remains to be seen how clinical trial institutions will ensure self-compliance with GCP requirements and whether there will be more inspections against clinical trial institutions in practice.

The DAL also requires MAHs, manufacturers, distributors, and medical institutions to establish and implement drug “track and trace” systems, with additional regulations to be promulgated by the NMPA. A drug pharmacovigilance system will also be established to monitor, identify, evaluate and control adverse drug reactions and other drug-related problems.
The DAL also significantly increases and expands penalties for violations, including warnings, confiscation of illegal gains, fines of up to RMB5 million (approximately US$725,000) or up to 30 times of illegal gains, revocation of business and operating licenses, certificates or approval documents for drugs, suspension of business, temporary (10 years) or permanent debarment of companies, institutions and responsible persons, and criminal liability in case of serious violations.
On September 30, 2019, the NMPA published three draft measures for soliciting comments on drug registration, manufacturing and supply. The draft measures reflect the changes in the DAL.
There are still uncertainties with respect to the interpretation and implementation of the DAL, and we plan to monitor these matters to assess their impact on our operations in China.
Components of Operating Results
Revenue
To date, our revenue has consisted of product sales revenue since September 2017 and upfront license fees, reimbursed research and development expenses and other collaboration revenue from our strategic collaborations with Celgene for tislelizumab entered in 2017 and terminated in June 2019 and upfront license fees and milestone payments from a prior collaboration agreement with Merck KGaA, Darmstadt Germany. We do not expect to generate significant revenue from our internally developed drug candidates unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which is subject to significant uncertainty.
Revenues from product sales are recognized when product is delivered, and title passes, to our distributor. Revenues from product sales are recognized net of variable consideration resulting from rebate accruals and sales returns allowances. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on the sales terms, historical experience and trend analysis. We expect revenue from product sales to continue to increase in 2019 as we expand our efforts to promote ABRAXANE®, REVLIMID® and VIDAZA® in China.
We also recorded revenue from our collaboration and license agreement with Celgene for tislelizumab, which was terminated in June 2019. Under this agreement, we received an upfront payment related to the license fee, which was recognized upon the delivery of the license right. Additionally, the reimbursement of remaining undelivered research and development services was recognized over the performance period of the collaboration arrangement. We recognized the remainder of the deferred research and development services revenue balance upon termination of the collaboration agreement. We also received research and development reimbursement revenue for the basket study trials that Celgene opted into through the termination of the collaboration agreement. Pursuant to the terms of the termination agreement, we received a one-time payment of $150 million in June 2019. The entire payment was recognized in the period the termination occurred, as we had no further performance obligations under the collaboration. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report for a description of this agreement.
Expenses
Cost of Sales
Cost of sales includes the acquisition costs of our commercial products that have been sold during the period. To date, cost of sales has consisted entirely of the cost of products purchased from Celgene and distributed in the People's Republic of China, or PRC. Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory previously expensed to research and development is sold.
Research and Development Expenses
Research and development expenses consist of the costs associated with our research and development activities, conducting preclinical studies and clinical trials and activities related to regulatory filings. Our research and development expenses consist of:

•
expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, and consultants that conduct and support clinical trials, preclinical studies and manufacturing activities;

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support the preparation for the global launch and potential commercialization of our internally developed drug candidates, if approved, and expansion of our commercialization activities with respect to ABRAXANE® (nanoparticle albumin–bound paclitaxel), REVLIMID® (lenalidomide), and VIDAZA® (azaciditine) in China and any other commercial-stage drugs that we may in-license. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our drug candidates as treatments for various cancers and the initiation of clinical trials for potential new drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$50,141	$38,447	$11,694	30%	165,704	93,123	72,581	78%
Collaboration revenue	—	15,755	(15,755)	(100)%	205,616	46,427	159,189	343%
Total revenues	50,141	54,202	(4,061)	(7)%	371,320	139,550	231,770	166%
Expenses
Cost of sales - product	(20,106)	(8,706)	(11,400)	131%	(53,206)	(19,512)	(33,694)	173%
Research and development	(236,968)	(147,590)	(89,378)	61%	(644,079)	(421,541)	(222,538)	53%
Selling, general and administrative	(105,002)	(48,820)	(56,182)	115%	(244,895)	(122,895)	(122,000)	99%
Amortization of intangible assets	(331)	(188)	(143)	76%	(994)	(563)	(431)	77%
Total expenses	(362,407)	(205,304)	(157,103)	77%	(943,174)	(564,511)	(378,663)	67%
Loss from operations	(312,266)	(151,102)	(161,164)	107%	(571,854)	(424,961)	(146,893)	35%
Interest income, net	2,206	4,553	(2,347)	(52)%	9,569	7,997	1,572	20%
Other (expense) income, net	(1,817)	1,585	(3,402)	(215)%	(967)	2,389	(3,356)	(140)%
Loss before income taxes	(311,877)	(144,964)	(166,913)	115%	(563,252)	(414,575)	(148,677)	36%
Income tax benefit	3,217	472	2,745	582%	569	7,252	(6,683)	(92)%
Net loss	(308,660)	(144,492)	(164,168)	114%	(562,683)	(407,323)	(155,360)	38%
Less: Net loss attributable to noncontrolling interest	(1,303)	(461)	(842)	183%	(2,116)	(1,809)	(307)	17%
Net loss attributable to BeiGene, Ltd.	$(307,357)	$(144,031)	$(163,326)	113%	(560,567)	(405,514)	(155,053)	38%
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue
Total revenue decreased to $50.1 million for the three months ended September 30, 2019, from $54.2 million for the three months ended September 30, 2018, due to a decrease in collaboration revenue. The following table summarizes the components of revenue for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended
	September 30,		Changes
	2019	2018	$	%
	(dollars in thousands)
Product revenue	$50,141	$38,447	$11,694	30%
Collaboration revenue:
Reimbursement of research and development costs	—	13,521	(13,521)	(100)%
Research and development service revenue	—	2,234	(2,234)	(100)%
Total	$50,141	$54,202	$(4,061)	(7)%
Net product revenue, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China, increased 30.4% to $50.1 million for the three months ended September 30, 2019, compared to $38.4 million in the prior year period. We began recognizing product revenue with sales to our distributors in China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA® was launched in China in February 2018. Sales in the third quarter of 2019 were negatively impacted by temporary supply disruptions of ABRAXANE®.

We did not have any collaboration revenue for the three months ended September 30, 2019 due to the termination of the collaboration agreement with Celgene for tislelizumab in the second quarter of 2019.
Cost of Sales
Cost of sales increased to $20.1 million for the three months ended September 30, 2019 from $8.7 million for the three months ended September 30, 2018, primarily due to increased volume of sales compared to the prior year period.
Research and Development Expense
Research and development expense increased by $89.4 million, or 60.6%, to $237.0 million for the three months ended September 30, 2019 from $147.6 million for the three months ended September 30, 2018. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended
	September 30,		Changes
	2019	2018	$	%
	(dollars in thousands)
External cost of clinical-stage programs	$111,048	$61,371	$49,677	81%
In-process research and development expense	—	—	—	NM
External cost of non-clinical-stage programs	18,769	23,523	(4,754)	(20)%
Internal research and development expenses	107,151	62,696	44,455	71%
Total research and development expenses	$236,968	$147,590	$89,378	61%
 The increase in external research and development expense was primarily attributable to the advancement of our clinical drug candidates, and included the following:

•
Increases of approximately $23.3 million, $26.7 million, respectively, for zanubrutinib and tislelizumab. The expense increases were primarily due to the continued enrollment and expansion of pivotal clinical trials for zanubrutinib and tislelizumab.

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
The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:

•	$16.3 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•	$5.2 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;

•	$10.1 million increase of materials and reagent expenses, mainly in connection with the in-house manufacturing of drug candidates used for clinical purposes;

•
$2.3 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and

•	$10.6 million increase of travel, meeting and conference, facilities, office expense, rental fee and other expenses to support the growth of our organization.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $56.2 million, or 115.1%, to $105.0 million for the three months ended September 30, 2019, from $48.8 million for the three months ended September 30, 2018. The increase was primarily attributable to the following:

•
$13.2 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the expansion of our commercial organizations in China and the United States;

•	$6.5 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;

•	$1.0 million increase of professional fees for legal, consulting, recruiting, information technology, accounting and audit services to support our growing business;

•	$6.7 million increase of market access studies and analytical services for preparing for the potential commercialization of our internally developed drug candidates outside of China;

•	$5.1 million increase of sponsorship and grant expense to cancer societies in China;

•	$4.5 million increase in meeting and seminar expense and $3.5 million increase in travel and meals expense, as a result of expanding commercial activities and our growing employee population, and;

•
$15.7 million increase of selling, promotion, facilities, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China and the United States.

Interest Income, Net
Interest income, net decreased by $2.3 million, or 51.5%, to $2.2 million for the three months ended September 30, 2019, from $4.6 million for three months ended September 30, 2018. The decrease in interest income was primarily attributable to interest expense on our long-term debt exceeding interest income on cash and short-term investment balances.
Other (Expense) Income, Net
Other (expense) income, net decreased to $1.8 million of net other expense for the three months ended September 30, 2019, from $1.6 million of net other income for the three months ended September 30, 2018. The decrease was mainly attributable to the foreign currency exchange losses, partially offset by gains on sales of available-for-sale securities.
Income Tax Benefit
Income tax benefit was $3.2 million for the three months ended September 30, 2019, as compared to an income tax benefit of $0.5 million for the three months ended September 30, 2018. The income tax benefit for the three months ended September 30, 2019 was primarily attributable to research and development tax credits, windfall employee stock based compensation deductions, and special tax deductions and incentives in the U.S and China. The income tax benefit for the three months ended September 30, 2018 was primarily attributable to windfall employee stock based compensation deductions and research and development tax credits in the U.S.

Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue
Total revenue increased to $371.3 million for the nine months ended September 30, 2019, from $139.6 million for the nine months ended September 30, 2018. The following table summarizes the components of revenue for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended
	September 30,		Changes
	2019	2018	$	%
	(dollars in thousands)
Product revenue	165,704	93,123	72,581	78%
Collaboration revenue:
Reimbursement of research and development costs	27,634	39,251	(11,617)	(30)%
Research and development service revenue	27,982	7,176	20,806	290%
Other	150,000	—	150,000	NM
Total	371,320	139,550	231,770	166%
Net product revenue, which related to sales of ABRAXANE®, REVLIMID® and VIDAZA® in China, increased 77.9% to $165.7 million for the nine months ended September 30, 2019, compared to $93.1 million in the prior year period. We began recognizing product revenue with sales to our distributors in China in September 2017 following the closing of our strategic collaboration with Celgene. VIDAZA® was launched in China in February 2018. Sales in the third quarter of 2019 were negatively impacted by temporary supply disruptions of ABRAXANE®.
Collaboration revenue totaled $205.6 million for the nine months ended September 30, 2019 and was comprised primarily of a $150.0 million payment received upon termination of the collaboration agreement with Celgene for tislelizumab, as well as the revenue recognition of previously deferred amounts. Additionally, we recognized $27.6 million for the reimbursement of research and development costs for the clinical trials that Celgene had opted into prior to the arrangement being terminated.
Cost of Sales
Cost of sales increased to $53.2 million for the nine months ended September 30, 2019 from $19.5 million for the nine months ended September 30, 2018, primarily due to increased volume of sales compared to the prior year period.
Research and Development Expense
Research and development expense increased by $222.5 million, or 52.8%, to $644.1 million for the nine months ended September 30, 2019 from $421.5 million for the nine months ended September 30, 2018. The following table summarizes external clinical, external non-clinical and internal research and development expense for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended
	September 30,		Changes
	2019	2018	$	%
	(dollars in thousands)
External cost of clinical-stage programs	292,709	194,670	98,039	50%
In-process research and development expense	30,000	10,000	20,000	200%
External cost of non-clinical-stage programs	40,392	51,854	(11,462)	(22)%
Internal research and development expenses	280,978	165,017	115,961	70%
Total research and development expenses	644,079	421,541	222,538	53%
The increase in external research and development expense was primarily attributable to the advancement of our clinical drug candidates, and included the following:

•
Increases of approximately $35.1 million, $61.4 million, and $1.6 million, respectively, for zanubrutinib, tislelizumab, and lifirafenib. The expense increases were primarily due to the expansion of clinical trials, including trials that were initiated in late 2018 or early 2019, including Phase 3 studies in patients with R/R CLL and treatment-naïve patients with MCL for zanubrutinib and treatment-naïve patients with gastric cancer and esophageal cancer for tislelizumab. In addition, the continuation of enrollment in ongoing pivotal trials for both drug candidates contributed to the period over period increase in expenses.

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
The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:

•	$51.1 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•	$16.3 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;

•	$11.3 million increase of materials and reagent expenses, mainly in connection with the in-house manufacturing of drug candidates used for clinical purposes;

•
$7.7 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and

•	$29.6 million increase of travel, meeting and conference, facilities, office expense, rental fee and other expenses to support the growth of our organization.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $122.0 million, or 99.3%, to $244.9 million for the nine months ended September 30, 2019, from $122.9 million for the nine months ended September 30, 2018. The increase was primarily attributable to the following:

•
$38.9 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the expansion of our commercial organizations in China and the United States;

•	$18.3 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;

•	$5.9 million increase of professional fees for legal, consulting, recruiting, information technology, accounting and audit services to support our growing business;

•	$9.7 million increase of market access studies and analytical services for preparing for the potential commercialization of our internally developed drug candidates outside of China;

•	$9.4 million increase of sponsorship and grant expense to cancer society in China;

•	$9.0 million increase in meeting and seminar expense and $9.2 million increase in travel and meals expense, as a result of expanding commercial activities and our growing employee population; and

•
$21.6 million increase of selling, facilities, promotion, rental fees and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China and the United States.

Interest Income, Net
Interest income, net increased by $1.6 million, or 19.7%, to $9.6 million for the nine months ended September 30, 2019, from $8.0 million for nine months ended September 30, 2018. The increase in interest income was primarily attributable to interest income on cash and short-term investments exceeding interest expense on our long-term debt.

Other (Expense) Income, Net
Other (expense) income, net decreased to $1.0 million of net other expense for the nine months ended September 30, 2019, from $2.4 million of net other income for the nine months ended September 30, 2018. The decrease was mainly attributable to the foreign currency exchange losses, partially offset by gains on sales of available-for-sale securities.
Income Tax Benefit
Income tax benefit was $0.6 million for the nine months ended September 30, 2019, as compared to an income tax benefit of $7.3 million for the nine months ended September 30, 2018. The income tax benefit for the nine months ended September 30, 2019 was primarily attributable to research and development tax credits, windfall employee stock based compensation deductions, valuation allowance release and special tax deductions and incentives in the U.S and China. The income tax benefit for the nine months ended September 30, 2018 was primarily attributable to windfall employee stock based compensation deductions and research and development tax credits in the U.S.
Liquidity and Capital Resources
Since our inception in 2010, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our operating losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $308.7 million and $562.7 million, respectively, for the three and nine months ended September 30, 2019 and net losses of $144.5 million and $407.3 million, respectively, for the three and nine months ended September 30, 2018. As of September 30, 2019, we had an accumulated deficit of $1.6 billion. Our primary use of cash is to fund our research and development activities and to support the commercialization of our products in China and planned product launches in China and the United States. Our operating activities used $483.1 million and $353.8 million during the nine months ended September 30, 2019 and 2018, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities, proceeds from our collaboration agreements, and sales of ABRAXANE®, REVLIMID® and VIDAZA® in China since September 2017.
As of September 30, 2019, we had cash, cash equivalents, restricted cash, and short-term investments of $1.3 billion, including approximately $130.6 million of cash, cash equivalents and restricted cash held by our joint venture, BeiGene Biologics, to continue phased construction of our commercial biologics facility in Guangzhou, China and to fund research and development of our biologics drug candidates in China. Restricted cash of $44.7 million primarily consists of RMB-denominated cash deposits pledged in designated bank accounts as collateral for bank loans and letters of credit.
The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$740,713	$239,602
Net cash used in operating activities	(483,088)	(353,823)
Net cash provided by (used in) investing activities	578,055	(850,856)
Net cash provided by financing activities	83,482	1,681,734
Net effect of foreign exchange rate changes	(18,339)	(5,861)
Net increase in cash, cash equivalents, and restricted cash	160,110	471,194
Cash, cash equivalents and restricted cash at end of period	$900,823	$710,796
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
Operating Activities
Operating activities used $483.1 million of cash in the nine months ended September 30, 2019, which resulted principally from our net loss of $562.7 million, which was inclusive of the $150.0 million payment recognized in revenue in connection with the termination of the Celgene collaboration agreement for tislelizumab, and an increase in our net operating assets and liabilities of $60.3 million, offset by non-cash charges of $139.9 million related primarily to stock-based compensation expense, depreciation and amortization and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to an increase of $14.9 million in accounts receivable related to collections on product sales from our collaboration with Celgene, an increase of $21.3 million in inventories, an increase of $4.3 million in operating lease right-of-use assets, an increase of $15.3 million in other non-current assets primarily related to VAT prepayments, an increase of $14.3 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, and a decrease of $28.0 million in deferred revenue, all of which had a negative impact on operating cash flow. These cash uses were partially offset by an increase of $25.3 million in accounts payable and accrued expenses related to payments for external research and development costs, an increase of $3.2 million in taxes payable, a decrease of $8.6 million in unbilled receivables related to the Celgene collaboration, and an increase of $0.6 million in operating lease liabilities and other long-term liabilities, all of which had a positive impact on operating cash flows. Our non-cash charges and other adjustments to our net loss during the nine months ended September 30, 2019 primarily consisted of $95.8 million of share-based compensation expense, $49.0 million of acquired in-process research and development related to our license agreements with Ambrx and BioAtla, and termination of the collaboration agreement with Merck KGaA, Darmstadt Germany, $11.1 million of depreciation and amortization expense, and $5.5 million of non-cash interest expense, offset by $3.7 million of bond discount amortization, $13.3 million related to deferred tax benefits, and $4.5 million of disposal gain on available-for-sale securities.
Operating activities used $353.8 million of cash in the nine months ended September 30, 2018, which resulted principally from our net loss of $407.3 million and an increase in our net operating assets and liabilities of $16.6 million, offset by non-cash charges of $70.1 million. The increase in our net operating assets was primarily due to an increase of $34.3 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, a decrease in taxes payable of $7.6 million, an increase in accounts receivables of $7.9 million related to collections on product sales from our collaboration with Celgene, an increase of $8.8 million in inventories and an increase of $8.5 million in other non-current assets primarily related to rental deposits, and a decrease in deferred revenue of $5.7 million, all of which had a negative impact on operating cash flow. These cash uses were partially offset by an increase of $31.9 million in accounts payable and accrued expenses related to payments for external research and development costs, payroll-related costs and selling, general and administrative expenses to support our growing business, an increase of $12.9 million in other long-term liabilities primarily related to government subsidies, and a decrease in unbilled receivables of $11.4 million related to the Celgene collaboration, all of which had a positive impact on operating cash flow. Our non-cash charges and other adjustments to our net loss during the nine months ended September 30, 2018 primarily consisted of $61.2 million of share-based compensation expense, $10.0 million of acquired in-process research and development related to our license agreement with Mirati, $6.0 million of non-cash interest expense and $7.0 million of depreciation expense, offset by $8.8 million related to deferred tax benefits, $4.4 million of amortization of bond discount and $0.8 million of disposal gain on available-for-sale securities.
Investing Activities
Investing activities provided $578.1 million of cash in the nine months ended September 30, 2019, consisting of sales and maturities of investment securities of $1.6 billion, which was offset by $850.8 million in purchases of investment securities, $49.0 million of acquired in-process research and development related to the license agreements with Ambrx and BioAtla and termination of the collaboration agreement with Merck KGaA, Darmstadt Germany, and capital expenditures of $74.1 million primarily related to our Guangzhou and Suzhou manufacturing facilities.
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
Financing Activities
Financing activities provided $83.5 million of cash in the nine months ended September 30, 2019, consisting of $67.5 million from a long-term bank loan to fund our Guangzhou manufacturing facility, a $4.0 million capital contribution from investors for the noncontrolling interest of MapKure, LLC, and $20.4 million from the exercise of employee share options and proceeds from the issuance of shares through our Employee Stock Purchase Plan. These sources of cash were partially offset by a $8.4 million repayment of a bank loan for our Suzhou manufacturing facility.
Financing activities provided $1.7 billion of cash in the nine months ended September 30, 2018, consisting of $757.6 million of net proceeds from our follow-on public offering of ADSs in January 2018, $869.7 million of net proceeds from our follow-on public offering and the initial listing of our ordinary shares on The Hong Kong Stock Exchange in August 2018,

$42.3 million from a long-term bank loan to fund our Guangzhou manufacturing facility, and $20.9 million from the exercise of employee share options. These sources of cash were partially offset by a $8.7 million repayment of a bank loan for our Suzhou manufacturing facility.
Effects of Exchange Rates on Cash
We have significant operations in the PRC, which generate a significant amount of RMB-denominated cash (from product sales) and require a significant amount of RMB-denominated cash to pay our obligations. Since the reporting currency of the Company is the U.S. dollar, periods of volatility may have a significant impact on our consolidated cash balances. For example, in the quarter ended September 30, 2019, average RMB-denominated cash balances totaled RMB3.0 billion and the RMB depreciated against the U.S. dollar by 4.1%.
Operating Capital Requirements
We do not expect to generate significant revenue from product sales of our internally developed drug candidates unless and until we obtain regulatory approval for and commercialize one or more of our current or future drug candidates. We have exclusive rights to distribute and promote Celgene’s approved cancer therapies in China, for which we began recognizing revenue in the third quarter of 2017. We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our drug candidates, and prepare for commercialization and begin to commercialize any approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing of our in-licensed drug products in China and, subject to obtaining regulatory approval, our drug candidates. Accordingly, we anticipate that we will need substantial additional funding prior to generating sufficient cash from operations to fund our continuing operations.
Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2019, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally, and any drug candidates that we in-license; our other ongoing and planned clinical trials; regulatory filing and registration of our late-stage drug candidates; expansion of commercial operations in China and preparation for launch of our drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drugs and drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.
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
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at September 30, 2019:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$33,108	$12,622	$18,054	$2,432	$—
Purchase commitments	141,677	34,634	52,332	26,166	28,545
Debt obligations	255,691	700	23,924	165,309	65,758
Capital commitments	12,074	12,074	—	—	—
Total	$442,550	$60,030	$94,310	$193,907	$94,303
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
Debt Obligations
Long-term Bank Loans
On September 2, 2015, BeiGene (Suzhou) entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank, to borrow RMB120.0 million at a 7% fixed annual interest rate. The loan is secured by BeiGene (Suzhou)’s equipment and our rights to a PRC patent on a drug candidate. In September 2018, we repaid the first tranche of $8.7 million (RMB60.0 million). The remaining $8.4 million (RMB60.0 million) is due on September 30, 2019. In September 2019, the Company repaid the remaining principal outstanding of $8.4 million (RMB60.0 million).
On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow RMB580.0 million at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense will be paid quarterly until the loan is fully settled. As of September 30, 2019, we have drawn down the entire $81.1 million (RMB580.0 million) in aggregate principal amount of this loan. Maturity dates range from 2021 to 2027.

On September 3, 2019, BeiGene Shanghai entered into a three-year working capital loan facility with Industrial Bank Co., Ltd. ("Industrial Bank") to borrow up to RMB348.0 million at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured with RMB deposited at Industrial Bank. Interest expense will be paid quarterly until the loan is fully settled. As of September 30, 2019, the Company has drawn down $23.8 million (RMB170.0 million) of this loan. The loan interest rate was 4.85% for the nine months ended September 30, 2019, and the maturity dates range from 2021 to 2022. The secured deposit covering the amount of the loan outstanding as of September 30, 2019 has been classified as long term restricted cash on the balance sheet, as this is the amount that is legally restricted as collateral.
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
Capital Commitments
We had capital commitments amounting to $12.1 million for the acquisition of property, plant and equipment as of September 30, 2019, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
Purchase Commitments
As of September 30, 2019, purchase commitments amounted to $141.7 million, of which $113.0 million related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $28.7 million related to binding purchase obligations of inventory from Celgene. We do not have any minimum purchase requirements for inventory from Celgene.
Other Business Agreements
We enter into agreements in the ordinary course of business with contract research organizations ("CROs") to provide research and development services. These contracts are generally cancelable at any time by us with prior written notice.
We also enter into collaboration agreements with institutions and companies to license intellectual property. We may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with its collaboration agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. These commitments are not recorded on our balance sheet because the achievement and timing of these milestones are not fixed and determinable. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in our financial statements.
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

There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2019, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
For new accounting policies adopted during the three and nine months ended September 30, 2019 , see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $856.2 million and $712.9 million, restricted cash of $44.7 million and $27.8 million, and short-term investments of $375.8 million and $1.1 billion at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, our cash and cash equivalents were deposited with various major reputable financial institutions located both within and outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit and restricted cash deposits as security for a long-term bank loan. At September 30, 2019, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents and short-term investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of September 30, 2019 by $1.2 million.
We do not believe that our cash, cash equivalents, restricted cash and short-term investments have significant risk of default or illiquidity. While we believe that our cash, cash equivalents, restricted cash and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
Foreign Currency Exchange Rate Risk
We are exposed to foreign exchange risk arising from various currency exposures. Our reporting currency is the U.S. dollar, but a portion of our operating transactions and assets and liabilities are in other currencies, such as RMB, Australian dollar. Swiss franc, Euro and Hong Kong dollars. To date, we have not extensively used derivative financial instruments to hedge exposure to such risk, although we may adopt hedging strategies in the future.
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was depreciation of approximately 4.0% in the nine months ended September 30, 2019 and depreciation of approximately 5.7% in the year ended December 31, 2018, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
In addition, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our receivables, earnings or losses. Further, volatility in exchange rate fluctuations may have a significant impact on the foreign currency translation adjustments recorded in other comprehensive income (loss).
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 30, 2019, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In China, however, there is no currently effective law or regulation providing patent term extension, patent linkage, or data exclusivity (referred to as regulatory data protection). Therefore, a lower-cost generic drug can emerge onto the market much more quickly. Chinese regulators have set forth a framework for integrating patent linkage and data exclusivity into the Chinese regulatory regime, as well as for establishing a pilot program for patent term extension. To be implemented, this framework will require adoption of regulations. To date, the NMPA has issued several draft implementing regulations in this regard for public comment but no regulations have been formally issued, and these concepts were not included in the Drug Administration Law that will be effective on December 1, 2019 and contains significant other changes to the drug regulatory landscape in China. These factors result in weaker protection for us against generic competition in China than could be available to us in the United States until the relevant implementing regulations for extension, patent linkage, or data exclusivity are put into effect officially in China.
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
In addition, if we are able to obtain accelerated approval of any of our drug candidates, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and may also require post-marketing safety studies. Other comparable regulatory authorities outside the United States, such as the NMPA or EMA, may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
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
The regulations that govern regulatory approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a drug in a particular country, but then be subject to price regulations that delay our commercial launch of the drug and negatively impact our revenues and results of operations.
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
In China, the Ministry of Human Resources and Social Security of China or provincial or local human resources and social security authorities, together with other government authorities, review the inclusion or removal of drugs from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List, or the NRDL, or provincial or local medical insurance catalogues for the National Medical Insurance Program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that our drugs and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have been typically generic and essential drugs. Innovative drugs similar to our drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years.
In addition, in 2018, the Joint Procurement Office established by the Chinese government published its Paper on Centralized Drug Procurement in “4+7 Cities” and launched a national pilot scheme for drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. The pilot scheme was initially rolled out in 11 cities and was expanded nationwide in September 2019. Under the pilot scheme, the key determining factor for a successful bid is the price. The government will award a contract to the lowest bidder who is able to satisfy the quality and quantity requirements. The successful bidder will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Twenty-five types of drugs are currently covered under the scheme, including off-patent drugs made by international pharmaceutical companies, which includes generics made by domestic Chinese manufacturers. The pilot scheme may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the pilot scheme in the future. The implementation of the pilot scheme may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, our internally developed drug candidates have not yet been manufactured for commercial use. If any of our drug candidates become approved for commercial sale, we will need to establish either internal or third-

party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved drug in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved drug, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved drug could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved drug. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved drug may be delayed or there may be a shortage in supply. Any inability to manufacture our drug candidates or future approved drugs in sufficient quantities when needed would seriously harm our business.
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
On October 31, 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA®, KYPROLIS® and BLINCYTO® and 20 clinical- and late-preclinical-stage oncology pipeline products. Subject to the closing of the transactions, which are subject to approval by BeiGene’s shareholders, antitrust clearance and other customary closing conditions, we will be authorized to commercialize the oncology products in China for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. For each pipeline product that is approved in China, we will also have the right to commercialize the pipeline product for seven years in China and the right to retain approximately one of every three approved pipeline assets, up to a total of six, other than AMG 510, for commercialization in China.
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
Non-U.S. markets are an important component of our growth strategy. For example, in connection with our announced collaboration with Amgen, which is expected to close in the first quarter of 2020, we have been granted the right to commercialize three of Amgen’s oncology products in China for five or seven years and will have the option to retain one of the oncology products to commercialize for as long as the product is sold in China. We will also be responsible for development and commercialization of 20 oncology assets in Amgen’s pipeline in China. We initially intend to focus on opportunities in China, in particular. If we fail to obtain licenses or enter into collaboration arrangements with third parties in other markets, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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
Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $1.6 billion and $1.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase in the near term as we continue and expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, potentially begin to commercialize Amgen's oncology products in China and contribute up to $1.25 billion to the global development of 20 Amgen pipeline assets, and continue to commercialize the drugs that we have licensed from Celgene in China and any other drugs that we may successfully develop or license. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company in the United States and Hong Kong. We will also incur costs in support of our growth as a commercial-stage global biotechnology company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing any approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.
*We will need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary drug candidates.
Our drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $547.7 million and provided $12.8 million of net cash during the years ended December 31, 2018 and 2017, respectively, and used $483.1 million and $353.8 million of net cash during the nine months ended September 30, 2019 and 2018, respectively. We recorded negative net cash flows from operating activities in 2018 primarily due to our net loss of $674.0 million. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the Celgene collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. Upon closing of the Amgen transaction, which is anticipated in the first quarter of 2020 and remains subject to approval of BeiGene shareholders, antitrust clearance and other customary closing conditions, we will receive gross proceeds of approximately US$2.7 billion from the issuance of our ordinary shares to Amgen. Under the collaboration with Amgen, we will equally share profits/losses with Amgen for Amgen’s oncology products in China during each product’s respective commercialization period and will also be eligible to receive royalties on sales of Amgen’s products in China or outside of China in the future, based on specified terms.
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $856.2 million, $712.9 million and $239.6 million, restricted cash of $44.7 million, $27.8 million and nil and short-term investments of $375.8 million, $1.1 billion and $597.9 million at September 30, 2019, December 31, 2018 and 2017, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of September 30, 2019 and December 31, 2018, our short-term investments consisted of U.S. Treasury securities.

Although we believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
Although we currently have a facility that may be used as our clinical-scale manufacturing and processing facility and are building manufacturing facilities in China, we intend to at least partially rely on outside vendors to manufacture supplies and process our drugs and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. In addition, we rely on Celgene and its third-party manufacturers for supply of ABRAXANE®, REVLIMID®, and VIDAZA® in China. We will be dependent on Amgen for the supply of the drugs that we plan to commercialize in China under the collaboration with Amgen. Our drug candidates have not yet been manufactured or processed on a commercial scale and we may not be able to do so for any of our drug candidates. We have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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
In August 2017, we acquired Celgene’s commercial operations in China and an exclusive license to Celgene’s commercial cancer portfolio in China, ABRAXANE®, REVLIMID®, VIDAZA® (the “Celgene China License”). On October 31, 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA®, KYPROLIS® and BLINCYTO® and 20 clinical- and late-preclinical-stage oncology pipeline products. Subject to the closing of the transactions, which are subject to approval by BeiGene’s shareholders, antitrust clearance and other customary closing conditions, we will be authorized to commercialize the oncology products in China for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. For each pipeline product that is approved in China, we will also have the right to commercialize the pipeline product for seven years in China and the right to retain approximately one of every three approved pipeline assets, up to a total of six, other than AMG 510, for commercialization in China.
Our strategic collaborations with Amgen and Celgene involve numerous risks. For the Amgen transaction, there is a risk that the closing of the transaction will be delayed or might not occur at all, and we cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaboration. For our collaboration with Celgene, there can be no assurance that we will be able to successfully manage and integrate Celgene’s commercial operations in China and its personnel into our business, which could disrupt our business and harm our financial results. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations with Amgen or Celgene for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the synergies from our collaboration with Celgene for its commercial products in China may be offset by the costs incurred in integrating Celgene’s commercial operations in China, increases in other expenses, operating losses or problems in our business unrelated to our collaboration with Celgene. As a result, there can be no assurance that these synergies will be achieved. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab (BGB-A317), which we entered into in connection with the Celgene China License in 2017, was terminated in June 2019 in advance of the pending acquisition of Celgene by Bristol-Myers Squibb, and we received a $150 million payment and regained global rights to tislelizumab. The termination of the collaboration agreement for tislelizumab does not impact the Celgene China License, which remains in effect.
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
We rely on a third-party distributor to distribute Celgene’s approved cancer therapies, ABRAXANE®, REVLIMID®, and VIDAZA®, and we expect to rely on third-party distributors for the distribution of our internally developed drug products, if approved, and the oncology products of Amgen to be commercialized by the Company in China under the collaboration with Amgen. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our products to the relevant markets where we generate market demand through our sales and marketing activities. However, we have relatively limited control over our distributors, who may fail to distribute our products in the manner we contemplate. While we have long-standing business relationship with our distributor for the in-licensed products from Celgene, the agreement we entered into with our distributor can be terminated by both parties upon six months’ written notice. If PRC price controls or other factors substantially reduce the margins our distributor can obtain through the resale of our products to hospitals, medical institutions and sub-distributors, it may terminate its relationship with us. As of the date of this report, we rely on one distributor to distribute our products. While we believe alternative distributors are readily available in China, there is a risk that, if the distribution of our drugs is interrupted, our sales volumes and business prospects could be adversely affected.
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
At the beginning of 2018, we had 876 employees, and we ended the year with 2,070 employees, an increase of approximately 136%. As of September 30, 2019, we had approximately 3,000 employees. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, manufacturing, sales, marketing, financial and other personnel. Our recent growth and any future growth will impose significant added responsibilities on members of management, including:

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

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For example, in connection with the Amgen transaction, we have agreed to issue, and Amgen has agreed to purchase, in a private placement, a total of 203,282,820 ordinary shares of the Company, representing 20.5% of the issued share capital of the Company after giving effect to the share issuance. Thus, if the transaction is consummated, Amgen will become our largest shareholder and the ownership of our existing shareholders will be diluted.
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
Regulatory authorities in Europe have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the General Data Protection Regulation (EU) 2016/679 ("GDPR"), which became effective in May 2018, imposes a broad range of strict requirements on companies subject to the GDPR, such as us, including, but not limited to, requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the European Economic Area (including to the United States), providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, and recordkeeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10 million or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20 million or up to 4% of our total worldwide annual turnover for more serious offenses. Given the new law, we face uncertainty as to the exact interpretation of the new requirements, and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. National laws of member states of the EU are in the process of being adapted to the requirements under the GDPR. Because the GDPR specifically gives member states flexibility with respect to certain matters, national laws may partially deviate from the GDPR and impose different obligations from country to country, leading to additional complexity and uncertainty.
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

*There is no assurance that the closing of our announced transaction with Amgen will occur as expected, which could harm our business and financial condition.
On October 31, 2019, we announced a strategic collaboration with Amgen pursuant to which we and Amgen have agreed to collaborate on (i) the commercialization of Amgen’s oncology products XGEVA®, KYPROLIS® and BLINCYTO® in China, and (ii) the global development and commercialization in China of 20 Amgen clinical- and late-preclinical-stage pipeline products. Additionally, Amgen has agreed to acquire a 20.5% post-closing equity stake in the Company for a total of approximately US$2.7 billion.
The transactions have been approved by the boards of directors of both companies and are expected to close in the first quarter of 2020, subject to approval by a majority vote of our shareholders pursuant to the listing rules of the Hong Kong Stock Exchange, the expiration or termination of applicable waiting periods under applicable antitrust laws, and satisfaction of other customary closing conditions.
The closing of the Amgen transaction is subject to numerous variables, some of which are beyond our control and may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. There can be no assurance that we will be able to close the Amgen transaction, and failure to do so may negatively affect our financial condition, employee and investor confidence, and ultimately the trading price of our ADSs and ordinary shares.
The Amgen transaction involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop, commercialize or market Amgen’s oncology products in China, which could disrupt our business and harm our financial results. Moreover, we may not achieve the revenue and cost synergies expected from the Amgen transaction. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the synergies from the Amgen transaction may be offset by increases in other expenses, operating losses or problems in our business unrelated to the Amgen transaction. As a result, there can be no assurance that such synergies will be achieved.
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

Any failure to comply with PRC regulations regarding our employee equity plans and investments in offshore companies by PRC residents may subject the PRC plan participants and PRC-resident beneficial owners or us to fines and other legal or administrative sanctions.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of September 30, 2019 and December 31, 2018, these restricted assets totaled $103.6 million and $93.3 million, respectively.
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
Local governments in the PRC have granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grant and subsidies recognized in the income statement for the nine months ended September 30, 2019 and 2018, and the years ended December 31, 2018 and 2017 were $3.0 million, $4.2 million, $4.4 million and $11.3 million, respectively.
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
As of October 31, 2019, 788,340,698 ordinary shares, par value $0.0001 per share, were outstanding, of which 624,286,117 ordinary shares were held in the form of 48,022,009 ADSs, each representing 13 ordinary shares. In connection with our announced collaboration with Amgen, we have agreed to issue, and Amgen has agreed to purchase, in a private placement, an aggregate of approximately $2.7 billion of our ordinary shares. This is expected to result in Amgen holding approximately 20.5% of our outstanding shares upon the closing. Amgen has agreed to a lock-up on sales of its shares until the earliest of (i) the fourth anniversary of the closing, (ii) the expiration or termination of the collaboration agreement and (iii) a change in control of BeiGene.
We filed a registration statement with the SEC on behalf of certain shareholders on May 26, 2017, registering 299,279,370 ordinary shares in the form of 23,021,490 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units and under our employee share purchase plan. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares and/or ADSs could decline. We have also granted certain registration rights with respect to the shares issued to Celgene in the event that they are not eligible for sale under Rule 144. Upon closing of the Amgen transaction, Amgen will also have specified registration rights upon expiration of the lock-up.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 60% of our outstanding ordinary shares as of October 31, 2019. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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

BEIGENE, LTD.

Date: November 12, 2019	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)