Form 10-K
period 2019-12-31
BeiGene, Ltd.
filed 2020-03-02
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. :

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of American Depositary Shares (“ADSs”), each representing 13 ordinary shares, held by non‑affiliates of the registrant was approximately US$4.9 billion, based upon the closing price of the registrant’s ADSs on the NASDAQ Global Select Market on June 28, 2019.
As of February 14, 2020, 1,007,975,711 ordinary shares, par value $0.0001 per share, were outstanding, of which 846,730,482 ordinary shares were held in the form of 65,133,114 ADSs.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10‑K.

BeiGene, Ltd.
Annual Report on Form 10‑K

Forward‑Looking Statements and Market Data
This Annual Report on Form 10‑K (the “Annual Report”), contains forward‑looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected growth, are forward‑looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements.
Forward looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain those identifying words. These forward‑looking statements include, among other things, statements about:

•
our ability to successfully commercialize BRUKINSA™ (zanubrutinib) in the United States, for which we have obtained approval from the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with mantle cell lymphoma (“MCL”) who have received at least one prior therapy, and tislelizumab in the People's Republic of China ("PRC" or "China"), for which we have received approval from the National Medical Products Administration (“NMPA”) for the treatment of patients with classical Hodgkin's Lymphoma ("cHL") who have received at least two prior therapies;

•	our ability to successfully obtain approvals in additional indications and territories for BRUKINSA and tislelizumab and to commercialize these and other drugs and drug candidates, if approved;

•
our ability to successfully commercialize our in-licensed drugs in China, including ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension), REVLIMID® (lenalidomide) and VIDAZA® (azacitidine for injection) from Celgene Logistics Sàrl, a Bristol-Myers Squibb company ("BMS"), XGEVA® (denosumab), KYPROLIS® (carfilzomib), and BLINCYTO® (blinatumomab) from Amgen Inc. ("Amgen"), SYLVANT® (siltuximab) and QARZIBA® ▼ (dinutuximab beta), from EUSA Pharma ("EUSA"), and any other drugs we may in-license;

•	our ability to successfully develop and commercialize oncology assets licensed from Amgen in China pursuant to our global strategic oncology collaboration with Amgen;

•	our ability to further develop sales and marketing capabilities and launch new drugs, if approved;

•	our ability to maintain and expand regulatory approvals for our drugs and drug candidates, if approved;

•	the pricing and reimbursement of our drugs and drug candidates, if approved;

•	the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs;

•	our ability to advance our drug candidates into, and successfully complete, clinical trials;

•	our reliance on the success of our clinical‑stage drug candidates;

•	our plans, expected milestones and the timing or likelihood of regulatory filings and approvals;

•	the implementation of our business model, strategic plans for our business, drugs, drug candidates and technology;

•	the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our drugs, drug candidates and technology;

•	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;

•	costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims;

•	regulatory developments in the United States, China, the United Kingdom, the European Union ("EU") and other jurisdictions;

•	the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing;

•	the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements;

•	our ability to maintain and establish collaborations or licensing agreements;

•	our reliance on third parties to conduct drug development, manufacturing and other services;

•	our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and drugs for commercial sale;

•	the rate and degree of market access and acceptance and reimbursement of our drugs and drug candidates, if approved;

•	developments relating to our competitors and our industry, including competing therapies;

•	the size of the potential markets for our drugs and drug candidates and our ability to serve those markets;

•	our ability to effectively manage our growth;

•	our ability to attract and retain qualified employees and key personnel;

•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;

•	the future trading price of our American Depositary Shares ("ADS"), and ordinary shares, and impact of securities analysts’ reports on these prices; and

•	other risks and uncertainties, including those listed under “Part I-Item 1A-Risk Factors.”
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
Item 1. Business
Overview
We are a global commercial-stage biotechnology company focused on developing and commercializing innovative molecularly-targeted and immuno-oncology cancer therapeutics. We started as a research and development company in Beijing in 2010. Over the last ten years, we have developed into a fully-integrated global biotechnology company, with significant commercial, manufacturing, and research and development capabilities.
We have built substantial commercial capabilities in the People's Republic of China ("PRC" or "China") and the United States, and are currently marketing two internally-developed drugs and three in-licensed drugs. We also anticipate introducing five more in-licensed drugs into the China market in the next one to two years. In the United States, we market BRUKINSA™ (zanubrutinib) for adult patients with mantle cell lymphoma ("MCL") who have received at least one prior therapy and in China, we have received marketing approval and are in the process of launching tislelizumab for patients with classical Hodgkin’s Lymphoma ("cHL") who have received at least two prior therapies. We have filed four additional supplementary new drug applications ("sNDA") for regulatory approvals in China and are planning for launches in these additional indications in 2020. Our in-licensed portfolio includes ABRAXANE®, REVLIMID® and VIDAZA®, which we have been marketing in China since 2017 under a license from Celgene Logistics Sàrl, a Bristol-Myers Squibb company ("BMS"). We plan on launching additional in-licensed products in China from our collaborations, including XGEVA® (denosumab), KYPROLIS® (carfilzomib) and BLINCYTO® (blinatumomab) from Amgen Inc. ("Amgen"), and SYLVANT® (siltuximab) and QARZIBA® ▼ (dinutuximab beta), from EUSA Pharma ("EUSA").
We have built deep clinical development capabilities, including a more than 1,100-person global clinical development team that is running over 60 ongoing or planned clinical trials that have enrolled over 7,500 patients and healthy subjects. We are conducting late-stage clinical trials of BRUKINSA and tislelizumab, including 26 registration or registration-enabling trials in 15 discrete cancer indications. Our internal research capabilities have yielded another late-stage asset, pamiparib, and five other internally-developed drug candidates are currently in early-stage clinical development. In addition, we have been able to leverage our capabilities and China’s rising importance as a clinical science center to expand our clinical and pre-clinical portfolio with in-licensed drug candidates. We are also working with high-quality contract manufacturing organizations ("CMOs") to manufacture our internally-developed commercial and clinical products in China and globally and have built state-of-the-art small molecule and biologic manufacturing facilities in China to support the launches and potential future demand of our internally-developed products.
Based on the strength of our China-inclusive global development and commercial capabilities, we have entered into collaborations with leading pharmaceutical and biotechnology companies to develop and commercialize innovative medicines in China and the Asia-Pacific region. In October 2019, we entered into a strategic collaboration with Amgen pursuant to which we have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA, KYPROLIS, and BLINCYTO in China, and the global development and future commercialization in China of up to 20 of Amgen's clinical- and late pre-clinical-stage pipeline products, including AMG 510, Amgen’s first-in-class investigational KRAS G12C inhibitor.
Our Strategy
Our mission is to become a global leader in the discovery, development, and commercialization of innovative medicines for the treatment of cancer. Key elements of our strategy are as follows:

•
Realize Two Large Commercial Opportunities with BRUKINSA (zanubrutinib) and tislelizumab. Zanubrutinib is a wholly-owned, potentially best-in-class small molecule inhibitor of Bruton’s tyrosine kinase ("BTK") for B-cell malignancies. We believe zanubrutinib may have efficacy and safety advantages compared to the other approved BTK therapies based on its ability to achieve full BTK occupancy and minimize off-target binding. There is a large global commercial opportunity for BTK inhibitors, with global revenues totaling approximately $5.8 billion in 2019 according to published reports. We believe that our clinical experience to date in over 2,500 patients, along with our broad clinical development plan, position us to capitalize on this commercial opportunity. In November 2019, we received accelerated approval for BRUKINSA from the U.S. Food and Drug Administration ("FDA") for the treatment of adult patients with MCL who have received at least one prior therapy. We have built a commercial team in the United States and launched BRUKINSA in late 2019. In addition, we have submitted two new drug applications ("NDAs") in China for zanubrutinib for the treatment of patients with relapsed or refractory ("R/R") MCL and patients with R/R chronic lymphocytic leukemia ("CLL") or small lymphocytic lymphoma ("SLL"). Both applications are being reviewed under priority review status. We are conducting a broad clinical program for zanubrutinib, with near-term data readouts expected, both as a monotherapy and in combination with other therapies.
Our most recently approved drug is tislelizumab, a wholly-owned antibody against the immune checkpoint receptor programmed cell death protein 1 ("PD-1") that was designed to minimize Fc-gamma receptor binding, which is believed to play an essential role in activating phagocytosis in macrophages, to minimize its negative impact on T effector cells. We received approval from China’s National Medical Products Administration ("NMPA") in December 2019 to market tislelizumab for the treatment of patients with cHL who have received at least two prior therapies. In addition, we have filed an sNDA in China for tislelizumab in patients with previously treated locally advanced or metastatic urothelial carcinoma ("UC") which has been granted priority review by the Center for Drug Evaluation ("CDE") at the NMPA and is currently under review. We believe that there is a large and growing opportunity for novel cancer therapeutics in China and the market opportunity for PD-1/PD-L1 antibody therapies may be especially attractive, as this class of agents has demonstrated anti-tumor activity in all four of the most common tumors in China: lung cancer, gastric cancer ("GC"), liver cancer and esophageal cancer ("EC"). According to published reports, China has a higher proportion of PD-1 responsive tumors in its total annual cancer incidence in comparison to other geographies like the U.S. and Europe. According to a published study (Chen et al., Cancer Statistics in China, 2015, CA: Cancer J. Clin. 2016; 66(2):115-32), which we refer to as Chen et al. 2016, the annual incidence of the top ten PD-1 responsive tumors in China is estimated to be 3.0 million out of 4.3 million in total annual cancer incidence. We believe that we are uniquely positioned to capture this opportunity with our strong presence and experience in China, our global clinical development capabilities, the breadth of our development plan, which has enrolled more than 5,000 patients to date, including 15 registration or potentially registration-enabling trials, and high-quality manufacturing.

•
Utilize Our Key Strategic Clinical and Commercial Capabilities. We believe that recent changes in the regulatory environment in China have led to an unprecedented opportunity in our industry. Historically, the regulatory environment in China was considered highly challenging, with clinical development delays and regulatory approvals taking much longer than in the United States and the EU. To address these challenges, the NMPA issued a series of reform policies and opinions, which, among other things, has expanded access to clinical patients and created an opportunity to expedite drug development and approval by removing delays and creating an environment with international quality standards for drug development, manufacturing and commercialization in China. These regulatory reforms allow clinical trials in China to play a major role in global drug development programs, with the data generated in China used to support approvals outside of China. However, challenges to benefit from these reforms remain, including limited contract research organization ("CRO") capability, a limited talent pool and clinical data and trial management challenges. Our strategy has been to aggressively build our clinical development and commercial capabilities in China to take advantage of these changes and mitigate the challenges with accessing China as a clinical science center. Our global oncology development team is made up of more than 1,100 employees, approximately 60% of whom are in China. We are dedicated to performing studies that conform to the highest global International Council for Harmonisation ("ICH") standards. We have initiated 12 global, China-inclusive pivotal studies and 26 pivotal or potentially registration-enabling studies. We have over 60 ongoing or planned trials and have enrolled over 7,500 patients and healthy subjects in our clinical trials. From a commercial perspective, our strategy in China is to seek broader access to patients in need of innovative medicines through national reimbursement. This strategy requires a large commercial organization. We have increased our commercial capability from just over 150 people when we acquired the commercial operations of Celgene (now part of BMS) in China in 2017 to over 900 people as of the end of 2019. We believe that we are well-positioned to launch our current and future pipeline of internally-developed and in-licensed drugs in China and take advantage of the opportunity of improved national reimbursement.

•
Expand Our Portfolio by Leveraging Our Clinical and Commercial Capabilities. As many leading pharmaceutical and biotechnology companies evaluate opportunities in China, we believe that collaborating with us could allow these companies to efficiently and effectively access deep local clinical development, commercial and manufacturing capabilities at global quality standards. For example, we have leveraged our unique China-inclusive development and commercial capabilities to expand our portfolio through our collaboration with Amgen. In addition, we have entered into over 10 transactions since 2017 in which we have added innovative pre-clinical, clinical and/or commercial-stage drugs and drug candidates to our portfolio. Our strategy is to continue to aggressively evaluate licensing opportunities to add to our pipeline of drugs and drug candidates.

•
Pursue a New Model for Global Growth. We believe that the large addressable patient population and the expansion of reimbursement of innovative medicines in China can support a new business model for growth in our industry by allowing R&D investment for these drugs to be leveraged over a significantly larger patient pool, which can enable broader access worldwide with more affordable pricing as compared to the traditional priority market model. This global access and pricing model will allow us to leverage our strong clinical and commercial capabilities in China and globally. It also provides an opportunity to obtain return on the investments made to develop our portfolio of drug candidates. We evaluate worldwide markets by researching the opportunities, start-up risks and costs, and our capabilities. Subsequently, we design targeted market entrance strategies and plan to pursue these global markets in a staged manner based on investment and return analyses. We plan to seek approvals of our portfolio compounds globally in order for us to capitalize on these opportunities.
Our Commercial Products
The following table summarizes the status of our commercial products as of February 29, 2020:

PRODUCT	LEAD INDICATIONS	MECHANISM OF ACTION	REGULATORY STATUS	BEIGENE COMMERCIAL RIGHTS	PARTNER
	R/R mantle cell lymphoma	BTK inhibitor	Approved in the United States	Global	N/A
tislelizumab	R/R classical Hodgkin’s lymphoma	Anti-PD-1 antibody	Approved in China	Global	N/A
	Breast cancer	Microtubule inhibitor	Approved in China	Mainland China
	R/R adult multiple myeloma, newly diagnosed multiple myeloma	Anti-angiogenesis, immuno-modulation	Approved in China	Mainland China
	Myelodysplastic syndromes, acute myeloid leukemia, chronic myelomonocytic leukemia	DNA hypomethylation	Approved in China	Mainland China
	Giant cell tumor of bone	Anti-RANK ligand antibody	Approved in China	Mainland China
	Multiple myeloma	Proteasome inhibitor	NDA filed in China	Mainland China
	Acute lymphocytic leukemia	Anti-CD19 x anti-CD3 bispecific (BiTE) antibody	NDA filed in China	Mainland China
	Idiopathic multicentric Castleman disease	IL-6 antagonist	Fast track listed in China	Greater China
QARZIBA (dinutuximab beta)	High-risk neuroblastoma	Anti-GD2 antibody	Fast track listed in China	Mainland China
We commercialize the following wholly-owned cancer medicines, for which we have worldwide commercial rights:
BRUKINSA
BRUKINSA is a second-generation small molecule BTK inhibitor designed to maximize BTK occupancy and minimize off-target binding effects. On November 14, 2019, BRUKINSA received accelerated approval from the FDA as a treatment for MCL in adult patients who have received at least one prior therapy. BRUKINSA is the first BeiGene-discovered product to be approved. Currently, we have a 100-plus person commercial team marketing BRUKINSA in the United States. In China, we have filed NDAs for the treatment of patients with R/R MCL and patients with R/R CLL/SLL, and those applications are pending under priority review.

Market Opportunity and Competition
Lymphomas are blood-borne cancers involving lymphatic cells of the immune system. They can be broadly categorized into non-Hodgkin’s lymphoma ("NHL") and Hodgkin’s lymphoma ("HL"). Depending on the origin of the cancer cells, lymphomas can also be characterized as B-cell or T-cell lymphomas. B-cell lymphomas make up approximately 85% of NHLs and comprise a variety of specific diseases involving B-cells at differing stages of maturation or differentiation. According to statistics from the Surveillance, Epidemiology and End Results ("SEER") program of the U.S. National Cancer Institute, there were 74,200 new NHL cases and 19,970 deaths, and of these NHL cases the incidence of CLL was 20,720 and there were 3,930 deaths from CLL in 2019 in the United States. Similar SEER analyses calculated U.S. incidence rates of 3,000 for MCL and 1,350 for Waldenström’s macroglobulinemia ("WM"). According to Chen et al. 2016, and GLOBOCAN’s online Global Cancer Observatory analyses on cancer statistics in China, there are an estimated 88,200 to 93,097 new lymphoma cases and 52,100 to 50,865 deaths in China each year, and of the lymphoma cases, approximately 90% are NHL and approximately 4.5% of the NHL cases are CLL/SLL.
Conventional methods of treating lymphomas vary according to the specific disease or histology, but generally include chemotherapy, antibodies directed at CD20, a molecular marker found on the surface of B-cells, and, less frequently, radiation. Recently, significant progress has been made in the development of new therapies for lymphomas, including BTK inhibitors, the phosphoinositide 3-kinase ("PI3K") inhibitors, idelalisib, copanlisib and duvelisib, and the Bcl-2 inhibitor, venetoclax. Recently, cell-based therapies have been receiving approvals. These include YESCARTA® (axicabtagene ciloleucel) and KYMRIAH™ (tisagenlecleucel), both anti-CD19 therapies.
The BTK inhibitor IMBRUVICA® (ibrutinib) was first approved by the FDA in 2013 for the treatment of patients with MCL who have received at least one prior therapy. Since that time, ibrutinib has received supplemental FDA approvals for the treatment of patients with CLL/SLL, CLL/SLL patients with 17p deletion, patients with WM, patients with marginal zone lymphoma ("MZL") who have received at least one prior anti-CD20-based therapy, patients with chronic graft versus host disease after failure of one or more lines of systemic therapy, in combination with rituximab in WM, and in combination with obinutuzumab in CLL/SLL. Ibrutinib is also approved by the European Medicines Agency ("EMA") for the treatment of patients with MCL, CLL and WM. Ibrutinib has been approved in over 90 countries and regions, and it was approved and launched in China at the end of 2017 for the treatment of patients with R/R CLL/SLL and R/R MCL. Subsequently, in July 2018, ibrutinib was also approved for first-line CLL/SLL. Another BTK inhibitor, CALQUENCE® (acalabrutinib) was approved by the FDA in 2017 under accelerated approval for the treatment of patients with MCL who have received at least one prior therapy, and in November 2019 for use in adults with CLL/SLL. In 2019, global revenues for BTK inhibitors were approximately $5.8 billion according to published reports.
Tislelizumab
Tislelizumab is a humanized IgG4 monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 (" PD-1"), that we specifically designed to minimize binding to Fc receptor gamma ("FcγR"), which is believed to play an essential role in activating phagocytosis in macrophages, to minimize its negative impact on T effector cells. Tislelizumab is currently being evaluated in a broad pivotal clinical program for both solid tumor and hematological indications, both globally and in China. We submitted an NDA for approval in China in 2018 for the treatment of R/R cHL, which received priority review and was approved on December 26, 2019. We are planning to launch tislelizumab in China in the first quarter of 2020. We have also filed a sNDA in China for the treatment of urothelial bladder cancer ("UBC") in May 2019 and expect NMPA approval in 2020, and we expect to submit a sNDA in first line squamous non-small cell lung cancer ("NSCLC") in 2020 based on the positive interim analysis of our Phase 3 study announced in January 2020. Additionally, we plan to discuss with regulators our Phase 2 study in second- or third-line hepatocellular carcinoma ("HCC") in 2020, and we expect readouts from several studies of tislelizumab in 2020. We have full commercial rights to tislelizumab, following the termination of our collaboration agreement with Celgene prior to its acquisition by BMS.
Market Opportunity and Competition
A number of PD-1 or PD-L1 antibody drugs have been approved by the FDA. These include Merck’s KEYTRUDA® (pembrolizumab), BMS’s OPDIVO® (nivolumab), Roche’s TECENTRIQ® (atezolizumab), AstraZeneca’s IMFINZI® (durvalumab), Pfizer and Merck Sereno’s BAVENCIO® (avelumab), and Regeneron and Sanofi’s LIBTAYO® (cemiplimab). In the global setting, several PD-1 or PD-L1 antibody agents are in clinical development in addition to tislelizumab, such as Novartis’ PDR-001, GlaxoSmithKline/Tesaro’s TSR042, Pfizer’s PF-06801591, and AstraZeneca’s MEDI0680. In China, as of February 14, 2020, there are five other approved PD-1 antibodies, OPDIVO® (nivolumab) and KEYTRUDA® (pembrolizumab), as well as Junshi’s TUOYI (toripalimab), Innovent’s TYVYT (sintilimab), and Hengrui’s AIRUIKA® (camrelizumab), and there are two approved PD-L1 antibody agents AstraZeneca's IMFINZI® (durvalumab) and Roche's

TECENTRIQ® (atezolizomab). There are approximately 40 more PD-1 and PD-L1 agents in late-stage development in China, of which one has filed for approval as of the end of January 2020.
Globally, the top four PD-1/PD-L1 antibody drugs had sales of approximately $21 billion in 2019 based on public reports. We believe that there is a large commercial opportunity in China for PD-1 and PD-L1 antibody drugs. Currently available clinical data suggest that some of the most prevalent cancers in China, such as lung, gastric, liver and esophageal cancer, are responsive to this class of agents. According to the World Health Organization's GLOBOCAN online database, in 2018 China suffered 39%, 50%, 47%, and 56% of all deaths from lung, gastric, liver, and esophageal cancers, respectively, in the world. Collectively, these four tumor types comprised over 2.3 million new cases in 2016 in China alone, according to Chen et al. 2016. In addition, China has a higher proportion of PD-1 responsive tumors in its total annual cancer incidence in comparison to other geographies like the U.S. or Europe. According to Chen et al. 2016, the annual incidence of the top 10 PD-1 responsive tumors in China is estimated to be 3.0 million out of 4.3 million in total annual cancer incidence. In comparison, the estimated annual incidence of the top 10 PD-1 responsive tumors is 0.9 million out of 1.7 million in total annual cancer incidence in the United States, and 0.9 million out of the 1.8 million total in the EU5 countries (United Kingdom, France, Germany, Spain and Italy) according to the SEER program of the U.S. National Cancer Institute and the World Health Organization.
We commercialize the following cancer drugs in China under an exclusive license from BMS:
ABRAXANE
ABRAXANE (paclitaxel albumin-bound particles for injectable suspension) is a solvent-free chemotherapy product which was developed using BMS’s proprietary nanoparticle albumin-bound (nab®) technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. Globally, ABRAXANE is approved for uses in breast cancer, NSCLC, pancreatic cancer, and GC, with geographic differences in labeling. In China, ABRAXANE is approved for metastatic breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy. Prior therapy should have included an anthracycline unless clinically contraindicated.
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
Taxanes are the backbone chemotherapy to treat triple negative breast cancer, Her2+ or aggressive estrogen-receptor-positive and/or progesterone-receptor-positive breast cancer patients. ABRAXANE is the only currently approved taxane that does not need pre-medication with dexamethasone to prevent hypersensitivity reactions, and several Phase 3 trials have demonstrated its efficacy and safety based on comparison to solvent-based taxanes in both metastatic and neo-adjuvant breast cancer settings. Unlike other taxanes, ABRAXANE has demonstrated unique and strong efficacy in pancreatic cancer and has become the backbone of first line standard of care for metastatic pancreatic cancer globally.
The taxanes marketed in China include two branded solvent-based paclitaxel (TAXOL® and ANZATAX) formulations, one branded docetaxel (TAXOTERE®) formulation, one paclitaxel liposome (LIPUSU®), one albumin-bound paclitaxel (ABRAXANE) and generic forms of solvent-based taxanes and ABRAXANE, including albumin-bound paclitaxel products from CSPC Pharmaceutical Group , Hengrui and Qilu. LIPUSU is currently the market leader with approximately one-third of the market share.
ABRAXANE is listed on provincial reimbursement drug lists of Hubei, Ningxia, Jiangsu, and Hunan, as well as in critical illness insurance program in Zhejiang and Shandong. In January 2020, we were notified by the National Healthcare Security Administration of China that our tender offer for ABRAXANE was one of the winning tenders in China’s centralized procurement process, with a reduction from the current pricing, which is expected to take effect in the second quarter of 2020.
On May 30, 2019 we announced that the NMPA accepted the supplemental import drug application for ABRAXANE in combination with gemcitabine, as a first-line treatment of patients with metastatic adenocarcinoma of the pancreas ("mPC").
REVLIMID
REVLIMID (lenalidomide) is an oral immunomodulatory drug that was approved in China in 2013 for the treatment of multiple myeloma ("MM") in combination with dexamethasone in adult patients who have received at least one prior therapy. In February 2018, REVLIMID received NMPA approval of a new indication for the treatment of MM in combination with dexamethasone in adult patients with previously untreated MM who are not eligible for transplant.
Globally, the incidence of MM is estimated at two to three per 100,000, with a male-to-female ratio of 1.6:1, and most patients are over 40 years old, according to Siegel et al., 2011 and IMS analysis. It is estimated that the incidence rate of MM is approximately one to two per 100,000 people in China, or approximately 21,000 new patients in 2019, out of which 10,000 are in urban populations, according to Lu et al., 2014, IMS analysis, and local market research. With a growing aging population and improving diagnosis, China has seen a steady increase in MM incidence.
Although MM cannot be cured, the progression of the disease can be controlled. The purpose of treatment is to extend patients’ survival and improve quality of life. The main treatments for MM in China include VELCADE®, which is a proteasome inhibitor marketed by Johnson & Johnson in China since 2006, REVLIMID, NINLARO® (ixazomib), an oral proteasome inhibitor developed by Takeda, and generic forms of VELCADE and REVLIMID. VELCADE currently dominates the market in first-line MM treatment in China, while VELCADE and REVLIMID share the market in the second line. Chinese guidelines recommend lenalidomide as a standard of care for the treatment of R/R and newly diagnosed MM as well as in the maintenance setting.
REVLIMID was listed on the National Reimbursement Drug List ("NRDL") in June 2017. On November 12, 2019, we announced that REVLIMID received formal inclusion on the NRDL in China for R/R multiple myeloma. On December 22, 2019 we announced that our sNDA for the use of REVLIMID in R/R indolent lymphoma was accepted by the NMPA.
VIDAZA
VIDAZA (azacitidine for injection) is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA was approved in China in April 2017 for the treatment of intermediate-2 and high-risk myelodysplastic syndromes ("MDS"), chronic myelomonocyte leukemia ("CMML") and acute myeloid leukemia ("AML") with 20% to 30% blasts and multi-lineage dysplasia. In January 2018, VIDAZA became commercially available in China.
MDS are a group of cancers in which immature blood cells in the bone marrow do not mature and therefore do not become healthy blood cells. Approximately seven per 100,000 people are affected with approximately four per 100,000 people newly acquiring the condition each year globally according to Germing et al., 2013. The typical age of onset is 70 years. The higher-risk MDS (intermediate-2 and high-risk MDS) is considered fatal because the median overall survival rate is only 0.4-1.1 years and nearly 30% of these patients progress to AML, according to the U.S. National Comprehensive Cancer Network ("NCCN"), MDS guideline 2013 and MDS Foundation.
In China, the main treatments for intermediate-2 and high-risk MDS are conventional care regimen ("CCR") (best supportive care, low-dose cytarabine and intensive chemotherapy), and hypomethylating agents ("HMAs"). DACOGEN® (decitabine) marketed by Johnson & Johnson was the first HMA agent approved in China in 2009. In the past several years, at least six decitabine generics have become available. In 2017, decitabine was listed in the NRDL. Nevertheless, there are still over 50% of higher-risk MDS patients treated with CCR and the unmet need remains large.
VIDAZA is the only approved HMA shown to prolong survival for patients with MDS. Besides reversing the effects of DNA hypermethylation, VIDAZA inhibits protein synthesis via RNA incorporation. VIDAZA is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the U.S. NCCN guideline. It is also a first-line recommended treatment for patients with intermediate-2 and high-risk MDS, according to the Chinese MDS treatment guidelines, and was listed on the NRDL in October 2018.
We are planning to commercialize the following cancer drugs in China under an exclusive license from Amgen:
XGEVA
XGEVA (denosumab) is an antibody-based RANK ligand ("RANKL") inhibitor that was approved globally for the prevention of skeletal-related events ("SREs") in patients with multiple myeloma, for the prevention of SREs in patients with bone metastases from solid tumors and for treatment of adults and skeletally mature adolescents with giant cell tumor of bone ("GCTB"). XGEVA is approved in over 70 countries worldwide. In China, it was approved in 2019 for patients with GCTB and is in development in China for prevention of skeletal-related events in cancer patients with bone metastases.
KYPROLIS
KYPROLIS (carfilzomib), a proteasome inhibitor, has been approved in over 60 countries for use in patients with relapsed and/or refractory multiple myeloma ("RRMM"). It has been filed in China as a treatment for patients with MM, and the NDA has been accepted by the NMPA.

BLINCYTO
BLINCYTO (blinatumomab), a bispecific CD-19 directed CD3 T-cell engager, is the first and only approved bi-specific T-cell engager ("BiTE") immunotherapy. It has been approved in 60 countries for use in patients with acute lymphoblastic leukemia ("ALL"). It has been filed in China as a treatment for adult patients with R/R ALL, and the NDA has been accepted and granted priority review by the NMPA.
We are planning to commercialize the following cancer drugs in China under an exclusive license from EUSA Pharma:
SYLVANT
SYLVANT (siltuximab), an interleikin-6 (IL-6) antagonist, that was approved as a treatment for patients with idiopathic multicentric Castleman disease who are human immunodeficiency virus ("HIV") negative and human herpesvirus-8 ("HHV-8") negative. It has been been listed for fast-track approval in China by the NMPA under its Review and Approval Procedures for Urgently-Needed Pharmaceutical Drugs Developed Overseas.
QARZIBA
QARZIBA (dinutuximab beta), a mouse-human chimeric monoclonal lgG1 antibody, that was approved as a treatment of high-risk neuroblastoma in patients aged 12 months and above, who have previously received induction chemotherapy and achieved at least a partial response ("PR"). It has been been listed for fast-track approval in China by the NMPA under its Review and Approval Procedures for Urgently-Needed Pharmaceutical Drugs Developed Overseas.

Our Pipeline Products
The following table summarizes the status of our internally-discovered drug candidates as of February 29, 2020:

DRUG CANDIDATES	PROGRAMS	DOSE ESC.	DOSE EXPANSION		PIVOTAL		FILED	MARKET
		Phase 1a	Phase 1b	Phase 2*	Phase 2**	Phase 3
zanubrutinib (BTK)	monotherapy	R/R MCL (Accelerated approval in the U.S. Nov. 14, 2019)
R/R MCL, R/R CLL/SLL (NDAs accepted by NMPA)
R/R WM
WM, 1L CLL/SLL, R/R CLL/SLL
R/R MZL
Previously treated CLL/SLL (ibrutinib intolerant)
	+ rituximab	1L MCL
	+ obinutuzumab	R/R FL
tislelizumab (PD-1)	monotherapy	R/R cHL (approved December 26, 2019)
2L+ UC (NDA accepted by NMPA)
2L NSCLC, 1L HCC, 2L ESCC
2L/3L HCC
R/R NK/T-cell lymphoma
	+ chemo	1L Sq. NSCLC, 1L Non-Sq. NSCLC, 1L NPC, 1L SCLC
1L GC, 1L ESCC
	+ pamiparib (PARP)	Solid tumors
	+ zanubrutinib (BTK)	B-cell malignancies
pamiparib (PARP)	monotherapy	1L platinum-sensitive GC maintenance
2L platinum-sensitive OC maintenance
3L gBRCA+ OC
Solid tumors
	+ TMZ (chemo)	Solid tumors
	+ RT/TMZ (RT/chemo)	Glioblastoma
lifirafenib (RAF Dimer)	monotherapy	B-Raf- or K-RAS/N-RAS-mutated solid tumors
B-Raf- or K-RAS/N-RAS-mutated solid tumors
BGB-A333 (PD-L1)	monotherapy + tislelizumab	Solid tumors
BGB-A425 (TIM-3)	monotherapy + tislelizumab	Solid tumors
BGB-A1217 (TIGIT)	+ tislelizumab	Solid tumors
BGB-11417 (Bcl-2)	monotherapy + zanubrutinib	Phase 1 in hematologic malignancies planned in 1H 2020

Global
China
*Some indications will not require a non-pivotal Phase 2 clinical trial prior to beginning pivotal Phase 2 or Phase 3 clinical trials. **Confirmatory clinical trials post approval are required for accelerated approvals.
Abbreviations: 1L = first line; 2L = second line; 3L = third line; AML = acute myeloid leukemia; Bcl-2 = B-cell lymphoma 2; BTK = Bruton's tyrosine kinase; cHL = classical Hodgkin’s lymphoma; CLL = chronic lymphocytic leukemia; Dose Esc = dose escalation; ESCC = esophageal squamous cell carcinoma; FL = follicular lymphoma; gBRCA = germline BRCA (Breast Cancer); GC = gastric cancer; HCC = hepatocellular carcinoma; MCL = mantle cell lymphoma; MZL = marginal zone lymphoma; NSCLC = non-small cell lung cancer; NDA = new drug application; NK = natural killer; NMPA = National Medical Products Administration; NPC = nasopharyngeal carcinoma; OC = ovarian cancer; PARP = poly ADP-ribose polymerase; PD-1 = programmed cell death protein 1; PD-L1 = programmed death-ligand 1; PH = Phase; R/R = relapsed / refractory; RT = radiotherapy; SLL = small lymphocytic lymphoma; SCLC = small cell lung cancer; Sq = squamous; TIGIT = T-cell immunoreceptor with Ig and ITIM domains; TIM-3 = T-cell immunoglobulin and mucin-domain containing-3; TMZ = temozolomide; UC = urothelial carcinoma; WM = Waldenström’s macroglobulinemia.

The following table summarizes the status of our in-licensed drug candidates as of February 29, 2020:

DRUG CANDIDATES	DESCRIPTION	DOSE ESCALATION / EXPANSION		PIVOTAL		COMMERCIAL RIGHTS
		Phase 1	Phase 2*	Phase 2^	Phase 3
Sitravatinib	(multi-kinase inhibitor)[1]	NSCLC, RCC, OC, MEL, HCC/GEJ				Asia ex-Japan, NZ, AU
Mirdametinib	+ lifirafenib (Raf dimer)	Solid tumors
ME401	+ zanubrutinib (BTK)	B-cell malignancies
ZW25	(bispecific HER2 antibody)[2]	Planned (in Ph2 ex-China by Zymeworks)				Asia ex-Japan, NZ, AU
ZW49	(bispecific anti-HER2 ADC)[2]	Planned (in Ph1 ex-China by Zymeworks)				Asia ex-Japan, NZ, AU
AMG 510	(KRAS G12C, SM)[3]	Solid tumors				China
AMG 596	(EGFRvIII, BiTE)[3]	Glioblastoma				China
AMG 757	(DLL3, HLE BiTE)[3]	SCLC				China
AMG 160	(PSMA, HLE BiTE)[3]	Prostate				China
AMG 212	(PSMA, BiTE)[3]	Prostate				China
AMG 506	(FAP x 4-1BB, DARPin®)[3]	Solid tumors				China
AMG 701	(BCMA, HLE BiTE)[3]	MM				China
AMG 420	(BCMA, BiTE)[3]	MM				China
AMG 176	(Mcl-1, SM (i.v.))[3]	Hematologic				China
AMG 397	(Mcl-1, SM (oral))[3]	Hematologic				China
AMG 330	(CD33, BiTE)[3]	AML				China
AMG 673	(CD33, HLE BiTE)[3]	AML				China
AMG 427	(FLT3, HLE BiTE)[3]	AML				China
AMG 562	(CD19, HLE BiTE)[3]	NHL				China

Global
China
*Some indications will not require a non-pivotal Phase 2 clinical trial prior to beginning pivotal Phase 2 or Phase 3 clinical trials. ^Confirmatory clinical trials post approval are required for accelerated approvals. 1. Collaboration with Mirati Therapeutics, Inc.; APAC study. 2. Collaboration with Zymeworks. 3. Collaboration with Amgen.
Abbreviations: ADC = antibody drug conjugate; AML = acute myeloid leukemia; AU = Australia; BCMA = B-cell maturation antigen; BiTE = Bi-specific T-cell engager; BTK = Bruton's tyrosine kinase; CD## = cluster of differentiation; DLL3 = delta-like ligand 3; EGFRvIII = epidermal growth factor receptor variant III; FAP = familial adenomatous polyposis; FLT3 = fms-like tyrosine kinase 3; GEJ = gastro-esophageal junction; HER2 = human epidermal growth factor receptor 2; HCC = hepatocellular carcinoma; HLE = half-life extended; i.v. = intravenous; KRAS = gene for K version of Ras (rat sarcoma) protein; Mcl-1 = Myeloid cell leukemia-1; MEL = melanoma; MM = multiple myeloma; NSCLC = non-small cell lung cancer; NZ = New Zealand; OC = ovarian cancer; PH = Phase; PSMA = prostate-specific membrane antigen; RCC = renal cell carcinoma; SCLC = small cell lung cancer; SM = small molecule.
Our Clinical-Stage Drug Candidates
A description of our clinical-stage drug candidates and clinical data from selected clinical trials is set forth below. Historically, we have made available, and we intend to continue to make available, clinical data and/or topline results from clinical trials of our drug candidates in our press releases and/or filings with the U.S. Securities and Exchange Commission ("SEC") and the Stock Exchange of Hong Kong Limited ("HKEx"), copies of which are available on the Investors section of our website.
Zanubrutinib, a BTK Inhibitor
Zanubrutinib, is a small molecule inhibitor of BTK that is approved in the United States for the treatment of MCL in adult patients who have received at least one prior therapy. It is currently being evaluated in a broad pivotal clinical program globally and in China as a monotherapy and in combination with other therapies to treat various lymphomas. Zanubrutinib has demonstrated higher selectivity against BTK than IMBRUVICA (ibrutinib), an approved BTK inhibitor, based on our biochemical assays; higher exposure than ibrutinib based on their respective Phase 1 experience in separate studies; and sustained 24-hour BTK occupancy in both the peripheral blood and lymph node compartments. We recently reported data from our Phase 3 ASPEN study which compared zanubrutinib with ibrutinib in WM. While the trial did not achieve statistical significance on its primary endpoint of superiority in complete response and very good partial response (“VGPR”) rates for zanubrutinib compared to ibrutinib, zanubrutinib demonstrated a higher VGPR rate as well as improvements in safety and tolerability.
Mechanism of Action
BTK is a key component of the B-cell receptor ("BCR"), signaling pathway and is an important regulator of cell proliferation and cell survival in various lymphomas. BTK inhibitors block BCR-induced BTK activation and its downstream signaling, leading to growth inhibition and cell death in certain malignant white blood cells called B-cells. Zanubrutinib is an orally active inhibitor that covalently binds to BTK, resulting in irreversible inactivation of the enzyme.
Summary of Clinical Results
As of January 15, 2020, we had enrolled more than 2,500 patients in clinical trials of zanubrutinib, including trials of zanubrutinib in combination with other therapies, which we refer to as combination trials. A multi-center, open-label Phase 1 trial is being conducted in Australia, New Zealand, the United States, South Korea and Europe to assess the safety, tolerability, pharmacokinetic properties and preliminary activity of zanubrutinib as a monotherapy in patients with different subtypes of B-cell malignancies, such as WM, CLL/SLL, follicular lymphoma ("FL"), and MCL. The initial results of the dose-escalation phase and dose-expansion phase of this trial demonstrated that, consistent with zanubrutinib’s pharmacokinetic profile, complete and sustained 24-hour BTK occupancy in the blood was observed in all tested patients, starting at the lowest dose of 40 mg once daily ("QD"). In addition, sustained full BTK occupancy was observed in the lymph nodes with the 160 mg twice-daily ("BID") dosing regimen. We substantially expanded the clinical development program for zanubrutinib based on these early results to include late stage clinical studies in WM, CLL/SLL, MCL, FL and MZL. In addition, we have several studies ongoing in DLBCL, both monotherapy and combinations, and we have several combination studies in CLL including combinations with the Bcl-2 inhibitor venetoclax and a planned study with our internally-discovered Bcl-2 inhibitor, BGB-14417. All of the studies discussed below were presented at major medical conferences and were the subject of a press release and a filing with the SEC. These sources have further details on each study. The first readout of our late-stage program was recently reported, the ASPEN study in WM (NCT03053440), discussed below.
Mantle Cell Lymphoma
We presented two data sets in MCL at the 15th International Conference on Malignant Lymphoma that took place on June 18-22, 2019 in Lugano, Switzerland (the "2019 ICML"), and it was these two data sets that formed the basis for our accelerated approval in MCL in adult patients who have received at least one prior therapy that we received from the U.S. FDA in November 2019.
The first trial (NCT03206970, also known as BGB-3111-206) is a single-arm, open-label, multi-center, pivotal Phase 2 trial of zanubrutinib as a monotherapy in patients with R/R MCL. The trial is being conducted in China and enrolled 86 patients who had received a median of two (1-4) prior lines of therapy. Patients were treated with zanubrutinib, dosed at 160 mg orally BID. The primary endpoint of the trial is overall response rate ("ORR") assessed by an independent review committee ("IRC") using PET-based imaging according to the Lugano Classification 2014. As of the February 15, 2019 data cutoff, 52 patients (60.5%) remained on study treatment. The median follow-up time for patients enrolled in the trial was 18.4 months (0.3-23.5).
The investigator-assessed ORR was 83.7% (72/86). The complete response ("CR") rate was 77.9% (67/86) and the PR rate was 5.8% (5/86). At an earlier data cutoff in March 2018 (8.2 months median follow-up), the ORR, CR and PR were 84.7%, 72.9%, and 11.8% per investigator assessment, and 83.5%, 58.8%, and 24.7% per IRC assessment, respectively. The 15-month PFS by investigator was estimated at 72.1%, and median PFS follow-up was 19.1 months (0.0-22.3). With 16.4 months median follow-up (2.3-19.5), the duration of response (DOR) by investigator at 15 months was 67.4%.
The second set of data was the MCL cohort of our BGB-3111-AU-003 study (NCT02343120). This open-label, multi-center Phase 1/2 trial of zanubrutinib as a monotherapy in patients with different subtypes of B-cell malignancies, including MCL, is being conducted in the United States, Australia, Italy, South Korea, New Zealand, and the United Kingdom. As of the December 13, 2018 data cut-off, 53 patients with treatment naïve (TN, n=16) or R/R (n=37) MCL had been enrolled in the trial and the median follow-up time was 15.4 months (0.1-38.2). Forty-eight patients (all 37 R/R and 11 TN) were evaluable for efficacy with median follow-up time of 16.7 months (1.6-38.2) in this analysis, per the Lugano 2014 Classification. At the time of the data cutoff, 27 patients (13 TN and 14 R/R) remained on study treatment.
The investigator-assessed ORR was 85.4% (41/48); the CR rate was 29.2% (14/48) and the PR rate was 56.3% (27/48). The majority of patients were assessed via CT-scan; PET scan was optional per trial protocol. The median DOR was 16.2 months (0.03-28.2) for all patients. The median PFS for patients with R/R MCL was 17.3 months. Response rates shown in the table below from this study are for the 32 patients who had R/R disease and received the full 160mg BID dose of zanubrutinib.

The following table shows the efficacy data included in our label in the United States for BRUKINSA (zanubrutinib) for the treatment of adult patients with mantle cell lymphoma (MCL) who have received at least one prior therapy:

	Study BGB-3111-206 (N=86)	Study BGB-3111-AU-003 (N=32)
ORR (95% CI)	84% (74, 91)	84% (67, 95)
CR	59%	22% *
PR	24%	62%
Median DoR in months (95% CI)	19.5 (16.6, NE)	18.5 (12.6, NE)
ORR: overall response rate, CR: complete response, PR: partial response, DoR: duration of response, CI: confidence interval, NE: not estimable
* FDG-PET scans were not required for response assessment
In the BGB-3111-206 study, the tolerability of zanubrutinib was generally consistent with previous reports of zanubrutinib treatment in patients with various B-cell malignancies. The majority of treatment-emergent adverse events ("TEAEs") were grade 1 or 2 in severity, with the most frequently reported being neutrophil count decreased (44.2%), upper respiratory tract infection (34.9%), rash (33.7%), white blood cell count decrease (31.4%), and platelet count decrease (25.6%). Grade ≥3 TEAEs were reported in 36 patients (41.9%), with the most frequently reported being neutrophil count decrease (18.6%), lung infection (7.0%), white blood cell count decrease (5.8%), and anemia (5.8%). Five patients (5.8%) had TEAEs leading to death (one case each of pneumonia, cerebral hemorrhage, traffic accident, and two cases of death with unknown cause). Among TEAEs of special interest for BTK inhibitors, hypertension was reported in 13 patients (15.1%), petechiae/purpura/contusion in four patients (4.7%), and major hemorrhage in three patients (3.5%); no cases of atrial fibrillation/flutter, secondary primary malignancy, or tumor lysis syndrome were reported in this trial.
In the BGB-3111-AU-003 study, the majority of adverse events ("AEs") were grade 1 or 2 in severity. The most frequently reported AEs included contusion (39.6%), diarrhea (34.0%), upper respiratory tract infection (26.4%), constipation (22.6%), fatigue (22.6%), and rash (18.9%). Grade ≥3 AEs were reported in 54.7% patients, with the most frequent being anemia (9.4%), myalgia (5.7%), cellulitis (5.7%), pleural effusion (5.7%), and pneumonia (5.7%). Discontinuation due to AEs occurred in 18.9% patients with two determined to be related to study drug (one case each of peripheral edema and subdural hematoma). There were five deaths due to AEs, which were all determined by the investigators to be unrelated to zanubrutinib treatment.
Waldenström’s Macroglobulinemia - ASPEN Study
On December 16, 2019, we announced topline results from our Phase 3 ASPEN trial (NCT03053440) of zanubrutinib compared to ibrutinib for the treatment of patients with WM. The trial did not achieve statistical significance on its primary endpoint of superiority in CR and very good partial response ("VGPR") rates for zanubrutinib compared to ibrutinib, but zanubrutinib demonstrated more frequent VGPRs (28.4% versus 19.2% in overall population) and advantages in safety and tolerability.
The ASPEN trial is a randomized Phase 3 trial in 229 patients with WM conducted in 61 centers in Europe, Australia, and the United States. ASPEN is the largest Phase 3 trial yet conducted in Waldenström's Macroglobulinemia and the first comparative trial readout for two BTK inhibitors. The study included two cohorts, a randomized cohort (cohort 1) consisting of 201 patients with a MYD88 mutation and a non-randomized cohort (cohort 2) in which 28 patients with MYD88 wild-type ("MYD88WT") received zanubrutinib because MYD88WT patients have historically responded poorly to ibrutinib therapy. The randomized cohort 1 enrolled 102 patients (including 83 R/R patients and 19 treatment-naïve ("TN") patients) in the zanubrutinib arm and 99 patients (including 81 R/R patients and 18 TN patients) in the ibrutinib arm. Patients in the zanubrutinib arm were assigned to receive zanubrutinib 160 mg BID and patients in the ibrutinib arm received 420 mg of ibrutinib QD. Responses were determined according to the modified Sixth International Workshop on WM Criteria.

Results included:	R/R		Overall
Efficacy	Zanubrutinib (N = 83)	Ibrutinib (N = 81)	Zanubrutinib (N = 102)	Ibrutinib (N = 99)
VGPR + CR Rate	28.9%	19.8%	28.4%	19.2%
PFS (12 month) (CI)	92.4% (88.9 - 98.8)	85.9% (75.9 - 91.9)	89.7% (81.7 - 94.3)	87.2% (78.6 - 92.5)
OS (12 month) (CI)	98.8% (91.6 - 99.8)	92.5% (84.1 - 96.6)	97.0% (90.9 - 99.0)	93.9% (86.8 - 97.2)

As of data cutoff of August 31, 2019, with a median follow-up of 19.4 months, results from cohort 1 are shown above. In R/R patients, the VGPR rate as assessed by IRC was 28.9% in the zanubrutinib arm and 19.8% in the ibrutinib arm (2-sided p=0.1160, no patients achieved a CR in either arm). In the overall patient population, the VGPR rate as assessed by IRC was 28.4% in the zanubrutinib arm and 19.2% in the ibrutinib arm (2-sided descriptive p=0.0921, no patients achieved a CR in either arm). In the R/R patient population, the major response rate ("MRR"), which is the rate of PR or better, as assessed by IRC was 78.3% in the zanubrutinib arm and 80.2% in the ibrutinib arm; in the overall patient population, the MRR was 77.5% in the zanubrutinib arm and 77.8% in the ibrutinib arm. The 12-month progression-free survival (PFS) rate was 92.4% (83.8-96.5) in R/R patients and 89.7% (81.7-94.3) in all patients in the zanubrutinib arm, compared to 85.9% (75.9-91.9) in R/R patients and 87.2% (78.6-92.5) in all patients in the ibrutinib arm; and the 12-month overall survival (OS) rate was 98.8% (91.6-99.8) for R/R patients and 97.0% (90.9-99.0) for all patients in the zanubrutinib arm, compared to 92.5% (84.1-96.6) in R/R patients and 93.9% (86.8-97.2) in all patients in the ibrutinib arm.

	Zanubrutinib	Ibrutinib
Safety	Overall (n = 101)	Overall (n = 98)
Grade >3 AEs	58.4%	63.3%
Treatment discontinuation due to AEs	4 (4.0%)	9 (9.2%)
Fatal AEs	1 (1.0%)	4 (4.1%)
Atrial fibrillation / flutter of any grade	2.0%	15.3%
Minor bleeding	48.5%	59.2%
Major hemorrhage	5.9%	9.2%
Diarrhea	20.8%	31.6%
Neutropenia	29.7%	13.3%
Zanubrutinib showed a favorable safety profile compared to ibrutinib, with grade >3 AEs of 58.4% in the zanubrutinib arm and 63.3% in the ibrutinib arm. In the zanubrutinib arm, four (4.0%) patients discontinued treatment due to AEs and there was one (1.0%) fatal AE; in the ibrutinib arm, nine patients (9.2%) discontinued due to AEs and there were four (4.1%) fatal AEs. For AEs of special interest for BTK inhibitors, atrial fibrillation/flutter of any grade was 2.0% in the zanubrutinib arm and 15.3% in the ibrutinib arm; minor bleeding was 48.5% for zanubrutinib and 59.2% for ibrutinib; major hemorrhage was 5.9% for zanubrutinib and 9.2% for ibrutinib; and diarrhea was 20.8% for zanubrutinib and 31.6% for ibrutinib; and the rate of neutropenia was higher in the zanubrutinib arm (29.7%) as compared to the ibrutinib arm (13.3%).
Waldenström’s Macroglobulinemia and Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma
In general, the most recent data that we have presented on the use of zanubrutinib in patients with WM and CLL/SLL are consistent with our earlier data, which we believe supports our pursuit of a broad development program including these two indications. Data from several trials investigating the use of zanubrutinib in WM and CLL/SLL were presented during 2019. At the 24th Congress of the European Hematology Association that took place on June 13-16 in Amsterdam (the "2019 EHA"), we presented data from the MYD88WT cohort of the ASPEN study (NCT03053440) as well as the WM cohort of our first-in-human global Phase 1/2 study (NCT02343120). At the 2019 ICML, we reported on two data sets, our pivotal Phase 2 results (NCT03206918) and a combination study with obinutuzumab (NCT02569476). We also reported data in CLL/SLL from two studies at the 61st American Society of Hematology ("ASH") Annual Meeting in Orlando, FL from Arm C of the SEQUOIA trial (NCT03336333) in patients with the deletion of chromosome 17p13.1 (del17p) and from the CLL/SLL cohort of our first in man global Phase 1/2 study (NCT02343120). Data from these studies and the other studies summarized in this Annual Report were included in press releases issued at the time of the medical conferences and included in our current reports or announcements filed with the SEC and HKEx, respectively.
Other Lymphomas
We are also investigating zanubrutinib for the treatment of patients with several other lymphomas. We have studies ongoing in FL, MZL, and DLBCL, and we reported data from two FL studies in 2019, one monotherapy study and one in combination with obinutuzumab. Results from the combination study with obinutuzumab (NCT02569476) in FL were presented at the 2019 ICML, while data in FL from our Phase 1 study (NCT03189524) in Chinese patients were reported at the 22nd Annual Meeting of the Chinese Society of Clinical Oncology that took place September 18-22, 2019 in Xiamen, China (the "2019 CSCO").

Analysis of Safety Data from Monotherapy Trials
Pooled safety data from 682 patients enrolled in six ongoing, Phase 1 and Phase 2 clinical trials of zanubrutinib monotherapy, for WM, MCL, CLL/SLL, DLBCL and other B-cell malignancies were presented at the 2019 EHA. The majority of patients had R/R disease; almost all patients received zanubrutinib at a dose of 320mg QD or 160mg BID. The median duration of zanubrutinib exposure was 13.4 months (0.1-49.7). This analysis included an evaluation of the frequency and severity of AEs, AEs of special interest (AESIs), and AEs leading to death, dose reduction, or treatment discontinuation. Ninety-seven percent of patients reported at least one AE, which were primarily grade 1 or 2. The most common AEs of all grades included upper respiratory tract infection (32.4%), neutrophil count decreased (25.2%), diarrhea (19.4%), cough (19.1%), contusion (18.6%), and rash (18%). The most common grade ≥3 AEs included neutrophil count decreased (14.4%), anemia (7.6%), neutropenia (6.6%), pneumonia (4.5%), platelet count decreased (4.3%), and lung infection (4.1%). Serious AEs (SAEs), consisting primarily of infectious complications such as pneumonia/lung infection, were reported in 36% of patients. AESIs such as atrial fibrillation/flutter (1.9%), major hemorrhage (2.5%), and grade ≥3 hypertension (3.4%) were infrequent, and treatment discontinuation due to AEs was uncommon (9.1% overall, including 3.5% for whom the event(s) were treatment-related).
Clinical Development Plan
We received accelerated approval from the U.S. FDA in November 2019 for zanubrutinib for use in adult MCL patients who have received at least one prior therapy. In addition, zanubrutinib was granted Fast Track designation by the U.S. FDA for the treatment of patients with WM in July 2018 and Breakthrough Therapy designation in January 2019 for the treatment of adult patients with MCL who have received at least one prior therapy. We plan to discuss our ASPEN study results in WM with the FDA and EMA in 2020. In China, we have announced the acceptance of our filings for approval in R/R MCL and R/R CLL/SLL in August 2018 and October 2018, respectively, and we expect approval for both indications in the first half of 2020. We also expect to submit a sNDA in China for zanubrutinib for the treatment of R/R WM in 2020.
Based on the clinical data to date, we believe that zanubrutinib has a potentially best-in-class profile, and we are running a broad global pivotal program in multiple indications, including nine registration or registration-enabling clinical trials. Four of the nine studies are Phase 3 and five are designed to be registration-enabling Phase 2.
We have an ongoing monotherapy head-to-head Phase 3 trial versus ibrutinib in WM (ASPEN), which has reported topline results and study follow-up is underway. We plan to report full ASPEN study details at a medical conference in 2020. We are also conducting an ongoing Phase 3 trial compared to bendamustine and rituximab in patients with treatment-naive ("TN") CLL/SLL (SEQUOIA) and a head-to-head Phase 3 trial in R/R CLL/SLL versus ibrutinib (ALPINE). We have completed patient enrollment in SEQUOIA and expect interim results as early as 2020. We also expect to finish expanded patient enrollment in ALPINE in 2020. Our fourth Phase 3 trial is an ongoing Phase 3 confirmatory trial in patients with TN MCL. Additionally, we have five ongoing Phase 2 trials that are designed to be registration-enabling, including four monotherapy studies in R/R MCL, R/R WM, R/R CLL/SLL, and R/R MZL (MAGNOLIA) and an ongoing pivotal Phase 2 trial in combination with GAZYVA® (obinutuzumab) in patients with R/R FL (ROSEWOOD), which is designed as a pivotal trial for accelerated or conditional approval and will require a confirmatory study. Finally, we are also investigating zanubrutinib in several combination studies in DLBCL and CLL/SLL, including two studies in CLL/SLL investigating venetoclax combinations.
If we receive conditional approval instead of full approval, we will be required to conduct one or more confirmatory studies after such conditional approvals.
Tislelizumab, an anti-PD-1 Antibody
Tislelizumab is a humanized monoclonal antibody against the immune checkpoint receptor PD-1 that is currently being evaluated in pivotal clinical trials globally and in China and for which we plan to commence additional pivotal trials as a monotherapy and in combination with standard of care to treat various solid and hematological cancers.
Mechanism of Action
Cells called cytotoxic T-lymphocytes ("CTLs") provide an important self-defense mechanism against cancer, patrolling the body, recognizing cancer cells due to immunogenic features that differ from normal cells, and killing cancer cells by injecting deleterious proteins into them. T-lymphocytes have various mechanisms that prevent them from damaging normal cells, among which is a protein called PD-1 receptor, that is expressed on the surface of T-lymphocytes. PD-L1 is an important signaling protein that can engage PD-1. PD-L1 binding to PD-1 sends an inhibitory signal inside the T-lymphocyte and suppresses its cytotoxic effects. Many types of cancer cells have hijacked the PD-L1 expression system that normally exists in healthy cells.

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
Summary of Clinical Results
As of January 15, 2020, we had enrolled over 5,100 patients in clinical trials of tislelizumab, including combination trials. Data from our trials thus far suggested that tislelizumab was generally well-tolerated and exhibited anti-tumor activity in a variety of tumor types. All of the studies discussed below were presented at major medical conferences and were included in press releases issued at the time of the medical conferences and included in our current reports or announcements filed with the SEC and HKEx, respectively.
Hodgkin’s Lymphoma
On December 26, 2019 tislelizumab received approval from the NMPA for the treatment of patients with cHL, who have received at least two prior therapies based on the results of a pivotal Phase 2 study (NCT03209973). Data from that study were presented on June 14, 2019 at the 2019 EHA meeting. The single-arm, multi-center, pivotal Phase 2 study of tislelizumab as a monotherapy in patients with R/R cHL enrolled 70 patients in China who were either R/R to autologous stem cell transplantation ("ASCT"), or received at least two prior lines of systemic therapy for cHL and were not candidates for ASCT. Patients were treated with tislelizumab, dosed at 200 mg intravenously every three weeks. The primary endpoint of the trial was ORR assessed by IRC according to the Lugano Classification 2014.
As of November 26, 2018, 70 patients with R/R cHL were evaluable for efficacy. Thirteen patients received prior ASCT, and the remaining 57 patients were ineligible for ASCT. Patients had a median of three prior lines of systemic therapy (2-11). With a minimum of 23.8 weeks of follow-up and a median follow-up time of 13.9 months at the data cutoff, the IRC assessed efficacy data included:

Efficacy data	Full Analysis Set (n=65)
ORR, %	77
DCR, %	91
CR, %	62
PR, %	15
SD, %	14
DoR†
Events, %	18
Median DOR (month)	NE
6-month event-free rate %	87
12-month event-free rate %*	76
PFS†
Events, %	29
Median PFS, month	NE
6-month event-free rate, %	81
12-month event-free rate, %*	72
Source: NMPA label
(Based on IRC assessment, Lugano 2014)
Abbreviations: CI=confidence interval; NE = Not Estimable.
1 Two-side Clopper-Pearson 95%CI
† Based on Kaplan-Meier estimation
* The estimation for 12m DoR rate and 12m PFS rate is not mature.

The majority AEs were grade 1 or 2 in severity. The summary of AEs occurring in ≥5% of patients is shown below:

	Tislelizumab 200 mg every 3 weeks n=70^
Preferred term^^	All grades* %	≥ Grade 3** %
General disorders and administration site conditions
Pyrexia	54	0.0
Fatigue[a]	10	0.0
Chills	5.7	0.0
Endocrine disorders
Hypothyroidism	33	0.0
Investigations
Weight increased	27	2.9
Weight decreased	8.6	0.0
Skin and subcutaneous tissue disorders
Pruritus[b]	17	0.0
Rash[c]	14	0.0
Infections and infestations
Upper respiratory tract infection	17	0.0
Respiratory, thoracic and mediastinal disorders
Cough	11	0.0
Pneumonitis[d]	5.7	4.3
Metabolism and nutrition disorders
Hyperlipidaemia	7.1	0.0
Hyperuricaemia	5.7	0.0
Musculoskeletal and connective tissue disorders
Musculoskeletal pain[e]	7.1	1.4
Pain in extremity	7.1	0.0
Gastrointestinal disorders
Diarrhea	5.7	0.0
Blood and lymphatic system disorders
Anemia	5.7	0.0
Nervous system disorders
Headache	5.7	0.0
Source: NMPA label
^Adverse reactions in this package insert are defined as: adverse events that assessed by investigator as related, definitely related, probably related, possibly related, unlikely related or missing causal relationship. Only adverse events that are assessed by investigator as definitely unrelated are excluded. The cutoff date of the data is 26 November 2018.
^^ Preferred term is based on ICH MedDRA Chinese version 20.0.
* Severity of adverse reactions per NCI CTCAE v4.03.
** No Grade 5 adverse event was reported in this study.
a. Fatigue is a composite term which includes fatigue, asthenia, and malaise.
b. Pruritus is a composite term which includes pruritus and urticaria.
c. Rash is a composite term which includes G1-2 rash, dermatitis and eczema.
d. Pneumonitis is a composite term which includes pneumonitis, interstitial lung disease and organising pneumonia.
e. Musculoskeletal pain is a composite term which includes back pain, neck pain and musculoskeletal chest pain and spinal pain.
Metastatic Urothelial Carcinoma
Data in metastatic UC were presented at the European Society for Medical Oncology Congress 2019 in Barcelona, Spain on September 30, 2019 (the "2019 ESMO"). The study is a multi-center, open-label Phase 2 trial (NCT04004221) of tislelizumab being conducted in China and South Korea with PD-L1+ locally advanced or metastatic UC previously treated with > 1 platinum-containing therapy. The trial was designed to assess safety, tolerability and efficacy of tislelizumab at the recommended Phase 2 dose (200 mg IV every three weeks), with a primary endpoint of ORR as assessed by IRC per RECIST criteria v1.1.

As of February 28, 2019, 113 patients were enrolled in the trial, including 38.9% of patients who had received two (32.7%) or at least three (6.2%) prior therapies, and 23.9% of patients with liver metastasis. The median duration of treatment for all patients was 15.3 weeks (2-72). At the time of the data cutoff, 30 patients (26.5%) remained on treatment. There were 104 patients evaluable for efficacy, with results shown in the table below.

Best Overall Response	N=104
Source	Ye et. al., 2019 ESMO
Median Follow-up Time	7.6
Median Duration of Response	NR
ORR % (confirmed)	23
CR % (confirmed)	7.7
PR %	15
SD %	14
Median Progression-Free Survival, months	2.1
Overall Survival, months	9.8
Clinical Trial #	NCT04004221
Tislelizumab was generally well-tolerated. There were 105 patients with >1 treatment-related adverse event ("TRAE"); the most common TRAEs of any grade were anemia (26.5%), decreased appetite (18.6%), pyrexia (16.8%), aspartate aminotransferase increased (15%), and pruritus (15%). Thirty-nine patients experienced grade >3 TRAEs related to the study drug. The most common grade >3 TRAEs were anemia (7.1%), urinary tract infection (4.4%), decreased appetite (3.5%), and hyponatremia (3.5%). Twelve (11%) patients experienced AEs related to the study drug that resulted in treatment discontinuation. SAEs related to study treatment were reported in 11 (9.7%) patients.
Immune-related TEAEs ("irTEAEs") occurred in 64% of patients. Common irTEAEs included immune-mediated skin adverse reaction (34%), immune-mediated hepatitis (24%), thyroid disorders (13%), and immune-mediated nephritis and renal dysfunction (12%).
Four (3.5%) patients experienced AEs with fatal outcome, including hepatic failure (n=2), respiratory arrest (n=1), and renal impairment (n=1). The events of hepatic failure and respiratory arrest were reported as possibly related to the study drug by the investigator. The event of renal impairment was reported as possibly unrelated to the study drug.
Non-Small Cell Lung Cancer
On January 21, 2020 we announced that the pivotal Phase 3 trial (NCT03594747) evaluating our anti-PD-1 antibody tislelizumab in combination with two chemotherapy regimens for the first-line treatment of patients with squamous NSCLC met the primary endpoint of improved PFS at the planned interim analysis, as assessed by IRC. In this Phase 3, randomized, open-label, multi-center trial, patients with previously untreated advanced squamous NSCLC were randomized to receive either tislelizumab in combination with paclitaxel and carboplatin, tislelizumab in combination with ABRAXANE (nanoparticle albumin-bound (nab) paclitaxel) and carboplatin, or paclitaxel and carboplatin alone. Patients enrolled into the study were from China and had untreated stage IIIB or IV squamous NSCLC, regardless of PD-L1 expression. The primary endpoint is PFS per IRC. 360 patients were randomized 1:1:1 to receive tislelizumab (200mg every three weeks) in combination with each of the chemotherapy regimens or chemotherapy only, until disease progression, unacceptable toxicity, physician decision or consent withdrawal. Patients on the chemotherapy-only control arm who experienced disease progression, verified by central independent review, were eligible to cross over to receive tislelizumab monotherapy. The safety profile of tislelizumab in both combinations in this trial was consistent with the known risks of each study treatment, and no new safety signals were identified. Squamous NSCLC remains a significant unmet need, representing approximately 30 percent of patients with NSCLC in China. Chinese NSCLC patients have a low rate of driver mutations, and as such are not candidates for therapeutic approaches that target such driver mutations.
In addition to the above study result, data from a Phase 2 trial in advanced lung cancer were presented at the 2019 CSCO. This lung cancer study is an open-label, multi-cohort pivotal Phase 2 clinical trial (NCT03432598) of tislelizumab in combination with chemotherapy as first-line treatment for patients with advanced lung cancer, being conducted in China. Patients with non-squamous NSCLC were treated with tislelizumab at a dose of 200mg and doublet chemotherapy on day one of each three-week cycle; chemotherapy was given for up to four cycles, with pemetrexed and tislelizumab continued as scheduled if clinically appropriate. Patients with squamous NSCLC (two cohorts) and small cell lung cancer ("SCLC"), were treated with tislelizumab at a dose of 200mg and doublet chemotherapy every three weeks, for four to six cycles, with tislelizumab continued as scheduled if clinically appropriate. Efficacy data presented included a confirmed ORR of 67%, with no patients having a CR. More specifically, the confirmed ORR was 43.8% (7/16) in patients with non-squamous NSCLC; 80.0% (12/15) in patients with squamous NSCLC (cohort A); 66.7% (4/6) in patients with squamous NSCLC (cohort B); and 76.5% (13/17) in patients with SCLC.
Esophageal Squamous Cell Carcinoma ("ESCC") and Nasopharyngeal Cancer
During 2019 data from several other studies evaluating tislelizumab in patients with esophageal and nasopharyngeal cancers were presented. The data from esophageal cancer patients was from a Phase 2 trial in esophageal and gastric or gastroesophageal junction carcinoma being conducted in China. Patients were treated with tislelizumab at a dose of 200mg and cisplatin on day one, and fluorouracil (5-FU) on days one through five during each 21-day cycle. Data presented at a median follow-up time of 13 months showed an ORR of 47%, with no patients having a CR.
The nasopharyngeal cancer ("NPC") data was from a cohort of our Phase 1/2 study of tislelizumab in China. The multi-center, open-label trial of tislelizumab in China as monotherapy in advanced solid tumors consists of a Phase 1 dose verification and pharmacokinetics component and a Phase 2 component of indication expansion in disease-specific cohorts, including patients with NPC solid tumors. Data presented at the American Society of Clinical Oncology ("ASCO") were from 21 patients with NPC, of whom 20 were enrolled in the Phase 2 indication-expansion portion of the trial. Patients were treated with tislelizumab at a dose of 200 mg every three weeks. Data presented at a median follow-up time of 7.6 months showed an ORR of 23% and a CR rate of 8%.
Other Tumor Types
In addition to the studies discussed above, we are evaluating tislelizumab for the treatment of patients with a broad array of tumor types including gastric, head and neck, ovarian, natural killer/T-cell and liver cancers as well as cancers that are microsatellite instability-high ("MSI-high") or deficient mismatch repair ("dMMR").
Safety Results
The safety results of tislelizumab in clinical trials to date are consistent with its therapeutic class, having a relatively low rate of drug-related grade 3 or above toxicity. Across the monotherapy studies, the safety results were consistent with our two Phase 1 studies, and our first-in-human Phase 1 study. TEAEs are indicated in the table immediately below. Over half of the patients in our two Phase 1 studies experienced a tislelizumab-related TEAE, though ≥ grade 3 events were less frequent (8% to 10%).

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
irTEAEs and Deaths
Immune-related TEAEs ("irTEAEs") of any grade were reported in approximately 47% of patients across the monotherapy studies but were primarily low grade (9.5% ≥ grade 3). These irTEAEs have well-established algorithms for treatment and are considered manageable.

Across the monotherapy studies, the rate of treatment emergent serious AEs, or TESAEs, was 33% in patients with a variety of different disease characteristics. TESAEs considered to be related to treatment with tislelizumab were notably lower, at 9.6%.

There have been some deaths reported across the monotherapy studies with clinical data available, of which <1% of the total patient population were considered related to study drug. No new safety signals were observed since the last report as of February 29, 2020. In our clinical studies to date, the safety profile of tislelizumab has been consistent with that of molecules in the same class.

Clinical Development Plan
Tislelizumab was approved on December 26, 2019 by the NMPA for use in cHL patients who have received at least two prior therapies. We plan to launch the product in China in the first quarter of 2020. We expect to receive approval for a second indication in R/R UBC in 2020. If we receive conditional approval instead of full approval, we will be required to conduct one or more confirmatory studies after such conditional approvals. We also expect to submit for approval in China for tislelizumab for the treatment of patients with NSCLC, HCC, GC, and ESCC based on our China trials and, where appropriate, our global studies.
We are running a broad development program for tislelizumab, including 15 registration or registration-enabling clinical trials. These include global pivotal trials in Asia-prevalent cancers, NSCLC, HCC, GC, and ESCC, which are intended to support regulatory submissions globally and in China. We have initiated pivotal or Phase 3 trials to evaluate tislelizumab as a potential second- or third-line treatment compared to docetaxel in patients with NSCLC; two Phase 3 trials evaluating tislelizumab plus chemotherapy versus chemotherapy in squamous and non-squamous histology NSCLC; and a Phase 3 trial in 1L SCLC evaluating tislelizumab plus chemotherapy versus chemotherapy. In 2020, we expect to complete enrollment in the third line versus docetaxel study, and we expect to report top-line data from the squamous and non-squamous histology Phase 3 trials. In liver cancer we have ongoing studies investigating use of tislelizumab as a potential first-line treatment compared to sorafenib in patients with HCC and in second- or third-line HCC used as a monotherapy in a single arm pivotal Phase 2 study. We expect to have regulatory discussions with the relevant authorities regarding the second -or third-line monotherapy HCC study in 2020. In GC we have a study ongoing that is investigating the use of tislelizumab as a potential first-line treatment in combination with platinum and fluoropyrimidine-based chemotherapy. Finally, in ESCC we have several studies ongoing, including as a potential second-line treatment compared to investigator-chosen chemotherapy in patients with ESCC, as a potential first-line treatment in advanced ESCC patients in combination with platinum and fluoropyrimidine-based chemotherapy, and most recently as a potential treatment in localized ESCC evaluating tislelizumab plus chemoradiotherapy versus chemoradiotherapy alone. We expect to complete enrollment in the second-line study comparing tislelizumab to investigator-chosen chemotherapy in the first half of 2020.
We are also testing tislelizumab in registration-enabling studies in UC, MSI-high or dMMR solid tumors and NPC. We have initiated two studies in UC, including a pivotal Phase 2 in second-line UC using tislelizumab as monotherapy, and a Phase 3 in first line UC comparing tislelizumab plus chemotherapy versus chemotherapy alone; a pivotal Phase 2 study in MSI-high or dMMR solid tumors using tislelizumab as monotherapy; and a Phase 3 in first line NPC evaluating tislelizumab plus chemotherapy versus chemotherapy alone.
We have also recently initiated a global Phase 2 trial in patients with R/R mature T- and NK-cell lymphomas.
Pamiparib (BGB-290), an inhibitor of PARP1 and PARP2
Pamiparib is an investigational, selective small molecule inhibitor of poly ADP-ribose polymerase 1 ("PARP1") and PARP2 enzymes that is being evaluated as a potential monotherapy and in combinations for the treatment of various solid tumors. We believe that pamiparib has the potential to be differentiated from other PARP inhibitors because of its brain penetration, greater selectivity, strong DNA-trapping activity, and good oral bioavailability demonstrated in preclinical models.
Mechanism of Action
PARP family members PARP1 and PARP2 play essential roles in cell survival in response to DNA damage. PARP1 and PARP2 are key base-excision-repair proteins that function as DNA damage sensors by binding rapidly to the site of damaged DNA and modulating a variety of proteins in DNA repair processes. Inhibition of PARPs prevents the repair of common single-strand DNA breaks, which leads to formation of double-strand breaks during DNA replication. Double-strand DNA breaks in normal cells are repaired by homologous recombination, and normal cells are relatively tolerant of PARP inhibition. On the other hand, cancer cells with mutations in breast cancer susceptibility gene, or BRCA1/2 genes, which are key players in homologous recombination, are highly sensitive to PARP inhibition. This phenomenon is called “synthetic lethality” and is the foundation of the therapeutic utility of PARP inhibitors as a monotherapy for BRCA mutant cancers. In addition to hereditary BRCA1/2 mutations, the synthetic lethality concept has been broadened to include sporadic tumors that display homologous recombination deficiency ("HRD"), a gene expression profile that resembles that of a BRCA deficient tumor. HRD can stem from somatic mutation of BRCA1/2, epigenetic silencing of BRCA genes or genetic or epigenetic loss of function of other genes in homologous recombination DNA damage repair pathways. Third-party clinical studies have published results demonstrating that sensitivity to platinum-based chemotherapies confers sensitivity to PARP inhibitors in OC as well. Thus, the application of PARP inhibitors is likely broader than BRCA or HRD mutations, and there is additional possibility to identify and enrich patient populations for PARP inhibition.
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
Market Opportunity and Competition
We believe that the market opportunity for PARP inhibitors is large and expanding in various patient segments. Many tumor types have been shown to be responsive to PARP inhibitors, including OC, breast cancer, prostate cancer, and GC. PARP inhibitors have demonstrated encouraging activity both in R/R patients as well as in the maintenance setting. In the United States, in 2019 there were approximately 22,530 new cases of OC, 271,270 new cases of breast cancer, 174,650 new cases of prostate cancer, and 27,510 new cases of GC, according to the U.S. National Cancer Institute's SEER online database. In China, each year there are approximately 52,000 new cases of OC, 272,000 new cases of breast cancer, 60,000 new cases of prostate cancer, and 680,000 new cases of GC according to Chen et al. 2016.
A number of PARP inhibitors have been approved by the FDA. These include AstraZeneca’s LYNPARZA® (olaparib), Clovis Oncology’s RUBRACA® (rucaparib), GlaxoSmithKline / Tesaro’s ZEJULA® (niraparib), and Pfizer’s TALZENNA® (talazoparib). AbbVie’s veliparib is in late-stage development. In 2019, global sales of the PARP class exceeded $1.5 billion according to company reports. In China, AstraZeneca received approval for olaparib in August 2018 under priority review that utilized international multi-center data. Zai Labs obtained the development and commercial rights for niraparib in China, and its NDA to the NMPA was approved on December 30, 2019. There are other PARP inhibitors being developed by domestic Chinese companies, including fluzoparib from Hengrui and Hansoh. Fluzoparib was submitted to the NMPA in October 2019.
Summary of Clinical Results
We have multiple ongoing studies in indications known to be responsive to PARP inhibition, including two registration studies in ovarian cancer ("OC") in China.
Advanced Solid Tumors
Data from our open-label, multi-center Phase 1b dose-escalation/expansion trial (NCT03150810) of pamiparib plus low-dose temozolomide (TMZ) were presented at the 2019 ESMO. The trial was designed to evaluate the safety, tolerability, maximum tolerated dose (MTD), and preliminary anti-tumor activity of the combination in patients with locally advanced and metastatic tumors. Patients received full dose pamiparib in combination with escalating doses of TMZ, administered in both pulse and continuous dosing schedules. The recommended Phase 2 dose and schedule of the combination was determined to be 60 mg of pamiparib taken orally BID for 28 days, with TMZ at 60 mg orally QD during days one through seven. Data were presented from three disease cohorts: prostate, extensive-stage SCLC, and GC. The ORR and CR rates from these cohorts were 19% and 0%, 32% and 5%, and 0% and 0%, respectively. Median follow-up time in the SCLC and gastric cohorts was four months in each cohort.
Ovarian Cancer
At the 2019 ESMO, we reported results from a multi-center, open-label Phase 1a/1b trial (NCT02361723) of pamiparib being conducted in Australia in patients with advanced solid tumors. The Phase 1a dose-escalation and dose-finding component identified the recommended Phase 2 dose to be 60 mg orally BID. The ongoing Phase 1b trial consists of a component to investigate the safety, tolerability, and antitumor activity of pamiparib in disease-specific dose-expansion cohorts, and a component investigating the effects of food on the pharmacokinetic profile of a single dose. Data from 58 patients in the OC cohort showed an ORR of 40% and a CR rate of 7%.
Clinical Development Plan
Gastric Cancer
We are in the process of converting from Phase 3 to Phase 2 the clinical trial of our PARP inhibitor pamiparib versus placebo as maintenance therapy in patients with inoperable locally advanced or metastatic GC who have responded to platinum-based first line chemotherapy (NCT03427814, also known as the BGB-290-303 trial). The trial has enrolled approximately 120 patients globally since it commenced in July 2018, and the enrollment has been slower than expected. The reason for this change was not due to safety or efficacy issues. We plan to evaluate data from the Phase 2 trial to assess the potential of pamiparib in this indication and the potential next steps of development as a monotherapy or in combination with other therapies.
Our clinical development program includes a Phase 3 trial as a maintenance therapy in patients with platinum-sensitive recurrent OC (NCT03519230), a pivotal Phase 2 study in third line BRCA mutated OC (NCT03333915), a Phase 2 trial in BRCA mutated HER2-negative breast cancer (NCT03575065), and a Phase 2 trial in HRD- metastatic prostate cancer (NCT03712930).
We plan to discuss our data in OC with regulatory authorities and potentially submit an NDA in China for use of pamiparib in OC in 2020. We expect to announce top-line results from our pivotal Phase 2 germline BRCA ("gBRCA")-mutated OC as well as data from our Phase 3 maintenance study in patients with platinum-sensitive recurrent OC. In addition, we expect to present data from the OC cohort of the global Phase 1 study and data from the Phase 1 study investigating pamiparib in combination with tislelizumab in 2020.
Lifirafenib (BGB-283) and BGB-3245, Inhibitors of RAF
Lifirafenib is an investigational novel small molecule inhibitor with RAF monomer and dimer inhibition activities. Lifirafenib has shown antitumor activities in preclinical models and in cancer patients with tumors harboring BRAF V600E mutations, non-V600E BRAF mutations or KRAS/NRAS mutations. We have been developing lifirafenib for the treatment of cancers with aberrations in the mitogen-activated protein kinase ("MAPK"), pathway, including BRAF gene mutations and KRAS/NRAS gene mutations where first generation BRAF inhibitors are not effective. The MAPK pathway consists of proteins in the cell that transmit a signal from a receptor on the surface of the cell to the DNA in the nucleus of the cell. This pathway plays an essential role in regulating cell proliferation and survival. We believe that lifirafenib as monotherapy or in combination with other agents may have potential for treating various malignancies, such as melanoma, NSCLC, and endometrial cancer.
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
In September 2018, BeiGene and SpringWorks Therapeutics, Inc. ("SpringWorks") announced a global clinical collaboration agreement to evaluate the safety, tolerability, and preliminary efficacy of combining lifirafenib and SpringWorks' investigational MEK inhibitor, PD-0325901, in patients with advanced solid tumors. Under the collaboration, the parties began a Phase 1b clinical trial in the third quarter of 2019 to evaluate this combination in patients with advanced or refractory solid tumors that harbor RAS mutations, RAF mutations, and other MAPK pathway aberrations.
In June 2019, we and SpringWorks announced the formation of MapKure, LLC to develop BGB-3245, an investigational, selective next-generation RAF kinase inhibitor discovered by BeiGene scientists. MapKure recently initiated a Phase 1 clinical trial (NCT04249843) in patients with advanced or refractory tumors harboring specific v-RAF murine sarcoma viral oncogene homolog B (B-RAF) genetic mutations.
Sitravatinib (MGCD-0516), a Multi-Kinase Inhibitor
In January 2018, we entered into an exclusive license agreement with Mirati Therapeutics, Inc. ("Mirati") for the development, manufacturing and commercialization of Mirati’s sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand. Sitravatinib is an investigational spectrum-selective kinase inhibitor, which potently inhibits receptor tyrosine kinases, including RET, TAM family receptors (TYRO3, Axl, MER), and split family receptors

(VEGFR2, KIT). Sitravatinib is being evaluated by Mirati in multiple clinical trials to treat patients who are refractory to prior immune checkpoint inhibitor therapy, including a potentially registration-enabling Phase 3 trial of sitravatinib in NSCLC initiated in the second quarter of 2019. Sitravatinib is also being evaluated as a single agent in patients with NSCLC, melanoma and other solid tumor types whose tumors harbor specific genetic alterations in the CBL protein. In recent data readouts by Mirati, sitravatinib has demonstrated durable responses in lung cancer patients who progressed after treatment with checkpoint inhibitors. We began a Phase 1 study (NCT03666143) of sitravatinib in combination with tislelizumab in various solid tumors in Australia and China in the third quarter of 2018, and in the second quarter of 2019 we initiated a second study, a Phase 1/2 (NCT03941873) trial, combining sitravatinib with tislelizumab, this one focused on HCC or gastroesophageal junction cancer.
BGB-A333, a PD-L1 Inhibitor
BGB-A333 is an investigational humanized IgG1-variant monoclonal antibody against PD-L1, the ligand of PD-1. We intend to develop BGB-A333 either as a monotherapy or in combination with other cancer therapies, such as tislelizumab, to treat various cancers and potentially other areas of unmet need. BGB-A333 is currently being evaluated in a Phase 1 clinical trial (NCT03379259) in Australia to assess the safety and antitumor effect of BGB-A333 alone and in combination with tislelizumab in patients with advanced solid tumors.
BGB-A425, a TIM-3 Inhibitor
BGB-A425 is an investigational humanized IgG1-variant monoclonal antibody against T-cell immunoglobulin and mucin-domain containing-3 ("TIM-3"). We began a Phase 1/2 trial (NCT03744468) of BGB-A433 in combination with tislelizumab in various solid tumors in the fourth quarter of 2018.
BGB-A1217, a TIGIT Inhibitor
BGB-A1217 is an investigational humanized IgG1-variant monoclonal antibody directed against TIGIT. We have initiated patient enrollment in a Phase 1a/1b trial (NCT04047862) in Australia investigating the safety, tolerability, pharmacokinetics, and preliminary antitumor activity of BGB-A1217 in combination with tislelizumab in patients with advanced solid tumors.
BGB-11417, a Small Molecule Bcl-2 Inhibitor
BGB-11417 is a small molecule Bcl-2 inhibitor. We have completed preclinical and investigational new drug (IND) -enabling studies of BGB-11417, which demonstrated potent activity and high selectivity against the pro-apoptotic protein Bcl-2. We have initiated study start-up for a Phase 1 trial (NCT04277637) in Australia and the United States to investigate the safety, tolerability, pharmacokinetics, and preliminary antitumor activity of BGB-11417 in patients with mature B-cell malignancies.
BGB-A445, an OX40 Agonist Antibody
BGB-A445 is an agonistic antibody directed to the OX40 antigen. We have initiated a Phase 1 trial (NCT04215978) of our OX40 antibody in combination with tislelizumab in patients with advanced solid tumors.
Our Preclinical Programs
We have a proprietary cancer biology platform that has also allowed us to develop our clinical-stage drug candidates and several additional preclinical-stage drug candidates in potentially important areas. These currently consist of targeted therapies and immuno-oncology agents. We have initiated first-in-human studies for two drug candidates and have initiated study start-up activities for a third, BGB-11417, a small molecule Bcl-2 inhibitor. We anticipate advancing one or more of our preclinical drug candidates into the clinic in the next 12 months. We believe we have the opportunity to combine tislelizumab with our preclinical candidates to target multiple points in the cancer immunity cycle. We also may seek to develop companion diagnostics that will help identify patients who are most likely to benefit from the use of our drug candidates.
Manufacturing and Supply
We manufacture our drugs and drugs candidates internally and with the help of third-party contract manufacturing organizations ("CMOs"). The manufacturing of our drugs and drug candidates is subject to extensive regulations that impose various procedural and documentation requirements governing recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our manufacturing facilities and the facilities of the CMOs we use to manufacture our drugs and drug candidates operate under current good manufacturing practice regulations ("GMP") conditions. GMP are regulatory requirements for the production of pharmaceuticals that will be used in humans.

Our Manufacturing Facilities
We have an approximately 11,000 square meter multi-functional manufacturing facility in Suzhou, China, where we produce small molecule and biologics drug candidates for clinical supply and which we plan to use for commercial supply of our small molecule drug candidates in China and potentially outside of China, if approved. This facility consists of one oral-solid-dosage production line for small molecule drug products and one pilot plant for monoclonal antibody drug substances and is aligned with the design criteria of the United States, EU, and China regulatory requirements. The facility has a manufacturing license, which is required for the commercial manufacture of zanubrutinib in China following NDA approval.
In addition, we formed a joint venture with Guangzhou High-Tech Zone Technology Holding Group Co., Ltd. (formerly GET), an affiliate of Guangzhou Development District, to build a commercial-scale biologics manufacturing facility in Guangzhou, China. We completed the initial phase of construction in September 2019. This facility is designed to be 100,000 square meters and have a 50,000-liter commercial scale capacity. The initial phase of the facility utilizes General Electric’s state-of-the-art KUBio™ prefabricated bio-manufacturing equipment. We have received the drug manufacturing license for drug substances and drug products for this facility and are now in the process of validating this facility for global commercial supplies. Following regulatory inspection and approval, the first commercial product to be manufactured at this facility is expected to be tislelizumab.
We also have an approximately 140 square meter manufacturing facility at our research and development location in Beijing, China, which produces preclinical and clinical trial materials for some of our small molecule drug candidates.
Contract Manufacturing Organizations
We currently rely on, and expect to continue to rely on, a limited number of third-party CMOs and CROs for the production of some drug products and drug substances and the supply of raw materials to meet the commercial, clinical, and preclinical needs of our drugs and drug candidates. We have adopted procedures to ensure that the production qualifications, facilities and processes of our third-party outsourced suppliers comply with the relevant regulatory requirements and our internal quality and operation guidelines. We select our third-party suppliers carefully by considering a number of factors, including their qualifications, relevant expertise, production capacity, geographic proximity, reputation, track record, product quality, reliability in meeting delivery schedules, and terms offered by such third-party outsourced suppliers.
We have framework agreements with most of our manufacturing service providers. For example, we entered into a commercial supply agreement with Catalent Pharma Solutions, LLC ("Catalent") to produce BRUKINSA at Catalent’s Kansas City, MO site for commercial and clinical supply outside of China. In addition, we entered into a commercial supply agreement with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") for our anti-PD-1 antibody tislelizumab, which is being manufactured at Boehringer Ingelheim’s facility in Shanghai, China as part of a marketing authorization holder ("MAH") project pioneered by us and Boehringer Ingelheim. For our commercial products licensed from BMS, we rely on BMS and its contract manufacturers outside of China for the supply of those drugs. For our clinical and commercial products that are being commercialized in collaboration with Amgen, we expect to rely on Amgen and its contract manufacturers outside of China for the supply of those drugs and drug candidates.
Our agreements with our outsourced suppliers generally set out terms, including product quality or service details, technical standards or methods, delivery terms, agreed price and payment, and product inspection and acceptance criteria. We are generally allowed to return any products that fail to meet our quality standards. Our outsourced suppliers procure raw materials themselves. Typically, outsourced suppliers request settlement of payment within 30 days from the date of invoice. Either party may terminate the agreements by serving notice to the other party under certain circumstances.
We generally obtain raw materials for our manufacturing activities from multiple suppliers who we believe have sufficient capacity to meet our demands. Raw materials and starting materials used at our facilities in Beijing and Suzhou include active pharmaceutical ingredients custom-made by our third-party CROs and excipients, which are commercially available from well-known vendors that meet the requirements of the relevant regulatory agencies. The core raw materials to be used in manufacturing at our Guangzhou facility are expected to be genetically modified cell lines that we co-developed and licensed from Boehringer Ingelheim and other third parties.
We typically order raw materials on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. We pay for our purchases of raw materials on credit. Credit periods granted to us by our suppliers generally range from 30 to 60 days. Our suppliers are generally not responsible for the defects of our finished products.

Amgen Collaboration
Collaboration Agreement
On October 31, 2019 our wholly-owned subsidiary, BeiGene Switzerland GmbH (“BeiGene Switzerland”), entered into a Collaboration Agreement with Amgen, which became effective on January 2, 2020 (the "Amgen Collaboration Agreement"). Pursuant to the terms of the Amgen Collaboration Agreement, BeiGene Switzerland will be responsible for commercializing Amgen’s oncology products XGEVA, KYPROLIS and BLINCYTO in China (excluding Hong Kong, Macao and Taiwan) for a period of five or seven years following each product’s regulatory approval in China, as specified in the Amgen Collaboration Agreement, with the commercialization period for XGEVA commencing following the transition of operational responsibilities for the product. In addition, as specified in the agreement, BeiGene Switzerland will have the option to retain one of the three products to commercialize for as long as the product is sold in China. The parties have agreed to equally share profits and losses for the products in China during each product’s commercialization period through BeiGene Switzerland. After expiration of the commercialization period for each product, the products not retained will be transitioned back to Amgen and BeiGene Switzerland will be eligible to receive tiered mid-single to low-double digit royalties on net sales in China of each product for an additional five years.
Additionally, pursuant to the terms of the Amgen Collaboration Agreement, BeiGene Switzerland and Amgen have agreed to collaborate on the global development and commercialization in China of 20 Amgen clinical- and late-preclinical-stage oncology pipeline products. Starting from the commencement of the Amgen Collaboration Agreement, BeiGene Switzerland and Amgen will co-fund global development costs, with BeiGene Switzerland contributing up to $1.25 billion worth of development services and cash over the term of the collaboration. BeiGene Switzerland will be eligible to receive tiered mid-single digit royalties on net sales of each product globally outside of China, other than AMG 510, on a product-by-product and country-by-country basis, until the latest of the expiration of the last valid patent claim, the expiration of regulatory exclusivity, or the earlier of eight years after the first commercial sale of such product in the country of sale and 20 years from the date of first commercial sale of such product anywhere in the world.
For each pipeline product that is approved in China, BeiGene Switzerland will have the right to commercialize the product for seven years, with the parties sharing profits and losses for the product in China equally. In addition, depending on how many of the 20 pipeline products receive approval in China, BeiGene Switzerland will have the right to retain approximately one of every three approved products, up to a total of six, other than AMG 510, to commercialize for as long as each such product is sold in China. After the expiration of the seven-year commercialization period, each product will be transitioned back to Amgen and BeiGene Switzerland will be eligible to received tiered mid-single to low-double digit royalties on net sales in China for an additional five years. The parties are subject to specified exclusivity requirements in China and the rest of the world.
We have guaranteed certain obligations of BeiGene Switzerland under the Amgen Collaboration Agreement pursuant to the terms of a separate Guarantee Agreement.
The Amgen Collaboration Agreement contains customary representations, warranties and covenants by the parties. The agreement will continue in effect on a product-by-product basis unless terminated by either party pursuant to its terms. The agreement may be terminated by mutual written consent of the parties, or by either party upon the other party’s uncured material breach, insolvency, failure to comply with specified compliance provisions, or subject to a specified negotiation mechanism, certain adverse economic impacts or the failure to meet commercial objectives. In addition, Amgen may terminate the agreement with respect to a pipeline product in the event it suspends development of such pipeline product on specified terms, subject to the parties determining whether to continue development of the pipeline product in China.
Share Purchase Agreement
In connection with the Amgen Collaboration Agreement, pursuant to a share purchase agreement dated October 31, 2019, as amended, by and between BeiGene, Ltd. and Amgen (the “Share Purchase Agreement”), we issued 206,635,013 ordinary shares in the form of 15,895,001 American Depositary Shares (“ADSs”) of BeiGene, Ltd. on January 2, 2020, representing approximately 20.5% of our outstanding shares to Amgen, for an aggregate cash price of $2.78 billion, or $13.45 per ordinary share, or $174.85 per ADS.
Pursuant to the Share Purchase Agreement, Amgen has agreed to (i) a lock-up on sales of its shares until the earliest of (a) the fourth anniversary of the closing, (b) the expiration or termination of the Collaboration Agreement and (c) a change of control of BeiGene, Ltd., (ii) a standstill until the later of (a) the first anniversary of the date as of which it ceases to have the right to appoint a director and (b) the date on which it holds less than 5% of our then outstanding shares, and (iii) a voting agreement to vote its shares on certain matters presented for shareholder approval until the later of (a) the fifth anniversary of the closing and (b) the expiration of the standstill period, all under specified circumstances and as set forth in the agreement.

Following the later of (i) the expiration of the lock-up period and (ii) the expiration of the standstill period, Amgen has agreed not to sell shares representing more than 5% of our then outstanding shares in any rolling 12-month period, subject to specified exceptions. In addition, Amgen will have the right to designate an independent director to serve on our board of directors until the earlier of (a) the date on which Amgen holds less than 10% of our then outstanding shares as a result of Amgen’s sale of ordinary shares or Amgen’s failure to participate in future offerings and (b) the third anniversary of the date of the expiration or termination of the Amgen Collaboration Agreement. Under the terms of the Share Purchase Agreement, Amgen will also have specified registration rights upon expiration of the lock-up. Additionally, we have agreed to use reasonable best efforts to provide Amgen with an opportunity to participate in subsequent new securities offerings upon the same terms and conditions as other purchasers in the offering in an amount needed to allow Amgen to hold 20.5% of our shares, subject to applicable law and HKEx rules and other specified conditions.
Celgene License and Supply Agreement
On July 5, 2017, we and Celgene Logistics Sàrl, a wholly-owned subsidiary of BMS, entered into a License and Supply Agreement, which we refer to as the China License Agreement and which became effective on August 31, 2017, pursuant to which we were granted the right to exclusively distribute and promote BMS’s approved cancer therapies, ABRAXANE, REVLIMID and VIDAZA in China, excluding Hong Kong, Macau and Taiwan. In addition, if BMS decides to commercialize a new oncology product through a third party in the licensed territory during the first five years of the term, we have a right of first negotiation to obtain the right to commercialize the product, subject to certain conditions. We subsequently assigned the agreement to our wholly-owned subsidiary, BeiGene Switzerland.
The term of the China License Agreement is 10 years and may be terminated by either party upon written notice in the event of uncured material breach or bankruptcy of the other party, or if the underlying regulatory approvals for the covered products are revoked. BMS also has the right to terminate the agreement with respect to REVLIMID at any time upon written notice to us under certain circumstances.
The China License Agreement contains customary representations and warranties and confidentiality and mutual indemnification provisions.
Intellectual Property
The proprietary nature of, and protection for, our drugs, drug candidates, and their methods of use are an important part of our strategy to develop and commercialize novel medicines, as described in more detail below. We have obtained patents and filed patent applications in the United States and other countries and regions, such as China and Europe, relating to our drugs and certain of our drugs and drug candidates, and are pursuing additional patent protection for them and for our other drug candidates and technologies. We rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection including our manufacturing processes. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and support our development programs.
As of January 29, 2020, we owned 25 issued U.S. patents, 11 issued China patents, a number of pending U.S. and China patent applications, and corresponding patents and patent applications internationally. In addition, we owned pending international patent applications under the Patent Cooperation Treaty ("PCT"), which we plan to file nationally in the United States and other jurisdictions, as well as additional priority PCT applications. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date, provided that we meet the applicable requirements for obtaining such patent term extensions. For example, in the United States, we can apply for a patent term extension of up to five years for one of the patents covering a drug product once the product is approved by the FDA. The exact duration of the extension depends on the time that we spend in clinical studies as well as getting approval from the FDA.

The key patents for our drugs and late-stage clinical drug candidates as of January 29, 2020, are summarized below:

Molecule	Territory	General Subject Matter	Expiration[1]
BRUKINSATM (Zanubrutinib)	U.S.	Compound and composition	2034
	U.S.	Use for the treatment of autoimmune diseases	2034
	China	Compound and composition	2034
Tislelizumab	U.S.	Antibodies	2033
	U.S.	Use for the treatment of cancer	2033
	U.S.	Antibodies and use for the treatment of cancer	2033
	U.S.	Antibodies	2033
	China	Antibodies	2033
Pamiparib	U.S.	Compound and composition	2031
	U.S.	Compound and composition	2031
	U.S.	Use for the treatment of cancer	2031
	U.S.	Compositions	2031
	U.S.	Crystalline forms	2036
	China	Compound and composition	2031
	China	Use for the treatment of cancer	2031
(1) The expected expiration does not include any additional term for patent term extensions
We have three in-licensed drugs in China from BMS. The key patents for them as of January 29, 2020 are summarized below:

Product	Territory	General Subject Matter	Expiration
ABRAXANE® (a nanoparticle albumin-bound paclitaxel)	China	Use for the treatment of cancer	2026
	China	Use for the treatment of cancer	2031
REVLIMID® (lenalidomide)	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
VIDAZA® (azacitidine)	China	No patent	N/A
Under our collaboration with Amgen, we have the right to commercialize in China one drug and, upon approval in China, two late-stage product candidates. The key patents necessary for these products in China are summarized below:

Product	Territory	General Subject Matter	Expiration
XGEVA® (denosumab)	China	Antibodies	2022
KYPROLIS® (carfilzomibe)	China	Compound and Composition	2025
BLINCYTO® (blinatumomab)	China	No patent	N/A
Although various extensions may be available, the life of a patent and the protection it affords, is limited. ABRAXANE, REVLIMID and VIDAZA face or are expected to face competition from generic medications, and we may face similar competition for our drugs and any approved drugs even if we successfully obtain patent protection. The scope, validity or enforceability of our patents may be challenged in court, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. Additionally, in China, the NMPA may approve a generic version of a brand-name drug that still has patent protection, such as has occurred with ABRAXANE and REVLIMID. Under our license agreements with BMS and Amgen, they retain the responsibility for, but are not obligated, to prosecute, defend and enforce the patents for these in-licensed products. As such, any issued patents may not protect us from generic or biosimilar competition for these drugs.

The term of individual patents may vary based on the countries in which they are obtained. In most countries in which we file, including the United States and China, the term of an issued patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may be lengthened in some cases by a patent term adjustment, which extends the term of a patent to account for administrative delays by the United States Patent and Trademark Office (the "USPTO"), in excess of a patent applicant’s own delays during the prosecution process, or may be shortened if a patent is terminally disclaimed over a commonly owned patent having an earlier expiration date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost in obtaining FDA regulatory approval. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval.
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
Additionally, we currently own a number of registered trademarks and pending trademark applications. We currently have registered trademarks for BeiGene, our corporate logo and product names and logos in China, the EU and other jurisdictions, and we are seeking trademark protection for BeiGene, our corporate logo, product names and logos, and other marks in the United States and other countries where available and appropriate.
Government Regulation
Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research and clinical development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, pricing and export and import of drugs such as those we are developing and commercializing. Some jurisdictions also regulate the pricing of drugs. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.
U.S. Regulation
U.S. Government Regulation and Product Approval
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and its implementing regulations, and biologics under the FDCA, its implementing regulations, and the Public Health Service Act ("PHSA"), and its implementing regulations.
Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA often approves new therapies initially only for second or third-line use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, hormone therapy, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecule drugs or a combination of these. Third line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery and new technologies.
U.S. Drug Development Process
The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices ("GLP"), regulations;

•	submission to the FDA of an investigational new drug ("IND") application, which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled human clinical trials according to GCP, to establish the safety and efficacy of the proposed drug or safety, purity and potency of the proposed biologic, for the intended use;

•	preparation and submission to the FDA of an NDA for a drug or a Biologics License Application ("BLA") for a biologic;

•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP;

•	FDA audits of some clinical trial sites to ensure compliance with GCPs; and

•	FDA review and approval of the NDA or licensing of the BLA.
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
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent in writing before their participation in any clinical trial. Further, an institutional review board ("IRB") must review and approve the plan for any clinical trial before it commences at any institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
Each new clinical protocol and any amendments to the protocol must be filed with the FDA as an IND amendment and submitted to the IRBs for approval.
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA or NDA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
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
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected AEs, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product drug. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2, and Phase 3 studies may not be completed successfully within any specified period, or at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to subjects.
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
A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.
U.S. Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the product, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug or a BLA for a biologic, requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of a substantial user fee, although a waiver of such fee may be obtained under certain limited circumstances. The sponsor of an approved NDA or BLA is also subject to an annual prescription drug product program fee.
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
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical trials, to further assess a product’s safety and effectiveness after NDA or BLA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also approve an NDA or BLA with a Risk Evaluation and Mitigation Strategy ("REMS") program to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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
Zanubrutinib was granted fast track designation status by the FDA for the treatment of WM. Tislelizumab was granted fast track designation by the FDA for the treatment of HCC.
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
Zanubrutinib was granted accelerated approval by FDA for the treatment of adult patients with MCL who have received at least one prior therapy.

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
Zanubrutinib was granted breakthrough therapy designation by the FDA for the treatment of adult patients with MCL who have received at least one prior therapy.
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
The NDA for zanubrutinib was granted priority review by the FDA for the treatment of adult patients with MCL who have received at least one prior therapy.
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
The Drug Supply Chain Security Act (“DSCSA”) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. The law’s requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate, and notifying trading partners and FDA of any illegitimate product. Drug manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number and expiration date, in the form of a 2 dimensional data matrix barcode that can be read by humans and machines.
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
Patent Term Restoration and Regulatory Exclusivity
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
Data exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated NDA, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity is another type of regulatory exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months of exclusivity, which runs from the end of other regulatory exclusivity or patent periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued ‘‘Written Request’’ for such a trial.
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
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs, including biologics, intended to treat a rare disease or condition-generally a disease or condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the product for the indication can be recovered by sales of the product in the United States. Orphan drug designation must be requested before submitting an NDA or BLA.
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
Zanubrutinib was granted orphan drug designation status by the FDA for the treatment of WM, CLL, and MCL. Tislelizumab was granted orphan drug designation status by the FDA for the treatment of ESCC and HCC.
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
Pharmaceutical Coverage, Pricing, and Reimbursement
In the United States and in other countries, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors, including government authorities, managed care providers, private health insurers and other organizations. Patients generally rely on third-party payors to reimburse all or part of the associated healthcare costs and no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor.
Additionally, the process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list which might not include all of the FDA-approved products for a particular indication. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Affordable Care Act (the "ACA") contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.
The current U.S. president's administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (the "HHS") has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Although a number of these measures and other proposed measures will require authorization through additional legislation to become effective, U.S. Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Other U.S. Healthcare Laws and Compliance Requirements
If we obtain regulatory approval of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business prior to and after receiving regulatory approval of our product candidates. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, providing, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation or arrangement of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates who perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•
the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, some of which apply to claims for, and referral of patients for, healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. Similarly, state privacy laws may be broader and require greater protections than HIPAA. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, CCPA may impact certain of our business activities. CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
Additionally, we are subject to state equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply to healthcare services reimbursed by any third-party payor, not just governmental payors, but also private insurers. These laws are enforced by various state agencies and through private actions. Some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or other voluntary industry codes of conduct that restrict the payments made to healthcare providers and other potential referral sources. Several states and local laws also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and require the registration of pharmaceutical sales representatives.
Violations of fraud and abuse laws may be punishable by administrative, criminal and/or civil sanctions, including penalties, damages, disgorgement, fines, individual imprisonment, reputational harm, the curtailment or restructuring of our operations, and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal False Claims Act as well as under the false claims laws of several states.
European Data Collection and Privacy Laws
The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the EU are governed by, as of May 2018, the General Data Protection Regulation (“GDPR”). The GDPR is wide-ranging in scope and imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data breaches, certain measures to take when engaging third-party processors, and the implementation of safeguards to protect the security and confidentiality of personal data. GDPR also impose strict rules on the transfer of personal data out of the European Economic Area to the United States. GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of GDPR. In addition, GDPR includes restrictions on cross-border data transfers. GDPR regulations may impose additional responsibility and liability in relation to personal data that we process where such processing is subject to GDPR, and we may be required to put in place additional mechanisms ensuring compliance with GDPR, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.
PRC Regulation
In the PRC, we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of PRC laws, rules and regulations affecting many aspects of our business. This section summarizes the principal PRC laws, rules and regulations that we believe are relevant to our business and operations.
PRC Drug Regulation
Introduction
China heavily regulates the development, approval, manufacturing and distribution of drugs, including biologics. The legal framework for the administration of pharmaceutical products in China is established by the Drug Administration Law of the PRC (DAL) enacted by the Standing Committee of the National People’s Congress on September 20, 1984 and effective from July 1, 1985 (last amended on August 26, 2019, effective from December 1, 2019). The Drug Administration Law applies to entities and individuals engaged in the development, production, trade, clinical use, as well as supervision and administration of pharmaceutical products by regulatory agencies. It provides for a framework for regulating pharmaceutical manufacturers, pharmaceutical trading companies, medical institutions, and the research, development, manufacturing, distribution, packaging, pricing, and advertisement activities related to pharmaceutical products. The Implementing Measures of the Drug Administration Law promulgated by the State Council on August 4, 2002 and effective from September 15, 2002 and amended on February 6, 2016 and March 2, 2019 provides detailed implementation regulations for the Drug Administration Law.
The Revised DAL
The DAL revised on August 26, 2019 (the "rDAL") embodies an expected regulatory trend to strengthen the life-cycle management of drugs, to balance the development of innovative drugs and generic drugs, and to enhance drug review and enforcement. It also reflects legislative efforts to address prominent problems of the pharmaceutical industry, such as counterfeit and substandard drugs and high drug prices.
The rDAL contains a dedicated chapter on the Marketing Authorization Holder (“MAH”) system. The MAH system has been trialed in a pilot program across 10 provinces since 2016. Upon the enactment of the rDAL, the MAH system will no longer be a pilot program but will be implemented nationwide. Subject to approval by the NMPA, MAHs will be allowed to transfer their marketing authorizations. It is not sure whether the transferability of MAH will offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system will be accompanied by a range of new requirements for the MAHs. For example, a MAH must establish a quality assurance system and be responsible for the whole process and all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, adverse drug reaction monitoring and reporting. A foreign MAH will be required to engage a local agent to fulfill the MAH’s obligations and the foreign MAH shall be subject to joint and several liability in the event of any wrongdoing. It is unclear how the scope of such joint liability will be defined.
The rDAL no longer requires the certification for GLP, good clinical practice ("GCP"), good supply practice ("GSP"), and GMP. However, drug manufacturers and drug distributors must still comply with current GMP and GSP requirements. Pursuant to the rDAL, NMPA and its local counterparts are directed to strengthen their surveillance of drug manufacturers and distributors, including through regular and continuous site inspections, to ensure their compliance. It remains to be seen how clinical trial institutions will ensure self-compliance with GCP requirements and whether there will be more inspections of clinical trial institutions.
The rDAL also requires MAHs, manufacturers, distributors, and medical institutions to establish and implement drug track and trace systems. The NMPA will issue related standards and regulations regarding drug track and trace system. A drug pharmacovigilance system will also be established to monitor, identify, evaluate and control adverse drug reactions and other possible drug-related problems.
The rDAL creates an expanded access pathway for investigational drugs under which a company sponsor of a clinical trial in China can apply to establish an expanded access treatment program for patients with life-threatening disease who otherwise do not satisfy the inclusion criteria of a clinical trial. To quality for expanded access: (1) the drug must be used for life-threatening diseases that lack effective treatment; (2) the drug must have demonstrated its potential efficacy based on medical observations; (3) such use is in line with ethical principles; (4) such expanded use has been reviewed and approved (although the approval pathway not clear), and has obtained patients’ informed consent; and (5) the drug must be used within the clinical trial institution and used on patients with similar conditions.
The rDAL also significantly increases and expands penalties for violations. Depending on various types of violations, the DAL imposes different penalties, including warnings, confiscation of illegal gains, fines of up to RMB5 million (about $725,000) or up to 30 times of illegal gains, revocation of required business and operating licenses, certificates or approval documents for drugs, suspension of business, temporary (10 years) or permanent debarment of companies, institutions and responsible persons, and criminal liabilities in the case of serious violations.
On October 15, 2019, NMPA published draft measures for soliciting comments on drug registration, and on December 10, 2019, the State Administration for Market Regulation ("SAMR") published draft measures for soliciting comments on drug manufacturing and drug supply. These draft measures reflect the changes in the rDAL, including the MAH system, the abolishment of GLP, GCP, GSP and GMP certification, and the enhancement of administrative penalties on violations.
There are still uncertainties with respect to the interpretation and implementation of the rDAL. We plan to closely monitor the implementation of the rDAL and its impact on our operations in China.
Regulatory Authorities and Recent Government Reorganization
In China, the NMPA is the primary regulator for pharmaceutical products and businesses. The agency was newly formed from the prior China Food and Drug Administration ("CFDA") in 2018 as part of a complete government reorganization. NMPA is no longer an independent agency. Its parent agency is now the newly organized SAMR, into which agencies responsible for, among other areas, consumer protection, advertising, anticorruption, antitrust, fair competition and intellectual property have been merged.
Like the CFDA, the NMPA is still the chief drug regulatory agency and implements the same laws, regulations, rules, and guidelines as the CFDA, and it regulates almost all of the key stages of the life-cycle of pharmaceutical products, including nonclinical studies, clinical trials, marketing approvals, manufacturing, advertising and promotion, distribution, and pharmacovigilance (i.e., post-marketing safety reporting obligations). The Center for Drug Evaluation ("CDE"), which remains under the NMPA, conducts the technical evaluation of each drug and biologic application for safety and efficacy.
The National Health Commission ("NHC") (formerly known by the names Ministry of Health ("MOH") and National Health and Family Planning Commission ("NHFPC")), is China’s chief healthcare regulator. It is primarily responsible for overseeing the operation of medical institutions, which also serve as clinical trial sites, and regulating the licensure of hospitals and other medical personnel. The NHC plays a significant role in drug reimbursement. Furthermore, the NHC and its local counterparts at or below the provincial-level of local government also oversee and organize public medical institutions’ centralized bidding and procurement programs for pharmaceutical products. This is the primary way that public hospitals and their internal pharmacies procure drugs.
Also, as part of the 2018 reorganization, the PRC government formed a new State Medical Insurance Bureau which focuses on regulating reimbursement under state-sponsored insurance plans.
Preclinical and Clinical Development
The NMPA requires preclinical data to support registration applications for new drugs. Preclinical work, including pharmacology and toxicology studies, must meet the GLP standards, issued on August 4, 2003 and amended on July 27, 2017. Although the rDAL no longer requires the NMPA to accredit GLP labs, it still requires that nonclinical studies of chemical drug substances and preparations and biologics that are not yet marketed in China be conducted in GLP-qualified labs. There are no approvals required from the NMPA to conduct preclinical studies.
Under the Regulations for the Administration of Affairs Concerning Experimental Animals issued by the State Science and Technology Commission ("SSTC") on November 14, 1988 (last amended on March 1, 2017), the Administrative Measures on Good Practice of Experimental Animals jointly issued by the SSTC and the State Bureau of Quality and Technical Supervision

on December 11, 1997, and the Administrative Measures on the Certificate for Experimental Animals (Trial) promulgated by SSTC and other regulatory authorities on December 5, 2001, a Certificate for Use of Laboratory Animals is required for performing experimentation on animals. Applicants for this certificate must satisfy a number of conditions, including (1) the environment and facilities for lab animals’ living and propagating must satisfy national requirements; (2) lab animals must be qualified and sourced from institutions with Certificates for Production of Lab Animals; and (3) the animals’ feeding and experimentation must be conducted by professionals, specialized and skilled workers, or other trained personnel.
Registration Categories
Prior to engaging with the NMPA on research and development and approval, an applicant will need to determine the registration category for its drug candidate (which will ultimately need to be confirmed with the NMPA), which will determine the requirements for its clinical trial and marketing application. There are five categories for small molecule drugs: Category 1 (“innovative drugs”) refers to drugs that have a new chemical entity that has not been marketed anywhere in the world, Category 2 (“improved new drugs”) refers to drugs with a new indication, dosage form, route of administration, combination, or certain formulation changes not approved in the world, Categories 3 and 4 are for generics that reference an innovator drug (or certain well-known generic drugs) marketed either abroad or in China, respectively, and Category 5 refers to innovative or generic drugs that have already been marketed abroad but are not yet approved in China (i.e., imported drugs).
Therapeutic biologics follow a similar categorization, with Category 1 being new to the world, but with fifteen product-specific categories. Like with small molecule drugs, Category 1 is for innovative biologics that have not been approved inside or outside of China. A clear regulatory pathway for biosimilars does not yet exist, but something was proposed in a draft revision to an NMPA regulation in 2017. Each of zanubrutinib, tislelizumab, pamiparib and lifirafenib is classified as Category 1 based on the respective clinical trial approval from the NMPA, which is a favored category for clinical trial approval, or CTA, and marketing approval.
Expedited Programs
Priority Evaluation and Approval Programs to Encourage Innovation
The NMPA has adopted several expedited review and approval mechanisms since 2009 and created additional expedited programs in recent years that are intended to encourage innovation. Applications for these expedited programs can be submitted after the CTA is admitted for review by the CDE. Some of the current categories of drugs eligible for priority status that may be particularly relevant for us include: (1) Category 1 innovative drugs that have not been approved inside or outside of China; (2) oncology drugs; (3) drugs using advanced technology, innovative treatment methods, and having clear therapeutic benefit; and (4) new drugs for which clinical trials are already approved in the United States or EU, or for which marketing authorization applications have been filed simultaneously in China and in the United States or EU and are manufactured in China using the same production line that passed FDA or EMA inspection.
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
Trial Approval
All clinical trials conducted in China for the purpose of seeking marketing approvals must be approved by the NMPA and conducted at hospitals satisfying GCP requirements. In addition to a standalone China trial to support development, imported drug applicants may establish a site in China that is part of an international multicenter trial ("IMCT") at the outset of the global trial. Domestically manufactured drugs are not subject to foreign approval requirements, and in contrast to prior practice, the NMPA has decided to permit those drugs to conduct development via an IMCT as well.
The rDAL has now also adopted an implied approval system for clinical trials of new drugs. Trials can proceed if after 60 business days, the applicant has not received any objections from the CDE, as opposed to the lengthier previous clinical trial pre-approval process in which the applicant had to wait for affirmative approval. The rDAL also expands the number of trial sites by abolishing the GCP accreditation system and requiring trial sites to follow a more simplified notification procedure.
Trial Register
Pursuant to the Announcement on Drug Clinical Trial Information Platform issued by the NMPA on September 6, 2013, clinical trials approved by the NMPA and conducted in China must be registered and published through the Drug Clinical Trial Information Platform (http://www.chinadrugtrials.org.cn). The applicant shall pre-register the trial information within one month after obtaining the clinical trial approval to obtain the trial’s unique registration number and shall complete registration of certain follow-up information before the first subject’s enrollment in the trial. If the foregoing pre-registration and registration is not obtained within one year after obtaining the clinical trial approval, the applicant shall submit an explanation, and if the procedure is not completed within three years, the clinical trial approval automatically expires.
Human Genetic Resources Regulation
On June 10, 2019, China's State Council promulgated the Regulation on the Administration of Human Genetic Resources (HGR Regulation), which became effective on July 1, 2019. The HGR Regulation applies to all human genetic resources (HGR)-related activities for R&D purposes, including sampling, biobanking, use of HGR materials and associated data in China, and provision of such to foreign parties.
According to the HGR Regulation, foreign parties (including foreign entities and entities established or actually controlled by foreign entities and individuals) seeking access to China’s HGRs for scientific research, including clinical trials intended to support marketing approval of drugs and medical devices in China, must do so only through collaborations with Chinese parties. The HGR Regulation now prohibits foreign parties from independently sampling or biobanking any China HGR in China and it adds an approval requirement for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Any cross-border transfer of the HGR materials, either under an international collaboration or as a direct export, must be on an as-needed basis and requires approval. In addition, providing the HGR data to foreign parties requires a record filing.
Another significant change is the HGR Regulation replaced the advance approval requirement with a record-filing procedure for international collaborations on clinical trials intended to support marketing approval of drugs in China that do not transfer HGR materials abroad, while the advance approval requirement still applies if such trials involve export of HGR materials or the collection, testing, analysis or disposals of HGR samples during the trials are not solely conducted at the clinical trial sites. It is unclear how this record-filing procedure will be implemented in practice and to what extent companies will benefit from it.
The HGR Regulation retains the provision in the Interim Measures for the Administration of Human Genetic Resources issued in 1998 (the "Interim Measures") that parties should jointly apply for and own the patent rights arising from the results generated from international collaborations that utilize China HGR. Subject to approval, the parties may contractually agree on how to dispose of their patent rights and non-patent proprietary rights arising from the collaboration. As the joint ownership requirement is rather broad, it is unclear how this requirement will be implemented in practice.
The HGR Regulation also significantly increases and expands penalties for various violations, including warnings, disgorgement of illegal gains, confiscation of illegal HGR, fines up to RMB10 million ($1,450,000) or 5-10 times of illegal gains in the event such illegal gains exceed RMB1 million ($145,000), and temporary (1-5 years) or permanent debarment of companies, institutions and responsible persons from future HGR projects regulated by the HGR Regulation.
As uncertainties exist as to how the HGR Regulation may be interpreted and implemented, we are still evaluating its potential impact on our HGR-related activities and practices. We expect that HGR-related activities will receive greater attention and focus from regulators going forward.
Trial Exemptions and Acceptance of Foreign Data
The NMPA may reduce requirements for trials and data, depending on the drug and the existing data. The NMPA has granted waivers for all or part of trials, and has stated that it will accept data generated abroad (even if not part of a global study), including early phase data, that meets its requirements. On July 6, 2018, the NMPA issued the Technical Guidance Principles on Accepting Foreign Drug Clinical Trial Data (the “Guidance Principles”), as one of the implementing rules for the Opinions on Deepening the Reform of the Evaluation and Approval Systems and Encouraging Innovation on Drugs and Medical Devices (the “Innovation Opinion”). According to the Guidance Principles, the data of foreign clinical trials must meet the authenticity, completeness and accuracy requirements and such data must be obtained in compliance with the relevant requirements under the GCP of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use ("ICH"). Sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
The NMPA now officially permits, and its predecessor agencies have permitted on a case-by-case basis in the past, drugs approved outside of China to be approved in China on a conditional basis without the need for pre-approval clinical trials in China. Specifically, in 2018, the NMPA established a program permitting drugs that have been approved within the last ten years in the United States, EU or Japan to be approved in China on a conditional basis without local clinical trials if they (1) prevent or treat orphan diseases, (2) prevent or treat serious life-threatening illnesses for which there is either no effective therapy in China, or for which the foreign-approved drug would have clear clinical advantages. Applicants for such conditional approvals will be required to establish a risk mitigation plan and may be required to complete trials in China after the drug is approved. The CDE has developed a list of drugs that meet these criteria.
Clinical Trial Process and Good Clinical Practices
Typically drug clinical trials in China have three phases. Phase 1 refers to the initial clinical pharmacology and human safety evaluation studies. Phase 2 refers to the preliminary evaluation of a drug candidate’s therapeutic efficacy and safety for target indication(s) in patients. Phase 3 (often the pivotal study) refers to clinical trials to further verify the drug candidate’s therapeutic efficacy and safety on patients with target indication(s) and ultimately provide sufficient evidence for the review of a drug registration application. The NMPA requires that the different phases of clinical trials in China receive ethics committee approval prior to approval of the CTA and comply with GCP. The NMPA conducts inspections on clinical trials conducted in China to assess GCP compliance and may refuse to approve the drug if it finds substantial issues in the trials. In addition, upon granting the drug registration certificate, NMPA may, at its sole discretion, require a Phase 4 trial to be conducted by MAH within a specified period of time so as to further monitor and obtain safety and efficacy data of the drug.
Generic small molecule drugs are required to conduct a bioequivalence trial, in vitro studies or in some cases a clinical trial to demonstrate therapeutic equivalence to an innovator drug marketed either in China or abroad or an internationally accepted generic drug. The NMPA has released catalogues of reference products, and it released first installment of a Marketed Drug List (China’s “Orange Book”) with information about drugs that may serve as reference products.
Pursuant to GCP, the sponsor of a clinical trial shall be responsible for proper packaging and labeling of drugs used for clinical trials, and in double-blinded clinical trials, the investigational drugs shall be consistent with the control drug or placebo in appearance, odor, packaging, labeling, and certain other features. According to the Measures for the Administration of

Pharmaceutical Packaging promulgated on February 12, 1988 and effective from September 1, 1988, pharmaceutical packaging must comply with national and professional standards. If there is no national or professional standard available, companies may formulate and implement its own standards after obtaining the approval of the provincial administration for medical products or bureau of standards. Changes in such approved packaging standards need to be re-approved. Drugs of which the packaging standards are not approved shall not be released or marketed in China (except for those specifically supplied to the military).
New Drug Application ("NDA") and Approval
Upon completion of clinical trials, a sponsor may submit clinical trial data to support marketing approval for the drug.
NDA sponsors must submit data derived from domestically manufactured drugs in support of a drug approval. Under the rDAL, upon approval of the registration application, the NMPA will issue a drug registration certificate to the applicant which is in fact the marketing approval of the drug, and the applicant is no longer required to be equipped with relevant manufacturing capability.
Manufacturing and Distribution
According to the rDAL, all facilities that make drugs in China must receive a drug manufacturing license with an appropriate “scope of manufacturing” from the local drug regulatory authority. This license must be renewed every five years, and the manufacturing facility is also required to be in compliance with GMP.
Similarly, to conduct sales, importation, shipping and storage (“distribution activities”), a company must obtain a Drug Distribution License from the local drug regulatory authority, subject to renewal every five years. Like with GMPs, companies are required to be in compliance with GSP.
China has formed a “Two-Invoice System” to control distribution of prescription drugs. The “Two-Invoice System” generally requires that no more than two invoices may be issued throughout the distribution chain, with one from the manufacturer to a distributor and another from the distributor to the end-user hospital. This excludes the sale of products invoiced from the manufacturer to its wholly owned or controlled distributors, or for imported drugs, to their exclusive distributor, or from a distributor to its wholly owned or controlled subsidiary (or between the wholly owned or controlled subsidiaries). However, the system still significantly limits the options for companies to use multiple distributors to reach a larger geographic area in China. Compliance with the Two-Invoice System will become a prerequisite for pharmaceutical companies to participate in procurement processes with public hospitals, which currently provide most of China’s healthcare. Manufacturers and distributors that fail to implement the Two-Invoice System may lose their qualifications to participate in the bidding process. Non-compliant manufacturers may also be blacklisted from engaging in drug sales to public hospitals in a locality.
The Two-Invoice System was first implemented in 11 provinces that are involved in pilot comprehensive medical reforms, but the program has expanded to nearly all provinces, which have their own individual rules for the program.
Post-Marketing Surveillance
Under the rDAL, the MAH of a drug is ultimately responsible for pharmacovigilance, including quality assurance, adverse reaction reporting and monitoring, and product recalls. Distributors and user entities (e.g., hospitals) are also required to report, in their respective roles, adverse reactions of the products they sell or use, and assist with the manufacturer of the product recall. A drug that is currently under the new drug monitoring period has to report all adverse drug reactions (as opposed to just serious adverse reactions) for that period.
Advertising and Promotion of Pharmaceutical Products
China has a strict regime for the advertising of approved medicines. No unapproved medicines may be advertised. The definition of an advertisement is very broad, and does not expressly exclude scientific exchange. It can be any media that directly or indirectly introduces the product to end users. There is no clear line between advertising and any other type of promotion.
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
Regulatory Intellectual Property Protections
On January 15, 2020, the United States and China signed the Economic and Trade Agreement Between the United States of America and the PRC (the “Trade Agreement”). Among other things, China has agreed to provide for effective protection and enforcement of pharmaceutical-related intellectual property rights, including patents and undisclosed test or other data submitted as a condition of marketing approval, as further described below. These provisions of the Trade Agreement will need to be implemented in China.
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
Regulatory Data Protection
The Innovation Opinion also lays the foundation to improve and implement the system for regulatory data protection to protect innovators. This protection will be available to the undisclosed clinical trial data of drugs falling into the following categories: innovative drugs, innovative therapeutic biologics, drugs that treat orphan diseases, pediatric drugs, and drugs for which there has been a successful patent challenge. In the Trade Agreement, China has committed to providing for effective protection of undisclosed test or other data submitted as a condition of marketing approval.
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
Patent-Related Protections
Patent Linkage
The Innovation Opinion also sets forth the basic elements of a patent linkage system to protect innovators, in which a follow-on applicant will be required to specify patents that are relevant to its application and notify relevant patent right holders (including, innovators) within a specified period after filing its application, permitting them to sue to protect their rights. The system will require that the NMPA continue to review the potentially infringing follow-on application during any lawsuit by the innovator. However, the NMPA may not approve the follow-on application pending resolution of the patent litigation in favor of the follow-on application or for a specified period of time, whichever is shorter. Similarly, the Trade Agreement also adopts certain elements of a patent linkage system: notice to the patent right holder of the follow-on application; and time and opportunity for that right holder to sue and seek expeditious remedies to obtain a timely resolution of the patent dispute. However, the Trade Agreement does not explicitly mention a stay of marketing approval of the follow-on application. It will require legislation and implementing regulations to introduce a patent linkage system into China, and it is not clear when these will be adopted and implemented.
Patent Term Extension
In early 2019, pursuant to the Innovation Opinion, the National People’s Congress issued a proposal for patent term extension as part of a proposed amendment to the Patent Law. Under this proposal, the State Council may grant a patent term extension of up to five years to compensate for delays in the review process for innovative drugs that are applying simultaneously for marketing approval in both China and abroad. The patent term may not be extended to more than 14 years post-marketing. The Trade Agreement also provides for patent term extension to compensate for unreasonable delay that occurs during pharmaceutical product marketing approvals. It is not clear when this will be implemented.
Reimbursement and Pricing
China’s national medical insurance program was adopted pursuant to the Decision of the State Council on the Establishment of the Urban Employee Basic Medical Insurance Program issued by the State Council in 1998, under which all employers in urban cities are required to enroll their employees in the basic medical insurance program. The insurance premium is jointly contributed by the employers and employees. In 2007, the State Council promulgated Guiding Opinions of the State Council about the Pilot Urban Resident Basic Medical Insurance, under which urban residents of the pilot district, rather than urban employees, may voluntarily join Urban Resident Basic Medical Insurance. Participants of the national medical insurance program and their employers, if any, are required to contribute to the payment of insurance premiums on a monthly basis. Program participants are eligible for full or partial reimbursement of the cost of medicines included in the National Reimbursement Drug List (the "NRDL"). A pharmaceutical product listed in the NRDL must be clinically needed, safe, effective, reasonably priced, easy to use, and available in sufficient quantity.
Factors that affect the inclusion of a pharmaceutical product in the NRDL include whether the product is consumed in large volumes and commonly prescribed for clinical use in the PRC and whether it is considered to be important in meeting the basic healthcare needs of the general public. Since 2016, special consideration has been given to, among others, innovative drugs with high clinical value and drugs for serious diseases. In addition, the PRC Ministry of Human Resources and Social Security has also been negotiating with manufacturers of expensive drugs with high clinical demands and proven effectiveness for price cuts in exchange for inclusion into the NRDL. The version of the NRDL released in 2019 covers 2,643 drugs in total, including 148 new additions and 150 new deletions as compared with the previous version, with an emphasis on innovative drugs and drugs that treat cancer and other serious diseases. China has been pursuing a policy of expediting the addition of innovative oncology drugs to this list. In 2019, 17 more oncology drugs, including VIDAZA (azacytidine), were added into the NRDL by the State Medical Insurance Bureau.
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
On January 1, 2019, the State Council approved a volume-based, centralized drug procurement program as part of a trial in 11 major cities in an effort to deepen the reform of the medical and health sector and optimize the pricing of drugs. According to the State Council, in these 11 cities, drugs will be selected from generic brands for volume-based, centralized drug procurement. The selected drugs must pass the equivalence evaluation on quality and efficacy. The program is aimed at further lowering drug costs for patients, reducing transaction costs for enterprises, regulating drug use by institutions, and improving the centralized drug procurement and pricing system. All approved enterprises that produce drugs on the procurement list in

China may participate. Clinical effects, adverse reactions, and batch stability of the drugs will be considered, and their consistency will be the main criteria for evaluation, while production capacity and stability of the supplier will also be considered. On September 30, 2019, nine ministry-level agencies (including the State Medical Insurance Bureau, NMPA, and NHC) jointly issued a plan intending to expand this program nationwide.
Other PRC National and Provincial Laws and Regulations
We are subject to changing regulations under many other laws and regulations administered by governmental authorities at the national, provincial and municipal levels, some of which are or may become applicable to our business. For example, regulations control the confidentiality of patients’ medical information and the circumstances under which patient medical information may be released for inclusion in our databases or released by us to third parties. The privacy of human subjects in clinical trials is also protected under regulations. For example, the case report forms must avoid disclosing names of the human subjects.
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
PRC Regulation of Foreign Investment
On March 15, 2019, the National People’s Congress published the Foreign Investment Law of the PRC (the “Foreign Investment Law”), and on December 26, 2019, the State Council promulgated the Implementing Rules to the Foreign Investment Law of the PRC (the “Implementing Rules”) to further clarify and elaborate the relevant provisions of the Foreign Investment Law. The Foreign Investment Law and the Implementing Rules, both took effect on January 1, 2020. The Foreign Investment Law and the Implementing Rules replaced major previous laws and regulations governing foreign investment in China. They establish the basic framework for the access to, and the promotion, protection and administration of foreign investments in view of investment protection and fair competition and embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Implementing Rules further clarified that the state encourages and promotes foreign investment, protects the lawful rights and interests of foreign investors, regulates foreign investment administration, continues to optimize foreign investment environment, and advances a higher-level opening.
The Foreign Investment Law and the Implementing Rules provide that a system of pre-entry national treatment and negative list shall be applied for the administration of foreign investments, where “pre-entry national treatment” means that the treatment given to foreign investors and their investments at market access stage is no less favorable than that given to domestic investors and their investments, and “negative list” means the special administrative measures for foreign investment’s access to specific fields or industries, which will be proposed by the competent investment department of the State Council in conjunction with the competent commerce department of the State Council and other relevant departments, and be reported to the State Council for promulgation, or be promulgated by the competent investment department or competent commerce department of the State Council after being reported to the State Council for approval. Foreign investments beyond the negative list will be granted national treatment. Foreign investors shall not invest in the prohibited fields as specified in the negative list, and foreign investors who invest in the restricted fields shall comply with the special requirements on the shareholding, senior management personnel, etc. In the meantime, relevant competent government departments will formulate a catalogue of industries for which foreign investments are encouraged according to the needs for national economic and social development, to list the specific industries, fields and regions in which foreign investors are encouraged and guided to invest. The current industry entry clearance requirements governing investment activities in the PRC by foreign investors are set out in two categories, namely the Special Entry Management Measures (Negative List) for the Access of Foreign Investment (2019 version), and the Encouraged Industry Catalogue for Foreign Investment (2019 version) (the “2019 Encouraged Industry Catalogue”), both were promulgated by the National Development and Reform Commission and the Ministry of Commerce (the “MOFCOM”) and took effect on July 30, 2019. Industries not listed in these two categories are generally deemed “permitted” for foreign investments unless specifically restricted by other PRC laws. Pursuant to the 2019 Encouraged Industry Catalogue, the research, development and manufacture of innovative oncology drugs and certain other kinds of pharmaceutical products falls in the encouraged industries for foreign investment.
On December 30, 2019, the MOFCOM and the SAMR jointly promulgated Measures for Information Reporting on Foreign Investment, which became effective on January 1, 2020. Pursuant to the Measures for Information Reporting on Foreign Investment, where a foreign investor carries out investment activities in China directly or indirectly, the foreign investor or the foreign-invested enterprise shall submit the investment information to the competent commerce department.

Regulations Relating to Product Liability
In addition to the strict new drug approval process, certain PRC laws have been promulgated to protect the rights of consumers and to strengthen the control of medical products in the PRC, pursuant to which manufacturers and vendors of defective products in the PRC may incur liability for loss and injury caused by such products. Pursuant to the General Principles of the Civil Law of the PRC (the "PRC Civil Law") promulgated on April 12, 1986 and amended on August 27, 2009, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability for such damage or injury.
The Product Quality Law of the PRC promulgated by the Standing Committee of the National People's Congress on February 22, 1993 and amended on July 8, 2000, August 27, 2009 and December 29, 2018, respectively, is the principal governing law relating to the supervision and administration of product quality, aiming to protect the legitimate rights and interests of the end-users and consumers. According to the Product Quality Law, manufacturers shall be liable for the quality of products produced by them, and sellers shall take measures to ensure the quality of the products sold by them. A manufacturer shall be liable for compensating for any bodily injuries or property damages resulting from the defects in the product, unless the manufacturer is able to prove that: (1) the product has never been distributed; (2) the defects causing injuries or damages did not exist at the time when the product was distributed; or (3) the science and technology at the time when the product was distributed was at a level incapable of detecting the defects. A seller shall be liable for compensating for any bodily injuries or property damages of others caused by the defects in the product if such defects are attributable to the seller. A seller shall pay compensation if it fails to indicate either the manufacturer or the supplier of the defective product. A person who is injured or whose property is damaged by the defects in the product may claim for compensation from the manufacturer or the seller.
Pursuant to the Tort Liability Law of the PRC promulgated by the Standing Committee of the National People's Congress on December 26, 2009 and effective from July 1, 2010, manufacturers shall assume tort liabilities where the defects in products cause damages to others. Sellers shall assume tort liabilities where the defects in products that have caused damages to others are attributable to the sellers. The aggrieved party may claim for compensation from the manufacturer or the seller of the defected product that has caused damage.
The Law of the PRC on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and was amended on August 27, 2009 and October 25, 2013 to protect consumers’ rights when they purchase or use goods and accept services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers. Under the amendment on October 25, 2013, all business operators shall pay high attention to protect the customers’ privacy and strictly keep it confidential any consumer information they obtain during the business operation. In addition, in extreme situations, pharmaceutical product manufacturers and operators may be subject to criminal liability if their goods or services lead to the death or injuries of customers or other third parties.
Regulations Relating to Commercial Bribery
Pharmaceutical companies involved in a criminal investigation or administrative proceedings related to bribery are listed in the Adverse Records of Commercial Briberies by the provincial health and family planning administrative departments, which have been merged into the provincial health commissions. Pursuant to the Provisions on the Establishment of Adverse Records of Commercial Briberies in the Medicine Purchase and Sales Industry which became effective on March 1, 2014, provincial health commissions formulate the implementing measures for establishment of Adverse Records of Commercial Briberies. If a pharmaceutical company or its agent is listed in the Adverse Records of Commercial Briberies at the provincial level, public medical institutions located in the local provincial level region are prohibited from making any purchase from the company for two years. Where a pharmaceutical company or its agent is listed in the adverse records on two or more occasions within five years, all public medical institutions in China are not permitted to purchase any products from that company for two years.
Regulations Relating to Foreign Exchange
The Foreign Exchange Administration Regulations are the principal regulations governing foreign currency exchange in China. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange ("SAFE") by complying with certain procedural requirements. In contrast, approval from or registration with appropriate government authorities or designated banks is required when RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans.
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
On October 23, 2019, SAFE issued the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment (“Circular 28”), which took effect on the same day. Circular 28 allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, provided that such investments do not violate the effective special entry management measures for foreign investment (negative list) and the target investment projects are genuine and in compliance with laws. Since Circular 28 was only issued recently, its interpretation and implementation in practice are still subject to substantial uncertainty.
Regulations Relating to Dividend Distributions
The principal laws, rules and regulations governing dividend distributions by foreign-invested companies in the PRC are the PRC Company Law, as amended, the Foreign Investment Law and its Implementing Rules. Under these requirements, foreign-invested companies may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and foreign invested PRC companies are required to allocate at least 10% of their respective accumulated after-tax profits each year, if any, to fund certain capital reserve funds until the aggregate amount of these reserve funds have reached 50% of the registered capital of the companies. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.
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
In addition, according to the PRC Social Insurance Law, employers like our PRC subsidiaries in China must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance and housing funds. These payments are made to local administrative authorities, and any employer who fails to contribute may be fined and ordered to pay the deficit amount within a stipulated time limit.
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
Employees
As of January 31, 2020, we had approximately 3,500 employees. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages, and we consider our relations with our employees to be good.
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

Corporate Information
We are an exempted company incorporated in the Cayman Islands with limited liability on October 28, 2010. Any company that is registered in the Cayman Islands but conducts business mainly outside of the Cayman Islands may apply to be registered as an exempted company. The principal executive office of our research and development operations is located at No. 30 Science Park Road, Zhong-Guan-Cun Life Science Park, Changping District, Beijing 102206, PRC. Our telephone number at this address is +86 10 58958000. Our current registered office in the Cayman Islands is located at the offices of Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, Grand Cayman KY1-1108, Cayman Islands. Our website address is www.beigene.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report.
We own various registered trademarks, trademark applications and unregistered trademarks and service marks, including the name "BeiGene" and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders. Solely for convenience, some of the trademarks and trade names in this document are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
Available Information
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC, in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act. Additionally, we make available on our website our securities filings with the HKEx. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC and the HKEx. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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
Risks Related to Commercialization of Our Drugs and Drug Candidates
Our drugs and any future approved drug candidates may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
Our drugs and any future approved drug candidates may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our drugs and drug candidates. In addition, physicians, patients and third-party payors may prefer other novel or generic products to ours. If our drugs and drug candidates do not achieve an adequate level of acceptance, the sales of our drugs may be limited and we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drugs and drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the clinical indications for which our drugs and drug candidates are approved;

•	physicians, hospitals, cancer treatment centers, and patients considering our drugs and drug candidates as safe and effective treatments;

•
government agencies, professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations, and organizations publishing guidelines and recommendations recommending our drugs and reimbursement;

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
If any drugs that we commercialize fail to achieve market acceptance among physicians, patients, hospitals, third-party payors, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue. Even if our drugs achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our drugs, are more cost effective or render our drugs obsolete.

We have limited experience in launching and marketing our internally developed drugs and third-party drugs. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our drugs and third-party drugs, we may not be able to generate substantial product sales revenue.
In 2017, in connection with our strategic collaboration with Celgene Logistics Sàrl, a Bristol-Myers Squibb company ("BMS"), we were granted an exclusive license in the People's Republic of China ("PRC" or "China"), excluding Hong Kong, Macau and Taiwan, to commercialize BMS’s approved cancer therapies, ABRAXANE®, REVLIMID®, and VIDAZA®, and acquired BMS’s commercial operations in China, excluding certain functions. We started marketing BMS’s approved drugs in September 2017.
In October 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA® (which received approval from the National Medical Products Administration ("NMPA") and was made available in China in September 2019), KYPROLIS® and BLINCYTO® and 20 clinical- and late-preclinical-stage oncology pipeline products, and the agreement became effective on January 2, 2020. In connection with this strategic collaboration, we are authorized to commercialize the oncology products of Amgen in China for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. For each pipeline product that is approved in China, we will also have the right to commercialize the pipeline product for seven years in China and the right to retain approximately one of every three approved pipeline assets, up to a total of six, other than AMG 510, for commercialization in China.
In November 2019, our BTK inhibitor BRUKINSA™ (zanubrutinib) received accelerated approval from the FDA as a treatment for mantle cell lymphoma ("MCL") in adult patients who have received at least one prior therapy and we launched BRUKINSA in the United States soon after approval. In December 2019, our anti-PD-1 antibody tislelizumab received approval from the NMPA as a treatment for patients with classical Hodgkin's Lymphoma ("cHL") who have received at least two prior therapies. We expect to launch tislelizumab in China in the first quarter of 2020.
We continue to build our salesforce in China and the United States to commercialize our internally developed drugs (including BRUKINSA and tislelizumab) and third-party drugs, and any additional drugs or drug candidates that we may develop or in-license, which will require significant capital expenditures, management resources and time.
We have limited experience in commercializing our internally developed drugs, such as BRUKINSA and tislelizumab, and third-party drugs, such as ABRAXANE, REVLIMID, and VIDAZA, which we license from BMS, and XGEVA, KYPROLIS and BLINCYTO, which we have the right to commercialize under our strategic collaboration with Amgen. For example, we have limited experience in building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, or managing distributors and a sales force for our drugs. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. As a result, our ability to successfully commercialize our drug may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience launching drugs.
We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable to, or decide not to, further develop internal sales, marketing, and commercial distribution capabilities for any or all of our drugs, we will likely pursue collaborative arrangements regarding the sales and marketing of our drugs. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties. We would have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our drugs ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts for our drugs.
There can be no assurance that we will be able to further develop and successfully maintain internal sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any drug, and as a result, we may not be able to generate substantial product sales revenue.
We face substantial competition, which may result in others discovering, developing, or commercializing competing drugs before or more successfully than we do.
The development and commercialization of new drugs is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer for which we are commercializing our drugs or developing our drug candidates. For example, both BRUKINSA and tislelizumab face substantial competition. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we commercialize or may develop. Our competitors also may obtain approval from the U.S. Food and Drug Administration ("FDA"), NMPA, European Medicines Agency ("EMA") or other comparable regulatory authorities for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and or slow our regulatory approval.
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
In markets with approved therapies, we have and expect to initially seek approval of our drug candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those drugs that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first-line therapy, but there is no guarantee that our drugs and drug candidates, even if approved, would be approved for second-line or first-line therapy.
Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive later stage therapy and who have the potential to benefit from treatment with our drugs and drug candidates, are based on our beliefs and estimates and may prove to be inaccurate or based on imprecise data. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drugs and drug candidates may be limited or may not be amenable to treatment with our drugs and drug candidates. Even if we obtain significant market share for our drugs and drug candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first- or second-line therapy.
If we are not able to continue to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our drugs and drug candidates, and our ability to generate revenue will be materially impaired.
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective, or the biologic drug candidate is safe, pure, and potent, for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In addition to preclinical and clinical data, the new drug application ("NDA") or biologics license application ("BLA") must include significant information regarding the chemistry, manufacturing and controls ("CMC") for the drug candidate. Obtaining approval of an NDA or BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA or BLA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that a submission will be accepted for filing and review by the FDA.
We have limited experience in obtaining regulatory approval for our drug candidates. For example, we have limited experience in preparing the required materials for regulatory submission and navigating the regulatory approval process. As a result, our ability to successfully submit an NDA or BLA and obtain regulatory approval for our drug candidates may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in obtaining regulatory approvals.
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
We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our commercial products and clinical supplies, and if they fail to meet their obligations, the development and commercialization of our drugs and drug candidates could be adversely affected.
We have limited manufacturing capabilities and experience. Our drugs and drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop drugs and drug candidates, apply for regulatory approvals, and commercialize our drugs and drug candidates, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs.
We currently rely on third-party manufacturers to produce commercial quantities of drugs we are marketing, including in-licensed drugs and our internally developed drugs, BRUKINSA and tislelizumab. In addition, if any of our other drug candidates or in-licensed drugs or drug candidates becomes approved for commercial sale, we will need to expand our internal capacity or establish additional third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved drug in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved drug, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved drug could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved drug. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved drug may be delayed or there may be a shortage in supply. Any inability to manufacture our drugs, drug candidates, in-licensed drugs and drug candidates or future approved drugs in sufficient quantities when needed could seriously harm our business and our financial results.
Manufacturers of our approved drugs, if any, must comply with good manufacturing practice ("GMP") requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved drugs may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our drugs, which would seriously harm our business.

We may be subject, directly or indirectly, to applicable anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations in the United States and other jurisdictions, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business.
Additionally, we are subject to state equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply to healthcare services reimbursed by any third-party payor, not just governmental payors, but also private insurers. These laws are enforced by various state agencies and through private actions. Some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or other voluntary industry codes of conduct that restrict the payments made to healthcare providers and other potential referral sources. Several states and local laws also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and require the registration of pharmaceutical sales representatives. State laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties.
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
Neither the U.S. government nor the U.S. courts have provided definitive guidance on the applicability of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, individual imprisonment, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws.
In addition, the approval, commercialization, and other activities related to any of our drugs and drug candidates outside the United States will also likely subject us to non-U.S. equivalents of the healthcare laws such as those mentioned above, among other non-U.S. laws. As with the state equivalents mentioned above, some of these non-U.S. laws may be broader in scope. Data privacy and security laws and regulations in non-U.S. jurisdictions may also be more stringent than those in the United States (such as the European Union ("EU"), which adopted the General Data Protection Regulation, which became effective in May 2018).
If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.
We may explore the licensing of development and/or commercialization rights or other forms of collaboration worldwide, which will expose us to additional risks of conducting business in additional international markets.
Non-U.S. markets are an important component of our strategy. For example, in connection with our collaboration with Amgen we have been granted the right to commercialize three of Amgen’s oncology products in China for five or seven years and will have the option to retain one of the three oncology products to commercialize for as long as the product is sold in

China. We have also agreed to collaborate with Amgen on the global development and commercialization in China of 20 Amgen oncology pipeline products. We initially intend to focus on opportunities in China, in particular. If we fail to obtain licenses or enter into collaborative arrangements with third parties in other markets, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

•
failure of our employees and contracted third parties to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act and other anti-bribery and corruption laws; and

•
business interruptions resulting from geo-political actions, including trade disputes, war and terrorism, disease or public health epidemics, such as the coronavirus impacting China and elsewhere, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

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
Risks Related to Clinical Development and Regulatory Approval of Our Drugs and Drug Candidates
We depend substantially on the success of the clinical development of our drugs and drug candidates. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our drugs and drug candidates, or experience significant delays in doing so, our business will be materially harmed.
Our business depends on the successful development, regulatory approval and commercialization of our drugs and drug candidates for the treatment of patients with cancer, such as BRUKINSA, for which we obtained FDA approval for the treatment for MCL in adult patients who have received at least one prior therapy, and tislelizumab, for which we obtained NMPA approval for the treatment of patients with cHL who have received at least two prior therapies, and other drug candidates we may develop. We have invested a significant portion of our efforts and financial resources in the development of our drugs and drug candidates. The success of our drugs and drug candidates depends on several factors, including:

•	successful enrollment in, and completion of, clinical trials, as well as completion of preclinical studies;

•	favorable safety and efficacy data from our clinical trials and other studies;

•	receipt of regulatory approvals;

•	establishing commercial manufacturing capabilities, either by building facilities ourselves or making arrangements with third-party manufacturers;

•
the performance by contract research organizations ("CROs") or other third parties we may retain of their duties to us in a manner that complies with our protocols and applicable laws and that protects the integrity of the resulting data;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity;

•	ensuring we do not infringe, misappropriate or otherwise violate the valid patent, trade secret or other intellectual property rights of third parties;

•	successfully launching our drugs and drug candidates, if and when approved;

•	obtaining favorable reimbursement from third-party payors for drugs and drug candidates, if and when approved;

•	competition with other products;

•	continued acceptable safety profile following regulatory approval; and

•
manufacturing or obtaining sufficient supplies of our drugs, drug candidates and any competitor drug products that may be necessary for use in clinical trials for evaluation of our drug candidates and commercialization of our drugs.

If we do not achieve and maintain one or more of these factors in a timely manner or at all, we could experience significant delays in our ability or be unable to obtain additional regulatory approvals for and/or to successfully commercialize our drugs and drug candidates, which would materially harm our business and we may not be able to generate sufficient revenues and cash flows to continue our operations.
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
Even if our future clinical trial results show favorable efficacy and impressive durability of anti-tumor responses, not all patients may benefit. For certain drugs, including checkpoint inhibitors, and in certain indications, it is likely that the majority of patients may not respond to the agents at all, some responders may relapse after a period of response and certain tumor types may appear particularly resistant.
If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards ("IRBs"), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; our inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites; manufacturing issues, including problems with manufacturing, supply quality, compliance with current GMP, or obtaining sufficient quantities of a drug candidate for use in a clinical trial or for commercialization; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or not rely on the results of clinical research for various reasons, including noncompliance with regulatory requirements; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our drugs and drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates or commercialization of our drugs may be insufficient or inadequate.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including the size and nature of the patient population and the patient eligibility criteria defined in the protocol, competition from competing companies, and natural disasters or public health epidemics, such as the coronavirus impacting China and elsewhere.
Our clinical trials will likely compete with other clinical trials for drug candidates that are in the same therapeutic areas as our drug candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could delay or prevent completion of these trials and adversely affect our ability to advance the development of our drug candidates.
Risks Related to Extensive Government Regulation
All material aspects of the research, development, manufacturing and commercialization of pharmaceutical products are heavily regulated.
All jurisdictions in which we conduct or intend to conduct our pharmaceutical-industry activities regulate these activities in great depth and detail. We initially intend to focus our activities in the major markets of the United States, China, EU, and other select countries. These geopolitical areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes-some minor, some significant-that make for a more complex and costly regulatory compliance burden for a company like ours that plans to operate in each of these regions.
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, although we obtained FDA approval of BRUKINSA for the treatment of adult patients with MCL who have received at least one prior therapy and NMPA approval of tislelizumab for patients with cHL who have received at least two prior therapies, the FDA and NMPA could later withdraw these approvals. In order to market approved products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. In any event, the receipt of FDA, NMPA or other regulatory approval does not assure ultimate success of our commercialization efforts for our drugs.
The approval processes of regulatory authorities in the United States, China, Europe and other comparable regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA, the NMPA, the EMA, and other comparable regulatory authorities is unpredictable and typically takes many years following the commencement of preclinical studies and clinical trials and depends on numerous factors, including the substantial discretion of the regulatory authorities.
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

The FDA, NMPA, EMA or a comparable regulatory authority may require more information, including additional preclinical, CMC, and/or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.
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
Our development activities and regulatory filings also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or other governments and regulatory authorities.
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
The NMPA has adopted several mechanisms for expedited review and approval for drug candidates that apply to Category 1 drug candidates. While we believe that the Category 1 designation of our internally developed drug candidates should provide us with a significant regulatory, and therefore commercial, advantage over non-Chinese companies seeking to market products in China, we cannot be sure that this will be the case. The pharmaceutical regulatory environment is evolving quickly, and changes in laws, regulations, enforcement and internal policies could result in the “favored” status of Category 1 products changing or being eliminated altogether or our products classification in Category 1 changing. We cannot be certain that the advantages we believe will be conferred by our Category 1 classifications will be realized or result in any material development or commercial advantage.
The absence of patent-linkage, patent-term extension and regulatory exclusivity for NMPA-approved pharmaceutical products could increase the risk of early generic competition with our products in China.
In the United States, the Federal Food, Drug, and Cosmetic Act, as amended by the law commonly referred to as the “Hatch-Waxman Amendments,” provides the opportunity for patent-term restoration of up to five years to reflect patent term lost during certain portions of product development and the FDA regulatory review process. The Hatch-Waxman Amendments also have a process for patent linkage, pursuant to which FDA will stay approval of certain follow-on applications during the pendency of litigation between the follow-on applicant and the patent holder or licensee, generally for a period of 30 months. Finally, the Hatch-Waxman Amendments provide for statutory exclusivities that can prevent submission or approval of certain follow-on marketing applications. For example, federal law provides a five-year period of exclusivity within the United States to the first applicant to obtain approval of a new chemical entity (as defined) and three years of exclusivity protecting certain innovations to previously approved active ingredients where the applicant was required to conduct new clinical investigations to obtain approval for the modification. Similarly, the Orphan Drug Act provides seven years of market exclusivity for certain drugs to treat rare diseases, where FDA designates the drug candidate as an orphan drug and the drug is approved for the designated orphan indication. These provisions, designed to promote innovation, can prevent competing products from entering the market for a certain period of time after FDA grants marketing approval for the innovative product.
In China, however, there is no currently effective law or regulation providing patent term extension, patent linkage, or data exclusivity (referred to as regulatory data protection). Therefore, a lower-cost generic drug can emerge onto the market much more quickly. Chinese regulators have set forth a framework for integrating patent linkage and data exclusivity into the Chinese regulatory regime, as well as for establishing a pilot program for patent term extension. The Economic and Trade Agreement Between the United States of America and the People's Republic of China announced in January 2020 (the "Trade Agreement") also provides for patent linkage systems and patent term extension systems. To be implemented, this framework will require adoption of legislation and regulations. To date, the NMPA has issued several draft implementing regulations in this regard for public comment but no regulations have been formally issued, and these concepts were not included in the revised Drug Administration Law that became effective on December 1, 2019 and contains significant other changes to the drug regulatory landscape in China. These factors result in weaker protection for us against generic competition in China than could be available to us in the United States until the relevant implementing regulations for extension, patent linkage, or data exclusivity are put into effect officially in China.
Chinese manufacturing facilities have historically experienced issues operating in line with established GMPs and international best practices, and passing FDA, NMPA and EMA inspections, which may result in a longer and costlier current GMP inspection and approval process by the FDA, NMPA or EMA for our Chinese manufacturing processes and third-party contract manufacturers.
To obtain FDA, NMPA and EMA approval for our drug candidates in the United States, China and Europe, we will need to undergo strict pre-approval inspections of our manufacturing facilities, which we have located in China, or the manufacturing facilities of our contract manufacturers located in China and elsewhere. Historically, some manufacturing facilities in China have had difficulty meeting the FDA’s, NMPA's or EMA's standards. When inspecting our or our contractors' Chinese manufacturing facilities, the FDA, NMPA or EMA might cite GMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA, NMPA or EMA notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency was remediated to its satisfaction. The FDA, NMPA or EMA may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we cannot satisfy the FDA, NMPA and EMA as to our compliance with GMP in a timely basis, marketing approval for our drug candidates could be seriously delayed, which in turn would delay commercialization of our drug candidates.
Undesirable adverse events caused by our drugs and drug candidates could interrupt, delay or halt clinical trials, delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.
Undesirable adverse events ("AEs") caused by our drugs and drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, NMPA, EMA or other comparable regulatory authorities, or could result in limitations or withdrawal following approvals. If the conduct or results of our trials or patient experience following approval reveal a high and unacceptable severity or prevalence of AEs, our trials could be suspended or terminated and the FDA, NMPA, EMA or other comparable regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates or require us to cease commercialization following approval.
Numerous drug-related AEs and serious AEs ("SAEs") have been reported in our clinical trials. Some of these events have led to patient death. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such disclosure speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events ("IRAEs") have been associated with treatment with checkpoint inhibitors such as tislelizumab, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.
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

•
we may be required to implement a Risk Evaluation Mitigation Strategy ("REMS") for the drug, as is the case with REVLIMID, or, if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a regulatory authority;

•	we may be required to conduct post-market studies; and

•	we could be sued and held liable for harm caused to subjects or patients.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular drug or drug candidate, and could significantly harm our business, results of operations and prospects.
Our drugs and any future approved drug candidates will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs and drug candidates.
Our drugs and any additional drug candidates that are approved will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable regulatory authorities in China and other countries. For example, BRUKINSA and tislelizumab will continue to be subject to post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue. As such, we and our third-party manufacturers will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. Additionally, to the extent we want to make certain changes to the approved products, product labeling, or manufacturing processes, we will need to submit new applications or supplements to regulatory authorities for approval.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
The regulatory approvals for our drugs and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, which could adversely affect the drug’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the drug or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a REMS program or comparable program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and GCP for any clinical trials that we conduct post-approval.
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
In addition, if we are able to obtain accelerated approval of any of our drug candidates, as we have done with the initial approval of BRUKINSA in the United States, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and may also require post-marketing safety studies. Other comparable regulatory authorities outside the United States, such as the NMPA or EMA, may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
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
Reimbursement may be limited or unavailable for our drugs and drug candidates. Even if we are able to commercialize our drugs and any approved drug candidates, the drugs may become subject to unfavorable pricing regulations or third-party reimbursement practices, which could harm our business.
The regulations that govern regulatory approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. The EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.
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
Our ability to commercialize any drugs successfully also will depend in part on the extent to which reimbursement for these drugs and related treatments will be available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.

A primary trend in the global healthcare industry is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.
In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our drugs on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.
Coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable regulatory authorities in other countries. Even if we obtain coverage for a given drug, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our drugs. Patients are unlikely to use our drugs and any approved drug candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the drug. Because some of our drugs and drug candidates have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
Furthermore, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, proposed bills or announced plans intended to, among other things, bring more transparency to drug pricing, set patient spending caps, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer’s patient programs, reform government program reimbursement methodologies for drug products, and allow import of lower-priced drugs from other countries. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be.
In the United States, since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act (the “ACA”), and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.
Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. It is not clear what effect these measures may have on our business if we receive coverage for our drugs and drug candidates

In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. The PRC Ministry of Human Resources and Social Security or provincial or local human resources and social security authorities, together with other government authorities, review the inclusion or removal of drugs from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the "NRDL"), or provincial or local medical insurance catalogues for the National Medical Insurance Program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that our drugs and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have been typically generic and essential drugs. Innovative drugs similar to our drugs and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years.
In addition, in January 2019, the Chinese government launched a national program for volume-based, centralized drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. The program was initially rolled out in 11 pilot cities and was expanded nationwide in September 2019. Under the program, one of the key determining factors for a successful bid is the price. The government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in January 2020, ABRAXANE and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price that will be significantly lower than the price that we have been charging in 2019 and into 2020. Once ABRAXANE is included in the centralized procurement process, we anticipate that demand will increase significantly, which could have a material impact on our commercialization efforts and results of operations. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, especially if one of our drugs is included in the program but does not win the bid, which could have a material adverse effect on our business, financial condition and results of operations.
Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any drug which we commercialize. Obtaining or maintaining reimbursement for our drugs may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug and drug candidate that we in-license or successfully develop.
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
We intend to seek approval to market our drug candidates in the United States, China, Europe and in other jurisdictions. In some non-U.S. countries, for example those in the EU, the pricing of drugs and biologics is subject to governmental control, which can take considerable time even after obtaining regulatory approval. Market acceptance and sales of our drugs will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for drugs and may be affected by existing and future health care reform measures.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our drugs and drug candidates and affect the prices we may obtain.
In the United States, China, the EU and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drugs and any drug candidates for which we obtain regulatory approval. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs and drug candidates.
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
We are a commercial-stage biotechnology company formed in October 2010. Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials of our drug candidates, developing and operating internal manufacturing capabilities, and the commercialization of our in-licensed and internally-discovered drugs. We have limited experience in completing large-scale, pivotal or registrational clinical trials and obtaining, maintaining or expanding regulatory approvals for our drugs and drug candidates. Additionally, we have limited experience in manufacturing, sales, marketing or distribution of pharmaceutical products. We have two internally developed drugs approved for commercial sale and have only generated limited revenue from internally developed product sales. Since September 2017, we have generated revenues from the sale of drugs in China licensed from BMS and we expect to begin generating revenues from our internally developed products in 2020. Our limited operating history, particularly in light of the rapidly evolving cancer treatment field, may make it difficult to evaluate our current business and reliably predict our future performance. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may never become profitable.
Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from BMS. As of December 31, 2019 and 2018, we had an accumulated deficit of $2.0 billion and $1.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase in the near term as we continue and expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, commercialize our drugs and launch new drugs, if approved, maintain and expand regulatory approvals, contribute up to $1.25 billion to the global development of 20 Amgen pipeline assets, and commercialize the drugs that we have licensed from BMS and drugs that we have the right to commercialize under our collaboration with Amgen in China and any other drugs that we may successfully develop or license. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company in the United States and Hong Kong. We will also incur costs in support of our growth as a commercial-stage global biotechnology company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing our approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research, development, manufacturing and commercialization efforts, expand our business or continue our operations.
We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the further development and commercialization of our drugs and drug candidates.
Our drugs and drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $750.3 million and $547.7 million of net cash during the years ended December 31, 2019 and 2018, respectively. We recorded negative net cash flows from operating activities in 2019 and 2018 primarily due to our net losses of $950.6 million and $674.0 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. In January 2020, we received gross proceeds of approximately $2.78 billion from the issuance of our ordinary shares in the form of ADSs to Amgen. Under the collaboration with Amgen, we will equally share profits/losses with Amgen for Amgen’s oncology products in China during each product’s respective commercialization period and will also be eligible to receive royalties on sales of Amgen’s products in China or outside of China in the future, based on specified terms.
Our liquidity and financial condition may be materially and adversely affected by the negative net cash flows, and we cannot assure you that we will have sufficient cash from other sources to fund our operations. If we resort to other financing activities to generate additional cash, we will incur financing costs and we cannot guarantee that we will be able to obtain the financing on terms acceptable to us, or at all, and if we raise financing by issuing further equity securities your interest in our company may be diluted. If we have negative operating cash flows in the future, our liquidity and financial condition may be materially and adversely affected.
We expect to continue to spend substantial amounts on drug discovery, advancing the clinical development of our drug candidates, contributing to the global development of 20 Amgen pipeline assets, developing our manufacturing capabilities and securing drug supply, and launching and commercializing our and our collaborators' drugs and any additional drug candidates for which we receive regulatory approval, including building and maintaining a commercial organization to address markets in China, the United States and other countries.
Since September 2017, we have generated revenues from the sale of drugs in China licensed from BMS, and we expect to begin generating revenues from our internally developed products in 2020. These revenues are not sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investments to meet our projected operating requirements for at least the next 12 months. However, we believe that our existing cash, cash equivalents and short-term investments may not be sufficient to enable us to complete all global development or commercially launch all of our current drugs and drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we may require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

•	our ability to successfully market our approved drugs;

•	the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the outcome, timing and cost of regulatory approvals of our drug candidates;

•	the number and characteristics of drugs and drug candidates that we may in-license and develop;

•	the amount and timing of the development, milestone and royalty payments we receive from our collaborators;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	selling and marketing costs associated with our drugs and any future drug candidates that may be approved, including the cost and timing of expanding our marketing and sales capabilities;

•	the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;

•	cash requirements of any future acquisitions, licensing and/or the development of other drug candidates;

•	the cost and timing of development and completion of commercial-scale internal or outsourced manufacturing activities; and

•	our headcount growth and associated costs.
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
The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy proposed or adopted by the PRC, Australia and other non-U.S. governments. It is difficult to predict how market forces or PRC, Australia, other non-U.S. governments and U.S. government policies may impact the exchange rate of RMB and the U.S. dollar or any other currencies in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the RMB against the U.S. dollar.
Substantially all of our revenues are denominated in U.S. dollars and RMB, and our costs are denominated in U.S. dollars, Australian dollars, RMB and Euro, and a large portion of our financial assets and a significant portion of our debt is denominated in U.S. dollars and RMB. Any significant revaluation of the RMB may materially reduce any dividends payable on our ordinary shares and/or ADSs in U.S. dollars. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends on our

ADSs or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount we would receive.
In addition, there are limited instruments available for us to reduce our foreign currency risk exposure at reasonable costs. Furthermore, we are also currently required to obtain the State Administration of Foreign Exchange ("SAFE")'s approval before converting significant sums of foreign currencies into RMB. All of these factors could materially and adversely affect our business, financial condition, results of operations and prospects, and could reduce the value of, and dividends payable on, our ordinary shares and/or ADSs in foreign currency terms.
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $618.0 million and $712.9 million, restricted cash of $2.8 million and $27.8 million and short-term investments of $364.7 million and $1.1 billion at December 31, 2019 and 2018, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of December 31, 2019 and 2018, our short-term investments consisted of U.S. Treasury securities.
Although we believe that U.S. Treasury securities are of high credit quality, concerns about, or a default by, one or more institutions in the market could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and/or patent applications at a reasonable cost or in a timely manner. As a result, we may not be able to prevent competitors from developing and commercializing competitive drugs in all such fields and territories.
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
In addition, under the PRC Patent Law, any organization or individual that applies for a patent in a foreign country for an invention or utility model accomplished in China is required to report to the National Intellectual Property Administration, or NIPA, for security examination. Otherwise, if an application is later filed in China, the patent right will not be granted.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States, PRC and other countries. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the "USPTO") or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings or similar proceedings in foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs or drug candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize drugs or drug candidates without infringing, misappropriating or otherwise violating third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge the priority of our invention or other features of patentability of our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology, drugs, and drug candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our technology or drugs or drug candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
Furthermore, although various extensions may be available, the life of a patent and the protection it affords, is limited. For example, the approved cancer therapies we have licensed from BMS in China, ABRAXANE, REVLIMID, and VIDAZA, face or are expected to face competition from generic medications, and we may face similar competition for any approved drugs even if we successfully obtain patent protection. Manufacturers of generic drugs may challenge the scope, validity or enforceability of our patents in court, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. The issued patents and pending patent applications, if issued, for our drugs and drug candidates are expected to expire on various dates as described in “Part I-Item 1-Business-Intellectual Property” of our Annual Report on Form 10-K for the year ended December 31, 2019. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.
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
Filing, prosecuting, maintaining and defending patents on drugs or drug candidates in all countries throughout the world could be prohibitively expensive for us, and our intellectual property rights in some non-U.S. countries can have a different scope and strength than do those in the United States. In addition, the laws of certain non-U.S. countries do not protect intellectual property rights to the same extent as U.S. federal and state laws do. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing drugs made using our inventions in and into the United States or non-U.S. jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and further, may export otherwise infringing drugs to non-U.S. jurisdictions where we have patent protection, but where enforcement rights are not as strong as those in the United States. These drugs may compete with our drugs and drug candidates and our patent rights or other intellectual property rights may not be effective or adequate to prevent them from competing. In addition, we may not be able to enforce patents that we in-license from third parties, who may delay or decline to enforce patents in the licensed territory.
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
We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful. Our patent rights relating to our drugs and drug candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable non-U.S. authority.
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
In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our drugs or drug candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our drugs or drug candidates. Such a loss of patent protection could have a material adverse impact on our business.

We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.
If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our drugs or drug candidates.
Our commercial success depends in part on our avoiding infringement of the valid patents and other intellectual property rights of third parties. We are aware of numerous issued patents and pending patent applications belonging to third parties that exist in fields of our drugs and drug candidates. There may also be third-party patents or patent applications of which we are currently unaware, and given the dynamic area in which we operate, additional patents are likely to issue that relate to aspects of our business. There is a substantial amount of litigation and other claims and proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drugs and drug candidates may give rise to claims of infringement of the patent rights of others.
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
If third parties bring successful claims against us for infringement of their intellectual property rights, we may be subject to injunctive or other equitable relief, which could prevent us from developing and commercializing one or more of our drugs and drug candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim against us of infringement or misappropriation, or a settlement by us of any such claims, we may have to pay substantial damages, including treble damages and attorneys’ fees in the case of willful infringement, pay royalties or redesign our infringing drugs and drug candidates, which may be impossible or require substantial time and cost. In the event of an adverse result in any such litigation, or even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our drugs or drug candidates. Any such license might not be available on reasonable terms or at all. In the event that we are unable to obtain such a license, we would be unable to further develop and commercialize one or more of our drug and drug candidates, which could harm our business significantly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could significantly harm our business.
We are aware of U.S. patents with claims covering certain antibodies that are relevant to tislelizumab for which patents are expected to expire in 2023 or 2024; complexes of irreversible BTK inhibitors that are relevant to BRUKINSA for which the patent is expected to expire in 2027; and the use of PARP inhibitors to treat certain cancers that are relevant to pamiparib for which patents are expected to expire between 2027 and 2031. We are also aware of issued patents in Europe and China relevant to pamiparib. Although we believe that the relevant claims of these patents would likely be held invalid, we can provide no assurance that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims of one or more of these patents were to be upheld upon a validity challenge, and our related drug or drug candidate was to be approved for sale in the United States before the expiration of the relevant patents, we would need a license to commercialize the drug or drug candidate in the United States before the expiration of the relevant patents. In addition, depending upon the circumstances, we may need licenses for jurisdictions outside of the United States where we wish to commercialize a particular drug or drug candidate before the expiration of corresponding patents covering that drug or drug candidate. In such cases, we can provide no assurance that we would be able to obtain a license or licenses on commercially reasonable terms or at all, which could materially and adversely affect our business.
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
If we do not obtain patent term extension and regulatory exclusivity for any drugs or drug candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any drugs or drug candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of drug approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, no patent term extension system has been established in the PRC yet, and implementation of the patent term extension proposed in the Innovation Opinion and the Trade Agreement may not occur quickly. As a result, the patents we have in the PRC are not yet eligible to be extended for patent term lost during clinical trials and the regulatory review process. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our drugs or drug candidates.
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
In addition to our issued patent and pending patent applications, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position and to protect our drugs and drug candidates. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, any of these parties may breach such agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us and our competitive position would be harmed.

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
Risks Related to Our Reliance on Third Parties
If we fail to maintain an effective distribution channel for our drugs, our business and sales of the relevant drugs could be adversely affected.
We rely on third-party distributors to distribute our approved drugs. For example, we rely on a sole third-party distributor to distribute BMS’s approved cancer therapies, ABRAXANE, REVLIMID, and VIDAZA, and multiple third-party distributors for the distribution of BRUKINSA and tislelizumab. We also expect to rely on third-party distributors to distribute our other internally developed drug products, if approved, and the oncology products of Amgen to be commercialized by us in China under the collaboration with Amgen. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our drugs to the relevant markets where we generate market demand through our sales and marketing activities. However, we have relatively limited control over our distributors, who may fail to distribute our drugs in the manner we contemplate. For example, while we have long-standing business relationship with our sole distributor for the in-licensed products from BMS, the agreement we entered into with our sole distributor can be terminated by both parties upon six months’ written notice. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our products to hospitals, medical institutions and sub-distributors, they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our drugs is interrupted, our sales volumes and business prospects could be adversely affected.
We rely on third parties to manufacture at least a portion of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
Although we currently have manufacturing facilities that may be used for clinical-scale manufacturing and processing and are building a biologics manufacturing facility in China, we intend to at least partially rely on outside vendors to manufacture supplies and process our drugs and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") and entered into a commercial supply agreement for BRUKINSA with Catalent Pharma Solutions, LLC ("Catalent"). In addition, we rely on BMS and its third-party manufacturers for supply of ABRAXANE, REVLIMID, and VIDAZA in China. We will be dependent on Amgen for the supply of the drugs that we plan to develop and commercialize in China under the collaboration with Amgen. We have limited experience in manufacturing or processing our drugs and drug candidates on a commercial scale, including BRUKINSA and tislelizumab. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
Although we intend to further develop our own manufacturing facilities, we also intend to use third parties as part of our manufacturing process and for the clinical and commercial supply of our drugs and drug candidates. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA, NMPA, EMA or other comparable regulatory authorities must evaluate and/or approve any manufacturers as part of their regulatory oversight of our drugs and drug candidates. This evaluation would require new testing and GMP-compliance inspections by FDA, NMPA, EMA or other comparable regulatory authorities;

•
our manufacturers may have little or no experience with manufacturing our drugs and drug candidates, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our drugs and drug candidates;

•
our third-party manufacturers might be unable to timely manufacture our drugs and drug candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. For example, we encountered supply disruptions of ABRAXANE in 2019, which may recur in the future;

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

•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our drugs and drug candidates;

•
raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects; and

•
our contract manufacturers and critical drug component suppliers may be subject to disruptions in their business, including unexpected demand for or shortage of raw materials or components, cyber-attacks on supplier systems, labor disputes or shortage and inclement weather, as well as natural or man-made disasters.

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
Currently, the raw materials for our manufacturing activities are supplied by multiple source suppliers, although portions of our supply chain may rely on sole source suppliers. We have agreements for the supply of drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. For example, the COVID-19 outbreak could have a broad impact on the production and supplies of active ingredients or other raw materials and result in a potential shortage of supply, as a large portion of such active ingredients or raw materials used by drug manufacturers worldwide are from China. Therefore, drug manufacturers including us could be negatively impacted.
Manufacturers of drug and biological products often encounter difficulties in production, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing process (including the absence of contamination). These problems include logistics and shipping, difficulties with production costs and yields, quality control, including stability of the product, product testing, operator error, availability of qualified personnel, as well as compliance with strictly enforced federal, state and non-U.S. regulations. Furthermore, if contaminants are discovered in the supply of our drugs and drug candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our drugs and drug candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our drugs for commercial sale and our drug candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to begin new clinical trials at additional expense or terminate clinical trials completely.
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
Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by regulatory authorities and/or approval of the manufacturing process and procedures in accordance with applicable requirements. This review may be costly and time consuming and could delay or prevent the launch of a product or impact commercialization or continuous supply of approved drugs. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.
We rely on third parties to conduct our preclinical studies and clinical trials and we must work effectively with collaborators to develop our drug candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drugs and drug candidates and our business could be substantially harmed.
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
Our future revenues are dependent on, among other factors, our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration agreement and to work effectively with collaborators to develop our drugs and drug candidates, including to obtain regulatory approval. Our arrangements with collaborators will be critical to successfully bringing products to market and commercializing them. We rely on collaborators in various respects, including to undertake research and development programs and conduct clinical trials, manage or assist with the regulatory filings and approval process and to assist with our commercialization efforts. We do not control our collaborators; therefore, we cannot ensure that these third parties will adequately and timely perform all of their obligations to us. If they fail to complete the remaining studies successfully, or at all, it could delay, adversely affect or prevent regulatory approval. We cannot guarantee the satisfactory performance of any of our collaborators and if any of our collaborators breach or terminate their agreements with us, we may not be able to successfully commercialize the licensed product which could materially and adversely affect our business, financial condition, cash flows and results of operations.
We have entered into collaborations and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our research, development and commercialization efforts with respect to our drugs and drug candidates and any future drugs and drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business.
In August 2017, we acquired Celgene Corporation's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, ABRAXANE, REVLIMID, and VIDAZA (the “BMS China License”). On October 31, 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA, KYPROLIS and BLINCYTO and 20 clinical- and late-preclinical-stage oncology pipeline products. We are authorized to commercialize the three oncology products in China for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. For each pipeline product that is approved in China, we have the right to commercialize the pipeline product for seven years in China and the right to retain approximately one of every three approved pipeline assets, up to a total of six, other than AMG 510, for commercialization in China.
Our strategic collaborations with Amgen and BMS involve numerous risks. For our collaboration with Amgen, we cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaboration. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations with Amgen or BMS for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the BMS China License in 2017, was terminated in June 2019 in advance of the acquisition of Celgene by BMS, and we received a $150 million payment and regained global rights to tislelizumab. The termination of the collaboration agreement for tislelizumab did not impact the BMS China License, which remains in effect.
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
We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drugs and drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drugs and drug candidates as having the requisite potential to demonstrate safety and efficacy or commercial viability. If and when we collaborate with a third party for development and commercialization of a drug or drug candidate, we can expect to relinquish some or all of the control over the future success of that drug or drug candidate to the third party. For any drugs or drug candidates that we may seek to in-license from third parties, we may face significant competition from other pharmaceutical or biotechnology companies with greater resources or capabilities than us, and any agreement that we do enter may result in the anticipated benefits.
Further, collaborations involving our drugs and drug candidates are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

•
collaborators may not pursue development and commercialization of our drugs and drug candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive drugs, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;

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

•
disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our drugs and drug candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drugs and drug candidates; and

•
collaborators may own or co-own intellectual property covering our drugs that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, we may not be able to realize the benefit of current or future collaborations, strategic partnerships or the license of our third-party drugs and drug candidates if we are unable to successfully integrate such products with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drugs and drug candidates or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.
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
At the beginning of 2019, we had 2,070 employees, and we ended the year with 3,359 employees, an increase of approximately 62%. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, manufacturing, sales, marketing, financial and other personnel. Our recent growth and any future growth will impose significant added responsibilities on members of management, including:

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
As a public company in the United States and Hong Kong, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the listing rules of the Nasdaq Stock Market ("Nasdaq"), and The Stock Exchange of Hong Kong Limited (the "HKEx"), and incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), together with rules implemented by the U.S. Securities and Exchange Commission, or SEC, and applicable market regulators, and the listing rules of the Nasdaq and HKEx. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We have limited experience in complying with Section 404, and such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our ordinary shares and/or ADSs could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC, HKEx or other applicable regulatory authorities and our business could be harmed.
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

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For example, in connection with the Amgen transaction, we issued to Amgen a total of 206,635,013 ordinary shares in the form of ADSs, representing 20.5% of the issued share capital of the Company after giving effect to the share issuance, which resulted in Amgen becoming our largest shareholder and the ownership of our existing shareholders being diluted.
PRC regulations and rules concerning mergers and acquisitions, including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the "M&A Rules"), and other recently adopted regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC (the "MOFCOM") be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, according to the Anti-Monopoly Law of the PRC and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings (the "Prior Notification Rules") issued by the State Council, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the State Administration of Market Regulation (the "SAMR") when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In addition, the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the "Security Review Rules") issued by the MOFCOM specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.
We may also be subject to similar review and regulations in other jurisdictions, such as the laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (the "CFIUS") and other agencies, including the Foreign Investment Risk Review Modernization Act (the "FIRRMA"), adopted in August 2018.
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
We are subject to the Foreign Corrupt Practices Act (the "FCPA"). The FCPA generally prohibits us from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We are also subject to the anti-bribery and corruption laws of other jurisdictions, particularly China. The anti-bribery laws in China generally prohibit companies and their intermediaries from making payments to government officials for the purpose of obtaining or retaining business or securing any other improper advantage. As our business has expanded, the applicability of the FCPA and other anti-bribery and corruption laws to our operations has increased.
We do not fully control the interactions our employees, distributors and third-party promoters have with hospitals, medical institutions and doctors, and they may try to increase sales volumes of our products through means that constitute violations of United States, PRC or other countries’ anti-corruption and related laws. If our employees, distributors or third-party promoters engage in corrupt or other improper conduct that results in violation of applicable anti-corruption laws in the United States, PRC or other jurisdictions, our reputation could be harmed. Furthermore, we could be held liable for actions taken by our employees, distributors or third-party promoters, which could expose us to regulatory investigations and penalties.
Although we have policies and procedures designed to ensure that we, our employees and our agents comply with anti-bribery laws, there is no assurance that such policies or procedures will prevent our agents, employees and intermediaries from engaging in bribery activities. Our procedures and controls to monitor anti-bribery and corruption compliance may fail to protect us from reckless or criminal acts committed by our employees or agents. If we, due to either our own deliberate or inadvertent acts or those of others, fail to comply with applicable anti-bribery and corruption laws, our reputation could be harmed and we could incur criminal or civil penalties, including but not limited to imprisonment, criminal and civil fines, suspension of our ability to do business with the government, denial of government reimbursement for our products and/or exclusion from participation in government healthcare programs, other sanctions and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.
If we or our CROs or contract manufacturing organizations ("CMOs") fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We and third parties, such as our CROs or CMOs, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. In addition, our construction projects can only be put into operation after certain regulatory procedures with the relevant administrative authorities in charge of environmental protection, health and safety have been completed. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources or insurance coverage. We also could incur significant costs associated with civil or criminal fines and penalties.
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
Our internal information technology systems, or those used by our CROs, CMOs, or other collaborators, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization programs.
Despite the implementation of security measures, our internal information technology systems and those of our CROs, CMOs and other collaborators, contractors and consultants are vulnerable to damage from internal or external events, such as computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures, which compromise the confidentiality, integrity and availability of the systems. Although to our knowledge we have not experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our research, development, manufacturing, gaining regulatory approval for our drug candidates and commercialization efforts and our business operations.
In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors.

These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could cause loss of data, damage to system and data and leave us unable to utilize key business systems or access important data needed to operate our business, including conducting research and development, gaining regulatory approval for our drug candidates or manufacturing and selling our products. Our CROs, CMOs or other collaborators, contractors or consultants may face similar risks, and service disruptions or security breaches of their systems could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information or expose our confidential data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks, or other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our CROs, CMOs and other collaborators, contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks that could adversely affect our business and operations and/or result in the loss or exposure of critical, proprietary, private, confidential or otherwise sensitive data, which could result in financial, legal, business or reputational harm to us.
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

Regulatory authorities in Europe have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the General Data Protection Regulation (EU) 2016/679 ("GDPR"), which became effective in May 2018, imposes a broad range of strict requirements on companies subject to the GDPR, such as us, including, but not limited to, requirements relating to having legal bases for processing personal information, including personal health data, relating to identifiable individuals and transferring such information outside the European Economic Area (including to the United States), providing information to those individuals regarding the data processing of their personal information, implementing safeguards to keep personal information secure and confidential, having data processing agreements with third parties who process personal information, acquiring consent of the individuals to whom the personal data relates, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, and recordkeeping. The GDPR imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States, and also imposes restrictions on cross-border data transfers. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10 million or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20 million or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Given the new law, we face uncertainty as to the exact interpretation of the new requirements, and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Despite our best efforts to comply, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. National laws of member states of the EU are in the process of being adapted to the requirements under the GDPR. Because the GDPR specifically gives member states flexibility with respect to certain matters, national laws may partially deviate from the GDPR and impose different obligations from country to country, leading to additional complexity and uncertainty. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.
Regulatory authorities in China have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the Cyber Security Law of the PRC (the "Cyber Security Law"), which became effective in June 2017, created China’s first national-level data protection for “network operators,” which may include all organizations in China that provide services over the internet or another information network. Numerous regulations, guidelines and other measures are expected to be adopted under the umbrella of the Cyber Security Law. Drafts of some of these measures have now been published, including the draft rules on cross-border transfer of personal information published by the China Cyberspace Administration in 2017 and 2019, which may, upon enactment, require security review before transferring human health-related data out of China. In addition, certain industry- specific laws and regulations affect the collection and transfer of personal data in China. For example, the Regulation on the Administration of Human Genetic Resources promulgated by the State Council (the “HGR Regulation”), which became effective on July 1, 2019, applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by foreign entities and individuals from sampling or biobanking any China HGR in China and require approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross- border transfer of the HGR material is also required. The HGR Regulation also requires that foreign parties should ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. If the Chinese parties fail to comply with data protection laws, regulations and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, it could result in a loss of our confidential information and subject us to litigation and government enforcement actions. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, potentially resulting in confiscation of HGR samples and associated data and administrative fines, disgorgement of illegal gains, or temporary or permanent debarment of our entities and responsible persons from further HGR projects. In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.
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
We may be restricted from transferring our scientific data from China abroad.
In March 2018, the General Office of the State Council promulgated the Measures for the Management of Scientific Data (the "Scientific Data Measures"), which provides a broad definition of scientific data and relevant rules for the management of scientific data in China. According to the Scientific Data Measures, enterprises in China must seek governmental approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Further, any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. Given that the term state secret is not clearly defined, if and to the extent our research and development of drug candidates will be subject to the Scientific Data Measures and any subsequent laws as required by the relevant government authorities, we cannot assure you that we can always obtain relevant approvals for sending scientific data (such as the results of our preclinical studies or clinical trials conducted within China) abroad or to our foreign partners in China. If we are unable to obtain necessary approvals in a timely manner, or at all, our research and development of drug candidates may be hindered, which may materially and adversely affect our business, results of operations, financial condition and prospects. If the relevant government authorities consider the transmission of our scientific data to be in violation of the requirements under the Scientific Data Measures, we may be subject to fines and other administrative penalties imposed by those government authorities.
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
Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers and other contractors and consultants, could be subject natural or man-made disasters, public health epidemics or other business interruptions, for which we are predominantly self-insured. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. The occurrence of any of these business interruptions could seriously harm our operations and financial condition and increase our costs and expenses. We partially rely on third-party manufacturers to produce and process our drugs and drug candidates. Our ability to obtain supplies of our drugs and drug candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disasters, public health epidemics or other business interruptions. Damage or extended periods of interruption to our or our vendors' corporate, development, research or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry, public health epidemics or other events could cause us to delay or cease development or commercialization of some or all of our drugs and drug candidates. Although we maintain insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. For example, the COVID-19 outbreak could negatively impact our business and our financial performance. Our clinical development and commercial efforts could be delayed or otherwise negatively impacted, as patients may be reluctant to go to the hospitals to receive treatment. Additionally, the commercial or clinical supply of our drugs and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.
Our business and results of operations could be adversely affected by public health crises and natural catastrophes or other disasters outside of our control in the locations in which we, our suppliers, CROs, CMOs and other contractors operate.

Our global operations expose us to risks associated with public health crises, such as epidemics and pandemics, natural catastrophes, such as earthquakes, hurricanes, typhoons, or floods,  or other disasters such as fires, explosions and terrorist activity or war that are outside of our control, including government reactions due to such events. Our business operations and those of our suppliers, CROs, CMOs and other contractors may potentially suffer interruptions caused by any of these events.
In December 2019, the COVID-19 virus began to impact the population of Wuhan, China and other cities. The COVID-19 outbreak has caused the Chinese government to implement various temporary measures, including quarantines of Wuhan and surrounding areas, travel and work restrictions at the national level, and the shutdown of certain businesses. As a result, our operations in China have and may continue to be impacted by delays in business activities and commercial transactions, workplace disruptions, and general uncertainties about the adverse impact on the Chinese economy. We expect that the COVID-19 outbreak will have a negative impact on our operations in China, including clinical trial recruitment and participation, regulatory interactions and inspections, and commercial revenue, particularly in the first quarter of 2020 and possibly longer depending on the scope and duration of the disruption.
Currently, it is unclear if the Chinese government will further extend any of the current restrictions or if further measures will be put into place.  Additionally, the COVID-19 virus has spread to other countries outside of China, which has caused a broader impact globally, such as restrictions on travel and quarantine policies put into place by businesses and governments. The potential economic impact brought by and the duration of the COVID-19 outbreak may be difficult to assess or predict, where actual effects will depend on many factors beyond our control. The extent to which the COVID-19 outbreak impacts our operations remains uncertain, and we are closely monitoring its impact on us. Our business and results of operations could be adversely affected directly, as well as to the extent that the COVID-19 outbreak or any other epidemic harms the Chinese, United States, and global economy in general.
Product liability claims or lawsuits could cause us to incur substantial liabilities.
We face an inherent risk of product liability as a result of the commercialization of our drugs in China and the United States and the clinical testing and any future commercialization of our drug candidates globally. For example, we may be sued if our drugs or drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under applicable consumer protection acts. If we cannot successfully defend ourselves against or obtain indemnification from our collaborators for product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drugs and drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: decreased demand for our drugs; injury to our reputation; withdrawal of clinical trial participants and inability to continue clinical trials; initiation of investigations by regulators; costs to defend the related litigation; a diversion of management’s time and our resources; substantial monetary awards to trial participants or patients; product recalls, withdrawals or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any drug or drug candidate; and a decline in our ADS or ordinary share price.
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
Because we operate in China and other countries outside of the United States, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements such as Export Administration Regulations promulgated by the United States Department of Commerce and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the CFIUS and other agencies, including the FIRRMA adopted in August 2018; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy, such as the COVID-19 outbreak impacting China and elsewhere; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. For example, the withdrawal of the United Kingdom from the EU effective on January 31, 2020, commonly referred to as “Brexit,” may cause increased economic volatility, affecting our operations and business. In addition, on July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates London Interbank Offered Rate (“LIBOR”), announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021, and it is anticipated that LIBOR will be phased out and replaced by 2022. While various replacement reference rates have been proposed, an alternative reference rate to LIBOR has not yet been widely adopted. As such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments.
We manufacture and intend to continue to manufacture ourselves at least a portion of our drug candidates and our drugs, if approved. Delays in completing and receiving regulatory approvals for our manufacturing facilities, or damage to, destruction of or interruption of production at such facilities, could delay our development plans or commercialization efforts.
We currently have manufacturing facilities in Beijing, Guangzhou, and Suzhou, China. These facilities may encounter unanticipated delays and expenses due to a number of factors, including regulatory requirements. If construction or expansion, regulatory evaluation and/or approval of our facilities are delayed, we may not be able to manufacture sufficient quantities of our drugs and drug candidates, which would limit our development and commercialization activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources.
In addition to the similar manufacturing risks described in “Risks Related to Our Reliance on Third Parties,” our manufacturing facilities will be subject to inspection in connection with clinical development and new drug approvals and ongoing, periodic inspection by the FDA, NMPA, EMA or other comparable regulatory agencies to ensure compliance with GMP and other regulatory requirements. Our failure to follow and document our adherence to such GMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drug candidates or the commercialization of our drugs. We also may encounter problems with the following:

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
To supply commercial quantities for our marketed products, produce our drugs in the quantities that we believe will be required to meet anticipated market demand, and to supply clinical drug material to support the continued growth of our clinical programs, we will need to increase, or “scale up,” the production process by a significant factor over the initial level of production, which will require substantial additional expenditures and various regulatory approvals and permits. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our drugs in a sufficient quantity to meet future demand.

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
The nature of our international operations subjects us to local, state, regional and national tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Additionally, tax rules governing cross-border activities are continually subject to modification as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. For example, the Cayman Islands has enacted the International Tax Co-operation (Economic Substance) Law (2020 Revision) (the “Economic Substance Law”), which originally took effect on January 1, 2019, and which is accompanied by Guidance on Economic Substance for Geographically Mobile Activities (Version 2.0; April 30, 2019) published by the Cayman Islands Tax Information Authority. The Economic Substance Law embraces a global initiative to combat BEPS and demonstrates the continued commitment of the Cayman Islands to international best practice. The Economic Substance Law provides that relevant entities that existed before January 1, 2019 and that had been conducting relevant activities by that date must comply with the economic substance requirements from July 1, 2019, and relevant entities that are established from January 1, 2019 onwards have to comply with the requirements from the date they commence the relevant activity. Although we believe that we currently are not required to comply with the economic substance requirements under the Economic Substance Law, we cannot predict any changes to the legislation or its interpretation in the future. If we are subject to compliance with the economic substance requirements in the future, our business and results of operations could be negatively impacted if we are required to make changes to our business in order to gain compliance or if we fail to comply.
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
If we are not able to successfully develop and commercialize Amgen’s oncology products in China, the expected benefits of the collaboration will not materialize.
We have a Collaboration Agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on (i) the commercialization of Amgen’s oncology products XGEVA, KYPROLIS and BLINCYTO in China, and (ii) the global development and commercialization in China of 20 Amgen clinical- and late-preclinical-stage pipeline products. The Amgen transaction involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
Risks Related to Our Doing Business in the PRC
The pharmaceutical industry in China is highly regulated, and such regulations are subject to change, which may affect approval and commercialization of our drugs and drug candidates.
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
Due to our extensive operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments, such as the ongoing trade war between the United States and China. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors of the PRC. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the PRC government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and results of operation. More generally, if the business environment in the PRC deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in the PRC may also be adversely affected.
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
The Foreign Investment Law of the PRC (the “Foreign Investment Law”) and the Implementing Rules to the Foreign Investment Law of the PRC (the “Implementing Rules”) came into force on January 1, 2020. The Foreign Investment Law and the Implementing Rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Foreign Investment Law and its Implementing Rules are drafted at a level of general principle, there is a reasonable possibility that various other new regulations and legislative changes will be issued to implement the Foreign Investment Law. There are still uncertainties with respect to the interpretation and implementation of the Foreign Investment Law and the Implementing Rules. For example, the Foreign Investment Law and its Implementing Rules provide that foreign invested entities established according to the previous laws regulating foreign investment prior to the implementation of the Foreign Investment Law may maintain their structure and corporate governance within a five-year transition period. It is uncertain whether the PRC governmental authorities may require us to adjust the structure and corporate governance of certain of our PRC subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory compliance requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly.
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
We and our directors, executive officers and other employees who are PRC residents have participated in our employee equity plans. We are an overseas listed company, and therefore, we and our directors, executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted share units, restricted shares, options or other forms of equity incentives or rights to acquire equity are subject to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plan of Overseas Publicly Listed Company, according to which, employees, directors, supervisors and other management members participating in any share incentive plan of an overseas publicly listed company who are PRC citizens or who are non-PRC citizens residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, are required to register with the SAFE through a domestic qualified agent, which could be a PRC subsidiary of such overseas listed company, and complete certain other procedures. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under PRC law.
Some of our existing shareholders, each of whom owns our ordinary shares as a result of exercising share options, are PRC residents under the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles ("SAFE Circular 37"). These shareholders have undertaken to (i) apply to register with local SAFE branch or its delegated commercial bank as soon as possible after exercising their options, and (ii) indemnify and hold harmless us and our subsidiaries against any loss suffered arising from their failure to complete the registration. We do not have control over such shareholders and our other beneficial owners and cannot assure you that all of our PRC-resident beneficial owners have complied with, and will in the future comply with, SAFE Circular 37 and subsequent implementation rules.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2019 and 2018, these restricted assets totaled $109.6 million and $93.3 million, respectively.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us.
In response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, China’s People’s Bank of China ("PBOC") and the SAFE promulgated a series of capital control measures, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments.
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
The Enterprise Income Tax Law (the "EIT Law") and its implementation rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. As a result, dividends paid to us by our PRC subsidiaries are expected to be subject to PRC withholding tax at a rate of 10%.
Pursuant to the Arrangement between Mainland China and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income (the "Hong Kong Tax Treaty"), BeiGene HK, the shareholder of some of our PRC subsidiaries, may be subject to a withholding tax at a rate of 5% on dividends received from our PRC operating subsidiaries as a Hong Kong tax resident. Pursuant to the Hong Kong Tax Treaty, subject to certain conditions, this reduced withholding tax rate will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The SAT promulgated SAT Circular 9 in February 2018, which became effective from April 2018 and stipulates that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong and there is no assurance that the reduced withholding tax rate will be available.

We may be treated as a resident enterprise for PRC tax purposes under the EIT Law and we may therefore be subject to PRC income tax on our worldwide taxable income. Dividends payable to foreign investors and gains on the sale of our ADSs or ordinary shares by our foreign investors may become subject to PRC tax.
Under the EIT Law an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax ("EIT") purposes. The implementing rules of the EIT Law define “de facto management bodies” as “management bodies that exercise substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies ("Circular 82") specifies that certain Chinese-controlled offshore incorporated enterprises, defined as enterprises incorporated under the laws of foreign countries or territories and that have PRC enterprises or enterprise groups as their primary controlling shareholders, will be classified as resident enterprises if all of the following are located or resident in China: (i) senior management personnel and departments that are responsible for daily production, operation and management; (ii) financial and personnel decision-making bodies; (iii) key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and (iv) half or more of senior management or directors having voting rights. The State Administration of Taxation (the "SAT") has subsequently provided further guidance on the implementation of Circular 82.
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
Pursuant to the Bulletin on Issues of Enterprise Income Tax and Indirect Transfers of Assets by Non-PRC Resident Enterprises ("Bulletin 7"), which was amended by the Announcement on Issues Relating to Withholding at Source of Income Tax on Non-resident Enterprises issued by SAT ("Announcement 37"), an “indirect transfer” of “PRC taxable assets,” including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in the PRC or if its income mainly derives from the PRC; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be reported on with the enterprise income tax filing of the PRC establishment or place of business being transferred and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax at the rate of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements. Late payment of applicable tax will subject the transferor to default interest. Gains derived from the sale of shares by investors through a public stock exchange are not subject to the PRC enterprise income tax pursuant to Bulletin 7 where such shares were acquired in a transaction through a public stock exchange. As such, the sale of the ADSs or ordinary shares on a public stock exchange will not be subject to PRC enterprise income tax pursuant to Bulletin 7. However, the sale of our ordinary shares or ADSs by a non-PRC resident enterprise outside a public stock exchange may be subject to PRC enterprise income tax under Bulletin 7.
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
Local governments in the PRC have granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grant and subsidies recognized in the income statement for the years ended December 31, 2019 and 2018 were $6.2 million and $4.4 million, respectively.
The audit report included in our Annual Report on Form 10-K filed with the SEC is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the "PCAOB"), and as such, investors are deprived of the benefits of such inspection.
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
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress, which if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the NASDAQ Global Market of issuers included on the SEC’s list for three consecutive years. Enactment of this legislation or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of our ADSs and ordinary shares could be adversely affected. It is unclear if this proposed legislation will be enacted. Furthermore, there has been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. If any such policies were to materialize, the resulting legislation, if it were to apply to us, would likely have a material adverse impact on our business and the price of our ADSs and ordinary shares.
Proceedings instituted by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act.
In December 2012, the SEC brought administrative proceedings against five accounting firms in China, including our independent registered public accounting firm, alleging that they had refused to produce audit work papers and other documents related to certain other PRC-based companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms appealed to the SEC against this decision. In February 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. These firms’ ability to continue to serve all their respective clients is not affected by the settlement. The settlement requires these firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission (the "CSRC"). If these firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings. The settlement did not require these firms to admit to any violation of law and preserves these firms’ legal defenses in the event the administrative proceeding is restarted. In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding PRC-based, U.S.-listed companies and the market price of the ADSs and/or ordinary shares may be adversely affected.
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
The trading price of our ordinary shares and/or ADSs can be volatile and fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition, the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in Hong Kong or the United States may affect the volatility in the price of and trading volumes for our ordinary shares and/or ADSs. Some of these companies have experienced significant volatility. The trading performances of these PRC companies’ securities may affect the overall investor sentiment towards other PRC companies listed in Hong Kong or the United States and consequently may impact the trading performance of our ordinary shares and/or ADSs.
In addition to market and industry factors, the price and trading volume for our ordinary shares and/or ADSs may be highly volatile for specific business reasons, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional drug candidates; variations in the level of expenses related to our existing drugs and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on results of operations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business, our competitors or our industry; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares or ADSs; sales or perceived potential sales of additional ordinary shares or ADSs by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the United States or Hong Kong equity markets; changes in accounting principles; trade disputes or U.S.-China government relations; and changes or developments in the United States, PRC, EU or global regulatory environment.
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
As of February 14, 2020, 1,007,975,711 ordinary shares, par value $0.0001 per share, were outstanding, of which 846,730,482 ordinary shares were held in the form of 65,133,114 ADSs, each representing 13 ordinary shares.
We filed a registration statement with the SEC on behalf of certain shareholders on May 26, 2017, registering 299,279,370 ordinary shares in the form of 23,021,490 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units and under our employee share purchase plan. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares and/or ADSs could decline. We have also granted certain registration rights with respect to the shares issued to BMS in the event that they are not eligible for sale under Rule 144. Amgen also has specified registration rights upon expiration of the lock-up.
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
As a result of the above, public shareholders may have more difficulty protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a Hong Kong company or a U.S. company.
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
If a shareholder that brings any such claim or proceeding is unable to obtain the judgment sought, the attorneys’ fees and other litigation expenses that might be shifted to a claiming party may be significant. This fee-shifting article, therefore, may dissuade or discourage current or former shareholders (and their attorneys) from initiating lawsuits or claims against us. In addition, it may impact the fees, contingency or otherwise, required by potential plaintiffs’ attorneys to represent our shareholders or otherwise discourage plaintiffs’ attorneys from representing our shareholders at all. As a result, this article may limit the ability of shareholders to affect the management and direction of our company, particularly through litigation or the threat of litigation.
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
The depositary for the ADSs is entitled to charge holders fees for various services including for the issuance of ADSs upon deposit of ordinary shares, cancellation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company ("DTC"), the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time. Additionally, dealings in the ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty.
Holders of the ADSs may not receive distributions on our ordinary shares or any value for them if it is illegal or impractical to make them available to you.
The depositary of the ADSs has agreed to pay you the cash dividends or other distributions it or the custodian for the ADSs receives on our ordinary shares or other deposited securities after deducting its fees and expenses. You will receive these distributions in proportion to the number of our ordinary shares that your ADSs represent. However, the depositary is not responsible for making such payments or distributions if it is unlawful or impractical to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities that require registration under the Securities Act of 1933, as amended (the "Securities Act"), but that are not properly registered or distributed pursuant to an applicable exemption from registration. The depositary is not responsible for making a distribution available to any holders of ADSs if any government approval or registration required for such distribution cannot be obtained after reasonable efforts made by the depositary. We have no obligation to take any other action to permit the distribution of the ADSs, ordinary shares, rights or anything else to holders of the ADSs. This means that you may not receive the distributions we make on our ordinary shares or any value for them if it is illegal or impractical for us to make them available to you. These restrictions may materially reduce the value of your ADSs.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 68% of our outstanding ordinary shares as of February 14, 2020. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” (“PFIC”) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the current and expected composition of our income and assets, we do not presently expect to be a PFIC for the current taxable year. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year.  In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years. Further, U.S. investors should be aware that we determined we were a PFIC for 2016.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease all of our facilities other than our manufacturing facility in Guangzhou, China and our offices and laboratories in Changping, Beijing, and believe that our facilities are currently suitable and sufficient to meet our needs. We also lease an aggregate of approximately 53,000 square meters of office space at approximately 25 other locations across China, the United States and Europe, in cities such as Beijing, Shanghai, Suzhou, and Guangzhou, China; Cambridge, Massachusetts; Ridgefield Park, New Jersey; Emeryville and San Mateo, California; and Basel, Switzerland, primarily for our offices and for our manufacturing facility in Suzhou, China, pursuant to leases with various expiration dates, with the latest expiring in 2024. We intend to add new facilities or expand existing facilities as we add employees and enter new locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Please refer to “Note 23: Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for further information on our real property leases.
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
Our American Depositary Shares ("ADSs") have been publicly traded on the NASDAQ Global Select Market under the symbol “BGNE” since February 3, 2016. Our ordinary shares have been publicly traded on the HKEx under the stock code “06160” since August 8, 2018.
Shareholders
As of January 31, 2020, we had approximately 160 holders of record of our ordinary shares and nine holders of record of our ADSs. This number does not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
Dividend Policy
Our board of directors has adopted a dividend policy. As stated in such policy, we currently intend to retain all available funds and earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Subject to the applicable law and our amended and restated articles of association, any future determination to pay dividends will be made at the discretion of our board of directors and may be based on a number of factors, including our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. If we pay dividends in the future, in order for us to distribute dividends to its shareholders and holders of ADSs, we may rely to some extent on any dividends distributed by our PRC subsidiaries. PRC regulations may restrict the ability of our PRC subsidiaries to pay dividends to us. This dividend policy reflects our board of directors’ current views on our financial and cash flow position. We intend to continue to review our dividend policy from time to time, and there can be no assurance that dividends will be paid in any particular amount, if at all, for any given period.
We have never declared or paid any dividends on our ordinary shares or any other securities. We currently intend to retain all available funds and earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. If we pay dividends in the future, in order for us to distribute dividends to our shareholders, we will rely to some extent on any dividends distributed by our PRC subsidiaries. Any dividend distributions from our PRC subsidiaries to us will be subject to PRC withholding tax. In addition, PRC regulations currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits as determined in accordance with its articles of association and the accounting standards and regulations in China.
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
The following graph shows the total stockholder return of an investment of $100 in cash at market close on February 3, 2016 (the first day of trading of our ADSs) through December 31, 2019 for our ADSs, the NASDAQ Composite Index (U.S.), and the NASDAQ Biotechnology Index.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	2/3/16	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
BeiGene, Ltd.	100.00	103.50	105.23	108.79	107.20	129.27	158.90	365.32	345.06	593.22	542.83	608.12	495.27	466.10	437.68	432.42	585.31
NASDAQ Composite	100.00	105.84	105.60	116.17	118.10	130.06	135.47	143.69	153.10	157.06	167.44	179.86	148.75	173.75	180.47	180.80	203.33
NASDAQ Biotechnology	100.00	97.63	96.54	108.60	99.57	110.37	116.84	125.89	121.12	121.19	124.92	138.91	110.38	127.54	124.67	113.92	138.10
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
PRC Taxation
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Statements of Operations:
Revenue:
Product revenue, net	$222,596	$130,885	$24,428	$—	$—
Collaboration revenue	205,616	67,335	213,959	1,070	8,816
Total revenues	428,212	198,220	238,387	1,070	8,816
Expenses
Cost of sales - product	(71,190)	(28,705)	(4,974)	—	—
Research and development (1)	(927,338)	(679,005)	(269,018)	(98,033)	(58,250)
Selling, general and administrative	(388,249)	(195,385)	(62,602)	(20,097)	(7,311)
Amortization of intangible assets	(1,326)	(894)	(250)	—	—
Total expenses	(1,388,103)	(903,989)	(336,844)	(118,130)	(65,561)
Loss from operations	(959,891)	(705,769)	(98,457)	(117,060)	(56,745)
Interest income (expense), net	9,131	13,947	(4,108)	383	559
Changes in fair value of financial instruments	—	—	—	(1,514)	(1,826)
Other income (expense), net	7,174	1,993	11,501	(972)	910
Loss before income tax expense	(943,586)	(689,829)	(91,064)	(119,163)	(57,102)
Income tax (expense) benefit	(6,992)	15,796	(2,235)	(54)	—
Net loss	(950,578)	(674,033)	(93,299)	(119,217)	(57,102)
Less: net loss attributable to noncontrolling interest	(1,950)	(264)	(194)	—	—
Net loss attributable to BeiGene, Ltd.	$(948,628)	$(673,769)	$(93,105)	$(119,217)	$(57,102)
Loss per share attributable to BeiGene, Ltd, basic and diluted (2)	$(1.22)	$(0.93)	$(0.17)	$(0.30)	$(0.52)
Weighted-average shares outstanding, basic and diluted	780,701,283	720,753,819	543,185,460	403,619,446	110,597,263

(1)	Included in research and development expense is $50 million and $89 million of upfront payments related to collaboration agreements entered into in 2019 and 2018, respectively (see Note 3).

(2)
See Note 17 to our audited consolidated financial statements appearing elsewhere in this Annual Report for a description of the method used to calculate basic and diluted loss per share of ordinary shares.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and restricted cash	$620,775	$740,713	$239,602	$87,514	$17,869
Short-term investments	364,728	1,068,509	597,914	280,660	82,617
Working capital	862,384	1,697,390	763,509	339,341	71,097
Total assets	1,612,289	2,249,684	1,046,479	405,813	116,764
Total liabilities	633,934	496,037	362,248	52,906	42,445
Preferred shares	—	—	—	—	176,084
Noncontrolling interest	16,150	14,445	14,422	—	—
Total equity (deficit)	978,355	1,753,647	684,231	352,907	(101,765)

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
Information pertaining to fiscal year 2017 was included in our Annual Report on Form 10-K for the year ended December 31, 2018 beginning on page 94 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on February 28, 2019.
Overview
We are a global commercial-stage biotechnology company focused on developing and commercializing innovative molecularly-targeted and immuno-oncology cancer therapeutics. We started as a research and development company in Beijing in 2010. Over the last ten years, we have developed into a fully-integrated global biotechnology company, with significant commercial, manufacturing, and research and development capabilities.
We have built substantial commercial capabilities in China and the United States, and are currently marketing two internally-developed drugs and three in-licensed drugs. We also anticipate introducing five more in-licensed drugs into the China market in the next one to two years. In the United States, we market BRUKINSA™ (zanubrutinib) for adult patients with mantle cell lymphoma ("MCL") who have received at least one prior therapy and in China, we have received marketing approval and are in the process of launching tislelizumab for patients with classical Hodgkin’s Lymphoma ("cHL") who have received at least two prior therapies. We have filed four additional supplementary new drug applications ("sNDA") for regulatory approvals in China and are planning for launches in these additional indications in 2020. Our in-licensed portfolio includes ABRAXANE®, REVLIMID® and VIDAZA®, which we have been marketing in China since 2017 under a license from Celgene Logistics Sàrl, a Bristol-Myers Squibb company (“BMS”). We plan on launching additional in-licensed products in China from our collaborations, including XGEVA® (denosumab), KYPROLIS® (carfilzomib) and BLINCYTO® (blinatumomab) from Amgen Inc. ("Amgen"), and SYLVANT® (siltuximab) and QARZIBA® ▼ (dinutuximab beta), from EUSA Pharma ("EUSA").
We have built deep clinical development capabilities, including a more than 1,100-person global clinical development team that is running over 60 ongoing or planned clinical trials that have enrolled over 7,500 patients and healthy subjects. We are conducting late-stage clinical trials of BRUKINSA and tislelizumab, including 26 registration or registration-enabling trials in 15 discrete cancer indications. Our internal research capabilities have yielded another late-stage asset, pamiparib, and five other internally-developed drug candidates are currently in early-stage clinical development. In addition, we have been able to leverage our capabilities and China’s rising importance as a clinical science center to expand our clinical and pre-clinical portfolio with in-licensed drug candidates. We are also working with high-quality contract manufacturing organizations ("CMOs") to manufacture our internally-developed commercial and clinical products in China and globally and have built state-of-the-art small molecule and biologic manufacturing facilities in China to support the launches and potential future demand of our internally-developed products.
Based on the strength of our China-inclusive global development and commercial capabilities, we have entered into collaborations with leading pharmaceutical and biotechnology companies to develop and commercialize innovative medicines in China and the Asia-Pacific region. In October 2019, we entered into a strategic collaboration with Amgen pursuant to which we have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA, KYPROLIS and BLINCYTO in China, and the global development and future commercialization in China of up to 20 of Amgen's clinical- and late pre-clinical-stage pipeline products, including AMG 510, Amgen’s first-in-class investigational KRAS G12C inhibitor.
Recent Developments
On January 13, 2020, we entered into an exclusive development and commercialization agreement for the orphan biologic products SYLVANT and QARZIBA in Greater China with EUSA Pharma ("EUSA"). Under the terms of the agreement, EUSA has granted us exclusive rights to SYLVANT in Greater China and to QARZIBA in mainland China. Under the agreement, we have agreed to fund and undertake all clinical development and regulatory submissions in the territories, and plan to launch and commercialize both products once approved. EUSA received a $40 million upfront payment and will be eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $160 million. EUSA will also be eligible to receive tiered royalties on future product sales.

On January 2, 2020, following approval by our shareholders and satisfaction of other closing conditions, we announced the closing of our global strategic oncology collaboration with Amgen for the commercialization and development in China of Amgen’s XGEVA, KYPROLIS, and BLINCYTO, and the joint global development of 20 oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. In connection with the collaboration, Amgen purchased a 20.5% stake in BeiGene for approximately $2.8 billion in cash at $174.85 per American Depositary Share ("ADS").
On December 27, 2019, we announced that our anti-PD-1 antibody tislelizumab received approval from the China National Medical Products Administration ("NMPA") as a treatment for patients with cHL who have received at least two prior therapies. The new drug application ("NDA") was previously granted priority review by the NMPA.
On December 22, 2019, we announced that the NMPA accepted a supplemental new drug application (sNDA) for REVLIMID (lenalidomide), in combination with rituximab, for the treatment of patients with relapsed or refractory indolent lymphoma (follicular lymphoma or marginal zone lymphoma).
On November 14, 2019, we announced that BRUKINSA received accelerated approval from the United States Food and Drug Administration (FDA) as a treatment for MCL in adult patients who have received at least one prior therapy.
Coronavirus Disease 2019 (COVID-19)
We expect that the worldwide health crisis of the coronavirus disease (COVID-19) will have a negative impact on our operations in China, including clinical trial recruitment and participation, regulatory interactions and inspections, and commercial revenue, particularly in the first quarter of 2020 and possibly longer depending on the scope and duration of the disruption. We continue to execute on our clinical development, regulatory and commercialization goals in China and are working to minimize delays and disruptions.
Components of Operating Results
Revenue
We began generating product revenue in September 2017 through our in-license agreement with BMS to distribute the approved cancer therapies ABRAXANE, REVLIMID and VIDAZA in China. Following FDA approval on November 14, 2019, we launched our first internally developed drug, BRUKINSA, in the United States. Revenues from product sales are recognized when there is a transfer of control from the Company to the customer. The Company determines transfer of control based on when the product is delivered, and title passes to the customer. Revenues from product sales are recognized net of variable consideration resulting from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on contractual terms, historical experience and trend analysis. We expect revenue from product sales to increase in 2020 as we launch our internally developed drugs, BRUKINSA and tislelizumab, and launch additional in-licensed products from our collaborations with Amgen and EUSA and continue to expand our efforts to promote our existing commercial products.
In January 2020, we were notified that our tender offer for ABRAXANE was one of the winning tenders in China’s centralized procurement process, with a reduction from the current pricing, which is expected to take effect in the second quarter of 2020. Once ABRAXANE is included in the centralized procurement process, we anticipate that demand will increase significantly, although at a significantly lower price than we have been charging during 2019 and into 2020, which could have a material impact on our commercialization efforts and results of operations.
To date, we have also recorded revenue from our 2017 collaboration and license agreement with BMS for tislelizumab, which was terminated in June 2019. Under this agreement, we received an upfront payment related to the license fee, which was recognized upon the delivery of the license right. Additionally, the portion of the upfront payment related to the reimbursement of undelivered research and development services was deferred and recognized over the performance period of the collaboration arrangement. We recognized the remainder of the deferred research and development services revenue balance upon termination of the collaboration agreement. We also received research and development reimbursement revenue for the basket study trials that BMS opted into through the termination of the collaboration agreement. Pursuant to the terms of the termination agreement, we received a one-time payment of $150 million in June 2019. The entire payment was recognized in the period the termination occurred, as we had no further performance obligations under the collaboration. We also recognized revenue for upfront license fees and milestone payments from a prior collaboration agreement with Merck KGaA, Darmstadt Germany during the years ended December 31, 2017 and 2018, respectively.
Expenses

Cost of Sales
Cost of sales includes the acquisition costs of our commercial products that have been sold during the period. To date, cost of sales has consisted of the cost of products purchased from BMS and distributed in the People's Republic of China ("PRC" or "China"). Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory is depleted and additional inventory is manufactured.
Research and Development Expenses
Research and development expenses consist of the costs associated with our research and development activities, conducting preclinical studies and clinical trials and activities related to regulatory filings. Our research and development expenses consist of:

•
expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, and consultants that conduct and support our clinical trials and preclinical studies;

•	costs of comparator drugs in certain of our clinical trials;

•	manufacturing costs related to pre-commercial activities;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations;

•	employee‑related expenses, including salaries, benefits, travel and share‑based compensation expense for research and development personnel;

•	in-process research and development costs expensed as part of collaboration agreements entered into; and

•	other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.
Our current research and development activities mainly relate to the clinical advancement of our internally-developed drug candidates:

•	zanubrutinib, an investigational small molecule inhibitor of BTK;

•	tislelizumab, an investigational humanized monoclonal antibody against PD‑1;

•	pamiparib, an investigational small molecule inhibitor of PARP1 and PARP2;

•	lifirafenib, a novel small molecule inhibitor of both the monomer and dimer forms of BRAF;

•	BGB-A333, an investigational humanized monoclonal antibody against PD-L1;

•	BGB-A425, an investigational humanized monoclonal antibody against TIM-3;

•	BGB-A1217, an investigational humanized monoclonal antibody against TIGIT; and

•	BGB-11417, an investigational small molecular inhibitor of Bcl-2.
Research and development activities also include costs associated with in-licensed drug candidates, including:

•	sitravatinib, an investigational, spectrum-selective kinase inhibitor in clinical development by Mirati Therapeutics, Inc. ("Mirati");

•	ZW25 and ZW49, two bispecific antibody-based product candidates targeting HER2, under development by Zymeworks Inc.; and

•	BA3071, an investigational CAB-CTLA-4 antibody, under development by BioAtla LLC.
We expense research and development costs when we incur them. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us. We expense the manufacturing costs of our internally-

developed products that are used in clinical trials as they are incurred, as research and development expense. We do not allocate employee‑related costs, depreciation, rental and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.
At this time, it is difficult to estimate or know for certain, the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our internally-discovered drugs and drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our drugs and drug candidates. This is due to the numerous risks and uncertainties associated with developing such drugs and drug candidates, including the uncertainty of:

•	successful enrollment in and completion of clinical trials;

•	establishing an appropriate safety profile;

•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;

•	receipt of marketing approvals from applicable regulatory authorities;

•
successfully launching and commercializing our drugs and drug candidates, if and when approved, whether as monotherapies or in combination with our internally discovered drug candidates or third‑party products;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drugs and drug candidates;

•	continued acceptable safety profiles of the products following approval;

•	competition from competing products; and

•	retention of key personnel.
A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs, timing and viability associated with the development of that drug candidate.
Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, as we continue to support the clinical trials of our drugs and drug candidates as treatments for various cancers and as we move these drugs and drug candidates into additional clinical trials, including potential pivotal trials. There are numerous factors associated with the successful commercialization of any of our drugs and drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development and commercial programs and plans.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support planned increases in commercialization activities with respect to ABRAXANE , REVLIMID , VIDAZA and tislelizumab in China and BRUKINSA in the United States and the preparation for launch and potential commercialization of our in-licensed products from our collaborations with Amgen and EUSA and internally-discovered drugs and drug candidates, if approved. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our drugs and drug candidates as treatments for various cancers and the initiation of clinical trials for potential new indications or drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance. We also anticipate increased legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company with our ADSs and ordinary shares listed for trading on The NASDAQ Global Select Market and Hong Kong Stock Exchange, respectively.

Interest Income (Expense), Net
Interest Income
Interest income consists primarily of interest generated from our cash and short‑term investments in money market funds, time deposits, U.S. treasury securities and U.S. agency securities.
Interest Expense
Interest expense consists primarily of interest on our long‑term bank loans and shareholder loan.
Other Income (Expense), Net
Other income consists primarily of government grants and subsidies received that involve no conditions or continuing performance obligations by us, realized and unrealized gains and losses related to foreign currency exchange rates and gains on the sale of investments.
Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Product revenue, net	$222,596	$130,885	$91,711	70%
Collaboration revenue	205,616	67,335	138,281	205%
Total revenues	428,212	198,220	229,992	116%
Expenses
Cost of sales - product	(71,190)	(28,705)	(42,485)	148%
Research and development	(927,338)	(679,005)	(248,333)	37%
Selling, general and administrative	(388,249)	(195,385)	(192,864)	99%
Amortization of intangible assets	(1,326)	(894)	(432)	48%
Total expenses	(1,388,103)	(903,989)	(484,114)	54%
Loss from operations	(959,891)	(705,769)	(254,122)	36%
Interest income (expense), net	9,131	13,947	(4,816)	(35)%
Other income, net	7,174	1,993	5,181	260%
Loss before income tax expense	(943,586)	(689,829)	(253,757)	37%
Income tax (expense) benefit	(6,992)	15,796	(22,788)	(144)%
Net loss	(950,578)	(674,033)	(276,545)	41%
Less: Net loss attributable to noncontrolling interest	(1,950)	(264)	(1,686)	639%
Net loss attributable to BeiGene, Ltd.	$(948,628)	$(673,769)	$(274,859)	41%

Revenue
Total revenue increased by $230.0 million to $428.2 million for the year ended December 31, 2019, from $198.2 million for the year ended December 31, 2018. The following table summarizes the components of our revenue for the year ended December 31, 2019 and 2018, respectively:

	Year Ended
	December 31,		Changes
	2019	2018	$	%
Product revenue	$222,596	$130,885	$91,711	70%
Collaboration revenue:
Reimbursement of research and development costs	27,634	56,776	(29,142)	(51)%
Research and development service revenue	27,982	10,559	17,423	165%
Other	150,000	—	150,000	NM
Total collaboration revenue	205,616	67,335	138,281	205%
Total	$428,212	$198,220	$229,992	116%
Net product revenue was $222.6 million for the year ended December 31, 2019, which related primarily to sales of ABRAXANE, REVLIMID and VIDAZA in China. We began recognizing product revenue with sales to our distributors in China, beginning in September 2017 following the closing of our strategic collaboration with BMS. For the year ended December 31, 2019, ABRAXANE, REVLIMID and VIDAZA represented 50%, 36% and 14%, respectively, of net product revenue for our marketed products in China. Following FDA approval on November 14, 2019, we launched our first internally developed drug, BRUKINSA, in the United States. We had $130.9 million product revenue for the year ended December 31, 2018. Collaboration revenue totaled $205.6 million for the year ended December 31, 2019, and was comprised primarily of a $150.0 million payment received upon termination of the collaboration agreement with BMS for tislelizumab, as well as the revenue recognition of previously deferred amounts. Additionally, we recognized $27.6 million for the reimbursement of research and development costs for the clinical trials that BMS had opted into prior to the agreement being terminated.
Collaboration revenue was $67.3 million for the year ended December 31, 2018, and was comprised of $56.8 million for the reimbursement of research and development costs for the clinical trials that BMS had opted into, $9.1 million related to the recognition of deferred revenue for upfront fees allocated to undelivered research and development services to BMS and $1.5 million research and development services for achieving a milestone under the collaboration agreement with Merck KGaA, Darmstadt Germany.
Cost of Sales
Cost of sales increased to $71.2 million for the year ended December 31, 2019 from $28.7 million for the year ended December 31, 2018, primarily due to increased volume of sales compared to the prior year. Cost of sales for the year ended December 31, 2019 consisted entirely of the cost of products purchased from BMS and distributed in the PRC.
Research and Development Expense
Research and development expense increased by $248.3 million, or 36.6%, to $927.3 million for the year ended December 31, 2019, from $679.0 million for the year ended December 31, 2018. The following table summarizes external clinical, external non-clinical and internal research and development expense for the year ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Changes
	2019	2018	$	%
	(dollars in thousands)
External cost of clinical-stage programs	$410,670	$291,176	$119,494	41%
In-process research and development expense	50,000	89,000	(39,000)	(44)%
External cost of non-clinical-stage programs	79,153	55,600	23,553	42%
Internal research and development expenses	387,515	243,229	144,286	59%
Total research and development expenses	$927,338	$679,005	$248,333	37%

The increase in external research and development expense was primarily attributable to the advancement of our clinical and preclinical drug candidates, and included the following:

•
Increases of approximately $51.8 million and $64.9 million, respectively, for zanubrutinib and tislelizumab. The expense increases were primarily due to the expansion of clinical trials, including trials that were initiated in late 2018 or early 2019, including Phase 3 studies in patients with R/R CLL and treatment-naïve patients with MCL for zanubrutinib and treatment-naïve patients with gastric cancer and esophageal cancer for tislelizumab. In addition, the continuation of enrollment in ongoing pivotal trials for both drug candidates contributed to the period over period increase in expenses.

•	A decrease of $39.0 million related to in-process research and development expense due to lower upfront payments made under collaboration agreements compared to the prior year; and

•	External spending for our non-clinical-stage programs, which was primarily related to manufacturing costs for pre-commercial activities and costs associated with our preclinical candidates.
The increase in internal research and development expense was primarily attributable to the expansion of our development organization and our clinical and preclinical pipeline, and included the following:

•	$66.2 million increase in employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•	$21.9 million increase in share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;

•	$4.8 million increase in materials and reagent expenses, mainly in connection with the in-house manufacturing of drug candidates used for clinical purposes;

•
$6.9 million increase in consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates;

•	$44.5 million increase of depreciation, travel, meeting and conferences, facility and IT allocable expenses, office expense, rental fees and other expenses to support the growth of our organization.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $192.9 million, or 98.7%, to $388.2 million for the year ended December 31, 2019, from $195.4 million for the year ended December 31, 2018. The increase was primarily attributable to the following:

•
$55.7 million increase in employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the expansion of our commercial organizations in China and the United States;

•	$25.1 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;

•
$28.3 million increase in professional fees and consulting for general and administrative activities, including legal, recruiting, information technology, tax, accounting and audit services, mainly in connection with our growing business;

•	$51.9 million increase in external selling and marketing expenses, including market access studies, meeting and seminar expenses, promotional activities, and sponsorship and grant expenses; and

•
$31.9 million increase in facility expenses, rental fees, office expenses, travel and meals expenses and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China and the United States.

Interest Income (Expense), Net
Interest income (net) decreased to $9.1 million for the year ended December 31, 2019, from $13.9 million for the year ended December 31, 2018. The decrease in interest income was primarily attributable to a decrease in interest income on our short-term investment balances.

Other Income, Net
Other income, net increased by $5.2 million to $7.2 million for the year ended December 31, 2019, from $2.0 million for the year ended December 31, 2018. The increase was mainly attributable to increases in gain on the sale of investments and government grants and subsidies received in 2019.
Income Tax (Expense) Benefit
Income tax expense was $7.0 million for the year ended December 31, 2019 compared with $15.8 million of income tax benefit for the year ended December 31, 2018. In the year ended December 31, 2019, the increase in income tax expense was mainly attributable to an increase in income tax expense in certain of our PRC subsidiaries and a reduction of US deferred tax benefit attributable to increased research tax credits and stock compensation tax deductions, offset by establishment of a partial valuation allowance.
Liquidity and Capital Resources
Since our inception in 2010, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $950.6 million and $674.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $2.0 billion. Our primary use of cash is to fund our research and development activities and to support the commercialization of our products in China and the United States and planned additional product launches in China and the United States. Our operating activities used $750.3 million and $547.7 million for the years ended December 31, 2019 and 2018, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017.
As of December 31, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $985.5 million, including approximately $123.7 million in cash and cash equivalents and $2.0 million of restricted cash held by our joint venture, BeiGene Biologics, to continue phased construction of our commercial biologics facility in Guangzhou, China and to fund research and development of our biologics drug candidates in China. On January 2, 2020, we received approximately $2.8 billion from the sale of our ADSs to Amgen in connection with the closing of our strategic collaboration, which is not included in our December 31, 2019 financial statements.
The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$740,713	$239,602
Net cash (used in) provided by operating activities	(750,269)	(547,717)
Net cash provided by (used in) investing activities	554,163	(637,613)
Net cash provided by financing activities	85,680	1,690,537
Net effect of foreign exchange rate changes	(9,512)	(4,096)
Net (decrease) increase in cash, cash equivalents and restricted cash	(119,938)	501,111
Cash, cash equivalents and restricted cash at end of period	$620,775	$740,713
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
Operating Activities
Operating activities used $750.3 million of cash for the year ended December 31, 2019, which resulted principally from our net loss of $950.6 million and an increase in our net operating assets and liabilities of $10.8 million, offset by non-cash charges of $211.1 million. The increase in our net operating assets was primarily due to an increase of $8.6 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, an increase of $20.8 million in other non-current assets primarily related to prepayments for acquiring long-term assets, an increase of $29.8 million in accounts receivable on products sales from our collaboration with BMS, a decrease of $28.0 million in deferred revenue, an increase of $12.3 million in inventories, and an increase of $11.5 million in operating lease right-of-use assets, all of which had a negative impact on operating cash flow. These cash uses were partially offset by an increase of $66.3 million in accounts payable and accrued expenses related to payments for external research and development costs, payroll-related costs and selling, general and administrative expenses to support our growing business, an increase of $8.5 million in other long-term liabilities primary related to government subsidies, and a decrease in unbilled receivables of $8.6 million related to the BMS collaboration, an increase of $7.6 million in taxes payable, and an increase of $9.2 million in operating lease liabilities, all of which have a positive impact on operating cash flow. Our non-cash charges and other adjustments to our net loss during the year ended December 31, 2019 primarily consisted of $134.2 million of share-based compensation expense, $69.0 million of acquired in-process research and development related to upfront payments in our license agreements with Ambrx, BioAtla, Seattle Genetics and termination of our collaboration agreement with Merck KGaA, Darmstadt Germany, $8.0 million of non-cash interest expense and $18.6 million of depreciation expense, offset by $9.2 million related to deferred tax benefits, $3.9 million of amortization of bond discount and $5.6 million of disposal gain on available-for-sale securities and property and equipment.
Operating activities used $547.7 million of cash for the year ended December 31, 2018, which resulted principally from our net loss of $674.0 million and an increase in our net operating assets and liabilities of $17.2 million, offset by non-cash charges of $143.5 million. The increase in our net operating assets was primarily due to an increase of $46.3 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, an increase of $40.2 million in other non-current assets primarily related to prepayments for acquiring long-term assets, an increase of $11.6 million in accounts receivable on products sales from our collaboration with BMS, a decrease of $9.1 million in deferred revenue, an increase of $5.3 million in inventories and a decrease of $3.4 million in taxes payable, all of which had a negative impact on operating cash flow. These cash uses were partially offset by an increase of $74.0 million in accounts payable and accrued expenses related to payments for external research and development costs, payroll-related costs and selling, general and administrative expenses to support our growing business, an increase of $17.0 million in other long-term liabilities primary related to government subsidies, and a decrease in unbilled receivables of $7.7 million related to the BMS and other collaborations, all of which have a positive impact on operating cash flow. Our non-cash charges and other adjustments to our net loss during the year ended December 31, 2018 primarily consisted of $87.1 million of share-based compensation expense, $70.0 million of acquired in-process research and development related to upfront payments in our license agreements with Mirati and Zymeworks, $7.8 million of non-cash interest expense and $10.4 million of depreciation expense, offset by $21.9 million related to deferred tax benefits, $8.0 million of amortization of bond discount and $1.9 million of disposal gain on available-for-sale securities and property and equipment.
Investing Activities
Investing activities provided $554.2 million of cash for the year ended December 31, 2019, which was primarily due to cash proceeds from the sale and maturities of investment securities of $1.9 billion, partially offset by purchases of investment securities of $1.2 billion, $69.0 million of in-process research and development related to our license agreements with Ambrx, BioAtla, Seattle Genetics and the termination of our collaboration agreement with Merck KGaA, Darmstadt Germany, and capital expenditures of $89.6 million primarily related to our Guangzhou and Suzhou manufacturing facilities.
Investing activities used $637.6 million of cash for the year ended December 31, 2018, which was primarily due to purchases of investment securities of $2.6 billion, $70.0 million of in-process research and development related to our license agreements with Mirati and Zymeworks, $38.3 million of total costs related to the acquisition of our Changping facility, and capital expenditures of $70.3 million primarily related to our Guangzhou and Suzhou manufacturing facilities. These cash uses were offset by sales and maturities of investment securities of $2.2 billion.
Financing Activities
Financing activities provided $85.7 million of cash for the year ended December 31, 2019, which was primarily due to $67.5 million from bank loans to fund our Guangzhou manufacturing facility and Shanghai working capital and $47.0 million from the exercise of employee share options. These sources of cash were partially offset by $32.8 million for repayments of our Suzhou manufacturing facility and Shanghai working capital bank loans.
Financing activities provided $1.7 billion of cash for the year ended December 31, 2018, which was primarily due to $757.6 million of net proceeds from our follow-on public offering of ADSs in January 2018, $869.7 million of net proceeds from our follow-on public offering in August 2019 and the initial listing of our ordinary shares on The Hong Kong Stock Exchange Limited in August 2018, $42.3 million from a new long-term bank loan to fund our Guangzhou manufacturing facility, and $29.7 million from the exercise of employee share options. These sources of cash were partially offset by a $8.7 million repayment of a bank loan for our Suzhou manufacturing facility.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash (from product sales) and require a significant amount of RMB-denominated cash to pay our obligations. Since the reporting currency of the Company is the U.S. dollar, periods of volatility may have a significant impact on our consolidated cash balances.
Operating Capital Requirements
We have exclusive rights to distribute and promote BMS’s approved cancer therapies in China, for which we began recognizing revenue in the third quarter of 2017. We received accelerated approval from the FDA for BRUKINSA as a treatment for MCL in adult patients who have received at least one prior therapy on November 14, 2019; and regulatory approval from the NMPA for tislelizumab as a treatment for patients with cHL who have received at least two prior therapies on December 27, 2019. We launched BRUKINSA in the United States in November 2019 and expect to launch tislelizumab in China in 2020. However, we do not expect to generate significant revenue from product sales of our internally-developed drugs and drug candidates unless and until we obtain regulatory approval for additional indications of our currently approved drugs. We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our drugs and drug candidates, commercialize our approved products and prepare for commercialization and begin to commercialize any future approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing of our in-licensed drug products as well as our internally developed products that are either approved or in late-stage clinical trials. We may need additional funding prior to generating sufficient cash from operations to fund our continuing operations.
Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of December 31, 2019, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. In addition to the cash, cash equivalents and short-term investments as of December 31, 2019, we received $2.8 billion in cash upon Amgen's purchase of a 20.5% equity stake in the Company on January 2, 2020. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally, and the shared development costs of Amgen's 20 oncology pipeline products and additional in-licensed drug candidates; our other ongoing and planned clinical trials; regulatory filing and registration of our late-stage drug candidates; expansion of our commercial operations in China and the U.S. and the launch of our in-licensed commercial drug portfolio and late-stage drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we expect in our current operating plan. Because of the numerous risks and uncertainties associated with the development and commercialization of our drugs and drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.
Our future capital requirements will depend on many factors, including:

•	our ability to successfully commercialize our internally developed and in-licensed drugs;

•	the costs, timing and outcome of regulatory reviews and approvals;

•	the ability of our drug candidates to progress through clinical development successfully;

•	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;

•	the number and characteristics of the drugs and drug candidates we pursue;

•	the costs of establishing or expanding commercial manufacturing capabilities or securing necessary supplies from third-party manufacturers;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;

•	the costs of establishing and expanding our commercial operations and the success of those operations;

•	the extent to which we acquire or in‑license other products and technologies; and

•	our ability to maintain and establish collaboration arrangements on favorable terms, if at all.
Until such time, if ever, as we can generate substantial product revenue, we may be required to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, strategic alliances, licensing arrangements, government grants and other available sources. Under SEC rules, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On May 26, 2017, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, at which time we may file another shelf registration statement that will be effective for up to three years from filing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs or ordinary shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaboration agreements, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$41,319	13,064	20,519	7,609	127
Purchase commitments	128,532	46,850	43,089	26,793	11,800
Debt obligations	240,695	—	1,436	178,930	60,329
Capital commitments	42,074	42,074	—	—	—
Total	$452,620	$101,988	$65,044	$213,332	$72,256
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
Purchase Commitments
As of December 31, 2019, purchase commitments amounted to $128.5 million, of which $97.2 million related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $31.3 million related to binding purchase order obligations of inventory from BMS. We do not have any minimum purchase requirements for inventory from BMS.

Debt Obligations
Long-Term Bank Loans
On April 4, 2018, BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory") entered into a nine-year loan agreement with China Construction Bank to borrow RMB580.0 million at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense is paid quarterly until the loan is fully settled. As of December 31, 2019, we have drawn down the entire $83.3 million (RMB580.0 million) in aggregate principal amount of this loan. Maturity dates range from 2021 to 2027.
Shareholder Loan
On March 7, 2017, BeiGene Biologics entered into a Shareholder Loan Contract with Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) ("GET"), pursuant to which, GET provided a shareholder loan to BeiGene Biologics in the principal amount of RMB900.0 million at a fixed 8% annual interest rate. The term of the shareholder loan is 72 months, commencing from the actual drawdown date of April 14, 2017 and ending on April 13, 2023, unless converted earlier. On April 14, 2017, we drew down the entire RMB900.0 million from GET, which remains outstanding as of December 31, 2019.
Capital Commitments
We had capital commitments amounting to $42.1 million for the acquisition of property, plant and equipment as of December 31, 2019, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility and expansion of BGC's research and development activities in Guangzhou, China.
Other Business Agreements
We enter into agreements in the ordinary course of business with CROs to provide research and development services. These contracts are generally cancelable at any time by us with prior written notice.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. We evaluate our estimates and judgments on an ongoing basis, and our actual results may differ from these estimates. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements included in this Annual Report for a description of our other significant accounting policies.
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”). For further information regarding the impact of adoption, see Note 2 Recent Accounting Pronouncements.

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
Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.
Product Revenue
Our product revenues are generated from the sale of ABRAXANE, REVLIMID, and VIDAZA to our product distributor in China, our sole customer in China. The first tier distributor subsequently resells the products to second tier distributors, who ultimately sell the products to health care providers and patients. Following FDA approval on November 14, 2019, we began selling our first internally developed drug, BRUKINSA, in the United States to specialty pharmacies and specialty distributors, our U.S. customers. The specialty pharmacies and specialty distributors subsequently resell the product to health care providers and patients. We are the principal under the product sales as we control the products with the ability to direct the use of, and obtain substantially all the remaining benefits from the products before they are sold to the customer. For product sales transactions, we have a single performance obligation which is to sell the products to our customer. We include variable consideration in the transaction price to the extent it is probable that a significant reversal will not occur and estimate variable consideration from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives using the expected value method. Revenues for product sales are recognized at a point in time when the single performance obligation is satisfied upon delivery to the customer. Our payment terms are approximately 60-90 days. Actual amounts of consideration ultimately received may differ from our estimates. We will reassess estimates for variable consideration periodically. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
In China, rebates, including price compensation credits, are offered to distributors, consistent with pharmaceutical industry practices. We record a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include the level of distributor inventories, sales volumes and contract pricing and estimated acceptance of government pricing or reimbursement amounts (such as provincial acceptance of the National Reimbursement Drug List pricing in the PRC). We regularly review the information related to these estimates and adjust the provision accordingly.
In the United States, estimates for variable consideration for which reserves are established at the time of sale include government rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives that are offered within contracts between the Company and our U.S. customers, health care providers and other indirect customers. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. U.S. product revenues and related reserves for variable consideration were not significant for the year ended December 31, 2019 as we did not begin generating product revenue in the United States until after BRUKINSA received FDA approval on November 14, 2019.
We base our sales returns allowance on estimated distributor inventories, customer demand as reported by third-party sources, and actual returns history, as well as other factors, as appropriate. For newly launched products where actual returns history is not yet available, the sales returns allowance is initially calculated based on benchmarking data from similar products and industry experience. If the historical or benchmarking data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Any changes from the historical trend rates are considered in determining the current sales return allowance. To date, sales returns have not been significant.
Collaboration Revenue
At contract inception, we analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently.
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the five-step model under ASC 606 noted above.
Our collaborative arrangements may contain more than one unit of account, or performance obligation, including grants of licenses to intellectual property rights, agreements to provide research and development services and other deliverables. The collaborative arrangements do not include a right of return for any deliverable. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. In developing the stand-alone selling price for a performance obligation, we consider competitor pricing for a similar or identical product, market awareness of and perception of the product, expected product life and current market trends. In general, the consideration allocated to each performance obligation is recognized when the respective obligation is satisfied either by delivering a good or providing a service, limited to the consideration that is not constrained. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.
Licenses of Intellectual Property: Upfront non-refundable payments for licensing our intellectual property are evaluated to determine if the license is distinct from the other performance obligations identified in the arrangement. For licenses determined to be distinct, we recognize revenues from non-refundable, up-front fees allocated to the license at a point in time, when the license is transferred to the licensee and the licensee is able to use and benefit from the license.
Research and Development Services: The portion of the transaction price allocated to research and development services performance obligations is deferred and recognized as collaboration revenue overtime as delivery or performance of such services occurs. R&D reimbursement revenue for revenue attributable to the clinical trials that BMS opted into is recognized as delivery or performance of such services occurs.
Milestone Payments: At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestones related to our development-based activities may include initiation of various phases of clinical trials. Due to the uncertainty involved in meeting these development-based targets, they are generally fully constrained at contract inception. We will assess whether the variable consideration is fully constrained each reporting period based on the facts and circumstances surrounding the clinical trials. Upon changes to constraint associated with the developmental milestones, variable consideration will be included in the transaction price when a significant reversal of revenue recognized is not expected to occur and allocated to the separate performance obligations. Regulatory milestones are fully constrained until the period in which those regulatory approvals are achieved due to the inherent uncertainty with the approval process. Regulatory milestones are included in the transaction price in the period regulatory approval is obtained.
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
Acquired In-Process Research and Development Expense
We have acquired rights to develop and commercialize drug products and product candidates. Upfront payments that relate to the acquisition of a new drug compound, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new drug compound did not also include processes or activities that would constitute a “business” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product. Royalties owed on sales of the products licensed pursuant to the agreements are expensed in the period the related revenues are recognized.
Share‑Based Compensation
Awards Granted to Employees
We apply ASC 718, Compensation—Stock Compensation ("ASC 718") to account for our employee share‑based payments. In accordance with ASC 718, we determine whether an award should be classified and accounted for as a liability award or equity award. All our grants of share‑based awards to employees were classified as equity awards and are recognized in the financial statements based on their grant date fair values. We have elected to recognize compensation expense using the straight‑line method for all employee equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant‑date value of the options that are vested at that date. We use the accelerated method for all awards granted with graded vesting based on performance conditions. To the extent the required vesting conditions are not met resulting in the forfeiture of the share‑based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates.
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
Significant Factors, Assumptions, and Methodologies Used in Determining Fair Value
The fair value of each share option grant is estimated using the binomial option‑pricing model. The model requires the input of highly subjective assumptions including the estimated expected share price volatility and, the share price upon which (i.e. the exercise multiple) the employees are likely to exercise share options. The trading history and observation period of our own share price movement has not been long enough to match the life of the share option. Therefore, we estimate our expected share price volatility based on the historical volatility of a group of similar companies, which are publicly‑traded. When selecting these public companies on which we have based our expected share price volatility, we selected companies with characteristics similar to us, including the invested capital’s value, business model, development stage, risk profiles, position within the industry, and with historical share price information sufficient to meet the contractual life of our share‑based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own share price becomes available. For the exercise multiple, we were not able to develop an exercise pattern as reference, thus the exercise multiple is based on management’s estimation, which we believe is representative of the future exercise pattern of the options. The risk‑free interest rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Expected dividend yield is based on the fact that we have never paid, and do not expect to pay cash dividends in the foreseeable future.
The assumptions adopted to estimate the fair value of share options using the binomial option pricing model were as follows:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	1.5% ~ 2.8%	2.5% ~ 3.1%
Expected exercise multiple	2.2 ~ 2.8	2.2 ~ 2.8
Expected volatility	58% ~ 60%	60% ~ 64%
Expected dividend yield	0%	0%
Contractual life (years)	10	10
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

The following table summarizes total share-based compensation expense recognized for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development	$76,293	$54,384
Selling, general and administration	57,861	32,743
Total	$134,154	$87,127
As of December 31, 2019, there was $364.2 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested share-based awards which are expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2018, there was $289.9 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to unvested share-based awards which are expected to be recognized over a weighted-average period of 2.6 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents, restricted cash and short term investments. The carrying amounts of cash, cash equivalents, restricted cash and short term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $618.0 million, $712.9 million and $239.6 million, restricted cash of $2.8 million, $27.8 million and nil, and short-term investments of $364.7 million, $1.1 billion and $597.9 million at December 31, 2019, 2018 and 2017, respectively. Our cash and cash equivalents are deposited with various major reputable financial institutions located within or without the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At December 31, 2019, our short term investments consisted primarily of U.S. treasury securities. We believe that the U.S. treasury securities is of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100‑basis point change in market interest rates would impact the fair value of our investment portfolio as of December 31, 2019 by $1.1 million.

We do not believe that our cash, cash equivalents and short‑term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
Currency Convertibility Risk
A significant portion of our expenses, assets and liabilities are denominated in RMB. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the "PBOC"). However, the unification of exchange rates does not imply that the RMB may be readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there were depreciation of approximately 1.3%, depreciation of approximately 5.7% and appreciation of approximately 6.5% in the year ended December 31, 2019, 2018 and 2017. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2019.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this item are appended to this Annual Report. An index of those financial statements is in “Part IV—Item 15—Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are

effective, at a reasonable assurance level, as of December 31, 2019, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been tested by Ernst & Young Hua Ming LLP, our independent registered public accounting firm, as stated in their report which is included in “Item 8—Financial Statements and Other Supplementary Data” in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

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

BEIGENE, LTD.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BeiGene, Ltd. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue from contracts with customers in the year ended December 31, 2018 and its method for accounting for leases in the year ended December 31, 2019.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual of research and development expenses

Description of the Matter
During the year ended December 31, 2019, the Company recognized $927.3 million in research and development (“R&D”) expenses. The balance of accrued external R&D activities related expenses as of December 31, 2019 amounted to approximately $62.8 million. As described in Note 2 to the consolidated financial statements, R&D expenses primarily include costs related to clinical trials and preclinical testing paid to third-party contract research organizations and contract manufacturing organizations (collectively referred as “Outsourced Service Providers”).
Auditing the accrual of R&D expenses related to Outsourced Service Providers is complex because billing terms under contracts with Outsourced Service Providers often do not coincide with the timing of when the work is performed, which in turn requires management to make estimates of outstanding obligations as of period end. These estimates are based on a number of factors, including management’s knowledge of the R&D programs and activities associated with timelines, invoicing to date, and the provisions in the contracts. Significant management judgments and estimates are required in determining the accrued balances at the end of any reporting period and changes in those estimates can have a material effect on the amount of R&D expenses recognized. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence for these estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accrual of the R&D expenses. For example, we tested controls over management's review of the R&D accrual method and the estimates of the actual services performed by the Outsourced Service Providers.
To test the accrual of R&D expenses, our audit procedures included, among others, reading the contracts with Outsourced Service Providers on a sample basis and understanding and testing management’s process for developing estimates based on the progress of the R&D activities. Testing management’s process for developing the accrual estimates involved evaluating the reasonableness of the assumptions used in the calculation related to the R&D programs and associated timelines, invoicing to date and the provisions in the contracts. We then evaluated the adequacy of the accrual of R&D expenses by comparing it to the subsequent progress billings issued by the Outsourced Service Providers. We also assessed the appropriateness of the accrual method used by the Company in accordance with U.S. generally accepted accounting principles, including the adequacy of related disclosures in the consolidated financial statements.

/s/ Ernst & Young Hua Ming LLP
We have served as the Company’s auditor since 2014
Beijing, People’s Republic of China
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.:
Opinion on Internal Control over Financial Reporting
We have audited BeiGene, Ltd.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BeiGene, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young Hua Ming LLP
Beijing, People’s Republic of China
March 2, 2020

BEIGENE, LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of December 31,
	Note	2019	2018
		$	$
Assets
Current assets:
Cash and cash equivalents		618,011	712,937
Short-term restricted cash	5	288	14,544
Short-term investments	6	364,728	1,068,509
Accounts receivable		70,878	41,056
Inventories	7	28,553	16,242
Prepaid expenses and other current assets	13	90,238	90,554
Total current assets		1,172,696	1,943,842
Long-term restricted cash	5	2,476	13,232
Property and equipment, net	10	242,402	157,061
Land use right, net	2	—	45,058
Operating lease right-of-use assets	9	82,520	—
Intangible assets, net	11	5,846	7,172
Deferred tax assets	12	37,894	29,542
Other non-current assets	13	68,455	53,777
Total non-current assets		439,593	305,842
Total assets		1,612,289	2,249,684
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		122,488	113,283
Accrued expenses and other payables	13	163,556	100,414
Deferred revenue, current portion		—	18,140
Tax payable	12	13,454	5,888
Operating lease liabilities, current portion	9	10,814	—
Long-term bank loans, current portion	14	—	8,727
Total current liabilities		310,312	246,452
Non-current liabilities:
Long-term bank loans, non-current portion	14	83,311	40,785
Shareholder loan	15	157,384	148,888
Operating lease liabilities, non-current portion	9	25,833	—
Deferred tax liabilities	12	10,532	11,139
Other long-term liabilities	13	46,562	48,773
Total non-current liabilities		323,622	249,585
Total liabilities		633,934	496,037
Commitments and contingencies	23
Equity:
Ordinary shares, $0.0001 par value per share; 9,500,000,000 shares authorized; 801,340,698 and 776,263,184 shares issued and outstanding as of December 31, 2019 and 2018, respectively		79	77
Additional paid-in capital		2,925,970	2,744,814
Accumulated other comprehensive (loss) income	19	(8,001)	1,526
Accumulated deficit		(1,955,843)	(1,007,215)
Total BeiGene, Ltd. shareholders’ equity		962,205	1,739,202
Noncontrolling interest		16,150	14,445
Total equity		978,355	1,753,647
Total liabilities and equity		1,612,289	2,249,684
 The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2019	2018	2017
		$	$	$
Revenue
Product revenue, net	16	222,596	130,885	24,428
Collaboration revenue	3	205,616	67,335	213,959
Total revenues		428,212	198,220	238,387
Expenses
Cost of sales - product		(71,190)	(28,705)	(4,974)
Research and development		(927,338)	(679,005)	(269,018)
Selling, general and administrative		(388,249)	(195,385)	(62,602)
Amortization of intangible assets		(1,326)	(894)	(250)
Total expenses		(1,388,103)	(903,989)	(336,844)
Loss from operations		(959,891)	(705,769)	(98,457)
Interest income (expense), net		9,131	13,947	(4,108)
Other income, net		7,174	1,993	11,501
Loss before income tax expense		(943,586)	(689,829)	(91,064)
Income tax (expense) benefit	12	(6,992)	15,796	(2,235)
Net loss		(950,578)	(674,033)	(93,299)
Less: net loss attributable to noncontrolling interests		(1,950)	(264)	(194)
Net loss attributable to BeiGene, Ltd.		(948,628)	(673,769)	(93,105)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	17	(1.22)	(0.93)	(0.17)
Weighted-average shares outstanding, basic and diluted	17	780,701,283	720,753,819	543,185,460

Net loss per American Depositary Share (“ADS”), basic and diluted		(15.80)	(12.15)	(2.23)
Weighted-average ADSs outstanding, basic and diluted		60,053,945	55,442,601	41,783,497

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	Year Ended December 31,
	2019	2018	2017
	$	$	$
Net loss	(950,578)	(674,033)	(93,299)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(9,424)	(478)	851
Unrealized holding (loss) gain, net	(448)	2,133	(296)
Comprehensive loss	(960,450)	(672,378)	(92,744)
Less: comprehensive loss attributable to noncontrolling interests	(2,295)	(352)	(105)
Comprehensive loss attributable to BeiGene, Ltd.	(958,155)	(672,026)	(92,639)

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2019	2018	2017
		$	$	$
Cash flows from operating activities:
Net loss		(950,578)	(674,033)	(93,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		18,617	10,388	4,758
Share-based compensation expense	18	134,154	87,127	42,863
Acquired in-process research and development		69,000	70,000	—
Non-cash interest expense		8,046	7,820	7,035
Deferred income tax benefits		(9,232)	(21,949)	(5,845)
Other items, net		(9,443)	(9,856)	41
Changes in operating assets and liabilities:
Accounts receivable		(29,822)	(11,628)	(29,428)
Inventories		(12,311)	(5,312)	(10,930)
Prepaid expenses and other current assets		45	(38,607)	(28,880)
Operating lease right-of-use assets		(11,484)	—	—
Other non-current assets		(20,782)	(40,228)	(29,701)
Accounts payable		2,224	23,470	55,298
Accrued expenses and other payables		64,030	50,543	24,978
Tax payable		7,566	(3,355)	7,426
Deferred revenue		(27,982)	(9,059)	37,041
Operating lease liabilities		9,201	—	—
Other long-term liabilities		8,482	16,962	31,395
Net cash (used in) provided by operating activities		(750,269)	(547,717)	12,752
Cash flows from investing activities:
Purchases of property and equipment		(89,612)	(70,283)	(46,374)
Purchase of intangible assets		—	(553)	—
Payment for asset acquisition, net of cash acquired	4	—	(38,298)	—
Payment for the acquisition of land use right		—	—	(12,354)
Cash acquired in business combination, net of cash paid	4	—	—	19,916
Purchases of investments		(1,169,300)	(2,635,686)	(741,296)
Proceeds from sale or maturity of available-for-sale securities		1,882,075	2,177,207	423,789
Purchase of in-process research and development		(69,000)	(70,000)	—
Net cash provided by (used in) investing activities		554,163	(637,613)	(356,319)
Cash flows from financing activities:
Proceeds from public offering, net of underwriter discount	20	—	758,001	189,191
Payment of public offering cost	20	—	(414)	(674)
Proceeds from public offering and HK IPO, net of underwriter discount	20	—	875,368	—
Payment of public offering and HK IPO costs	20	—	(5,659)	—
Proceeds from sale of ordinary shares, net of cost	20	—	—	149,928
Proceeds from long-term bank loans	14	67,489	42,315	—
Repayment of long-term bank loans	14	(32,813)	(8,736)	—
Proceeds from short-term loan		—	—	2,470
Repayment of short-term loan		—	—	(2,470)
Capital contribution from noncontrolling interest		4,000	—	14,527
Proceeds from shareholder loan	15	—	—	132,757
Proceeds from option exercises and employee share purchase plan		47,004	29,662	4,627
Net cash provided by financing activities		85,680	1,690,537	490,356
Effect of foreign exchange rate changes, net		(9,512)	(4,096)	5,299
Net (decrease) increase in cash, cash equivalents, and restricted cash		(119,938)	501,111	152,088
Cash, cash equivalents, and restricted cash, beginning of year		740,713	239,602	87,514
Cash, cash equivalents, and restricted cash, end of year		620,775	740,713	239,602

		Year Ended December 31,
	Note	2019	2018	2017
		$	$	$
Supplemental cash flow disclosures:
Cash and cash equivalents		618,011	712,937	239,602
Short-term restricted cash		288	14,544	—
Long-term restricted cash		2,476	13,232	—
Income taxes paid		8,984	12,361	29,286
Interest paid		4,315	2,209	1,260
Non-cash activities:
Discount provided on sale of ordinary shares for business combination	4	—	—	23,606
Acquisitions of equipment included in accounts payable		29,086	22,105	2,215
Purchase of in-process research and development included in accounts payable		—	19,000	—
Changes in operating assets and liabilities adjusted through accumulated deficit		—	2,291	—

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total	Non- Controlling Interests
	Shares	Amount						Total
Balance at December 31, 2016	515,833,609	52	591,213	(946)	(237,412)	352,907	—	352,907
Issuance of ordinary shares in secondary follow-on offering, net of transaction costs	36,851,750	4	188,513	—	—	188,517	—	188,517
Proceeds from sale of ordinary shares, net of cost	32,746,416	3	149,925	—	—	149,928	—	149,928
Discount on the sale of ordinary shares	—	—	23,606	—	—	23,606	—	23,606
Contributions from shareholders (Note 8)	—	—	—	—	—	—	14,527	14,527
Share-based compensation	—	—	42,863	—	—	42,863	—	42,863
Issuance of shares reserved for share option exercises	787,571	—	—	—	—	—	—	—
Exercise of options	5,852,984	—	4,627	—	—	4,627	—	4,627
Other comprehensive income	—	—	—	466	—	466	89	555
Net loss	—	—	—	—	(93,105)	(93,105)	(194)	(93,299)
Balance at December 31, 2017	592,072,330	59	1,000,747	(480)	(330,517)	669,809	14,422	684,231
Adjustment to opening balance of equity	—	—	—	263	(2,929)	(2,666)	375	(2,291)
Balance at January 1, 2018	592,072,330	59	1,000,747	(217)	(333,446)	667,143	14,797	681,940
Issuance of ordinary shares in connection with follow-on public offering	102,970,400	10	757,577	—	—	757,587	—	757,587
Issuance of ordinary shares in connection with global offering and HK IPO	65,600,000	7	869,702	—	—	869,709	—	869,709
Issuance of shares reserved for share option exercises	1,299,186	—	—	—	—	—	—	—
Share-based compensation	—	—	87,127	—	—	87,127	—	87,127
Exercise of options and release of RSUs	14,321,268	1	29,661	—	—	29,662	—	29,662
Other comprehensive income	—	—	—	1,743	—	1,743	(88)	1,655
Net loss	—	—	—	—	(673,769)	(673,769)	(264)	(674,033)
Balance at December 31, 2018	776,263,184	77	2,744,814	1,526	(1,007,215)	1,739,202	14,445	1,753,647
Contributions from shareholders	—	—	—	—	—	—	4,000	4,000
Exercise of options, ESPP and release of RSUs	20,571,675	2	47,002	—	—	47,004	—	47,004
Issuance of shares reserved for share option exercises	4,505,839	—	—	—	—	—	—	—
Share-based compensation	—	—	134,154	—	—	134,154	—	134,154
Other comprehensive loss	—	—	—	(9,527)	—	(9,527)	(345)	(9,872)
Net loss	—	—	—	—	(948,628)	(948,628)	(1,950)	(950,578)
Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,955,843)	962,205	16,150	978,355
 The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

1. Organization
BeiGene, Ltd. (the “Company”) is a global commercial-stage biotechnology company focused on developing and commercializing innovative molecularly-targeted and immuno-oncology cancer therapeutics. The Company started as a research and development company in Beijing in 2010. Over the last ten years, it has developed into a fully-integrated global biotechnology company, with significant commercial, manufacturing, and research and development capabilities.
The Company has built substantial commercial capabilities in China and the United States, and is currently marketing two internally-developed drugs and three in-licensed drugs. The Company also anticipates introducing five more in-licensed drugs into the China market in the next one to two years. In the United States, the Company markets BRUKINSA™ (zanubrutinib) for adult patients with mantle cell lymphoma ("MCL") who have received at least one prior therapy and in China, the Company has received marketing approval and are in the process of launching tislelizumab for patients with classical Hodgkin’s Lymphoma ("cHL") who have received at least two prior therapies. The Company has filed four additional supplementary new drug applications ("sNDA") for regulatory approvals in China and is planning for launches in these additional indications in 2020. The Company's in-licensed portfolio includes ABRAXANE®, REVLIMID® and VIDAZA®, which it has been marketing in China since 2017 under a license from Celgene Logistics Sàrl, a Bristol-Myers Squibb company (“BMS”). The Company plans on launching additional in-licensed products in China from its collaborations, including XGEVA® (denosumab), KYPROLIS® (carfilzomib) and BLINCYTO® (blinatumomab) from Amgen Inc. ("Amgen"), and SYLVANT® (siltuximab) and QARZIBA® ▼ (dinutuximab beta), from EUSA Pharma ("EUSA").
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
Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. The Company consolidates its interests in its joint ventures, BeiGene Biologics and MapKure, LLC, under the voting model and recognizes the minority shareholders' equity interest as a noncontrolling interest in its consolidated financial statements.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate accounting units and the standalone selling price of each performance obligation in the Company’s revenue arrangements, estimating the fair value of net assets acquired in business combinations, assessing the impairment of long-lived assets, share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, measurement of right-of-use assets and lease liabilities and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
Functional Currency and Foreign Currency Translation
Functional currency
The Company uses the United States dollar ("$" or "U.S. dollar") as its reporting currency. Operations in subsidiaries are recorded in the functional currency of the respective subsidiary. The determination of functional currency is based on the criteria of Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
Restricted cash
Restricted cash primarily consists of RMB-denominated cash deposits pledged in designated bank accounts as collateral for bank loans and letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
Accounts Receivable
Trade accounts receivable are recorded at their invoiced amounts, net of trade discounts and allowances as well as allowances for doubtful accounts. An allowance for doubtful accounts is recorded when the collection of the full amount is no longer probable. In evaluating the collectability of receivable balances, the Company considers specific evidence including aging of the receivable, the customer's payment history, its current creditworthiness and current economic trends. Accounts receivable are written off after all collection efforts have ceased. The Company regularly reviews the adequacy and appropriateness of any allowance for doubtful accounts. No allowance for doubtful accounts was recorded as of December 31, 2019.
Inventory
Prior to the regulatory approval of product candidates, the Company may incur expenses for the manufacture of drug product to support the commercial launch of those products. Until the date at which regulatory approval has been received or is otherwise considered probable, all such costs are recorded as research and development expenses as incurred.
To date the Company's inventory has consisted entirely of finished goods inventory purchased from Celgene Logistics Sàrl, a Bristol-Myers Squibb company ("BMS"). Inventories are stated at the lower of cost and net realizable value, with cost determined on a weighted-average basis. The Company periodically analyzes its inventory levels, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded in the consolidated statements of operations. There have been no write-downs or reserves against inventory to date.
Short-Term Investments
Investments with original maturities of greater than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term. Short-term debt investments held to maturity are carried at amortized cost when the Company has the ability and positive intent to hold these securities until maturity. When the Company does not have the ability or positive intent to hold short-term debt investments until maturity, these securities are classified as available-for-sale. None of the Company’s fixed maturity securities met the criteria for held-to-maturity classification at December 31, 2019 and 2018.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Available-for-sale debt securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive loss. The net carrying value of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is computed using the effective interest method and included in interest income. Interest and dividends are included in interest income.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Useful Life
Building	20 years
Manufacturing equipment	3 to 10 years
Laboratory Equipment	3 to 5 years
Software, Electronic and Office Equipment	3 to 5 years
Leasehold Improvements	Lesser of useful life or lease term

Leases
Effective January 1, 2019, the Company adopted Accounting Standards Codification, Topic 842, Leases ("ASC 842") using the effective date method. The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of December 31, 2019. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
At the commencement date of a lease, the Company determines the classification of the lease based on the relevant factors present and records a right-of-use ("ROU") asset and lease liability. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are calculated as the present value of the lease payments not yet paid. Variable lease payments not dependent on an index or rate are excluded from the ROU asset and lease liability calculations and are recognized in expense in the period which the obligation for those payments is incurred. As the rate implicit in the Company’s leases is not typically readily available, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This incremental borrowing rate reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. ROU assets include any lease prepayments and are reduced by lease incentives. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease terms are based on the non-cancelable term of the lease and may contain options to extend the lease when it is reasonably certain that the Company will exercise that option.
Operating leases are included in operating lease right-of-use assets and lease liabilities on the consolidated balance sheet. Lease liabilities that become due within one year of the balance sheet date are classified as current liabilities.
Leases with an initial lease term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company's reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes the Company's evaluation of relevant events and circumstances affecting the Company's single reporting unit, including macroeconomic, industry, and market conditions, the Company's overall financial performance, and trends in the market price of the Company's ADSs. If qualitative factors indicate that it is more likely than not that the Company's reporting unit’s fair value is less than its carrying amount, then the Company will perform the quantitative impairment test by comparing the reporting unit’s carrying amount, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. For the years ended December 31, 2019, 2018 and 2017 the Company determined that there were no indicators of impairment of goodwill.
Intangible assets acquired through business combinations are recognized as assets separate from goodwill and are measured at fair value upon acquisition. Intangible assets acquired in transactions that are not business combinations are recorded at the allocated portion of total consideration transferred based on their relative fair value in relation to net assets acquired. Acquired identifiable intangible assets consist of distribution rights for approved cancer therapies licensed from BMS, ABRAXANE®, REVLIMID®, and VIDAZA®, and are amortized on a straight-line basis over the estimated useful lives of the assets, which is 10 years, and the trading license which represents the Guangzhou drug distribution license acquired on September 21, 2018 (see Note 4). The Company is amortizing the trading license over the remainder of the license term through February 2020.
Intangible assets with finite useful lives are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company evaluates the recoverability of the intangible assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. For the years ended December 31, 2019, 2018 and 2017, the Company determined that there were no indicators of impairment of its other intangible assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2019, 2018 and 2017, there was no impairment of the value of the Company’s long-lived assets.
Fair Value Measurements
Fair value of financial instruments
Financial instruments of the Company primarily include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, long-term bank loans, Shareholder Loan (as defined in Note 15) and accounts payable. As of December 31, 2019 and 2018, the carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values due to the short-term maturity of these instruments. The short-term investments represented the available-for-sale debt securities. The available-for-sale debt securities are recorded at fair value based on quoted prices in active markets with unrealized gain or loss recorded in other comprehensive loss. The long-term bank loans and Shareholder Loan approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
Financial instruments measured at fair value on a recurring basis
The following tables set forth assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

As of December 31, 2019	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Short-term investment (Note 6):
U.S. treasury securities	364,728	—	—
Cash equivalents
U.S. treasury securities	16,442
Money market funds	50,461	—	—
Total	431,631	—	—

As of December 31, 2018	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Short-term investment (Note 6):
U.S. treasury securities	1,068,509	—	—
Cash equivalents
Money market funds	159,810	—	—
Total	1,228,319	—	—

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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
Product revenue
The Company's product revenues are generated from the sale of ABRAXANE, REVLIMID, and VIDAZA to its product distributor in China, the Company's sole customer in China. The first tier distributor subsequently resells the products to second tier distributors who ultimately sell the products to health care providers and patients. Following FDA approval on November 14, 2019, the Company began selling its first internally developed drug, BRUKINSA, in the United States to specialty pharmacies and specialty distributors, the Company's U.S. customers. The specialty pharmacies and specialty distributors subsequently resell the product to health care providers and patients. The Company is the principal under the product sales as the Company controls the products with the ability to direct the use of, and obtain substantially all the remaining benefits from the products before they are sold to the customer. For product sales transactions, the Company has a single performance obligation which is to sell the products to its customer. The Company includes variable consideration in the transaction price to the extent it is probable that a significant reversal will not occur and estimates variable consideration from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives using the expected value method. Revenues for product sales are recognized at a point in time when the single performance obligation is satisfied upon delivery to the customer. The Company's payment terms are approximately 60-90 days. Actual amounts of consideration ultimately received may differ from the Company’s estimates. The Company will reassess estimates for variable consideration periodically. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
In China, rebates, including price compensation credits, are offered to distributors, consistent with pharmaceutical industry practices. The Company records a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include the level of distributor inventories, sales volumes and contract pricing and estimated acceptance of government pricing or reimbursement amounts (such as provincial acceptance of the National Reimbursement Drug List pricing in the PRC). The Company regularly reviews the information related to these estimates and adjusts the provision accordingly.
In the United States, estimates for variable consideration for which reserves are established at the time of sale include government rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives that are offered within contracts between the Company and its US customers, health care providers and other indirect customers. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. U.S. product revenues and related reserves for variable consideration were not significant for the year ended December 31, 2019 as the Company did not begin generating product revenue in the United States until after BRUKINSA received FDA approval on November 14, 2019.
The Company bases its sales returns allowance on estimated distributor inventories, customer demand as reported by third-party sources, and actual returns history, as well as other factors, as appropriate. For newly launched products where actual returns history is not yet available, the sales returns allowance is initially calculated based on benchmarking data from similar products and industry experience. If the historical or benchmarking data the Company uses to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Any changes from the historical trend rates are considered in determining the current sales return allowance. To date, sales returns have not been significant.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the five-step model under ASC 606 noted above.
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
Research and Development Services: The portion of the transaction price allocated to research and development services performance obligations is deferred and recognized as collaboration revenue over time as delivery or performance of such services occurs. R&D reimbursement revenue for revenue attributable to the clinical trials that BMS had opted into is recognized as delivery or performance of such services occurs.
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
Clinical trial costs are a significant component of the Company’s research and development expenses. The Company has a history of contracting with third parties that perform various clinical trial activities on behalf of the Company in the ongoing

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

development of the Company’s product candidates. Expenses related to clinical trials are accrued based on the Company’s estimates of the actual services performed by the third parties for the respective period. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company will modify the related accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.
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
Comprehensive Loss
Comprehensive loss is defined as the changes in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. For each of the periods presented, the Company’s comprehensive loss includes net loss, foreign currency translation adjustments and unrealized holding gains/losses associated with the available-for-sale debt securities, and is presented in the consolidated statements of comprehensive loss.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
Segment Information
In accordance with ASC 280, Segment Reporting, the Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment: pharmaceutical products.
Concentration of Risks
Concentration of credit risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2019 and 2018, $618,011 and $712,937 were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unlikely to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. As of December 31, 2019 and 2018, the Company had short-term investments amounting to $364,728 and $1,068,509, respectively.
At December 31, 2019, the Company’s short-term investments were comprised of U.S. treasury securities. The Company believes that U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
Customer concentration risk
For the years ended December 31, 2019, 2018 and 2017, substantially all of the Company's revenue was from BMS and our product distributor, China Resources, in China.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Foreign currency exchange rate risk
From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For RMB against U.S. dollar, there was depreciation of approximately 1.3%, depreciation of approximately 5.7% and appreciation of approximately 6.5%, in the years ended December 31, 2019, 2018 and 2017. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
The Company adopted the new standard effective January 1, 2019 using the effective date method and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Upon adoption, the Company recognized a lease liability of $27,446, with corresponding ROU assets of $25,978 based on the present value of the remaining minimum rental payments under existing operating leases. The difference between the lease liability and right-of-use asset relates to the reversal of existing deferred rent and prepaid rent balances of $1,739 and $271, respectively. Additionally, the Company reclassified its land use rights of $45,058 to ROU assets upon adoption. The adoption of the standard did not impact the Company’s consolidated statements of operations or cash flows.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update provides companies the option to reclassify to retained earnings the income tax accounting effects related to items originating in accumulated other comprehensive income ("AOCI") as a result of the U.S. Tax Cuts and Jobs Act ("TCJA") enacted on December 22, 2017. This update was effective in fiscal years, including interim periods, beginning after December 15, 2018, with early adoption permitted. None of the income tax accounting effects of the TCJA related to items that originated in AOCI and thus adopting of this standard did not have any impact on the Company’s consolidated financial statements. Other tax effects of items that originate in AOCI will be removed when the underlying circumstance which gives rise to the tax impact no longer exists, based on an aggregate portfolio approach.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Impact of adopted accounting standards
The cumulative effect of changes made to the Company’s consolidated January 1, 2019 balance sheet for the adoption of the Lease ASUs were as follows:

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2018	Lease ASUs	2019
	$	$	$
Assets:
Prepaid expenses and other current assets	90,554	(271)	90,283
Land use right, net	45,058	(45,058)	—
Operating lease right-of-use assets	—	71,036	71,036
Liabilities:
Accrued expenses and other payables	100,414	(888)	99,526
Current portion of operating lease liabilities	—	8,684	8,684
Operating lease liabilities	—	18,762	18,762
Other long-term liabilities	48,773	(851)	47,922

New accounting standards which have not yet been adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). Subsequently, the FASB issued ASU 2019-05, Financial Instruments- Credit Losses (Topic 326): Targeted Transition Relief and ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments- Credit Losses. The amendments in ASU 2016-13 update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are U.S. SEC filers, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not currently anticipate the adoption of this ASU to have a material impact to its financial statements.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

applied retrospectively to the date of initial application of Topic 606. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes as part of the FASB's overall initiative to reduce complexity in accounting standards. The amendments include removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The update is effective in fiscal years beginning after December 15, 2020, and interim periods therein, and early adoption is permitted. Certain amendments in this update should be applied retrospectively or modified retrospectively, all other amendments should be applied prospectively. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
3. Collaborative and Licensing Arrangements
The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of internally developed drug candidates to other parties, in-licenses of drug products and drug candidates from other parties, and cost sharing arrangements. These arrangements may include non-refundable, upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost sharing and reimbursement arrangements, royalty payments, and profit sharing.
Out-Licensing Arrangements
To date, the Company’s collaboration revenue related to its out-licensing collaborative agreements has consisted of (1) upfront license fees, research and development reimbursement revenue, and research and development services revenue from its collaboration agreement with BMS for tislelizumab, and (2) upfront license fees and milestone payments from its collaboration agreement with Merck KGaA, Darmstadt Germany for pamiparib and lifirafenib.
The following table summarizes total collaboration revenue recognized for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Revenues from Collaboration Partners	$	$	$
License revenue	—	—	211,391
Reimbursement of research and development costs	27,634	56,776	—
Research and development service revenue	27,982	10,559	2,568
Other	150,000	—	—
Total	205,616	67,335	213,959

Celgene Corporation, a Bristol-Myers Squibb company ("BMS")
On July 5, 2017, the Company entered into a license agreement with Celgene Corporation, now BMS, pursuant to which the Company granted to the BMS parties an exclusive right to develop and commercialize the Company’s investigational PD-1 inhibitor, tislelizumab, in all fields of treatment, other than hematology, in the United States, Europe, Japan and the rest of world other than Asia (the “PD-1 License Agreement”). In connection with the closing of the transactions on August 31, 2017, the Company, and BMS amended and restated the PD-1 License Agreement (the “A&R PD-1 License Agreement”) to, among other things, clarify the parties’ responsibilities relating to the conducting and funding of certain global registration clinical trials and clarify the scope of the regulatory materials transferred by BeiGene to BMS. The Company entered into a mutual agreement with BMS to terminate the A&R PD-1 License Agreement effective June 14, 2019 in advance of the acquisition of Celgene by BMS.
Under the terms of the A&R PD-1 License Agreement, BMS paid the Company $263,000 in upfront non-refundable fees, of which $92,050 was paid in the third quarter of 2017 and the remaining $170,950 was paid in December 2017. The Company allocated $13,000 of upfront fees to the fair value of assets related to the Company’s acquisition of Celgene Shanghai, a wholly-

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

owned subsidiary of Celgene Holdings East Corporation established under the laws of China, which was completed contemporaneously with the A&R PD-1 License Agreement. The Company was also eligible to receive product development and commercial milestone payments based on the successful achievement of development and regulatory and commercialization goals, respectively, and potential royalty payments.
In addition to the exclusive right to develop and commercialize tislelizumab, the terms of the A&R PD-1 License Agreement provided BMS with the right to collaborate with the Company on the development of tislelizumab for specified indications, including required participation on a joint development committee and a joint steering committee as well as a joint commercialization committee upon achievement of commercialization. BMS reimbursed the Company for certain research and development costs at a cost plus agreed upon markup for the development of tislelizumab related to the clinical trials that BMS opted into, as outlined in the development plan.
Under ASC 606, the Company identified the following deliverables of the collaboration agreement as distinct performance obligations:  (a) the license provided to BMS for the exclusive right to develop and commercialize tislelizumab, in all fields of treatment, other than hematology, in the United States, Europe, Japan and the rest of world other than Asia (“the license”); and (b) the research and development services provided to BMS to develop tislelizumab within specified indications (“R&D services”). For each deliverable, the Company determined the stand-alone selling price and allocated the non-constrained consideration of $250,000 to the units of accounting using the relative selling price method. The consideration allocated to the license was recognized upon transfer of the license to BMS at contract inception and the consideration allocated to the R&D services was deferred and recognized over the term of the respective clinical studies for the specified indications. The payments associated with the defined developmental, regulatory, and commercialization goals were considered variable consideration and were fully constrained at contract inception through the date of termination.
In connection with the termination in June 2019, the Company regained full global rights to tislelizumab and received a $150,000 payment from BMS. The payment was recognized as other collaboration revenue upon termination as the Company had no further performance obligations under the collaboration. Upon termination, the Company also recognized the remainder of the deferred revenue balance related to the upfront consideration allocated to research and development services at the time of the original collaboration. The Company's license from BMS to distribute the approved cancer therapies ABRAXANE, REVLIMID , and VIDAZA in China was not affected by the termination of the tislelizumab collaboration.
For the year ended December 31, 2019, the Company recognized collaboration revenue of $205,616 related to the BMS collaboration, which consisted of $27,634 of research and development reimbursement revenue for the trials that BMS had opted into through the termination of the collaboration agreement; $27,982 of research and development services revenue, which reflects the recognition of the remaining upfront consideration that was allocated to research and development services at the time of the collaboration and was recognized over the term of the respective clinical studies for the specified indications; and $150,000 of other collaboration revenue related to the payment received from BMS in connection with the termination of the collaboration agreement.
For the year ended December 31, 2018, the Company recognized collaboration revenue of $65,835 related to the BMS collaboration, which consisted of $56,776 of research and development reimbursement revenue for the trials that BMS had opted into and research and development services revenue of $9,059 from deferred revenue.
For the year ended December 31, 2017, the Company recognized $211,391 as license revenue within collaboration revenue in the Company’s consolidated statements of operations, and research and development revenue of $1,568 allocated from deferred revenue related to the BMS collaboration.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
On December 17, 2018, the Company entered into a letter agreement for the Company to buy back the PRC commercialization option for pamiparib that it had granted to Merck KGaA, Darmstadt Germany under the license agreement for initial consideration of $19,000, which was paid in January 2019. The payment was charged to research and development expense for the year ended December 31, 2018, as the PRC commercialization option has no alternative future use. Merck KGaA, Darmstadt Germany was relieved of any future milestone obligations as a result of the termination.
As a result of the foregoing termination agreements and notices, the Company’s license agreements with Merck KGaA, Darmstadt Germany for lifirafenib and pamiparib were terminated in their entirety as of December 31, 2018.
In-Licensing Arrangements - Commercial
Celgene Logistics Sàrl, a Bristol-Myers Squibb company ("BMS")
On July 5, 2017, BeiGene and Celgene, now BMS, entered into a license and supply agreement pursuant to which BeiGene was granted the right to exclusively distribute and promote BMS's approved cancer therapies, ABRAXANE, REVLIMID, and VIDAZA in China, excluding Hong Kong, Macau and Taiwan (the “China License Agreement”). The China License Agreement became effective on August 31, 2017, contemporaneously with the closing of the acquisition of Celgene Shanghai and the A&R PD-1 License Agreement (see Note 4). The Company began distributing these in-licensed products in China in September 2017. The Company subsequently assigned the agreement to its wholly-owned subsidiary, BeiGene Switzerland.
In-Licensing Arrangements - Development
The Company has in-licensed the rights to develop, manufacture and, if approved, commercialize multiple development stage drug candidates globally or in specific territories. These arrangements typically include non-refundable, upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, and profit sharing.
Upfront and development milestones paid under these arrangements for the years ended December 31, 2019, 2018 and 2017 are set forth below. All upfront and development milestones were expensed to research and development expense. There have been no regulatory or commercial milestones paid under these arrangements to date.

	Year Ended December 31,
	2019	2018	2017
Research and development payments to Collaboration Partners	$	$	$
Upfront payments	50,000	89,000	—
Milestone payments	—	3,000	—
Total	50,000	92,000	—

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Our significant license agreements are described below:
Seattle Genetics
    On November 5, 2019, the Company entered into a license agreement with Seattle Genetics, Inc. for an advanced pre-clinical product candidate for treating cancer. The agent utilizes a proprietary Seattle Genetics antibody-based technology. Under the terms of the agreement, Seattle Genetics retained rights to the product candidate in the Americas (United States, Canada and Latin American countries), Europe and Japan. The Company was granted exclusive rights to develop and commercialize the product candidate in Asia (except Japan) and the rest of the world. Seattle Genetics will lead global development and BeiGene will fund and operationalize the portion of global clinical trials attributable to its territories. BeiGene will also be responsible for all clinical development and regulatory submissions specific to its territories. Seattle Genetics received an upfront payment of $20,000 and is eligible to receive progress-dependent milestones and tiered royalties on any product sales. Seattle Genetics is a related party due to a common shareholder, and that shareholder has different representatives serving on each companies' respective board of directors. The upfront payment was expensed to research and development expense during the year ended December 31, 2019 in accordance with the Company's acquired in-process research and development expense policy.
BioAtla, LLC
On April 9, 2019, the Company entered into a global co-development and collaboration agreement with BioAtla LLC ("BioAtla") for the development, manufacturing and commercialization of BioAtla's investigational CAB-CTLA-4 antibody (BA3071), whereby BioAtla has agreed to co-develop the CAB-CTLA-4 antibody to defined early clinical objectives and the Company has agreed to then lead the parties' joint efforts to develop the product candidate and be responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, the Company will hold a co-exclusive license with BioAtla to develop and manufacture the product candidate globally and an exclusive license to commercialize the product candidate globally. The Company has agreed to be responsible for all costs of development, manufacturing and commercialization in Asia (excluding Japan), Australia and New Zealand (the "Company Territory"), and the parties have agreed to share development and manufacturing costs and commercial profits and losses upon specified terms in the rest of the world. The Company paid BioAtla an upfront payment of $20,000 and BioAtla is eligible to receive a milestone payment upon reaching the defined early clinical objectives. BioAtla is also eligible to receive additional payments in subsequent development and regulatory milestones globally and commercial milestones in the Company Territory, together with tiered royalties on sales in the Company Territory. The upfront payment was expensed to research and development expense during the year ended December 31, 2019 in accordance with the Company's acquired in-process research and development expense policy.
Zymeworks, Inc.
On November 26, 2018, the Company and Zymeworks entered into collaboration and license agreements whereby the Company acquired licenses to develop and commercialize Zymeworks’ clinical-stage bispecific antibody candidate ZW25 and its preclinical-stage bispecific antibody drug conjugate ("ADC") ZW49 in Asia (excluding Japan), Australia, and New Zealand. In addition, Zymeworks granted BeiGene a license to Zymeworks' proprietary Azymetric and EFECT platforms to develop and commercialize globally up to three other bispecific antibodies using the platforms.
Under the collaboration agreements, BeiGene will be responsible for all clinical development and regulatory submissions in the licensed territories. BeiGene and Zymeworks have also agreed to collaborate on global development of ZW25 and ZW49 in HER2‑expressing solid tumors, including gastric and breast cancer, with BeiGene enrolling patients and contributing clinical trial data from the licensed territories. Zymeworks retains full rights to both ZW25 and ZW49 outside of the specified countries and will continue to lead global development of these drug candidates.
Under the terms of the license and collaboration agreements for ZW49 and ZW25, Zymeworks received total upfront payments of $40,000 and is eligible to receive additional payments upon the achievement of development and commercial milestones for both product candidates. In addition, Zymeworks will be eligible to receive tiered royalties on future sales of ZW25 and ZW49 in the licensed territory.
Under the terms of the research and license agreement for the Azymetric and EFECT platforms, Zymeworks received an upfront payment of $20,000 and is eligible to receive additional payments upon the achievement of development and commercial milestones for up to three bispecific product candidates developed under the agreement. In addition, Zymeworks will be eligible to receive tiered royalties on future global sales of bispecific products developed by BeiGene under the agreement.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The upfront payments were expensed to research and development expense during the year ended December 31, 2018 in accordance with the Company's acquired in-process research and development expense policy. No milestone payments were accrued as of December 31, 2019.
Other
In addition to the collaborations discussed above, the Company has entered into additional collaborative arrangements during the years ending December 31, 2019 and 2018. The Company may be required to pay additional amounts upon the achievement of various development and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidate were to advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.
4. Business Combinations and Asset Acquisitions
Celgene Shanghai
On August 31, 2017, BeiGene HK acquired 100% of the equity interests of Celgene Shanghai, a wholly-owned subsidiary of Celgene Holdings East Corporation established under the laws of the PRC. Celgene Shanghai was in the business of, among other things, providing marketing and promotional services in connection with certain pharmaceutical products manufactured by BMS. The name of Celgene Shanghai has been changed to BeiGene Pharmaceutical (Shanghai).
On July 5, 2017, BeiGene and a wholly-owned subsidiary of BMS entered into a license agreement pursuant to which BeiGene was granted the right to exclusively distribute and promote BMS's approved cancer therapies, ABRAXANE, REVLIMID, and VIDAZA (the “Distribution Rights”), in China excluding Hong Kong, Macau and Taiwan (the “China License Agreement”). The China License Agreement became effective on August 31, 2017, contemporaneously with the closing of the acquisition of Celgene Shanghai and the A&R PD-1 License Agreement. The Company subsequently assigned the China License Agreement to its wholly-owned subsidiary, BeiGene Switzerland.
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
Share subscription agreement
On August 31, 2017, the Company issued 32,746,416 of its ordinary shares to BMS for an aggregate purchase price of $150,000, or $4.58 per ordinary share, or $59.55 per ADS, pursuant to a subscription agreement dated July 5, 2017 by and between the Company and BMS (the “Share Subscription Agreement”). See Note 20 for further discussion of the Share Subscription Agreement.
Determination of purchase price
The purchase price of Celgene Shanghai was calculated as $28,138, and was comprised of cash consideration of $4,532 and non-cash consideration of $23,606, related to the discount on ordinary shares issued to BMS in connection with the Share Subscription Agreement. The discount was a result of the increase in fair value of the Company’s shares between the fixed price of $59.55 per ADS in the Share Subscription Agreement and the fair value per ADS as of the date of issuance, August 31, 2017. The following summarizes the purchase price in the business combination (in thousands).

Purchase Price
Cash paid to acquire Celgene Shanghai	$4,532
Discount on Share Subscription Agreement	23,606
Total purchase price	$28,138

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
Beijing Innerway Bio-tech Co., Ltd.
On October 4, 2018, BeiGene HK completed the acquisition of 100% of the equity interests of Beijing Innerway Bio-tech Co., Ltd., the owner of the Company's research, development and office facility in Changping, Beijing, China, for total cash consideration of $38,654. The acquisition was concentrated in a single identifiable asset or group of assets, the building and associated land use right, and thus the Company has concluded that the transaction is an asset acquisition as it does not meet the accounting definition of a business combination. The total cost of the transaction of $38,865, which includes transaction costs

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

of $211, was allocated based on the relative fair values of the net assets acquired, as follows:

Amount
Land use right	$33,783
Building	15,874
Deferred tax liability	(11,221)
Other	429
Total cost	38,865

5. Restricted Cash
The Company’s restricted cash balance of $2,764 as of December 31, 2019 primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on term of restriction.
6. Short-Term Investments
Short-term investments as of December 31, 2019 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	363,440	1,288	—	364,728
Total	363,440	1,288	—	364,728
Short-term investments as of December 31, 2018 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	1,066,770	1,802	63	1,068,509
Total	1,066,770	1,802	63	1,068,509

The Company does not consider the investments in U.S. treasury securities to be other-than-temporarily impaired at December 31, 2019.
7. Inventories
The Company’s inventory balance of $28,553 and $16,242 as of December 31, 2019 and 2018, respectively, consisted entirely of finished goods drug product purchased from BMS for distribution in the PRC. The manufacturing costs related to BRUKINSA inventory on hand as of December 31, 2019 were incurred prior to obtaining FDA approval on November 14, 2019, and expensed to research and development expense as incurred in accordance with the Company's pre-launch inventory policy.
8. Manufacturing Facility in Guangzhou, China
Manufacturing legal entity structure
BeiGene Shanghai, originally established as a wholly-owned subsidiary of BeiGene HK, and currently a wholly-owned subsidiary of BeiGene Biologics, as described below, provides clinical development services for BeiGene affiliates and is the clinical trial authorization ("CTA") holder and marketing authorization application ("MAA") holder for tislelizumab in China.
On March 7, 2017, BeiGene HK, a wholly owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) ("GET"), entered into a

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC.
On March 7, 2017, BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”). Under the terms of the JV Agreement, BeiGene HK made an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET made a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, on March 7, 2017, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics (see Note 15). In September 2019, BeiGene Biologics completed the first phase of construction of a biologics manufacturing facility in Guangzhou, through a wholly owned subsidiary, the BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory"), to manufacture biologics for the Company and its subsidiaries.
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
In the fourth quarter of 2017, BeiGene HK and BeiGene Biologics entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai to BeiGene Biologics, as required by the JV agreement, such that the CTA holder and MAA holder for tislelizumab in China was controlled by BeiGene Biologics. The transfer consideration for the purchased interests under this Equity Transfer Agreement is the fair value of the 100% equity of BeiGene Shanghai appraised by a qualified Chinese valuation firm under the laws of the PRC. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK's equity interest in BeiGene Shanghai became 95%. As of December 31, 2019, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively.
As of December 31, 2019, the Company had $123,706 of cash and cash equivalents and $1,995 of restricted cash held by BeiGene Biologics, to be used to build the commercial scale biologics facility and to fund research and development of the Company's biologics drug candidates in China.
Commercial distribution legal entity structure
BeiGene (Guangzhou) Co., Ltd. (“BGC”), a wholly-owned subsidiary of BeiGene HK, was organized on July 11, 2017. On September 21, 2018, BGC acquired 100% of the equity interests of Baiji Shenzhou (Guangzhou) Pharmaceuticals Co., Ltd. (formerly known as Huajian Pharmaceuticals Co., Ltd.), which subsequently changed its name to BeiGene Pharmaceuticals (Guangzhou) Co., Ltd. (“BPG”). BPG owns drug distribution licenses necessary to distribute pharmaceutical products in China. The Company acquired these drug distribution licenses through the acquisition of BPG, which was accounted for as an asset acquisition (see Note 4), as it is difficult to obtain a newly issued domestic drug distribution license in China.
Commercial supply agreement and facility expansion
In January 2018, the Company entered into a commercial supply agreement with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (“Boehringer Ingelheim”) for tislelizumab, which is being manufactured at Boehringer Ingelheim’s facility in Shanghai, China as part of a Marketing Authorization Holder (“MAH”) trial project pioneered by the Company and Boehringer Ingelheim. Under the terms of the commercial supply agreement, Boehringer Ingelheim has agreed to manufacture tislelizumab in China under an exclusive multi-year arrangement, with contract extension possible. In addition, the Company obtained certain preferred rights for future capacity expansion by Boehringer Ingelheim in China.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
The components of lease expense were as follows:

Year Ended
December 31,
2019
$
Operating lease cost	13,980
Variable lease cost	1,784
Short-term lease cost	1,001
Total lease cost	16,765

Total expenses under operating leases were $8,930 and $3,810 for the years ended December 31, 2018 and 2017, respectively.
Supplemental balance sheet information related to leases was as follows:

As of
December 31,
2019
$
Operating lease right-of-use assets	35,555
Land use rights, net	46,965
Total operating lease right-of-use assets	82,520

Current portion of operating lease liabilities	10,814
Operating lease liabilities	25,833
Total lease liabilities	36,647

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Maturities of operating lease liabilities are as follows (1):

$
Year ending December 31, 2020	13,065
Year ending December 31, 2021	11,988
Year ending December 31, 2022	8,531
Year ending December 31, 2023	4,799
Year ending December 31, 2024	2,810
Thereafter	126
Total lease payments	41,319
Less imputed interest	(4,672)
Present value of lease liabilities	36,647
(1) As of December 31, 2019, the Company has additional operating leases for office facilities that have not yet commenced of $13,218. These operating leases will commence during fiscal year 2020 with lease terms of up to five years.
Other supplemental information related to leases is summarized below:

Year ended
December 31,
2019
$
Operating cash flows used in operating leases	12,405
ROU assets obtained in exchange for new operating lease liabilities	20,108

As of
December 31,
2019
$
Weighted-average remaining lease term (years)	3
Weighted-average discount rate	7.07%

The undiscounted future minimum payments under non-cancelable operating leases as of December 31, 2018, prior to the adoption of the Lease ASUs was as follows:

$
Year ending December 31:
2019	10,752
2020	9,972
2021	7,805
2022	3,923
2023 and thereafter	1,357
Total	33,809

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

10. Property and Equipment
Property and equipment are recorded at cost and consisted of the following:

	As of December 31,
	2019	2018
	$	$
Laboratory equipment	47,154	22,636
Leasehold improvements	24,008	18,048
Building	109,514	15,857
Manufacturing equipment	62,775	16,048
Software, electronics and office equipment	14,705	4,707
Property and equipment, at cost	258,156	77,296
Less: Accumulated depreciation	(36,709)	(19,722)
Construction in progress	20,955	99,487
Property and equipment, net	242,402	157,061

Construction in progress ("CIP") as of December 31, 2019 and 2018 of $20,955 and $99,487, respectively, primarily related to the buildout of the Guangzhou manufacturing facility.
Transfers out of CIP for the year ended December 31, 2019 primarily relate to assets placed into service upon completion of the initial phase of the Guangzhou manufacturing facility, which occurred in September 2019. Transfers out of CIP during the year ended December 31, 2019 and amounts remaining in CIP as of December 31, 2019 by fixed asset class are as follows:

	Year ended	As of
	December 31,	December 31,
	2019	2019
	Transfers out of CIP	CIP
	$	$
Building	94,374	6,014
Manufacturing equipment	47,279	8,046
Laboratory equipment	26,109	4,496
Other	16,930	2,399
Total	184,692	20,955

Subsequent phases of the Guangzhou factory buildout will continue to be recorded as CIP until they are placed into service.
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 were $17,291, $9,000 and $4,340, respectively.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

11. Intangible Assets
Intangible assets as of December 31, 2019 and December 31, 2018 are summarized as follows:

	December 31, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Product distribution rights	7,500	(1,750)	5,750	7,500	(1,000)	6,500
Trading license	816	(720)	96	816	(144)	672
Total finite-lived intangible assets	8,316	(2,470)	5,846	8,316	(1,144)	7,172

Product distribution rights consist of distribution rights for the approved cancer therapies licensed from BMS, ABRAXANE, REVLIMID, and VIDAZA acquired as part of the BMS collaboration. The Company is amortizing the product distribution rights over a period of 10 years. The trading license represents the Guangzhou drug distribution license acquired on September 21, 2018. The Company is amortizing the drug distribution trading license over the remainder of the license term through February 2020.
Amortization expense of intangible assets for the years ended December 31, 2019, 2018 and 2017 was $1,326, $894 and $250, respectively. As of December 31, 2019, expected amortization expense for the unamortized finite-lived intangible assets is approximately $846 in 2020, $750 in 2021, $750 in 2022, $750 in 2023, $750 in 2024, and $2,000 in 2025 and thereafter.
12. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	$	$	$
PRC	(231,997)	(130,552)	(59,590)
U.S.	24,478	15,036	6,928
Other	(736,067)	(574,313)	(38,402)
Total	(943,586)	(689,829)	(91,064)

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The current and deferred components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2019	2018	2017
	$	$
Current Tax Expense (Benefit):
PRC	16,368	6,890	2,477
U.S.	65	(377)	5,695
Other	12	—	—
Total	16,445	6,513	8,172
Deferred Tax Expense (Benefit):
PRC	(4,738)	(2,682)	115
U.S.	(4,715)	(19,627)	(6,052)
Other	—	—	—
Total	(9,453)	(22,309)	(5,937)
Income Tax Expense (Benefit)	6,992	(15,796)	2,235

The reconciliation of the statutory tax rate to our effective income tax rate is as follow:

	Year Ended December 31,
	2019	2018	2017
	$	$	$
Loss before tax	(943,586)	(689,829)	(91,064)
China statutory tax rate	25%	25%	25%
Expected taxation at China statutory tax rate	(235,897)	(172,457)	(22,766)

Foreign and preferential tax rate differential	191,820	134,673	23,275
Non-deductible expenses	(273)	3,166	966
Stock compensation expenses	(5,698)	(5,371)	1,989
Effect of tax rate change	(63,395)	1,538	2,642
Deductible intellectual property from intercompany transfer	—	—	(29,438)
Change in valuation allowance	146,118	34,009	30,356
Research tax credits and incentives	(25,683)	(11,354)	(4,789)
Taxation for the year	6,992	(15,796)	2,235
Effective tax rate	-0.7%	2.3%	-2.5%

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2019	2018	2017
	$	$	$
Deferred Tax Assets:
Accruals and reserves	27,304	19,193	7,756
Net operating losses carryforward	155,499	61,266	29,801
Stock-based compensation	12,651	8,642	4,639
Research tax credits	33,979	13,608	2,449
Depreciable and amortizable assets	575,128	158,639	—
Lease liability obligation	7,864	—	—
Gross deferred tax assets	812,425	261,348	44,645
Less valuation allowance	(777,583)	(242,945)	(36,600)
Total deferred tax assets	34,842	18,403	8,045

Deferred tax liabilities:
Depreciable and amortizable assets	—	—	(370)
Right of use lease asset	(7,480)	—	—
Total deferred tax liabilities	(7,480)	—	(370)
Net deferred tax asset	27,362	18,403	7,675

Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of December 31, 2019 it is more likely than not that certain deferred tax assets will not be realized for our subsidiaries in Australia, Switzerland, the United States, and for certain subsidiaries in China. For the years ended December 31, 2019 and 2018, there were increases in the valuation allowance of $146,118 and $34,009, respectively. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.
As of December 31, 2019 and 2018, the Company had net operating losses of approximately $810,505 and $300,769, respectively, of which net operating losses as of December 31, 2019 included $12,606 from an entity in Australia that has indefinite carryforward, $356,884 derived from entities in the PRC which expire in years 2020 through 2024, $383,914 derived from an entity in Switzerland that expires in 2026, and $57,101 derived from an entity in the United States that has indefinite carryforward. The Company has approximately $37,011 of U.S. research tax credits which will expire between in 2036 and 2039 if not utilized.
The gross unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	$	$	$
Beginning balance, as of January 1	2,295	918	110
Additions based on tax positions related to prior tax years	46	11	234
Reductions based on tax positions related to prior tax years	(17)	(44)	(91)
Additions based on tax positions related to the current tax year	2,435	1,410	665
Reductions based on lapse of statute of limitations	(126)	—	—
Ending balance, as of December 31	4,633	2,295	918

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Current and prior year additions include assessment of U.S. federal and state tax credits and incentives. None of the unrecognized tax benefits as of December 31, 2019 would impact the consolidated income tax rate if ultimately recognized due to valuation allowances. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. For the years ended December 31, 2019, 2018 and 2017, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of December 31, 2019, Australia tax matters are open to examination for the years 2013 through 2019, China tax matters are open to examination for the years 2014 through 2019, and U.S. federal tax matters are open to examination for years 2016 through 2019. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2019.
The company qualifies for the Technology Advanced Service Enterprises (“TASE”) and High and New Technology Enterprise (“HNTE”) status for certain subsidiaries in China, which expire at the end of 2021. The income tax benefits attributable to this status for the year ended December 31, 2019 is approximately $2,600 or less than $0.01 per share outstanding.
During the year ended December 31, 2019, the Company completed intra-group transfers of certain intangible assets in anticipation of potential commercialization which resulted in the establishment of deferred tax assets that were fully offset by valuation allowances.
As of December 31, 2019, the Company continues to assert indefinite reinvestment on the excess of the financial reporting bases over tax bases in the Company's investments in foreign subsidiaries. A deferred tax liability has not been established for the approximately $9,620 of cumulative undistributed foreign earnings. Determination of the unrecognized deferred tax liability is not practicable due to uncertainty regarding the remittance structure and overall complexity of the hypothetical calculation.
13. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2019	2018
	$	$
Prepaid research and development costs	69,715	58,673
Prepaid taxes	9,498	10,479
Unbilled receivable	—	8,612
Interest receivable	1,932	3,096
Other	9,093	9,694
Total	90,238	90,554

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Other non-current assets consist of the following:

	As of December 31,
	2019	2018
	$	$
Goodwill	109	109
Prepayment of property and equipment	10,289	11,981
Payment of facility capacity expansion activities (1)	24,881	25,193
Prepaid VAT	29,967	14,671
Rental deposits and other	3,209	1,823
Total	68,455	53,777
(1) Represents a payment for a facility expansion under a commercial supply agreement. The payment will provide future benefit to the Company through credits on future supply purchases as further described in Note 8.
Accrued expenses and other payables consisted of the following:

	As of December 31,
	2019	2018
	$	$
Compensation related	54,156	35,887
External research and development activities related	62,794	34,588
Commercial activities	25,645	10,433
Individual income tax and other taxes	9,648	8,030
Sales rebates and returns related	3,198	4,749
Other	8,115	6,727
Total accrued expenses and other payables	163,556	100,414

Other long-term liabilities consist of the following:

	As of December 31,
	2019	2018
	$	$
Deferred revenue, non-current portion	—	9,842
Deferred government grant income	46,391	37,851
Other	171	1,080
Total other long-term liabilities	46,562	48,773

14. Long-Term Bank Loan
On September 2, 2015, BeiGene Suzhou entered into a loan agreement with Suzhou Industrial Park Biotech Development Co., Ltd. and China Construction Bank to borrow RMB120,000 at a 7% fixed annual interest rate. The loan was secured by BeiGene Suzhou's equipment and the Company's rights to a PRC patent on a drug candidate. In September 2018, the Company repaid the first tranche of $8,736 (RMB60,000). In September 2019, the Company repaid the remaining principal outstanding of $8,394 (RMB60,000).
On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow an RMB denominated loan of RMB580,000 at a floating interest rate benchmarking RMB loan interest rates of financial institutions in the PRC. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense will be paid quarterly until the loan is fully settled. As of December 31, 2019, the Company has fully drawn down $83,311 (RMB580,000) of this loan. The loan interest rate was 4.9% for the year ended December 31, 2019, and the maturity dates range from 2021 to 2027.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

On September 3, 2019, BeiGene Shanghai entered into a three-year working capital loan facility with Industrial Bank Co., Ltd. ("Industrial Bank") to borrow up to RMB348,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan facility was secured with RMB deposited at Industrial Bank and the loan interest rate was 4.85%. Interest expense was payable quarterly until the loan was fully settled. In December 2019, the Company repaid the outstanding principal of $24,419 (RMB170,000).
Interest expense recognized for the years ended December 31, 2019, 2018 and 2017 amounted to $4,732, $2,253 and $1,260, respectively, among which, $2,412, $575 and nil was capitalized, respectively.
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
For the years ended December 31, 2019, 2018 and 2017, total interest expense generated from the Shareholder Loan was $10,423, $10,894 and $7,649, respectively, among which, $2,445, $3,112 and $614 was capitalized, respectively.
16. Product Revenue
The Company’s product sales are derived from the sale of ABRAXANE, REVLIMID, and VIDAZA in China under a distribution license from BMS. Following FDA approval on November 14, 2019, the Company launched its first internally developed drug, BRUKINSA, and began generating product revenues in the United States.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The table below presents the Company’s net product sales for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	$	$	$
Product revenue - gross	228,760	138,046	28,428
Less: Rebates and sales returns	(6,164)	(7,161)	(4,000)
Product revenue - net	222,596	130,885	24,428

The following table presents the rollforward of accrued sales rebates and returns for the years ended December 31, 2019 and December 31, 2018.

Sales Rebates and Returns
$
Balance as of December 31, 2017	3,997
Accrual	7,161
Payment	(6,409)
Balance as of December 31, 2018	4,749
Accrual	6,164
Payment	(7,715)
Balance as of December 31, 2019	3,198

17. Loss Per Share
Loss per share was calculated as follows:

	Year Ended December 31,
	2019	2018	2017
	$	$	$
Numerator:
Net loss attributable to BeiGene, Ltd.	(948,628)	(673,769)	(93,105)
Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	780,701,283	720,753,819	543,185,460
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(1.22)	(0.93)	(0.17)

For the years ended December 31, 2019, 2018 and 2017, the computation of basic loss per share using the two-class method was not applicable, as the Company was in a net loss position.
The effects of all share options and restricted share units were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive during the years ended December 31, 2019, 2018 and 2017.
18. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
On January 14, 2016, in connection with its U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of December 31, 2019, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

totaled 5,152,236. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5)% of the outstanding shares of the Company's ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added to the 2016 Plan under this provision. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this "evergreen" provision and implement other changes required by the Hong Kong Stock Exchange ("HKEx") rules. In December 2018, the board of directors approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
As of December 31, 2019, share-based awards to acquire 32,221,058 ordinary shares were available for future grant under the 2016 Plan.
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
As of December 31, 2019, share-based awards to acquire 8,770,046 ordinary shares were available for future grant under the 2018 Plan.
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
As of December 31, 2019, 6,966,550 ordinary shares were available for future issuance under the ESPP.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
The following table summarizes the Company’s share option activities under the 2011, 2016 and 2018 Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	$	Years	$
Outstanding at December 31, 2016	77,079,743	1.31
Granted	62,085,462	3.73	2.65
Exercised	(5,887,193)	0.82			24,723
Forfeited	(6,275,115)	2.52
Outstanding at December 31, 2017	127,002,897	2.45
Granted	9,387,885	12.32	7.08
Exercised	(13,841,036)	2.23			132,687
Forfeited	(6,467,099)	3.59
Outstanding at December 31, 2018	116,082,647	3.21
Granted	12,641,590	9.38	5.06
Exercised	(16,730,441)	2.60			171,429
Forfeited	(3,576,542)	5.09
Outstanding at December 31, 2019	108,417,254	3.96		6.94	953,925
Exercisable as of December 31, 2019	64,465,095	2.48		6.24	662,541
Vested and expected to vest at December 31, 2019	104,022,039	3.87		6.90	924,787
As of December 31, 2019, the unrecognized compensation cost related to 39,556,944 unvested share options expected to vest was $137,022. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.0 years.
The total fair value of employee share option awards vested during the years ended December 31, 2019, 2018 and 2017 was $58,670, $55,642 and $20,440, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The following table presents the assumptions used to estimate the fair values of the share options granted in the years presented:

Year Ended December 31,
	2019	2018	2017
Fair value of ordinary share	$4.64 ~ $8.28	$4.30 ~ $8.85	$2.39 ~ $8.71
Risk-free interest rate	1.5% ~ 2.8%	2.5% ~ 3.1%	2.2% ~ 2.6%
Expected exercise multiple	2.2 ~ 2.8	2.2 ~ 2.8	2.2 ~ 2.8
Expected volatility	58% ~ 60%	60% ~ 64%	99% ~ 100%
Expected dividend yield	0%	0%	0%
Contractual life	10 years	10 years	10 years

Restricted shares
The following table summarizes the Company’s restricted share activities under the 2016 Plan:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2016	1,075,000	2.16
Granted	300,000	2.95
Vested	(268,750)	2.04
Forfeited	(300,000)	2.95
Outstanding at December 31, 2017	806,250	2.16
Granted	—	—
Vested	(387,500)	2.12
Forfeited	(118,750)	2.04
Outstanding at December 31, 2018	300,000	2.25
Granted	—	—
Vested	(75,000)	2.27
Forfeited	(150,000)	2.24
Outstanding at December 31, 2019	75,000	2.27
Expected to vest at December 31, 2019	67,500	2.27

The Company had no non-employee restricted share activities during the year ended December 31, 2019.
As of December 31, 2019, the unrecognized compensation cost related to unvested restricted shares expected to vest was $153. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 0.7 years.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Restricted share units
The following table summarizes the Company's restricted share unit activities under the 2016 and 2018 Plans:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2016	—	—
Granted	1,469,442	7.55
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2017	1,469,442	7.55
Granted	14,079,598	12.07
Vested	(689,130)	8.33
Forfeited	(757,458)	10.89
Outstanding at December 31, 2018	14,102,452	11.85
Granted	18,637,333	10.10
Vested	(3,474,068)	11.75
Forfeited	(2,413,450)	11.07
Outstanding at December 31, 2019	26,852,267	10.72
Expected to vest at December 31, 2019	24,167,040	10.72

As of December 31, 2019, the unrecognized compensation cost related to unvested restricted share units expected to vest was $226,985. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 3.2 years.
The following table summarizes total share-based compensation cost recognized for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	$	$	$
Research and development	76,293	54,384	30,610
Selling, general and administrative	57,861	32,743	12,253
Total	134,154	87,127	42,863

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

19. Accumulated Other Comprehensive (Loss) Income
The movement of accumulated other comprehensive (loss) income is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Available-for-Sale Securities	Total
	$	$	$
December 31, 2017	(85)	(395)	(480)
Adjustment for the opening balance of accumulated other comprehensive loss	263	—	263
January 1, 2018	178	(395)	(217)
Other comprehensive (loss) income before reclassifications	(390)	4,081	3,691
Amounts reclassified from accumulated other comprehensive loss	—	(1,948)	(1,948)
Net-current period other comprehensive (loss) income	(390)	2,133	1,743
December 31, 2018	(212)	1,738	1,526
Other comprehensive (loss) income before reclassifications	(9,079)	5,596	(3,483)
Amounts reclassified from accumulated other comprehensive loss	—	(6,044)	(6,044)
Net-current period other comprehensive loss	(9,079)	(448)	(9,527)
December 31, 2019	(9,291)	1,290	(8,001)

20. Shareholders’ Equity
Follow-on public offerings
During the years ended December 31, 2019, 2018 and 2017, the Company completed the following follow-on public offerings:
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
On August 8, 2018, the Company completed an initial public offering of its ordinary shares on The Hong Kong Stock Exchange Limited and a follow-on public offering of its ADS on the NASDAQ Global Select Market under the Company's effective registration statement on Form S-3 at a price of $13.76 per ordinary share, or $178.90 per ADS. In this offering, the Company sold 65,600,000 ordinary shares. Net proceeds after deducting underwriting discounts and commissions and offering expenses were $869,709.
Share Subscription Agreement
On August 31, 2017, the Company sold 32,746,416 of its ordinary shares to BMS for an aggregate cash price of $150,000, or $4.58 per ordinary share, or $59.55 per ADS, pursuant to a Share Subscription Agreement in connection with the entry into the A&R PD-1 License Agreement. Proceeds from the issuance are recorded net of $72 of fees related to the share issuance. The offer and sale of the shares issued pursuant to the Share Subscription Agreement was made in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving a public offering, and/or Regulation D under the Securities Act.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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
During the years ended December 31, 2019, 2018 and 2017, no appropriation to statutory reserves was made because the PRC subsidiaries had substantial losses during such periods.
As a result of these PRC laws and regulations including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulation in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of December 31, 2019 and 2018, amounts restricted are the net assets of the Company’s PRC subsidiaries, which amounted to $109,633 and $93,281, respectively.
22. Employee Defined Contribution Plans
Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $23,282, $12,713 and $4,103 for the years ended December 31, 2019, 2018 and 2017, respectively.
During the year ended December 31, 2016, the Company implemented a defined contribution 401(k) savings plan (the "401(k) Plan") for U.S. employees. The 401(k) Plan covers all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, the Company implemented a matching contribution to the 401(k) Plan, matching 50% of an employee's contribution up to a maximum of 3% of the participant's compensation. Company contributions to the 401(k) plan totaled $2,389, $1,275 and $455 in the years ended December 31, 2019, 2018 and 2017, respectively.
The Company maintains a government mandated  program to cover employees of its wholly owned subsidiary in Switzerland for pension, death or disability.  The pension arm of the program is considered a defined contribution plan.  Employer and employee contributions are made based on various percentages of salaries and wages that vary based on employee age and other factors. Company contributions into the program amounted to $528, $55, and nil in the years ended December 31, 2019, 2018 and 2017, respectively. Employee benefits for the remaining subsidiaries were immaterial.
23. Commitments and Contingencies
Purchase Commitments
As of December 31, 2019, the Company had purchase commitments amounting to $128,532, of which $97,203 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $31,329 related to binding purchase order obligations of inventory from BMS. The Company does not have any minimum purchase requirements for inventory from BMS.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Capital commitments
The Company had capital commitments amounting to $42,074 for the acquisition of property, plant and equipment as of December 31, 2019, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility and expansion of BGC's research and development activities in Guangzhou, China.
Other Business Agreements
The Company enters into agreements in the ordinary course of business with contract research organizations ("CROs") to provide research and development services. These contracts are generally cancelable at any time by the Company with prior written notice.
The Company also enters into collaboration agreements with institutions and companies to license intellectual property. The Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with its collaboration agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. These commitments are not recorded on the consolidated balance sheet because the achievement and timing of these milestones are not fixed and determinable. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in the consolidated financial statements.
24. Selected Quarterly Financial Data (Unaudited)
The following table summarizes the unaudited statements of operations for each quarter of 2019 and 2018 (in thousands except share and per share amounts). The unaudited quarterly information has been prepared on a basis consistent with the audited financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or for any future period and there can be no assurances that any trend reflected in such results will continue in the future.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2019	$	$	$	$
Revenue	77,833	243,346	50,141	56,892
Loss from operations	(173,755)	(85,833)	(312,266)	(388,037)
Net loss	(168,069)	(85,954)	(308,660)	(387,895)
Net loss attributable to ordinary shareholders	(167,640)	(85,570)	(307,357)	(388,061)
Basic and diluted net loss per share (1)	(0.22)	(0.11)	(0.39)	(0.49)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2018	$	$	$	$
Revenue	32,544	52,804	54,202	58,670
Loss from operations	(110,809)	(163,050)	(151,102)	(280,808)
Net loss	(105,116)	(157,715)	(144,492)	(266,710)
Net loss attributable to ordinary shareholders	(104,596)	(156,887)	(144,031)	(268,255)
Basic and diluted net loss per share (1)	(0.16)	(0.22)	(0.19)	(0.35)

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
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

25. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The Company’s long-lived assets are substantially located in the PRC.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Year Ended December 31,
	2019	2018	2017
	$	$	$
PRC	221,557	132,385	24,428
U.S.	134,689	42,793	138,423
Other	71,966	23,042	75,536
Total	428,212	198,220	238,387

26. Subsequent Events
On January 2, 2020, following approval by the Company's shareholders and satisfaction of other closing conditions, the Company announced the closing of its global strategic oncology collaboration with Amgen for the commercialization and development in China of Amgen’s XGEVA, KYPROLIS, and BLINCYTO, and the joint global development of 20 oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. In connection with the collaboration, Amgen purchased a 20.5% stake in BeiGene for approximately $2.8 billion in cash at $174.85 per ADS.
On January 13, 2020, the Company entered into an exclusive development and commercialization agreement for the orphan biologic products SYLVANT® (siltuximab) and QARZIBA® (dinutuximab beta) in Greater China with EUSA Pharma ("EUSA"). Under the terms of the agreement, EUSA granted the Company exclusive rights to SYLVANT in Greater China and to QARZIBA in mainland China. Under the agreement, the Company has agreed to fund and undertake all clinical development and regulatory submissions in the territories, and plans to launch and commercialize both products once approved. EUSA received a $40 million upfront payment and will be eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $160 million. EUSA will also be eligible to receive tiered royalties on future product sales.
Coronavirus Disease 2019 (COVID-19)
Beginning in January 2020, the novel coronavirus (COVID-19) outbreak originating in Wuhan, China has impacted the Company’s operations in China, including commercial sales, regulatory interactions and inspections, and clinical trial recruitment and participation. Given the uncertainty of the situation, the duration of the business disruption and related financial impact cannot be reasonably estimated at this time.

Exhibit Index

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1		Fifth Amended and Restated Memorandum and Articles of Association of the Registrant, as currently in effect		8-K (Exhibit 3.1)	12/12/2018	001-37686
4.1	.1	Deposit Agreement dated February 5, 2016 by and among the Company, the Depositary and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	2/11/2016	001-37686
	.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	4/11/2016	001-37686
	.3	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.7)	8/10/2016	001-37686
	.4	Form of Letter Agreement between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.9)	5/10/2017	001-37686
4.2		Form of American Depositary Receipt (included in Exhibit 4.1.1)
4.3		Specimen Certificate for Ordinary Shares		S-1 (Exhibit 4.3)	12/9/2015	333-207459
4.4	.1	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 4.4)	10/16/2015	333-207459
	.2	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 10.21)	1/27/2016	333-207459
4.5		Registration Rights Agreement, dated as of November 16, 2016, by and among BeiGene, Ltd. and the investors named therein		8-K (Exhibit 4.1)	11/17/2016	001-37686
4.6		Description of BeiGene, Ltd.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
Lease Agreements
10.1		Lease dated February 1, 2011 by and between BeiGene (Beijing) Co., Ltd. and Beijing Xintaike Medical Device Co., Ltd. (English translation)		S-1 (Exhibit 10.4)	10/16/2015	333-207459
10.2		Lease Agreement, dated as of April 10, 2016, between BeiGene (Suzhou) Co., Ltd. and Suzhou Industrial Park Biotech Development Co., Ltd. (English Translation)		10-Q (Exhibit 10.5)	5/12/2016	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Collaboration, License and Commercial Agreements
10.3#		Amended Equity Joint Venture Contract regarding BeiGene Biologics Co., Ltd., dated April 11, 2017 between BeiGene (Hong Kong) Co., Limited and Guangzhou GET Technology Development Co., Ltd.		10-Q (Exhibit 10.1)	5/10/2017	001-37686
10.4#
Amended Capital Increase Agreement with respect to BeiGene Biologics Co., Ltd., dated April 11, 2017, among BeiGene (Hong Kong) Co., Limited; Guangzhou GET Technology Development Co., Ltd.; and BeiGene Biologics Co., Ltd.
				10-Q (Exhibit 10.2)	5/10/2017	001-37686
10.5#		Shareholder Loan Contract with respect to BeiGene Biologics Co., Ltd, dated March 7, 2017, between Guangzhou GET Technology Development Co., Ltd. and BeiGene Biologics Co., Ltd.		10-Q (Exhibit 10.3)	5/10/2017	001-37686
10.6#		License and Supply Agreement, dated July 5, 2017, by and between the Registrant and Celgene Logistics Sàrl		10-Q (Exhibit 10.3)	11/13/2017	001-37686
	.1	Assignment and Assumption Agreement, dated December 29, 2017, by and between the Registrant and BeiGene Switzerland GmbH	X
10.7		Share Subscription Agreement, dated July 5, 2017, by and between Celgene Switzerland LLC and the Registrant		8-K (Exhibit 10.1)	7/6/2017	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.8 ##
Letter Agreement, dated June 14, 2019, by and among the Registrant, BeiGene Switzerland GmbH, Celgene Corporation and Celgene Switzerland LLC, to terminate the Amended and Restated Exclusive License and Collaboration Agreement, dated August 31, 2017
				10-Q (Exhibit 10.1)	8/8/2019	001-37686
10.9##		Share Purchase Agreement, dated October 31, 2019, by and between Amgen Inc. and the Registrant	X
10.10		Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and between Amgen Inc. and the Registrant	X
10.11##		Collaboration Agreement, dated October 31, 2019, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.	X
10.12		Guarantee, dated October 31, 2019, made by and between Amgen Inc. and the Registrant	X
Equity and Other Compensation Plans
10.13†		2011 Option Plan, as amended and form of option agreements thereunder		S-1 (Exhibit 10.1)	10/16/2015	333-207459
10.14	.1†	Second Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	12/12/2018	001-37686
	.2†	Forms of Restricted Share Unit Award Agreement for Non-Employee Directors under the 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.7)	8/9/2018	001-37686
	.3†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.2)	8/8/2019	001-37686
	.4†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.3)	8/8/2019	001-37686
	.5†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.4)	8/8/2019	001-37686
	.6†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.5)	8/8/2019	001-37686
	.7†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.6)	8/8/2019	001-37686
10.15	.1†	Amended and Restated 2018 Inducement Equity Plan		8-K (Exhibit 10.1)	8/13/2018	001-37686
	.2†	Form of Non-Qualified Share Option Agreement under the 2018 Inducement Equity Plan		8-K (Exhibit 10.3)	6/8/2018	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.3†	Form of Restricted Share Unit Award Agreement under the 2018 Inducement Equity Plan		10-Q (Exhibit 10.5)	8/9/2018	001-37686
10.16†	.1†	Second Amended and Restated 2018 Employee Share Purchase Plan		8-K (Exhibit 10.2)	12/12/2018	001-37686
	.2†	Amendment No. 1 to the Second Amended and Restated 2018 Employee Share Purchase Plan		8-K (Exhibit 10.2)	6/5/2019	001-37686
10.17†		Senior Executive Cash Incentive Bonus Plan		S-1 (Exhibit 10.19)	1/19/2016	333-207459
10.18†		Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	6/5/2019	001-37686
Agreements with Executive Officers and Directors
10.19†		Form of Indemnification Agreement, entered into between the Registrant and its directors and officers		S-1 (Exhibit 10.3)	1/19/2016	333-207459
10.20†		Employment Agreement, dated April 25, 2017, by and between the Registrant and John V. Oyler		8-K (Exhibit 10.1)	4/26/2017	001-37686
10.21†		Executive Employment Agreement, dated April 28, 2018, by and between BeiGene (Beijing) Co., Ltd. and Xiaobin Wu		10-Q (Exhibit 10.1)	8/9/2018	001-37686
10.22†		Employment Agreement, dated July 13, 2015, by and between BeiGene USA, Inc. and Howard Liang		S-1 (Exhibit 10.9)	10/16/2015	333-207459
10.23†		Employment Agreement, dated as of August 19, 2016, by and between BeiGene USA, Inc. and Jane Huang		10-Q (Exhibit 10.2)	11/10/2016	001-37686
10.24†		Consulting Agreement, dated July 24, 2018, by and between the Registrant and Xiaodong Wang		10-Q (Exhibit 10.8)	8/9/2018	001-37686

Exhibit No.	Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young Hua Ming LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
31.2	Certification of Principle Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

†    Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this exhibit omitted and filed separately.

##
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

BEIGENE, LTD.
Date: March 2, 2020	By:	/s/ JOHN V. OYLER

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ JOHN V. OYLER	Chief Executive Officer and Chairman	March 2, 2020
John V. Oyler	(Principal Executive Officer)

/s/ HOWARD LIANG	Chief Financial Officer and Chief Strategy Officer	March 2, 2020
Howard Liang	(Principal Financial and Accounting Officer)

/s/ TIMOTHY CHEN	Director	March 2, 2020
Timothy Chen

/s/ DONALD W. GLAZER	Director	March 2, 2020
Donald W. Glazer

/s/ MICHAEL GOLLER	Director	March 2, 2020
Michael Goller

/s/ ANTHONY C. HOOPER	Director	March 2, 2020
Anthony C. Hooper

/s/ RANJEEV KRISHANA	Director	March 2, 2020
Ranjeev Krishana

/s/ THOMAS MALLEY	Director	March 2, 2020
Thomas Malley

/s/ XIAODONG WANG	Director	March 2, 2020
Xiaodong Wang

/s/ JING-SHYH (SAM) SU	Director	March 2, 2020
Jing-Shyh (Sam) Su

/s/ QINGQING YI	Director	March 2, 2020
Qingqing Yi