Form 10-Q
period 2020-03-31
BeiGene, Ltd.
filed 2020-05-11
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 30, 2020, 1,008,198,947 ordinary shares, par value $0.0001 per share, were outstanding, of which 850,615,805 ordinary shares were held in the form of 65,431,985 American Depositary Shares, each representing 13 ordinary shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		March 31,	December 31,
	Note	2020	2019
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		1,957,101	618,011
Short-term restricted cash	4	282	288
Short-term investments	4	1,417,097	364,728
Accounts receivable, net	10	65,620	70,878
Inventories	5	28,775	28,553
Prepaid expenses and other current assets	10	126,312	90,238
Total current assets		3,595,187	1,172,696
Long-term restricted cash	4	2,435	2,476
Property, plant and equipment, net	6	240,331	242,402
Operating lease right-of-use assets		91,509	82,520
Intangible assets, net	8	5,563	5,846
Deferred tax assets	9	37,937	37,894
Other non-current assets	10	94,250	68,455
Total non-current assets		472,025	439,593
Total assets		4,067,212	1,612,289
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		98,364	122,488
Accrued expenses and other payables	10	179,331	163,556
Tax payable	9	19,535	13,454
Operating lease liabilities, current portion		14,597	10,814
Research and development cost share liability, current portion	3	128,672	—
Short-term bank loan	11	11,298	—
Total current liabilities		451,797	310,312
Non-current liabilities:
Long-term bank loan	11	81,913	83,311
Shareholder loan	12	157,278	157,384
Operating lease liabilities, non-current portion		32,967	25,833
Deferred tax liabilities		10,368	10,532
Research and development cost share liability, non-current portion	3	460,528	—
Other long-term liabilities	10	45,305	46,562
Total non-current liabilities		788,359	323,622
Total liabilities		1,240,156	633,934
Commitments and contingencies	19
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,007,976,816 and 801,340,698 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively		101	79
Additional paid-in capital		5,138,239	2,925,970
Accumulated other comprehensive loss	16	(6,548)	(8,001)
Accumulated deficit		(2,319,578)	(1,955,843)
Total BeiGene, Ltd. shareholders’ equity		2,812,214	962,205
Noncontrolling interest		14,842	16,150
Total equity		2,827,056	978,355
Total liabilities and equity		4,067,212	1,612,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended
		March 31,
	Note	2020	2019
		$	$
Revenues
Product revenue, net	13	52,059	57,421
Collaboration revenue	3	—	20,412
Total revenues		52,059	77,833
Expenses
Cost of sales - product		14,149	15,261
Research and development		304,302	178,351
Selling, general and administrative		107,081	57,645
Amortization of intangible assets		283	331
Total expenses		425,815	251,588
Loss from operations		(373,756)	(173,755)
Interest income, net		6,690	4,477
Other income, net		3,681	1,728
Loss before income taxes		(363,385)	(167,550)
Income tax expense	9	1,554	519
Net loss		(364,939)	(168,069)
Less: net loss attributable to noncontrolling interests		(1,204)	(429)
Net loss attributable to BeiGene, Ltd.		(363,735)	(167,640)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	14	(0.36)	(0.22)
Weighted-average shares outstanding, basic and diluted	14	1,005,347,581	774,750,255

Net loss per American Depositary Share (“ADS”), basic and diluted		(4.70)	(2.81)
Weighted-average ADSs outstanding, basic and diluted		77,334,429	59,596,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	$	$
Net loss	(364,939)	(168,069)
Other comprehensive (loss)/ income, net of tax of nil:
Foreign currency translation adjustments	(4,349)	3,755
Unrealized holding gain, net	5,698	685
Comprehensive loss	(363,590)	(163,629)
Less: comprehensive loss attributable to noncontrolling interests	(1,308)	(535)
Comprehensive loss attributable to BeiGene, Ltd.	(362,282)	(163,094)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three months ended March 31,
	Note	2020	2019
		$	$
Operating activities:
Net loss		(364,939)	(168,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		7,750	3,416
Share-based compensation expenses	15	38,255	26,392
Provision for doubtful accounts		2,022	—
Unrealized gain on equity securities	4	(6,964)	—
Acquired in-process research and development		43,000	29,000
Amortization of research and development cost share liability		(27,634)	—
Non-cash interest expense		2,572	1,858
Deferred income tax benefits		(206)	(983)
Other items, net		(1,105)	(3,218)
Changes in operating assets and liabilities:
Accounts receivable		3,236	(17,920)
Inventories		(222)	3,102
Prepaid expenses and other current assets		(36,075)	(5,772)
Operating lease right-of-use assets		(8,990)	(1,588)
Other non-current assets		(2,710)	(10,212)
Accounts payable		(21,450)	(20,364)
Accrued expenses and other payables		15,775	(8,790)
Tax payable		6,080	969
Deferred revenue		—	(2,238)
Operating lease liabilities		10,917	1,550
Other long-term liabilities		(1,256)	892
Net cash used in operating activities		(341,944)	(171,975)
Investing activities:
Purchases of property, plant and equipment		(21,533)	(21,828)
Purchases of investments		(1,307,179)	(487,354)
Proceeds from sale or maturity of investments		256,743	710,598
Purchase of in-process research and development		(43,000)	(29,000)
Net cash (used in) provided by investing activities		(1,114,969)	172,416
Financing activities:
Proceeds from sale of ordinary shares, net of cost		2,162,407	—
Proceeds from research and development cost share liability		616,834	—
Proceeds from long-term bank loan	11	—	36,695
Proceeds from short-term bank loan	11	11,298	—
Proceeds from option exercises and employee share purchase plan		11,629	6,269
Net cash provided by financing activities		2,802,168	42,964
Effect of foreign exchange rate changes, net		(6,212)	4,265
Net increase in cash, cash equivalents, and restricted cash		1,339,043	47,670
Cash, cash equivalents, and restricted cash at beginning of period		620,775	740,713
Cash, cash equivalents, and restricted cash at end of period		1,959,818	788,383
Supplemental cash flow information:
Cash and cash equivalents		1,957,101	764,492
Short-term restricted cash		282	14,900
Long-term restricted cash		2,435	8,991
Income taxes paid		531	360
Interest paid		1,136	888
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		26,412	32,462
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,955,843)	962,205	16,150	978,355
Issuance of ordinary shares in connection with collaboration	206,635,013	21	2,162,386	—	—	2,162,407	—	2,162,407
Use of shares reserved for share option exercises	(3,705,468)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	3,706,573	1	11,628	—	—	11,629	—	11,629
Share-based compensation	—	—	38,255	—	—	38,255	—	38,255
Other comprehensive income	—	—	—	1,453	—	1,453	(104)	1,349
Net loss	—	—	—	—	(363,735)	(363,735)	(1,204)	(364,939)
Balance at March 31, 2020	1,007,976,816	101	5,138,239	(6,548)	(2,319,578)	2,812,214	14,842	2,827,056

Balance at December 31, 2018	776,263,184	77	2,744,814	1,526	(1,007,215)	1,739,202	14,445	1,753,647
Use of shares reserved for share option exercises	(916,383)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	2,066,383	1	6,268			6,269		6,269
Share-based compensation	—	—	26,392	—	—	26,392	—	26,392
Other comprehensive income	—	—	—	4,546	—	4,546	(106)	4,440
Net loss	—	—	—	—	(167,640)	(167,640)	(429)	(168,069)
Balance at March 31, 2019	777,413,184	78	2,777,474	6,072	(1,174,855)	1,608,769	13,910	1,622,679

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
BeiGene, Ltd. (the “Company”) is a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing and commercializing innovative medicines to improve treatment outcomes and access for patients worldwide. The Company started as a research and development company in Beijing in 2010. Over the last ten years, it has developed into a fully-integrated global biotechnology company, with significant commercial, manufacturing, and research and development capabilities.
The Company has built substantial commercial capabilities in China and the United States and is currently marketing both internally-developed drugs and in-licensed drugs. In the United States, the Company markets BRUKINSA™ (zanubrutinib) for adult patients with mantle cell lymphoma ("MCL") who have received at least one prior therapy. In China, the Company markets tislelizumab for patients with classical Hodgkin’s Lymphoma ("cHL") who have received at least two prior therapies and for patients with locally advanced or metastatic urothelial carcinoma ("UC"), a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy. As of May 1, 2020, the Company has filed three additional new or supplementary new drug applications ("sNDA") for regulatory approvals in China for its internally-developed products and is planning for launches in these additional products or indications in 2020 and beyond. The Company's in-licensed portfolio includes ABRAXANE®, REVLIMID® and VIDAZA®, which it has been marketing in China since 2017 under a license from Celgene Logistics Sàrl, a Bristol Myers Squibb (“BMS”) company. The Company plans on launching additional in-licensed products in China from its collaborations, including XGEVA® (denosumab), KYPROLIS® (carfilzomib) and BLINCYTO® (blinatumomab) from Amgen Inc. ("Amgen"), and SYLVANT® (siltuximab) and QARZIBA® ▼ (dinutuximab beta), from EUSA Pharma ("EUSA").
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of shareholders' equity for the three months ended March 31, 2020 and 2019, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report").
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.
Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. The Company consolidates its interests in its joint venture, BeiGene Biologics Co., Ltd. ("BeiGene Biologics") and MapKure, LLC, under the voting model and recognizes the minority shareholders' equity interest as a noncontrolling interest in its condensed consolidated financial statements.

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
Recent accounting pronouncements
New accounting standards which have been adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. Subsequently, the FASB issued ASU 2019-05, Financial Instruments- Credit Losses (Topic 326): Targeted Transition Relief and ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments- Credit Losses (collectively, the "Credit Loss ASUs"). The Credit Loss ASUs change the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The Company adopted the standard on January 1, 2020. Based on the composition of the Company's trade receivables and investment portfolio, the adoption of this standard did not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has updated its accounting policy for trade accounts receivable and is providing additional disclosure about its allowance for credit losses, as required by the standard, upon adoption.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, modifies, and adds certain disclosure requirements for fair value measurements. The added disclosure requirements and the modified disclosure on the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented. All other changes to disclosure requirements in this update should be applied retrospectively to all periods presented upon their effective date. The Company adopted this standard on January 1, 2020. There was no material impact to the Company's financial position or results of operations upon adoption.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. This guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard on January 1, 2020. There was no material impact to the Company's financial position or results of operations upon adoption.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance should be applied retrospectively to the date of initial application of Topic 606. The Company adopted this standard on January 1, 2020. There was no material impact to the Company's financial position or results of operations upon adoption.
 New accounting standards which have not yet been adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes as part of the FASB's overall initiative to reduce complexity in accounting standards. The amendments include removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The update is effective in fiscal years beginning after December 15, 2020, and interim periods therein, and early adoption is permitted. Certain amendments in this update should be applied retrospectively or modified retrospectively, and all other amendments should be applied prospectively. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2019.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at their invoiced amounts, net of trade discounts and allowances as well as an allowance for credit losses. The allowance for credit losses reflects the Company's current estimate of credit losses expected to be incurred over the life of the receivables. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the aging of receivables and aging trends, customer creditworthiness and specific exposures related to particular customers. The Company also monitors other risk factors and forward-looking information, such as country specific risks and economic factors that may affect a customer's ability to pay in establishing and adjusting its allowance for credit losses. Accounts receivable are written off after all collection efforts have ceased.
Except for the changes to the Company’s significant accounting policies related to the adoption of the Credit Loss ASUs, there have been no other material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2020, as compared to the significant accounting policies described in the Annual Report.
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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2020 and December 31, 2019:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2020	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 4):
U.S. treasury securities	1,417,097	—	—
Cash equivalents:
U.S. treasury securities	251,505	—	—
Money market funds	1,144,458	—	—
Other non-current assets:
Equity securities (Note 4)	7,592	4,372	—
Total	2,820,652	4,372	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 4):
U.S. treasury securities	364,728	—	—
Cash equivalents
U.S. treasury securities	16,442	—	—
Money market funds	50,461	—	—
Total	431,631	—	—

The Company's equity securities consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. ("Leap"), which were acquired in connection with a strategic collaboration and license agreement entered into in January 2020. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies.
The Company had no liabilities measured and recorded at fair value on a recurring basis as of March 31, 2020 or December 31, 2019.
3. Collaborative Arrangements
The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of internally-developed drug candidates to other parties, in-licenses of drug products and drug candidates from other parties, and profit and cost sharing arrangements.
Amgen
On October 31, 2019, the Company entered into a global strategic oncology collaboration with Amgen (the "Amgen Collaboration Agreement") for the commercialization and development in China, excluding Hong Kong, Taiwan and Macao, of Amgen’s XGEVA, KYPROLIS, and BLINCYTO, and the joint global development of a portfolio of oncology assets in

Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. On January 2, 2020, following approval by the Company's shareholders and satisfaction of other closing conditions, the agreement became effective.
Under the agreement, the Company is responsible for the commercialization of XGEVA, KYPROLIS and BLINCYTO in China for five or seven years. Amgen is responsible for manufacturing of the products globally and will supply the products to the Company at an agreed upon price. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one product and is entitled to receive royalties on sales in China for an additional five years on the products not retained. XGEVA was approved in China in 2019 for patients with giant cell tumor of the bone and a supplemental new drug application has been filed for prevention of skeletal-related events in cancer patients with bone metastases. Additionally, new drug applications have been filed in China for KYPROLIS as a treatment for patients with multiple myeloma and BLINCYTO a as a treatment for adult patients with relapsed or refractory acute lymphoblastic leukemia (ALL).
Amgen and the Company are also jointly developing a portfolio of Amgen oncology pipeline assets under the collaboration. In April 2020, two Amgen oncology pipeline assets were removed from the collaboration due to portfolio prioritization, and the parties expect that the development plan for the assets in the portfolio will continue to evolve over time. The Company is responsible for conducting clinical development activities in China and co-funding global development costs by contributing cash and development services up to a total cap of $1,250,000. Amgen is responsible for all development, regulatory and commercial activities outside of China. For each pipeline asset that is approved in China, the Company will receive commercial rights for seven years from approval. The Company has the right to retain approximately one out of every three approved pipeline assets, other than AMG 510, for commercialization in China. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. The Company is entitled to receive royalties from sales in China for pipeline assets returned to Amgen for five years after the seven-year commercialization period. The Company is also entitled to receive royalties from global sales of each product outside of China (with the exception of AMG 510).
The Amgen Collaboration Agreement is within the scope of ASC 808, as both parties are active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the agreement. The Company is the principal for product sales to customers in China during the commercialization period and will recognize 100% of net product revenue on these sales. Amounts due to Amgen for its portion of net product sales will be recorded as cost of sales. Cost reimbursements due to or from Amgen under the profit share will be recognized as incurred and recorded to cost of sales; selling, general and administrative expense; or research and development expense, based on the underlying nature of the related activity subject to reimbursement. Costs incurred for the Company's portion of the global co-development funding are recorded to research and development expense as incurred.
In connection with the collaboration, a Share Purchase Agreement ("SPA") was entered into by the parties on October 31, 2019. On January 2, 2020, the closing date of the transaction, Amgen purchased 15,895,001 of the Company's ADSs for $174.85 per ADS, representing a 20.5% ownership stake in the Company. Per the SPA, the cash proceeds shall be used as necessary to fund the Company's development obligations under the Amgen Collaboration Agreement. Pursuant to the SPA, Amgen also received the right to designate one member of the Company's board of directors.
In determining the fair value of the common stock at closing, the Company considered the closing price of the common stock on the closing date of the transaction and included a lack of marketability discount because the shares are subject to certain restrictions. The fair value of the shares on the closing date was determined to be $132.74 per ADS, or $2,109,902 in the aggregate. The Company determined that the premium paid by Amgen on the share purchase represents a cost share liability due to the Company's co-development obligations. The fair value of the cost share liability on the closing date was determined to be $601,857 based on the Company's discounted estimated future cash flows related to the pipeline assets. The total cash proceeds of $2,779,241 were allocated based on the relative fair value method, with $2,162,407 recorded to equity and $616,834 recorded as a research and development cost share liability. The cost share liability is being amortized proportionately as the Company contributes cash and development services to its total co-development funding cap.

Amounts recorded related to the cash proceeds received from the Amgen collaboration for the three months ended March 31, 2020 were as follows:

Three Months Ended
March 31,
2020
$
Fair value of equity issued to Amgen	2,162,407
Fair value of research and development cost share liability	616,834
Total cash proceeds	2,779,241
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three months ended March 31, 2020 were as follows:

Three Months Ended
March 31,
2020
$
Research and development expense	28,366
Amortization of research and development cost share liability	27,634
Total amount due to Amgen for BeiGene's portion of the development funding	56,000

Total amount of development funding payable in cash	56,000
Total amount of development funding paid with development services	—

Remaining portion of development funding cap at March 31, 2020	1,194,000
At March 31, 2020, the research and development cost share liability recorded in the Company's balance sheet was as follows:

As of
March 31,
2020
$
Research and development cost share liability, current portion	128,672
Research and development cost share liability, non-current portion	460,528
Total research and development cost share liability	589,200

There were no product sales or commercial profit share payments related to the Amgen collaboration during the three months ended March 31, 2020.
Celgene Corporation, a Bristol Myers Squibb company ("BMS")
On July 5, 2017, the Company entered into a license agreement with Celgene Corporation, now BMS, pursuant to which the Company granted to the BMS parties an exclusive right to develop and commercialize the Company’s investigational PD-1 inhibitor, tislelizumab, in all fields of treatment, other than hematology, in the United States, Europe, Japan and the rest of world other than Asia (the “PD-1 License Agreement”). The Company entered into a mutual agreement with BMS to terminate the Amended and Restated PD-1 License Agreement effective June 14, 2019 in advance of the acquisition of Celgene by BMS.

The following table summarizes total collaboration revenue recognized related to the BMS collaboration for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	$	$
Reimbursement of research and development costs	—	18,174
Research and development service revenue	—	2,238
Total	—	20,412

For the three months ended March 31, 2019, the Company recognized collaboration revenue of $20,412 related to its former collaboration with BMS. The Company recognized $18,174 of research and development reimbursement revenue for the three months ended March 31, 2019 for the clinical trials that Celgene had opted into. The $2,238 of research and development services revenue for the three months ended March 31, 2019, reflected the recognition of upfront consideration that was allocated to research and development services at the time of the collaboration and was recognized over the term of the respective clinical studies for the specified indications.
In-Licensing Arrangements
The Company has in-licensed the rights to develop, manufacture and, if approved, commercialize multiple development stage drug candidates and drug products globally or in specific territories. These arrangements typically include non-refundable, upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, and profit sharing.
Upfront and development milestones paid under these arrangements for the three months ended March 31, 2020 and 2019 are set forth below. All upfront and development milestones were expensed to research and development expense. There have been no regulatory or commercial milestones paid under these arrangements to date.

	Three Months Ended
	March 31,
	2020	2019
Research and development payments to Collaboration Partners	$	$
Upfront payments	43,000	10,000
Milestone payments	5,000	—
Total	48,000	10,000

EUSA Pharma
On January 13, 2020, the Company entered into an exclusive development and commercialization agreement with EUSA Pharma ("EUSA") for the orphan biologic products SYLVANT® (siltuximab) and QARZIBA® (dinutuximab beta) in China. Under the terms of the agreement, EUSA granted the Company exclusive rights to SYLVANT in greater China and to QARZIBA in mainland China. Under the agreement, the Company will fund and undertake all clinical development and regulatory submissions in the territories, and will commercialize both products once approved. EUSA received a $40,000 upfront payment and will be eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $160,000. EUSA will also be eligible to receive tiered royalties on future product sales. The upfront payment was expensed to research and development expense during the three months ended March 31, 2020 in accordance with the Company's acquired in-process research and development expense policy.
Other
In addition to the collaborations discussed above, the Company has entered into additional collaborative arrangements during the three months ended March 31, 2020 and 2019. The Company may be required to pay additional amounts upon the achievement of various development, regulatory and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidates advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay milestones and royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.

4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $2,717 as of March 31, 2020 primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
Short-Term Investments
Short-term investments as of March 31, 2020 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	1,410,129	6,968	—	1,417,097
Total	1,410,129	6,968	—	1,417,097
 Short-term investments as of December 31, 2019 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	363,440	1,288	—	364,728
Total	363,440	1,288	—	364,728

As of March 31, 2020, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of March 31, 2020.
Equity Method Investment
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. Upon conversion, the Company's ownership interest in the outstanding common stock of Leap is 13.4%. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 23.7%. The Company determined that it has the ability to exercise significant influence over the operating and financial policies of Leap based on our ownership percentage and collaborative relationship, and the investment represents an equity method investment upon conversion. The Company elected to apply the fair value option to the equity method investment, and measure the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income. The fair value of the common stock and warrants was $7,592 and $4,372, respectively, as of March 31, 2020. During the three months ended March 31, 2020, the Company recorded an unrealized gain of $6,964 in the statement of operations.
5. Inventories
The Company’s inventory balance consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
	$	$
Work in process	444	—
Finished goods	28,331	28,553
Total inventories	28,775	28,553

6. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
	$	$
Laboratory equipment	49,059	47,154
Leasehold improvements	23,866	24,008
Building	107,992	109,514
Manufacturing equipment	65,123	62,775
Software, electronics and office equipment	14,688	14,705
Property, plant and equipment, at cost	260,728	258,156
Less accumulated depreciation	(43,375)	(36,709)
Construction in progress	22,978	20,955
Property, plant and equipment, net	240,331	242,402

 As of March 31, 2020 and December 31, 2019, construction in progress ("CIP") of $22,978 and $20,955, respectively, was primarily related to the buildout of additional capacity at the Guangzhou manufacturing facility. Subsequent phases of the Guangzhou factory buildout will continue to be recorded as CIP until they are placed into service.
Depreciation expense for the three months ended March 31, 2020 and 2019 was $7,467 and $3,085, respectively.
7. Guangzhou Biologics Business
Manufacturing legal entity structure
BeiGene (Shanghai) Co., Ltd. ("BeiGene Shanghai"), originally established as a wholly-owned subsidiary of BeiGene (Hong Kong) Co., Limited ("BeiGene HK"), and currently a wholly-owned subsidiary of BeiGene Biologics, as described below, provides clinical development services for BeiGene affiliates and is the clinical trial authorization ("CTA") holder and marketing authorization application ("MAA") holder for tislelizumab in China.
In March 2017, BeiGene HK, a wholly-owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) (“GET”) entered into a definitive agreement to establish a commercial-scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC.
In March 2017, BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”). Under the terms of the JV Agreement, BeiGene HK made an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET made a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, on March 7, 2017, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics (see Note 12). In September 2019, BeiGene Biologics completed the first phase of construction of a biologics manufacturing facility in Guangzhou, through a wholly-owned subsidiary, BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory"), to manufacture biologics for the Company and its subsidiaries.
In April 2017, BeiGene HK, GET and BeiGene Biologics amended the JV Agreement and the capital contribution agreement, among other things, to adjust the capital contribution schedules and adjust the initial term of the governing bodies and a certain management position. In the second quarter of 2017, BeiGene HK made cash capital contributions of RMB137,830 and RMB2,415, respectively, into BeiGene Biologics. The remainder of the cash capital contribution from BeiGene HK to BeiGene Biologics was paid in June 2019. In April 2017, GET made cash capital contributions of RMB100,000 into BeiGene Biologics, and BeiGene Biologics drew down the Shareholder Loan of RMB900,000 from GET (as further described in Note 12).
In the fourth quarter of 2017, BeiGene HK and BeiGene Biologics entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai to BeiGene Biologics, as required by the JV agreement, such that the CTA holder and MAA holder for tislelizumab in China was controlled by BeiGene Biologics. The transfer consideration for the purchased interests under this Equity Transfer Agreement is the fair value of the 100% equity of BeiGene Shanghai appraised by a qualified Chinese valuation firm under the laws of the PRC. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK’s equity interest in BeiGene Shanghai became 95%. As of March 31, 2020, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively.
As of March 31, 2020, the Company had $83,126 of cash and cash equivalents and $1,961 of restricted cash held by BeiGene Biologics to be used to build the commercial-scale biologics facility and to fund research and development of the Company's biologics drug candidates in China.
Commercial distribution legal entity structure
BeiGene (Guangzhou) Co., Ltd. (“BGC”), a wholly-owned subsidiary of BeiGene HK, was organized on July 11, 2017. In September 2018, BGC acquired 100% of the equity interests of Baiji Shenzhou (Guangzhou) Pharmaceuticals Co., Ltd. (formerly known as Huajian Pharmaceuticals Co., Ltd.), which subsequently changed its name to BeiGene Pharmaceuticals (Guangzhou) Co., Ltd. (“BPG”). BPG owns drug distribution licenses necessary to distribute pharmaceutical products in China. The Company acquired these drug distribution licenses through the acquisition of BPG, which was accounted for as an asset acquisition, as it is difficult to obtain a newly issued domestic drug distribution license in China.
Commercial supply agreement and facility expansion
In January 2018, the Company entered into a commercial supply agreement with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (“Boehringer Ingelheim”) for tislelizumab, which is being manufactured at Boehringer Ingelheim’s facility in Shanghai, China as part of a Marketing Authorization Holder (“MAH”) project pioneered by the Company and Boehringer Ingelheim. Under the terms of the commercial supply agreement, Boehringer Ingelheim has agreed to manufacture tislelizumab in China under an exclusive multi-year arrangement, with contract extension possible. In addition, the Company obtained certain preferred rights for future capacity expansion by Boehringer Ingelheim in China.
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
8. Intangible Assets
Intangible assets as of March 31, 2020 and December 31, 2019 are summarized as follows:

	As of
	March 31, 2020			December 31, 2019
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(1,937)	5,563	7,500	(1,750)	5,750
Trading license	816	(816)	—	816	(720)	96
Total finite-lived intangible assets	8,316	(2,753)	5,563	8,316	(2,470)	5,846

 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from BMS, ABRAXANE, REVLIMID, and VIDAZA acquired as part of the BMS transaction in 2017. The Company is amortizing the product distribution rights over a period of 10 years which is the term of the agreement. The trading license represents the Guangzhou drug distribution license acquired on September 21, 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020.
Amortization expense of intangible assets for the three months ended March 31, 2020 and 2019 was $283 and $331, respectively.

As of March 31, 2020, expected amortization expense for the unamortized finite-lived intangible assets is approximately $563 for the remainder of 2020, $750 in 2021, $750 in 2022, $750 in 2023, $750 in 2024, and $2,000 in 2025 and thereafter.
9. Income Taxes
Income tax expense was $1,554 and $519, respectively, for the three months ended March 31, 2020 and 2019. The income tax expense for the three months ended March 31, 2020 was primarily attributable to income reported in certain China subsidiaries as adjusted for certain non-deductible expenses offset by the tax benefit of deferred U.S. stock-based compensation deductions. The resulting current U.S. tax was reduced by windfall stock compensation deductions, research and development tax credits and other special tax deductions. The income tax expense for the three months ended March 31, 2019 was primarily attributable to income reported in the U.S. and certain China subsidiaries offset by U.S. research and development tax credits and other special tax deductions.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act removes certain net operating loss deduction and carry-back limitations originally imposed by the Tax Cuts and Jobs Act of 2017. Specifically, the Company may now carry back net operating losses (NOLs) originating in 2018 and 2019 to 2017 and 2016, resulting in an increase to the Company's income tax receivable of $5,586 as of March 31, 2020. The enactment of the CARES Act did not have a material effect on our income tax expense.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of March 31, 2020, it is more likely than not that deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, for certain subsidiaries in China, and for all U.S. tax credit carry-forwards.
As of March 31, 2020, the Company had gross unrecognized tax benefits of $5,003. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $369 in the three months ended March 31, 2020 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2020 and December 31, 2019, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of March 31, 2020, Australia tax matters are open to examination for the years 2013 through 2020, China tax matters are open to examination for the years 2014 through 2020, Switzerland tax matters are open to examination for the years 2017 through 2020, and U.S. federal tax matters are open to examination for years 2015 through 2020. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2020.
10. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the three months ended March 31, 2020 consists of the following activity:

Allowance for Credit Losses
$
Balance as of December 31, 2019	—
Current period provision for expected credit losses	2,022
Amounts written-off	—
Recoveries of amounts previously written-off	—
Balance as of March 31, 2020	2,022

Prepaid expenses and other current assets consist of the following:

	As of
	March 31,	December 31,
	2020	2019
	$	$
Prepaid research and development costs	75,867	69,715
Prepaid taxes	17,392	9,498
Other receivables	6,414	—
Interest receivable	5,941	1,932
Prepaid insurance	4,298	—
Prepaid manufacturing costs	3,525	—
Other	12,875	9,093
Total	126,312	90,238

Other non-current assets consist of the following:

	As of
	March 31,	December 31,
	2020	2019
	$	$
Goodwill	109	109
Prepayment of property and equipment	20,421	10,289
Prepayment of facility capacity expansion activities (1)	25,963	24,881
Prepaid VAT	32,396	29,967
Rental deposits and other	3,397	3,209
Long-term investment (Note 4)	11,964	—
Total	94,250	68,455
(1) Represents payments for facility expansions under commercial supply agreements. The payments will provide future benefit to the Company through credits on future supply purchases as further described in Note 7.
Accrued expenses and other payables consist of the following:

	As of
	March 31,	December 31,
	2020	2019
	$	$
Compensation related	27,272	54,156
External research and development activities related	53,428	62,794
Development funding payable- Amgen	56,000	—
Commercial activities	18,522	25,645
Income tax and other taxes	11,944	9,648
Sales rebates and returns related	4,014	3,198
Professional fees and other	8,151	8,115
Total	179,331	163,556

Other long-term liabilities consist of the following:

	As of
	March 31,	December 31,
	2020	2019
	$	$
Deferred government grant income	45,134	46,391
Other	171	171
Total	45,305	46,562

11. Bank Loans
 On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow an RMB denominated loan of RMB580,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense is paid quarterly until the loan is fully settled. As of March 31, 2020, the Company has fully drawn down $81,913 (RMB580,000) of the loan. The loan interest rate was 4.9% for the three months ended March 31, 2020, and the maturity dates range from 2021 to 2027.
On January 13, 2020, BeiGene Shanghai entered into a one-year loan agreement with China Industrial Bank to borrow up to RMB200,000 at a fixed interest rate of 5.6%. On January 19, 2020, the Company borrowed RMB80,000 of the loan. Interest will be paid quarterly until the loan becomes fully due on January 18, 2021. As of March 31, 2020 the amount outstanding under the loan agreement was $11,298.
Interest expense recognized for the three months ended March 31, 2020 and 2019 was $1,719 and $941, respectively, among which, $66 and $641 was capitalized, respectively.
12. Shareholder Loan
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
 Accounting for the Shareholder Loan
The Shareholder Loan is classified as a long-term liability and initially measured at the principal of RMB900,000. Interest is accrued based on the interest rate of 8% per annum. As the Shareholder Loan may be share-settled by a number of shares with a fair value equal to a fixed settlement amount, the settlement is not viewed as a conversion feature, but as a redemption feature because the settlement amount does not vary with the share price. This in-substance redemption feature does not require bifurcation because it is clearly and closely related to the debt host that does not involve a substantial premium or discount. Since there is no conversion feature embedded in the Shareholder Loan, no beneficial conversion feature was recorded. There are no other embedded derivatives that are required to be bifurcated. The portion of interest accrued on the Shareholder Loan related to borrowings used to construct the BeiGene factory in Guangzhou is being capitalized in accordance with ASC 835-20, Interest – Capitalization of Interest.
For the three months ended March 31, 2020 and 2019, total interest generated from the Shareholder Loan was $2,572 and $2,645, respectively, of which, $0 and $788 was capitalized, respectively.
13.  Product Revenue
The Company’s product sales are derived from the sale of its internally-developed products BRUKINSA in the U.S. and tislelizumab in China, as well as the sale of ABRAXANE, REVLIMID, and VIDAZA in China under a distribution license from BMS. The table below presents the Company’s net product sales for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
	$	$
Product revenue – gross	53,188	58,536
Less: Rebates and sales returns	(1,129)	(1,115)
Product revenue – net	52,059	57,421

 The following table disaggregates net product sales by product for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
	March 31,
	2020	2019
	$	$
Tislelizumab	20,526	—
BRUKINSA™	717	—
ABRAXANE®	17,145	27,134
REVLIMID®	7,628	23,584
VIDAZA®	6,043	6,703
Total net product revenue	52,059	57,421

The following table presents the roll-forward of accrued sales rebates and returns for the three months ended March 31, 2020 and March 31, 2019:

Sales Rebates and Returns
$
Balance as of December 31, 2019	4,749
Accrual	1,115
Payments	(2,498)
Balance as of March 31, 2019	3,366
Balance as of December 31, 2019	3,198
Accrual	1,129
Payments	(313)
Balance as of March 31, 2020	4,014

14. Loss Per Share
Loss per share was calculated as follows:

	Three Months Ended
	March 31,
	2020	2019
	$	$
Numerator:
Net loss attributable to BeiGene, Ltd.	(363,735)	(167,640)
Denominator:
Weighted average shares outstanding, basic and diluted	1,005,347,581	774,750,255
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(0.36)	(0.22)

The effects of all share options, restricted shares and restricted share units were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive during the three months ended March 31, 2020 and 2019.
15. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
On January 14, 2016, in connection with the Company's initial public offering ("IPO") on the NASDAQ Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of March 31, 2020, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,152,236. The 2016 Plan formerly provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. In August 2018, in connection with the Company's IPO on the Stock Exchange of Hong Kong Limited ("HKEx"), the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the HKEx rules. In December 2018, the board of directors approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the three months ended March 31, 2020, the Company granted options for 462,449 ordinary shares and restricted share units for 1,880,554 ordinary shares under the 2016 Plan. As of March 31, 2020, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 90,600,885 and 25,109,448, respectively.
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
During the three months ended March 31, 2020, the Company did not grant any options or restricted share units under the 2018 Plan. As of March 31, 2020, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 79,404 and 2,228,174, respectively.

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
On February 28, 2020, the Company issued 425,425 ordinary shares to employees for aggregate proceeds of $4,048 under the ESPP. The purchase price of the shares was $123.71 per ADS, or $9.52 per ordinary share, which was discounted in accordance with the terms of the ESPP from the closing price on NASDAQ on February 28, 2020 of $158.35 per ADS, or $12.18 per ordinary share.
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
The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	$	$
Research and development	20,399	15,771
Selling, general and administrative	17,856	10,621
Total	38,255	26,392

16. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2019	(9,291)	1,290	(8,001)
Other comprehensive (loss)/ income before reclassifications	(4,245)	6,938	2,693
Amounts reclassified from accumulated other comprehensive income	—	(1,240)	(1,240)
Net-current period other comprehensive (loss)/ income	(4,245)	5,698	1,453
Balance as of March 31, 2020	(13,536)	6,988	(6,548)

17. Shareholders’ Equity
Share Purchase Agreement
On January 2, 2020, the Company sold 15,895,001 ADSs, representing a 20.5% ownership stake in the Company, to Amgen for aggregate cash proceeds of $2,779,241, or $174.85 per ADS, pursuant to the SPA executed in connection with the Amgen Collaboration Agreement.
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
In accordance with the company law of the PRC, a domestic enterprise is required to provide statutory reserves of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. The Company’s PRC subsidiaries were established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.
During the three months ended March 31, 2020 and 2019, no appropriation to statutory reserves was made because the PRC subsidiaries had substantial losses during these periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2020 and December 31, 2019, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $102,494 and $109,633, respectively.
19. Commitments and Contingencies
Purchase Commitments
As of March 31, 2020, the Company had purchase commitments amounting to $117,325, of which $96,686 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $20,639 related to binding purchase obligations of inventory from BMS. The Company does not have any minimum purchase requirements for inventory from BMS.
Capital commitments
The Company had capital commitments amounting to $60,645 for the acquisition of property, plant and equipment as of March 31, 2020, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
Co-development funding commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of March 31, 2020, the Company's remaining co-development funding commitment was $1,194,000.
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
20. Segment and geographic information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The Company’s long-lived assets are substantially located in the PRC.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended
	March 31,
	2020	2019
	$	$
PRC	51,342	57,421
United States	717	13,268
Other	—	7,144
Total	52,059	77,833

21. Subsequent Event
On April 13, 2020, the Company's board of directors adopted an amendment to the 2016 Plan to increase the number of authorized shares by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030, subject to approval of the Company's shareholders at the annual meeting to be held on June 17, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Item 1-Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved drugs and to obtain approvals in additional indications and territories for our drugs; our ability to successfully commercialize our in-licensed drugs in China and any other drugs we may in-license; our ability to successfully develop and commercialize oncology assets licensed from Amgen in China pursuant to our global strategic oncology collaboration with Amgen; our ability to further develop sales and marketing capabilities and launch new drugs, if approved; our ability to maintain and expand regulatory approvals for our drugs and drug candidates, if approved; the pricing and reimbursement of our drugs and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials; our reliance on the success of our clinical-stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, drugs, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our drugs, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our drugs, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory developments in the United States, the People’s Republic of China (“China” or “PRC”), the United Kingdom, the European Union and other jurisdictions; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and drugs for commercial sale; the rate and degree of market access and acceptance and reimbursement for our drugs and drug candidates, if approved; developments relating to our competitors and industry, including competing therapies; the size of the potential markets for our drugs and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs and ordinary shares, and impact of securities analysts’ reports on these prices; the impact of the COVID-19 pandemic on the Company’s clinical development, commercial and other operations; and other risks and uncertainties, including those listed under “Part II-Item 1A-Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II-Item 1A-Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.
Overview
We are a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and access for patients worldwide. We started as a research and development company in Beijing in 2010. Over the last ten years, we have developed into a fully-integrated global biotechnology company, with significant commercial, manufacturing, and research and development capabilities.
We have built substantial commercial capabilities in China and the United States and are currently marketing both internally-developed drugs and in-licensed drugs. In the United States, we market BRUKINSA™ (zanubrutinib) for adult patients with mantle cell lymphoma ("MCL") who have received at least one prior therapy. In China, we market tislelizumab for patients with classical Hodgkin’s Lymphoma ("cHL") who have received at least two prior therapies and for patients with locally advanced or metastatic urothelial carcinoma ("UC"), a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy. As of May 1, 2020, we filed three additional new or supplementary new drug applications ("sNDA") for regulatory approvals in China for our internally-developed products and are planning for launches in these additional drugs or indications in 2020 and beyond. Our in-licensed portfolio includes ABRAXANE®, REVLIMID® and VIDAZA®, which we have been marketing in China since 2017 under a license from Celgene Logistics Sàrl, a Bristol Myers Squibb company (“BMS”). We plan on launching additional in-licensed products in China from our collaborations, including XGEVA® (denosumab), KYPROLIS® (carfilzomib) and BLINCYTO® (blinatumomab) from Amgen Inc. ("Amgen"), and SYLVANT® (siltuximab) and QARZIBA® ▼ (dinutuximab beta), from EUSA Pharma ("EUSA").
We have built deep clinical development capabilities, including a more than 1,100-person global clinical development team that is running over 60 ongoing or planned clinical trials in more than 35 countries that have enrolled over 7,500 patients and healthy subjects. We are conducting late-stage clinical trials of BRUKINSA and tislelizumab, including 26 registration or registration-enabling trials in 15 discrete cancer indications. Our internal research capabilities have yielded another late-stage asset, pamiparib, and five other internally-developed drug candidates that are currently in early-stage clinical development. In addition, we have been able to leverage our capabilities and China’s rising importance as a clinical science center to expand our clinical and pre-clinical portfolio with in-licensed drug candidates. We are also working with high-quality contract manufacturing organizations ("CMOs") to manufacture our internally-developed commercial and clinical products in China and globally and have built state-of-the-art small molecule and biologic manufacturing facilities in China to support the launches and potential future demand of our internally-developed products.
Based on the strength of our China-inclusive global development and commercial capabilities, we have entered into collaborations with leading pharmaceutical and biotechnology companies to develop and commercialize innovative medicines in China and the Asia-Pacific region. In October 2019, we entered into a strategic collaboration with Amgen pursuant to which we have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA, KYPROLIS and BLINCYTO in China, and the global development and future commercialization in China of a portfolio of Amgen's clinical- and late pre-clinical-stage pipeline products, including AMG 510, Amgen’s first-in-class investigational KRAS G12C inhibitor. In April 2020, two of Amgen's oncology pipeline assets were removed from the collaboraiton due to portfolio prioritization, and the parties expect that the development plan for the assets in the portfolio will continue to evolve over time.
Recent Developments
Recent Business Developments
On April 29, 2020, we announced plans to collaborate with Atreca, Inc. ("Atreca") and IGM Biosciences, Inc. ("IGM") to help address the COVID-19 pandemic. We, along with Atreca and IGM, plan to leverage our combined technology and expertise in an effort to discover, develop, and manufacture novel immunoglobulin M ("IgM") and immunoglobulin A ("IgA") antibodies targeting SARS-CoV-2 for the potential treatment or prophylaxis of COVID-19.
On April 20, 2020, we announced that the Center for Drug Evaluation (CDE) of the China National Medical Products Administration ("NMPA") has accepted an sNDA of tislelizumab in combination with two chemotherapy regimens for first-line treatment of patients with advanced squamous non-small cell lung cancer ("NSCLC").
On April 13, we announced that the Phase 3 trial evaluating our anti-PD-1 antibody tislelizumab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with non-squamous NSCLC met its primary endpoint, demonstrating a statistically significant improvement in progression-free survival ("PFS") compared to pemetrexed and platinum chemotherapy alone at the planned interim analysis, as assessed by independent review committee ("IRC"). The safety profile of tislelizumab in combination with pemetrexed and platinum chemotherapy was consistent with the known risks of each study treatment, and no new safety signals were identified.
On April 10, 2020, we announced that tislelizumab received approval from the NMPA as a treatment for patients with locally advanced or metastatic UC with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy. This is the second indication approved for tislelizumab, and the first in a solid tumor indication.
On March 25, 2020, we announced that the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to BeiGene by Celgene Corporation, a BMS company. This suspension is based on inspection findings at BMS's contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of ABRAXANE in mainland China. Because of the suspension, we are no longer currently able to sell ABRAXANE in China. We are working with BMS to restore supply as soon as possible, including through BMS's remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On

March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE from the volume-based procurement list due to the NMPA's decision to suspend the importation, sales and use of ABRAXANE.
Coronavirus Disease 2019 (COVID-19)
We expect that the worldwide health crisis of COVID-19 will continue to have a negative impact on our operations globally, including clinical trial recruitment and participation, regulatory interactions and inspections, and commercial revenue, particularly in the first half of 2020 and possibly longer depending on the scope and duration of the disruption. While we have experienced decreased demand for our commercial products, we continue to execute on our clinical development, regulatory and commercialization goals and are working to minimize delays and disruptions.
Recent Regulatory Developments
PRC Drug Regulation
On April 27, 2020, the NMPA and PRC National Health Commission jointly issued a new version of China’s Good Clinical Practice (“GCP”), which will come into effect on July 1, 2020 and replace the previous GCP issued by the NMPA in 2003. The new GCP incorporates many aspects of ICH-GCP E6 R2 and aims to improve the conduct of clinical trials by setting more specific and strict requirements for various aspects of clinical study, including human subject protection, roles and responsibilities of sponsors, ethics committees and sites, quality management, and compensation and indemnification of trial subjects and investigators. For example, the new GCP continues to permit clinical trial sponsors to outsource certain tasks in clinical studies to third parties, such as contract research organizations, and sponsors must be ultimately responsible for the quality of those third parties’ work. The new GCP clarifies that all medical judgements or clinical decisions shall be made by clinicians; the ways and information of subject enrollment shall be approved by the ethics committee. The new GCP also includes some provisions that are not in ICH GCP, such as the sample retention in bioequivalence studies, a record of the informed consent process in the medical record of the subject, and complimentary supply of investigational products to subjects in clinical trials. Under the new GCP, sponsors are also responsible for continuously evaluating the risks of investigational products, including analyzing safety-related information and promptly reporting any suspected unexpected serious adverse reactions to the regulatory authorities. We plan to review our current clinical study practices in China in light of the new GCP to ensure that our business complies with the new rules.
On March 30, 2020, the NMPA issued the Measures for the Administration and Supervision of Drug Manufacturing (the “Drug Manufacturing Measures”) and the Measures for the Administration of Drug Registration (the “Drug Registration Measures”), both of which will become effective on July 1, 2020. These measures reflect the changes adopted by the newly amended Drug Administration Law of the PRC (the “DAL”) by further detailing the procedural and substantive requirements for the key regulatory concepts established by the DAL. For example, despite the cancellation of the GMP certification requirement, the Drug Manufacturing Measures continue to emphasize the GMP rules as the fundamental standards for drug manufacturing. To implement the market authorization holder (“MAH”) system nationwide, the NMPA imposes qualification requirements on the MAH in these measures, including that a MAH must establish a quality assurance system and be responsible for product release. The Drug Registration Measures clarify the review and approval procedures and provide detailed requirements for four expedited approval mechanisms, namely, the breakthrough therapy process, conditional approval process, priority review process, and special approval process. Drugs eligible for conditional approvals or considered breakthrough therapies will be eligible for priority review, with the goal of providing shortened approval timelines and more flexibility in providing supplementary information during the review process. These measures also reflect the enhancement of administrative penalties on violations. We plan to continue to closely monitor the implementation of the DAL, the Drug Registration Measures and the Drug Manufacturing Measures to ensure that our business complies with the new rules.
Components of Operating Results
Revenue
We began generating product revenue in September 2017 through our in-license agreement with BMS to distribute the approved cancer therapies ABRAXANE, REVLIMID and VIDAZA in China. Following FDA approval on November 14, 2019, we launched our first internally-developed drug, BRUKINSA, in the United States. We launched our second internally-developed drug, tislelizumab, in March 2020 in China.
Revenues from product sales are recognized when there is a transfer of control from the Company to the customer. The Company determines transfer of control based on when the product is delivered, and title passes to the customer. Revenues from product sales are recognized net of variable consideration resulting from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on contractual terms, historical experience and trend analysis. We expect revenue from our internal product sales to increase throughout 2020. We plan on launching additional in-licensed products from our collaborations with Amgen and EUSA in 2020 and 2021, and continue to expand our efforts to promote our existing commercial products.
To date, we also recorded revenue from our 2017 collaboration and license agreement with BMS for tislelizumab, which was terminated in June 2019. Under this agreement, we received an upfront payment related to the license fee, which was recognized upon the delivery of the license right. Additionally, the portion of the upfront payment related to the reimbursement of undelivered research and development services was deferred and recognized over the performance period of the collaboration arrangement. We recognized the remainder of the deferred research and development services revenue balance upon termination of the collaboration agreement. We also received research and development reimbursement revenue for the clinical trials that BMS opted into until the termination of the collaboration agreement. Pursuant to the terms of the termination agreement, we received a one-time payment of $150 million in June 2019, which was recognized in full at that time because we had no further performance obligations under the collaboration.
Expenses
Cost of Sales
Cost of sales includes the cost of products purchased from BMS and distributed in China and the costs to manufacture our internally-developed commercial products. Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory is depleted and additional inventory is manufactured.
Research and Development Expenses
Research and development expenses consist of the costs associated with our research and development activities, conducting preclinical studies and clinical trials and activities related to regulatory filings. Our research and development expenses consist of:

•	expenses incurred under agreements with contract research organizations ("CROs"), CMOs, and consultants that conduct and support clinical trials and preclinical studies;

•	costs of comparator drugs in certain of our clinical trials;

•	manufacturing costs related to pre-commercial activities;

•	costs associated with preclinical activities and development activities;

•	costs associated with regulatory operations;

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;

•	in-process research and development costs expensed as part of collaboration agreements entered into; and

•	other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.
Our current research and development activities mainly relate to the clinical advancement of our internally-developed drugs and drug candidates:

•	zanubrutinib, a small molecule inhibitor of BTK;

•	tislelizumab, a humanized monoclonal antibody against PD‑1;

•	pamiparib, an investigational selective small molecule inhibitor of PARP1 and PARP2;

•	lifirafenib, an investigational novel small molecule inhibitor of both the monomer and dimer forms of BRAF;

•	BGB-A333, an investigational humanized monoclonal antibody against PD-L1;

•	BGB-A425, an investigational humanized monoclonal antibody against TIM-3;

•	BGB-A1217, an investigational humanized monoclonal antibody against TIGIT; and

•	BGB-11417, an investigational small molecular inhibitor of Bcl-2.
Research and development activities also include costs associated with in-licensed drug candidates, including:

•	sitravatinib, an investigational, spectrum-selective kinase inhibitor in clinical development by Mirati Therapeutics, Inc. ("Mirati");

•	ZW25 and ZW49, two bispecific antibody-based product candidates targeting HER2, under development by Zymeworks Inc.;

•	BA3071, an investigational CAB-CTLA-4 antibody, under development by BioAtla LLC;

•
R&D expense related to the co-development of pipeline assets under the Amgen collaboration agreement. Our total cost share obligation to Amgen is split between R&D expense and a reduction to the R&D cost share liability.

We expense research and development costs when we incur them. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us. We expense the manufacturing costs of our internally-developed products that are used in clinical trials as they are incurred as research and development expense. We do not allocate employee‑related costs, depreciation, rental and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.
At this time, it is difficult to estimate or know for certain, the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our internally-developed drugs and drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our drugs and drug candidates, if approved. This is due to the numerous risks and uncertainties associated with developing such drugs and drug candidates, including the uncertainty of:

•	successful enrollment in and completion of clinical trials;

•	establishing an appropriate safety and efficacy profile;

•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;

•	receipt of marketing and other required approvals from applicable regulatory authorities;

•
successfully launching and commercializing our drugs and drug candidates, if and when approved, whether as monotherapies or in combination with our internally-developed drugs and drug candidates or third‑party products;

•	market acceptance, pricing and reimbursement;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drugs and drug candidates;

•	continued acceptable safety and efficacy profiles of the products following approval;

•	competition from competing products; and

•	retention of key personnel.
A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs, timing and viability associated with the development of that drug or drug candidate.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support planned increases in commercialization activities with respect to tislelizumab and BRUKINSA and the preparation for potential launch and commercialization of our in-licensed products from our collaborations with Amgen and EUSA and internally-developed drugs and drug candidates, if approved. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our drugs and drug candidates as treatments for various cancers and the initiation of clinical trials for potential new indications or drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance. We also incur significant legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company with our American Depositary Shares ("ADSs") and ordinary shares listed for trading on The NASDAQ Global Select Market and The Hong Kong Stock Exchange, respectively.
Interest Income (Expense), Net
Interest Income
Interest income consists primarily of interest generated from our cash and short-term investments in money market funds, time deposits, U.S. Treasury securities and U.S. agency securities.
Interest Expense
Interest expense consists primarily of interest on our long-term bank loan and shareholder loan.
Other Income, Net
Other income consists primarily of government grants and subsidies received that involve no conditions or continuing performance obligations by us, realized and unrealized gains and losses related to foreign currency exchange rates, unrealized gains and losses on equity securities, and realized gains and losses on the sale of investments.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$52,059	$57,421	$(5,362)	(9.3)%
Collaboration revenue	—	20,412	(20,412)	(100.0)%
Total revenues	52,059	77,833	(25,774)	(33.1)%
Expenses
Cost of sales - product	14,149	15,261	(1,112)	(7.3)%
Research and development	304,302	178,351	125,951	70.6%
Selling, general and administrative	107,081	57,645	49,436	85.8%
Amortization of intangible assets	283	331	(48)	(14.5)%
Total expenses	425,815	251,588	174,227	69.3%
Loss from operations	(373,756)	(173,755)	(200,001)	115.1%
Interest income, net	6,690	4,477	2,213	49.4%
Other income, net	3,681	1,728	1,953	113.0%
Loss before income taxes	(363,385)	(167,550)	(195,835)	116.9%
Income tax expense	1,554	519	1,035	199.4%
Net loss	(364,939)	(168,069)	(196,870)	117.1%
Less: Net loss attributable to noncontrolling interest	(1,204)	(429)	(775)	180.7%
Net loss attributable to BeiGene, Ltd.	$(363,735)	$(167,640)	$(196,095)	117.0%
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue
Total revenue decreased to $52.1 million for the three months ended March 31, 2020, from $77.8 million for the three months ended March 31, 2019, primarily due to the cessation of collaboration revenue following the termination of the BMS collaboration agreement in the second quarter of 2019. The following table summarizes the components of revenue for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,		Changes
	2020	2019	$	%
	(dollars in thousands)
Product revenue	$52,059	$57,421	$(5,362)	(9.3)%
Collaboration revenue:
Reimbursement of research and development costs	—	18,174	(18,174)	(100.0)%
Research and development service revenue	—	2,238	(2,238)	(100.0)%
Total	$52,059	$77,833	$(25,774)	(33.1)%

Net product revenues consisted of the following:

	Three Months Ended
	March 31,		Changes
	2020	2019	$	%
	(dollars in thousands)
Tislelizumab	$20,526	$—	$20,526	NM
BRUKINSA™	717	—	717	NM
ABRAXANE®	17,145	27,134	(9,989)	(36.8)%
REVLIMID®	7,628	23,584	(15,956)	(67.7)%
VIDAZA®	6,043	6,703	(660)	(9.8)%
Total product revenue	$52,059	$57,421	$(5,362)	(9.3)%
Net product revenue, which related to sales of tislelizumab (since its launch in March 2020), ABRAXANE, REVLIMID and VIDAZA in China, and sales of BRUKINSA in the United States, decreased 9.3% to $52.1 million for the three months ended March 31, 2020, compared to $57.4 million in the prior year period due to decreased product sales of ABRAXANE, REVLIMID and VIDAZA, partially offset by the initial sales of tislelizumab in China and BRUKINSA in the United States. Product revenues in the first quarter of 2020 were negatively impacted by the COVID-19 pandemic, increased generic competition, and the suspension of ABRAXANE in China by the NMPA in March 2020, which limited our ability to sell our inventory of ABRAXANE to our distributor prior to the end of the quarter. Product revenues in the first quarter of 2020 were positively impacted by sales of our internally-developed products, tislelizumab and BRUKINSA. Product revenue for tislelizumab reflects sales since its launch in China in March 2020, including launch inventory build at distributors.
During the first quarter of 2020, we recognized revenue related to sales of ABRAXANE that was subsequently recalled from the market by BMS. We have not reduced the net revenue that was recognized on sales of ABRAXANE that was recalled in the first quarter of 2020 since we do not expect to refund any of the revenue to our customer. We expect product revenue from our licensed products to decrease due to the NMPA’s suspension of ABRAXANE importation, sales and use in China in March 2020 and the subsequent voluntary recall of ABRAXANE by BMS, as well as the decreased demand for our other licensed products due to the impact of COVID-19 and increased competition from generic products. We do not expect revenue from ABRAXANE until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE and qualified drug is manufactured and available for sale in China. We do not know when the NMPA suspension of ABRAXANE will be lifted and when we will be able to re-commence sales of ABRAXANE.
We did not have any collaboration revenue for the three months ended March 31, 2020 due to the termination of the collaboration agreement with BMS for tislelizumab in the second quarter of 2019.
Cost of Sales
Cost of sales decreased to $14.1 million for the three months ended March 31, 2020 from $15.3 million for the three months ended March 31, 2019, primarily due to a decreased volume of in-licensed sales compared to the prior year period.

Research and Development Expense
Research and development expense increased by $126.0 million, or 70.6%, to $304.3 million for the three months ended March 31, 2020 from $178.4 million for the three months ended March 31, 2019. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,		Changes
	2020	2019	$	%
	(dollars in thousands)
External cost of clinical-stage programs	$94,899	$78,701	$16,198	20.6%
Upfront license fees and milestones	48,000	10,000	38,000	380.0%
External cost of non-clinical-stage programs	11,835	10,057	1,778	17.7%
Amgen co-development expense[1]	28,366	—	28,366	NM
Internal research and development expenses	121,202	79,593	41,609	52.3%
Total research and development expenses	$304,302	$178,351	$125,951	70.6%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended March 31, 2020 totaled $56.0 million, of which $28.4 million was recorded as R&D expense. The remaining $27.6 million was recorded as a reduction of the R&D cost share liability.
The increase in external research and development expense was primarily attributable to the advancement of our clinical drug candidates, and included the following:

•
Increases of approximately $4.5 million and $6.0 million, respectively, for zanubrutinib and tislelizumab. The expense increases were primarily due to the continued enrollment and expansion of pivotal clinical trials;

•
An increase of $38.0 million related to license fees under collaboration agreements, including $33.0 million of increased upfront payments compared to the same period last year, as well as a $5.0 million milestone payment accrued in the first quarter of 2020;

•
External spending for our non-clinical-stage programs was primarily related to manufacturing costs for pre-commercial activities and costs associated with our preclinical candidates and an increase of $28.4 million related to expense recognized on co-development fees to Amgen.

The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:

•	$13.0 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•	$4.6 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;

•	$14.8 million increase of materials and reagent expenses, mainly in connection with the in-house manufacturing of drug candidates used for clinical purposes;

•
$0.9 million increase of consulting fees, which was mainly attributable to increased scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and

•	$8.3 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $49.4 million, or 85.8%, to $107.1 million for the three months ended March 31, 2020, from $57.6 million for the three months ended March 31, 2019. The increase was primarily attributable to the following:

•
$20.8 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the expansion of our commercial organizations in China and the United States;

•	$7.2 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;

•
$10.1 million increase of professional fees and consulting for general and administrative activities, including legal, recruiting, information technology, tax, accounting and audit services, mainly in connection with our growing business;

•	$4.0 million increase in external selling and marketing expenses, including market access studies, meeting and seminar expenses, promotional activities, and sponsorship and grant expenses; and

•
$5.2 million increase in facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China and the United States.

Interest Income, Net
Interest income, net increased by $2.2 million, or 49.4%, to $6.7 million for the three months ended March 31, 2020, from $4.5 million for three months ended March 31, 2019. The increase in interest income was primarily attributable to interest income on cash and short-term investment balances exceeding interest expense on our long-term debt.
Other Income, Net
Other income, net increased to $3.7 million of net other income for the three months ended March 31, 2020, from $1.7 million of net other income for the three months ended March 31, 2019. The increase was mainly attributable to unrealized gains on equity securities and realized gains on sales of available-for-sale securities, offset by foreign currency exchange losses.
Income Tax Expense
Income tax expense was $1.6 million for the three months ended March 31, 2020, as compared to an income tax expense of $0.5 million for the three months ended March 31, 2019. The income tax expense for the three months ended March 31, 2020 was primarily attributable to income reported in certain China subsidiaries offset by the tax benefit of deferred U.S. stock-based compensation deductions. The resulting current U.S. tax was reduced by windfall stock-based compensation deductions, research and development tax credits and other special tax deductions. The income tax expense for the three months ended March 31, 2019 was primarily attributable to income reported in the United States and certain China subsidiaries, offset by U.S. research and development tax credits and other special tax deductions.
Liquidity and Capital Resources
Since our inception in 2010, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our operating losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $364.9 million and $168.1 million, respectively, for the three months ended March 31, 2020 and 2019. As of March 31, 2020, we had an accumulated deficit of $2.3 billion. Our primary use of cash is to fund our research and development activities and to support the commercialization of our products in China and the United States and planned additional product launches. Our operating activities used $341.9 million and $172.0 million during the three months ended March 31, 2020 and 2019, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaboration agreements, together with product sales since September 2017.
As of March 31, 2020, we had cash, cash equivalents, restricted cash, and short-term investments of $3.4 billion, including approximately $85.1 million of cash, cash equivalents and restricted cash held by our joint venture, BeiGene Biologics, to continue phased construction of our commercial biologics facility in Guangzhou, China and to fund research and development of our biologics drug candidates in China. Restricted cash of $2.7 million primarily consists of RMB-denominated cash deposits pledged in designated bank accounts as collateral for bank loans and letters of credit.
The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$620,775	$740,713
Net cash used in operating activities	(341,944)	(171,975)
Net cash (used in) provided by investing activities	(1,114,969)	172,416
Net cash provided by financing activities	2,802,168	42,964
Net effect of foreign exchange rate changes	(6,212)	4,265
Net increase in cash, cash equivalents, and restricted cash	1,339,043	47,670
Cash, cash equivalents and restricted cash at end of period	$1,959,818	$788,383
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
Operating Activities
Operating activities used $341.9 million of cash in the three months ended March 31, 2020, which resulted principally from our net loss of $364.9 million, and an increase in our net operating assets and liabilities of $34.7 million, offset by non-cash charges of $57.7 million related primarily to stock-based compensation expense, depreciation and amortization and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to an increase of $36.1 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, an increase of $9.0 million in operating lease right-of-use assets, a decrease of $5.7 million in accounts payable and accrued expenses related to payments for external research and development costs, and an increase in other non-current assets, all of which had a negative impact on operating cash flow. These cash uses were partially offset by an increase in operating lease liabilities of $10.9 million and a net decrease of $3.2 million in accounts receivable, net, on products sales from our collaboration with BMS, all of which had a positive impact on operating cash flows. Our non-cash charges and other adjustments to our net loss during the three months ended March 31, 2020 primarily consisted of $38.3 million of share-based compensation expense, $43.0 million of acquired in-process research and development related to license agreements in the period, and $7.8 million of depreciation and amortization expense, offset by $27.6 million for amortization of a research and development cost share liability related to the Amgen collaboration, and $7.0 million of gains from an equity investment.
Operating activities used $172.0 million of cash in the three months ended March 31, 2019, which resulted principally from our net loss of $168.1 million and an increase in our net operating assets and liabilities of $60.4 million, offset by non-cash charges of $56.5 million related primarily to stock-based compensation expense, depreciation and amortization and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to an increase of $17.9 million related to collections on product sales from our collaboration with BMS, a decrease of $29.2 million in accounts payable and accrued expenses related to payments for external research and development costs, an increase of $10.2 million in other non-current assets primarily related to rental deposit payments, an increase of $8.3 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, and a decrease of $2.2 million in deferred revenue, all of which had a negative impact on operating cash flow. These cash uses were partially offset by a decrease of $3.1 million in inventories, a decrease of $2.5 million in unbilled receivables related to the BMS collaboration, an increase of $1.0 million in taxes payable, and an increase of $0.9 million in other long-term liabilities, all of which had a positive impact on operating cash flows. Our non-cash charges and other adjustments to our net loss during the three months ended March 31, 2019 primarily consisted of $26.4 million of share-based compensation expense, $29.0 million of acquired in-process research and development related to our license agreement with Ambrx Inc. and termination of the collaboration agreement with Merck KGaA, Darmstadt Germany, $3.4 million of depreciation and amortization expense, and $1.9 million of non-cash interest expense, offset by $2.4 million of bond discount amortization, $1.0 million related to deferred tax benefits, and $0.8 million of disposal gain on available-for-sale securities.

Investing Activities
Investing activities used $1.1 billion of cash in the three months ended March 31, 2020, consisting of $1.3 billion in purchases of investment securities, $43.0 million of acquired in-process research and development, capital expenditures of $21.5 million, and cash paid for an equity investment of $5.0 million, all of which were offset by sales and maturities of investment securities of $256.7 million.
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
Financing Activities
Financing activities provided $2.8 billion of cash in the three months ended March 31, 2020, consisting primarily of $2.8 billion received from our collaboration with Amgen, of which $2.2 billion was recorded as equity, and $0.6 billion was recorded as a research and development cost share liability. Additionally, we received $11.6 million from the exercise of employee share options and proceeds issuance of shares through our employee share purchase plan, and $11.3 million from proceeds of a short-term bank loan.
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
Operating Capital Requirements
We have exclusive rights to distribute and promote BMS’s approved cancer therapies in China, for which we began recognizing revenue in the third quarter of 2017. On November 14, 2019, we received accelerated approval from the FDA for BRUKINSA as a treatment for MCL in adult patients who have received at least one prior therapy; and on December 26, 2019, we received regulatory approval from the NMPA for tislelizumab as a treatment for patients with cHL who have received at least two prior therapies. We launched BRUKINSA in the United States in November 2019 and launched tislelizumab in China in March 2020. However, we do not expect to generate significant revenue from product sales of our internally-developed drugs and drug candidates unless and until we obtain regulatory approvals for additional indications of our currently approved drugs. We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our drugs and drug candidates, commercialize our approved products and prepare for commercialization and begin to commercialize any future approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing of our in-licensed drug products as well as our internally-developed products that are either approved or in late-stage clinical trials. We may need additional funding prior to generating sufficient cash from operations to fund our continuing operations.
Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 31, 2020, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally, and the shared development costs of a portfolio of Amgen's oncology pipeline products and additional in-licensed drug candidates; our other ongoing and planned clinical trials; regulatory filing and registration of our late-stage drug candidates; expansion of our commercial operations in China and the U.S. and the launch of our in-licensed commercial drug portfolio and late-stage drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we expect in our current operating plan. Because of the numerous risks and uncertainties associated with the development and commercialization of our drugs and drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drugs and drug candidates.

Our future capital requirements will depend on many factors, including:

•	our ability to successfully commercialize our internally-developed and in-licensed drugs;

•	the costs, timing and outcome of regulatory reviews and approvals;

•	the ability of our drug candidates to progress through clinical development successfully;

•	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;

•	the number and characteristics of the drugs and drug candidates we pursue;

•	the costs of establishing or expanding commercial manufacturing capabilities or securing necessary supplies from third-party manufacturers;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the costs of establishing and expanding our commercial operations and the success of those operations;

•	the extent to which we acquire or in-license other products and technologies; and

•	our ability to maintain and establish collaboration arrangements on favorable terms, if at all.
Until such time, if ever, as we can generate substantial product revenue, we may be required to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, strategic alliances, licensing arrangements, government grants and other available sources. Under the rules of the U.S. Securities and Exchange Commission (“SEC”), we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On May 26, 2017, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we plan to file another shelf registration statement that will be effective for up to three years from filing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs or ordinary shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaboration agreements, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at March 31, 2020:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$53,562	$16,614	$24,888	$11,825	$235
Purchase commitments	117,325	34,299	44,433	20,067	18,526
Debt obligations	250,490	11,298	1,412	178,463	59,317
Co-development funding commitment	1,194,000	268,750	633,500	291,750	—
Capital commitments	60,645	60,645	—	—	—
Total	$1,676,022	$391,606	$704,233	$502,105	$78,078
Operating Lease Commitments
We lease office or manufacturing facilities in Beijing, Shanghai, Suzhou, Guangzhou and other cities in China, and office facilities in the United States in California, Maryland, Massachusetts and New Jersey, and in Basel, Switzerland under non-cancelable operating leases expiring on different dates. Payments under operating leases are expensed on a straight-line basis over the periods of the respective leases. The aggregate future minimum payments under these non-cancelable operating leases are summarized in the table above.
Purchase Commitments
As of March 31, 2020, purchase commitments amounted to $117.3 million, of which $96.7 million related to minimum purchase requirements for supply purchased from CMOs and $20.6 million related to binding purchase obligations of inventory from BMS. We do not have any minimum purchase requirements for inventory from BMS.
Debt Obligations
Short-term Bank Loan
On January 13, 2020, BeiGene Shanghai entered into a one-year loan agreement with China Industrial Bank to borrow up to RMB200.0 million at a fixed interest rate of 5.6%. On January 19, 2020, the Company borrowed RMB80.0 million of the loan. Interest will be paid quarterly until the loan becomes fully due on January 18, 2021. As of March 31, 2020 the amount outstanding under the loan agreement was $11.3 million.
Long-term Bank Loan
On April 4, 2018, BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory") entered into a nine-year loan agreement with China Construction Bank to borrow RMB580.0 million at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by BeiGene Guangzhou Factory’s land use right. Interest expense will be paid quarterly until the loan is fully settled. As of March 31, 2020, we have drawn down the entire $81.9 million (RMB580.0 million) in aggregate principal amount of this loan. Maturity dates range from 2021 to 2027.
Shareholder Loan
On March 7, 2017, BeiGene Biologics Co., Ltd. ("BeiGene Biologics") entered into a Shareholder Loan Contract with Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) (“GET”), pursuant to which, GET provided a shareholder loan to BeiGene Biologics in the principal amount of RMB900.0 million at a fixed 8% annual interest rate. The term of the shareholder loan is 72 months, commencing from the actual drawdown date of April 14, 2017 and ending on April 13, 2023, unless converted earlier. On April 14, 2017, we drew down the entire RMB900.0 million from GET.
Co-development funding commitment
Under the Amgen collaboration, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of March 31, 2020, the Company's remaining co-development funding commitment was $1,194,000.
Capital Commitments
We had capital commitments amounting to $60.6 million for the acquisition of property, plant and equipment as of March 31, 2020, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
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
There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2020, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
For new accounting policies adopted during the three months ended March 31, 2020 , see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $2.0 billion and $618.0 million, restricted cash of $2.7 million and $2.8 million, and short-term investments of $1.4 billion and $364.7 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the majority of our cash and cash equivalents is held in U.S. treasury securities and U.S. money market funds. We also have cash and cash equivalent deposits with various major reputable financial institutions located both within and outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit. At March 31, 2020, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2020 by $5.4 million.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was depreciation of approximately 1.7% in the three months ended March 31, 2020 and depreciation of approximately 1.3% in the year ended December 31, 2019, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2020, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2019.
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
*We have limited experience in launching and marketing our internally-developed drugs and third-party drugs. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our drugs and third-party drugs, we may not be able to generate substantial product sales revenue.
In 2017, in connection with our strategic collaboration with Celgene Logistics Sàrl, a Bristol Myers Squibb company ("BMS"), we were granted an exclusive license in the People's Republic of China ("PRC" or "China"), excluding Hong Kong, Macau and Taiwan, to commercialize BMS’s approved cancer therapies, ABRAXANE®, REVLIMID®, and VIDAZA®, and acquired BMS’s commercial operations in China, excluding certain functions. We started marketing BMS’s approved drugs in September 2017.
In October 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA® (which received approval from the National Medical Products Administration ("NMPA") and was made available in China in September 2019), KYPROLIS® and BLINCYTO® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products, and the agreement became effective on January 2, 2020. In April 2020, two Amgen oncology pipeline assets were removed from the collaboration due to portfolio prioritization, and the parties expect that the development plan for the assets in the portfolio will continue to evolve over time. In connection with this strategic collaboration, we are authorized to commercialize the oncology products of Amgen in China for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. For each pipeline product that is approved in China, we will also have the right to commercialize the pipeline product for seven years in China and the right to retain approximately one of every three approved pipeline assets, other than AMG 510, for commercialization in China.
In November 2019, our BTK inhibitor BRUKINSA™ (zanubrutinib) received accelerated approval from the FDA as a treatment for mantle cell lymphoma ("MCL") in adult patients who have received at least one prior therapy and we launched BRUKINSA in the United States soon after approval. In December 2019, our anti-PD-1 antibody tislelizumab received approval from the NMPA as a treatment for patients with classical Hodgkin's Lymphoma ("cHL") who have received at least two prior therapies and we launched tislelizumab in China in March 2020. In April 2020, tislelizumab received approval from the NMPA as a treatment for patients with locally advanced or metastatic urothelial carcinoma ("UC"), a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy.
We continue to build our salesforce in China and the United States to commercialize our internally-developed drugs (including BRUKINSA and tislelizumab) and third-party drugs, and any additional drugs or drug candidates that we may develop or in-license, which will require significant capital expenditures, management resources and time.
We have limited experience in commercializing our internally-developed drugs, such as BRUKINSA and tislelizumab, and third-party drugs, such as ABRAXANE, REVLIMID, and VIDAZA, which we license from BMS, and XGEVA, KYPROLIS and BLINCYTO, which we have the right to commercialize under our strategic collaboration with Amgen. For example, we have limited experience in building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, or managing distributors and a sales force for our drugs. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. As a result, our ability to successfully commercialize our drug may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in launching drugs.
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

*We face substantial competition, which may result in others discovering, developing, or commercializing competing drugs before or more successfully than we do.
The development and commercialization of new drugs is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer for which we are commercializing our drugs or developing our drug candidates. For example, both BRUKINSA and tislelizumab face substantial competition, and some of our products face or are expected to face competition from generic therapies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
*We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our commercial products and clinical supplies, and if they fail to meet their obligations, the development and commercialization of our drugs and drug candidates could be adversely affected.
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
We currently rely on third-party manufacturers to produce commercial quantities of drugs we are marketing, including in-licensed drugs and our internally-developed drugs, BRUKINSA and tislelizumab. In addition, if any of our other drug candidates or in-licensed drugs or drug candidates becomes approved for commercial sale, we will need to expand our internal capacity or establish additional third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved drug in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved drug, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved drug could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved drug. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved drug may be delayed or there may be a shortage in supply. Any inability to manufacture our drugs, drug candidates, in-licensed drugs and drug candidates or future approved drugs in sufficient quantities when needed could seriously harm our business and our financial results.
Manufacturers of our approved drugs, if any, must comply with good manufacturing practice ("GMP") requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved drugs may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our drugs, which would seriously harm our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE in mainland China. As a result, there has been a disruption in ABRAXANE supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE. We do not know when the NMPA suspension of ABRAXANE will be lifted and we will be able to re-commence sales of ABRAXANE. As such, we do not expect revenue from ABRAXANE until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE and qualified drug is manufactured and available for sale in China.
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
*We may explore the licensing of development and/or commercialization rights or other forms of collaboration worldwide, which will expose us to additional risks of conducting business in additional international markets.
Non-U.S. markets are an important component of our strategy. For example, in connection with our collaboration with Amgen we have been granted the right to commercialize three of Amgen’s oncology products in China for five or seven years and will have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. We have also agreed to collaborate with Amgen on the global development and commercialization in China of a portfolio of Amgen oncology pipeline products. In April 2020, two Amgen oncology pipeline assets were removed from the collaboration due to portfolio prioritization, and the parties expect that the development plan for the assets in the portfolio will continue to evolve over time. We initially intend to focus on opportunities in China, in particular. If we fail to obtain licenses or enter into collaborative arrangements with third parties in other markets, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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
Our business depends on the successful development, regulatory approval and commercialization of our drugs and drug candidates for the treatment of patients with cancer, such as BRUKINSA, for which we obtained FDA approval for the treatment for MCL in adult patients who have received at least one prior therapy, and tislelizumab, for which we obtained NMPA approval for the treatment of patients with cHL who have received at least two prior therapies and of patients with previously treated locally advanced or metastatic UC, and other drug candidates we may develop. We have invested a significant portion of our efforts and financial resources in the development of our drugs and drug candidates. The success of our drugs and drug candidates depends on several factors, including:

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
Risks Related to Extensive Government Regulation
*All material aspects of the research, development, manufacturing and commercialization of pharmaceutical products are heavily regulated.
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
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE in mainland China. As a result, there has been a disruption in ABRAXANE supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE. Additionally, although we obtained FDA approval of BRUKINSA for the treatment of adult patients with MCL who have received at least one prior therapy and NMPA approval of tislelizumab for patients with cHL who have received at least two prior therapies and for patients with previously treated locally advanced or metastatic UC, the FDA and NMPA could later suspend or withdraw these approvals. In order to market approved products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. In any event, the receipt of FDA, NMPA or other regulatory approval does not assure ultimate success of our commercialization efforts for our drugs.
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
In China, prior to seeking approval from the NMPA, a pharmaceutical company needs to determine the drug’s registration category, which will determine the requirements for its clinical trial and marketing application. These categories range from Category 1, for drugs incorporating a new chemical entity that has not previously been marketed anywhere in the world, to Category 2, for drugs with new indications, dosage forms or routes of administration and the like, to Categories 3 and 4, for certain generic drugs, to Category 5, for “originator” (what would be known elsewhere as innovative) or generic drugs previously marketed abroad but not yet approved for marketing in China. Therapeutic biologics follow a similar classification system. All of our internally-developed drug candidates are classified as Category 1 based on the respective clinical trial approval from the NMPA, which is a favored category for regulatory review and approval.
The NMPA has adopted several mechanisms for expedited review and approval for drug candidates that apply to Category 1 drug candidates. While we believe that the Category 1 designation of our internally-developed drug candidates should provide us with a significant regulatory, and therefore commercial, advantage over non-Chinese companies seeking to market products in China, we cannot be sure that this will be the case. The pharmaceutical regulatory environment is evolving quickly, and changes in laws, regulations, enforcement and internal policies could result in the “favored” status of Category 1 products changing or being eliminated altogether or our products classification in Category 1 changing. We cannot be certain that the advantages we believe will be conferred by our Category 1 classifications will be realized or result in any material development or commercial advantage.

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
To obtain FDA, NMPA and EMA approval for our drug candidates in the United States, China and Europe, we will need to undergo strict pre-approval inspections of our manufacturing facilities, which we have located in China, or the manufacturing facilities of our contract manufacturers located in China and elsewhere. Historically, some manufacturing facilities in China have had difficulty meeting the FDA’s, NMPA's or EMA's standards. When inspecting our or our contractors' Chinese manufacturing facilities, the FDA, NMPA or EMA might cite GMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA, NMPA or EMA notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency has been remediated to its satisfaction. The FDA, NMPA or EMA may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we cannot satisfy the FDA, NMPA and EMA as to our compliance with GMP in a timely basis, marketing approval for our drug candidates could be seriously delayed, which in turn would delay commercialization of our drug candidates.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE in mainland China. As a result, there has been a disruption in ABRAXANE supply in China and we are working closely with

BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply.
The regulatory approvals for our drugs and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, which could adversely affect the drug’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the drug or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a REMS program or comparable program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and good clinical practice (“GCP”) for any clinical trials that we conduct post-approval.
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
*Reimbursement may be limited or unavailable for our drugs and drug candidates. Even if we are able to commercialize our drugs and any approved drug candidates, the drugs may become subject to unfavorable pricing regulations or third-party reimbursement practices, which could harm our business.
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
In addition, in January 2019, the Chinese government launched a national program for volume-based, centralized drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. The program was initially rolled out in 11 pilot cities and was expanded nationwide in September 2019. Under the program, one of the key determining factors for a successful bid is the price. The government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in January 2020, ABRAXANE and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE under the government contract that would have been significantly lower than the price that we have been charging in 2019 and into 2020. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE in mainland China. As a result, there has been a disruption in ABRAXANE supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, especially if one of our drugs is included in the program but does not win the bid, which could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Our Financial Position and Need for Additional Capital
*We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We are a commercial-stage biotechnology company formed in October 2010. Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials of our drug candidates, developing and operating internal manufacturing capabilities, and the commercialization of our in-licensed and internally-developed drugs. We have limited experience in completing large-scale, pivotal or registrational clinical trials and obtaining, maintaining or expanding regulatory approvals for our drugs and drug candidates. Additionally, we have limited experience in manufacturing, sales, marketing or distribution of pharmaceutical products. We have two internally-developed drugs approved for commercial sale and have only generated limited revenue from internally-developed product sales. Since September 2017, we have generated revenues from the sale of drugs in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally-developed products. Our limited operating history, particularly in light of the rapidly evolving cancer treatment field, may make it difficult to evaluate our current business and reliably predict our future performance. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we do not address these risks and difficulties successfully, our business will suffer.
*We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may never become profitable.
Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $2.3 billion and $2.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase in the near term as we continue and expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, commercialize our drugs and launch new drugs, if approved, maintain and expand regulatory approvals, contribute up to $1.25 billion to the global development of a portfolio of Amgen pipeline assets, and commercialize the drugs that we have licensed from BMS and drugs that we have the right to commercialize under our collaboration with Amgen in China and any other drugs that we may successfully develop or license. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company in the United States and Hong Kong. We will also incur costs in support of our growth as a commercial-stage global biotechnology company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing our approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research, development, manufacturing and commercialization efforts, expand our business or continue our operations.
*We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our primary drug candidates.
Our drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $750.3 million and provided $547.7 million of net cash during the years ended December 31, 2019 and 2018, respectively, and used $341.9 million and $172.0 million of net cash during the three months ended March 31, 2020 and 2019, respectively. We recorded negative net cash flows from operating activities in 2019 and 2018 primarily due to our net losses of $950.6 million and $674.0 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. In January 2020, we received gross proceeds of approximately $2.78 billion from the issuance of our ordinary shares in the form of ADSs to Amgen. Under the collaboration with Amgen, we will equally share profits/losses with Amgen for Amgen’s oncology products in China during each product’s respective commercialization period and will also be eligible to receive royalties on sales of Amgen’s products in China or outside of China in the future, based on specified terms.
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
We expect to continue to spend substantial amounts on drug discovery, advancing the clinical development of our drug candidates, contributing to the global development of a portfolio of Amgen pipeline assets, developing our manufacturing capabilities and securing drug supply, and launching and commercializing our and our collaborators' drugs and any additional drug candidates for which we receive regulatory approval, including building and maintaining a commercial organization to address markets in China, the United States and other countries.
Since September 2017, we have generated revenues from the sale of drugs in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally-developed products. These revenues are not sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investments to meet our projected operating requirements for at least the next 12 months. However, we believe that our existing cash, cash equivalents and short-term investments may not be sufficient to enable us to complete all global development or commercially launch all of our current drugs and drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we may require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $2.0 billion, $618.0 million and $712.9 million, restricted cash of $2.7 million, $2.8 million and $27.8 million and short-term investments of $1.4 billion, $364.7 million and $1.1 billion at March 31, 2020, December 31, 2019 and 2018, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of March 31, 2020 and December 31, 2019, our short-term investments consisted of U.S. Treasury securities.
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
We rely on third-party distributors to distribute our approved drugs. For example, we rely on a sole third-party distributor to distribute BMS’s approved cancer therapies, ABRAXANE, REVLIMID, and VIDAZA, and multiple third-party distributors for the distribution of BRUKINSA and tislelizumab. We also expect to rely on third-party distributors to distribute our other internally-developed drug products, if approved, and the oncology products of Amgen to be commercialized by us in China under the collaboration with Amgen. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our drugs to the relevant markets where we generate market demand through our sales and marketing activities. However, we have relatively limited control over our distributors, who may fail to distribute our drugs in the manner we contemplate. For example, while we have long-standing business relationship with our sole distributor for the in-licensed products from BMS, the agreement we entered into with our sole distributor can be terminated by both parties upon six months’ written notice. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our products to hospitals, medical institutions and sub-distributors, they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our drugs is interrupted, our sales volumes and business prospects could be adversely affected.
*We rely on third parties to manufacture at least a portion of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
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

•
our third-party manufacturers might be unable to timely manufacture our drugs and drug candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. For example, we encountered supply disruptions of ABRAXANE in 2019, and in 2020 the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, as further described below;

•
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies in the United States to ensure strict compliance with GMPs and other government regulations and by other comparable regulatory authorities for corresponding non-U.S. requirements. We do not have control over third-party manufacturers’ compliance with these regulations and requirements. For example, in 2020, based on inspection findings at BMS’s contract manufacturing facility in the United States, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, as further described below;

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
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE in mainland China, including ABRAXANE that we sold to our distributor prior to the recall. During the first quarter of 2020, we recognized revenue related to sales of ABRAXANE that was subsequently recalled from the market by BMS. We have not reduced the net revenue that was recognized on sales of ABRAXANE that was recalled in the first quarter of 2020, since we do not expect to refund any of the revenue to our customer. However, all of the financial payments for the recall have not been completed between the parties and it is possible that we will be required to record costs in future periods in connection with the recall.
There has been a disruption in ABRAXANE supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE. Additionally, there are risks that our supplemental import drug application for ABRAXANE, which was accepted by the NMPA in May 2019, as well as our clinical study evaluating tislelizumab in combination with ABRAXANE, may be adversely affected. Until the corrective actions are implemented and accepted by the NMPA or the approval of an alternative manufacturing site is granted, the NMPA may refuse to grant approval of applications for ABRAXANE and/or refuse to grant import certificates for ABRAXANE. We do not know when the NMPA suspension of ABRAXANE will be lifted and we will be able to re-commence sales of ABRAXANE. As such, we do not expect revenue from ABRAXANE until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE and qualified drug is manufactured and available for sale in China.

Currently, the raw materials for our manufacturing activities are supplied by multiple source suppliers, although portions of our supply chain may rely on sole source suppliers. We have agreements for the supply of drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. For example, the COVID-19 pandemic could have a broad impact on the production and supplies of active ingredients or other raw materials and result in a potential shortage of supply. If we or our third party manufacturers experience a shortage in supply of active ingredients or other raw materials, we may not be able to continue to supply adequate levels of our drugs to our customers, which would have a negative impact on our business and results of operations.
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
Before a third party can begin commercial manufacture of our drugs and drug candidates, contract manufacturers are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products and our drug candidates, any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost-effective manner in order for us to obtain regulatory approval of our drug candidates. If our contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE in mainland China. As a result, there has been a disruption in ABRAXANE supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE. In addition to any possible sanctions, we do not expect to recognize revenue from sales of ABRAXANE in China until the suspension on the importation, sales and use of ABRAXANE in China is lifted by the NMPA and qualified drug is manufactured and available for sale in China, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by regulatory authorities and/or approval of the manufacturing process and procedures in accordance with applicable requirements. This review may be costly and time consuming and could delay or prevent the launch of a product or impact commercialization or continuous supply of approved drugs. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay. For example, we are working closely with BMS to restore supply of ABRAXANE as soon as possible, including through BMS’s application to qualify an alternative manufacturing site for China supply, which requires prior review and approval by the NMPA and is subject to various requirements described above.
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
In August 2017, we acquired Celgene Corporation's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, ABRAXANE, REVLIMID, and VIDAZA (the “BMS China License”). On October 31, 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA, KYPROLIS and BLINCYTO and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. We are authorized to commercialize the three oncology products in China for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. For each pipeline product that is approved in China, we have the right to commercialize the pipeline product for seven years in China and the right to retain approximately one of every three approved pipeline assets, other than AMG 510, for commercialization in China.
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

•
collaborators may own or co-own intellectual property covering our drugs and drug candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, we may not be able to realize the benefit of current or future collaborations, strategic partnerships or the license of our third-party drugs and drug candidates if we are unable to successfully integrate such products with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will be able to fulfill all of our contractual obligations in a timely manner or achieve the revenue, specific net income or other goals that justify such transaction. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drugs and drug candidates or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.
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
At the beginning of 2019, we had 2,070 employees, and we ended the year with 3,359 employees, an increase of approximately 62%. As of March 31, 2020, we had approximately 3,600 employees. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, manufacturing, sales, marketing, financial and other personnel. Our recent growth and any future growth will impose significant added responsibilities on members of management, including:

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
As a public company in the United States and Hong Kong, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the listing rules of the Nasdaq Stock Market ("Nasdaq"), and The Stock Exchange of Hong Kong Limited (the "HKEx"), and incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), together with rules implemented by the SEC and applicable market regulators, and the listing rules of the Nasdaq and HKEx. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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
*Our business and results of operations could be adversely affected by public health crises and natural catastrophes or other disasters outside of our control in the locations in which we, our suppliers, CROs, CMOs and other contractors operate.
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
In December 2019, the COVID-19 began to impact the population in China and since January 2020, the COVID-19 outbreak has been spreading around the world. The continued spread of COVID-19 has negatively impacted our business and results of operations, including commercial sales, regulatory interactions and inspections, and clinical trial recruitment and participation. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely. We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.
The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the United States, China, Europe and other geographies where we or our third party suppliers and contract manufacturers or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, our results of operations and financial condition.

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
Because we operate in China and other countries outside of the United States, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements such as Export Administration Regulations promulgated by the United States Department of Commerce and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the CFIUS and other agencies, including the FIRRMA adopted in August 2018; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy, such as the COVID-19 outbreak impacting the world; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. For example, the withdrawal of the United Kingdom from the EU effective on January 31, 2020, commonly referred to as “Brexit,” may cause increased economic volatility, affecting our operations and business. In addition, on July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates London Interbank Offered Rate (“LIBOR”), announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021, and it is anticipated that LIBOR will be phased out and replaced by 2022. While various replacement reference rates have been proposed, an alternative reference rate to LIBOR has not yet been widely adopted. As such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments.
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
In addition to the similar manufacturing risks described in “Risks Related to Our Reliance on Third Parties,” if our manufacturing facilities or the equipment in them is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of the facilities or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need regulatory agency approval before selling any drugs manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales. Any interruption in manufacturing operations at our manufacturing facilities could result in our inability to satisfy the demands of our clinical trials or commercialization. Any disruption that impedes our ability to manufacture our drug candidates or drugs in a timely manner could materially harm our business, financial condition and operating results.
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
*If we are not able to successfully develop and commercialize Amgen’s oncology products in China, the expected benefits of the collaboration will not materialize.
We have a Collaboration Agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on (i) the commercialization of Amgen’s oncology products XGEVA, KYPROLIS and BLINCYTO in China, and (ii) the global development and commercialization in China of a portfolio of Amgen clinical- and late-preclinical-stage pipeline products. In April 2020, two Amgen oncology pipeline assets were removed from the collaboration due to portfolio prioritization, and the parties expect that the development plan for the assets in the portfolio will continue to evolve over time. The Amgen transaction involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
If we or our directors, executive officers or other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted equity awards or other rights to acquire equity fail to register the employee equity plans or their exercise of options or vesting of equity awards, or such PRC-resident beneficial owners fails to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37, we and such employees and PRC-beneficial owners may be subject to (i) legal or administrative sanctions imposed by the SAFE or other PRC authorities, including fines; (ii) restrictions on our cross-border investment activities; (iii) limits on the ability of our wholly-owned subsidiaries in China to distribute dividends or the proceeds from any reduction in capital, share transfer or liquidation to us; and (iv) prohibitions on our ability to inject additional capital into these subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions.
*We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2020 and December 31, 2019, these restricted assets totaled $102.5 million and $109.6 million, respectively.

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
Pursuant to the Arrangement between Mainland China and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income (the "Hong Kong Tax Treaty"), BeiGene HK, the shareholder of some of our PRC subsidiaries, may be subject to a withholding tax at a rate of 5% on dividends received from our PRC operating subsidiaries as a Hong Kong tax resident. Pursuant to the Hong Kong Tax Treaty, subject to certain conditions, this reduced withholding tax rate will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The State Administration of Taxation ( the “SAT”) promulgated SAT Circular 9 in February 2018, which became effective from April 2018 and stipulates that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong and there is no assurance that the reduced withholding tax rate will be available.
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
Local governments in the PRC have granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grants and subsidies recognized in the income statement for the three months ended March 31, 2020 and 2019, and the years ended December 31, 2019 and 2018 were $2.4 million, $0.2 million, $6.2 million and $4.4 million, respectively.
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
The Nasdaq and the HKEx have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our ordinary shares and the ADSs representing them might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares, and vice versa. Because of the different characteristics of the U.S. and Hong Kong equity markets, the historic market prices of our ADSs and ordinary shares may not be indicative of the performance of our securities going forward.
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
As of April 30, 2020, 1,008,198,947 ordinary shares, par value $0.0001 per share, were outstanding, of which 850,615,805 ordinary shares were held in the form of 65,431,985 ADSs, each representing 13 ordinary shares.
We filed a registration statement on Form S-3 (the ‘‘Initial Registration Statement’’) with the SEC on behalf of certain shareholders on May 26, 2017, registering 299,279,370 ordinary shares in the form of 23,021,490 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. On May 9, 2019, we filed a Post-Effective Amendment No. 1 to the Initial Registration Statement on behalf of certain shareholders. By the Post-Effective Amendment No. 1, an additional 50,550,132 ordinary shares, are registered, for a total of 303,514,337 ordinary shares offered by certain selling shareholders named in the Post-Effective Amendment No. 1. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units and under our employee share purchase plan. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares and/or ADSs could decline. Amgen also has specified registration rights upon expiration of a lock-up period.
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
*Dealings in the ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty. There is uncertainty as to whether Hong Kong stamp duty will apply to the trading or conversion of the ADSs.
In connection with the Hong Kong public offering in 2018, we have established a branch register of members in Hong Kong (the “Hong Kong share register”). Our ordinary shares that are traded on the HKEx, including those that may be converted from ADSs, are registered on the Hong Kong share register, and the trading of these ordinary shares on the HKEx are subject to the Hong Kong stamp duty. To facilitate ADS to ordinary share conversion and trading between the NASDAQ and the HKEx, we moved a portion of our issued ordinary shares from our Cayman share register to our Hong Kong share register.
Under the Hong Kong Stamp Duty Ordinance, any person who effects any sale or purchase of Hong Kong stock, defined as stock the transfer of which is required to be registered in Hong Kong, is required to pay Hong Kong stamp duty. The stamp duty is currently set at a total rate of 0.2% of the greater of the consideration for, or the value of, shares transferred, with 0.1% payable by each of the buyer and the seller.
To the best of our knowledge, Hong Kong stamp duty has not been levied in practice on the trading or conversion of ADSs of companies that are listed in both the United States and Hong Kong and that have maintained all or a portion of their ordinary shares, including ordinary shares underlying ADSs, in their Hong Kong share registers. However, it is unclear whether, as a matter of Hong Kong law, the trading or conversion of ADSs of these dual-listed companies constitutes a sale or purchase of the underlying Hong Kong registered ordinary shares that is subject to Hong Kong stamp duty. We advise investors to consult their own tax advisors on this matter. If Hong Kong stamp duty is determined by the competent authority to apply to the trading or conversion of the ADSs, the trading price and the value of your investment in our ADSs or ordinary shares may be affected.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 69% of our outstanding ordinary shares as of April 30, 2020. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation” (“CFC”), for U.S. federal income tax purposes is generally required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Each Ten Percent Shareholder is also required to include in gross income its “global intangible low-taxed income,” which is determined by reference to the income of CFCs of which such Ten Percent Shareholder is a Ten Percent Shareholder. Ten Percent Shareholders that are corporations may be entitled to a deduction equal to the foreign portion of any dividend when a dividend is paid. A non-U.S. corporation will generally be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Internal Revenue Code of 1986, as amended), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation or 10% of the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. Although we believe we are not a CFC now, we may become one or own interests in one in the future. Holders are urged to consult their own tax advisors with respect to our potential CFC status and the consequences thereof.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Amendment No. 2 to Share Purchase Agreement, dated March 17, 2020, by and between Amgen Inc. and the Registrant		8-K (Exhibit 10.1)	3/17/2020	001-37686
10.2†	Employment Apportionment Agreement, dated March 1, 2020, by and between BeiGene (Beijing) Co., Ltd., BeiGene Guangzhou Biologics Manufacturing Co., Ltd. and Xiaobin Wu	X
10.3†	Independent Director Compensation Policy, as amended	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

†Indicates a management contract or any compensatory plan, contract or arrangement.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: May 11, 2020	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)