Form 10-Q
period 2020-06-30
BeiGene, Ltd.
filed 2020-08-06
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 31, 2020, 1,176,415,671 ordinary shares, par value $0.0001 per share, were outstanding, of which 965,069,391 ordinary shares were held in the form of 74,236,107 American Depositary Shares, each representing 13 ordinary shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2020	2019
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		1,345,014	618,011
Short-term restricted cash	4	283	288
Short-term investments	4	1,807,744	364,728
Accounts receivable, net	10	61,663	70,878
Inventories	5	33,234	28,553
Prepaid expenses and other current assets	10	144,466	90,238
Total current assets		3,392,404	1,172,696
Long-term restricted cash	4	4,602	2,476
Property, plant and equipment, net	6	258,106	242,402
Operating lease right-of-use assets		90,620	82,520
Intangible assets, net	8	5,375	5,846
Deferred tax assets	9	39,801	37,894
Other non-current assets	10	112,382	68,455
Total non-current assets		510,886	439,593
Total assets		3,903,290	1,612,289
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		157,173	122,488
Accrued expenses and other payables	10	207,921	163,556
Tax payable	9	10,448	13,454
Operating lease liabilities, current portion		12,888	10,814
Research and development cost share liability, current portion	3	136,704	—
Short-term bank loans	11	26,061	—
Total current liabilities		551,195	310,312
Non-current liabilities:
Long-term bank loan	11	131,491	83,311
Shareholder loan	12	160,164	157,384
Operating lease liabilities, non-current portion		31,165	25,833
Deferred tax liabilities		11,379	10,532
Research and development cost share liability, non-current portion	3	424,890	—
Other long-term liabilities	10	46,514	46,562
Total non-current liabilities		805,603	323,622
Total liabilities		1,356,798	633,934
Commitments and contingencies	19
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,014,976,692 and 801,340,698 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively		102	79
Additional paid-in capital		5,200,275	2,925,970
Accumulated other comprehensive loss	16	(9,299)	(8,001)
Accumulated deficit		(2,654,780)	(1,955,843)
Total BeiGene, Ltd. shareholders’ equity		2,536,298	962,205
Noncontrolling interest		10,194	16,150
Total equity		2,546,492	978,355
Total liabilities and equity		3,903,290	1,612,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2020	2019	2020	2019
		$	$	$	$
Revenues
Product revenue, net	13	65,635	58,142	117,694	115,563
Collaboration revenue	3	—	185,204	—	205,616
Total revenues		65,635	243,346	117,694	321,179
Expenses
Cost of sales - product		14,307	17,839	28,456	33,100
Research and development		285,968	228,760	590,270	407,111
Selling, general and administrative		124,049	82,248	231,130	139,893
Amortization of intangible assets		188	332	471	663
Total expenses		424,512	329,179	850,327	580,767
Loss from operations		(358,877)	(85,833)	(732,633)	(259,588)
Interest income, net		1,108	2,886	7,798	7,363
Other income, net		19,976	(878)	23,657	850
Loss before income taxes		(337,793)	(83,825)	(701,178)	(251,375)
Income tax (benefit) expense	9	(1,475)	2,129	79	2,648
Net loss		(336,318)	(85,954)	(701,257)	(254,023)
Less: net loss attributable to noncontrolling interests		(1,116)	(384)	(2,320)	(813)
Net loss attributable to BeiGene, Ltd.		(335,202)	(85,570)	(698,937)	(253,210)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	14	(0.33)	(0.11)	(0.69)	(0.33)
Weighted-average shares outstanding, basic and diluted	14	1,010,230,470	777,509,102	1,007,967,904	776,137,299

Net loss per American Depositary Share (“ADS”), basic and diluted		(4.31)	(1.43)	(9.01)	(4.24)
Weighted-average ADSs outstanding, basic and diluted		77,710,036	59,808,392	77,535,993	59,702,869
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	$	$	$	$
Net loss	(336,318)	(85,954)	(701,257)	(254,023)
Other comprehensive (loss)/ income, net of tax of nil:
Foreign currency translation adjustments	1,732	(7,337)	(2,617)	(3,582)
Unrealized holding gain, net	(4,470)	901	1,228	1,586
Comprehensive loss	(339,056)	(92,390)	(702,646)	(256,019)
Less: comprehensive loss attributable to noncontrolling interests	(1,103)	(523)	(2,411)	(1,058)
Comprehensive loss attributable to BeiGene, Ltd.	(337,953)	(91,867)	(700,235)	(254,961)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Six months ended June 30,
	Note	2020	2019
		$	$
Operating activities:
Net loss		(701,257)	(254,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		15,617	7,111
Share-based compensation expenses	15	83,723	58,994
Unrealized gains on equity method investments	4	(11,264)	—
Gain on deconsolidation of entity	4	(11,307)	—
Acquired in-process research and development		43,000	49,000
Amortization of research and development cost share liability		(55,240)	—
Non-cash interest expense		5,106	3,759
Deferred income tax benefits		(1,060)	(1,456)
Other items, net		(863)	(5,458)
Changes in operating assets and liabilities:
Accounts receivable		9,094	(17,052)
Inventories		(4,681)	(32,806)
Prepaid expenses and other current assets		(54,590)	(5,923)
Operating lease right-of-use assets		(7,465)	(3,604)
Other non-current assets		2,628	(10,293)
Accounts payable		34,851	21,431
Accrued expenses and other payables		44,471	3,535
Tax payable		(3,006)	(3,713)
Deferred revenue		—	(27,982)
Operating lease liabilities		7,406	383
Other long-term liabilities		(49)	21
Net cash used in operating activities		(604,886)	(218,076)
Investing activities:
Purchases of property, plant and equipment		(54,138)	(43,275)
Deconsolidation of entity		(2,025)	—
Purchases of investments		(2,442,943)	(710,791)
Proceeds from sale or maturity of investments		997,242	1,167,491
Purchase of in-process research and development		(43,000)	(49,000)
Net cash (used in) provided by investing activities		(1,544,864)	364,425
Financing activities:
Proceeds from sale of ordinary shares, net of cost		2,162,407	—
Proceeds from research and development cost share liability		616,834	—
Capital contribution from noncontrolling interest		—	4,000
Proceeds from long-term bank loan	11	49,525	43,704
Proceeds from short-term bank loan	11	26,197	—
Proceeds from option exercises and employee share purchase plan		28,198	10,642
Net cash provided by financing activities		2,883,161	58,346
Effect of foreign exchange rate changes, net		(4,287)	(2,732)
Net increase in cash, cash equivalents, and restricted cash		729,124	201,963
Cash, cash equivalents, and restricted cash at beginning of period		620,775	740,713
Cash, cash equivalents, and restricted cash at end of period		1,349,899	942,676
Supplemental cash flow information:
Cash and cash equivalents		1,345,014	918,948
Short-term restricted cash		283	14,567
Long-term restricted cash		4,602	9,161
Income taxes paid		9,250	7,874
Interest paid		3,354	2,090
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		28,962	35,927
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,955,843)	962,205	16,150	978,355
Issuance of ordinary shares in connection with collaboration	206,635,013	21	2,162,386	—	—	2,162,407	—	2,162,407
Use of shares reserved for share option exercises	(3,705,468)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	3,706,573	1	11,628	—	—	11,629	—	11,629
Share-based compensation	—	—	38,255	—	—	38,255	—	38,255
Other comprehensive income	—	—	—	1,453	—	1,453	(104)	1,349
Net loss	—	—	—	—	(363,735)	(363,735)	(1,204)	(364,939)
Balance at March 31, 2020	1,007,976,816	101	5,138,239	(6,548)	(2,319,578)	2,812,214	14,842	2,827,056
Exercise of options, ESPP issuances and release of RSUs	10,493,392	1	16,568	—	—	16,569	—	16,569
Issuance of shares reserved for share option exercises and RSU releases	(3,493,516)	—	—	—	—	—	—	—
Share-based compensation	—	—	45,468	—	—	45,468	—	45,468
Deconsolidation of entity	—	—	—	—	—	—	(3,545)	(3,545)
Other comprehensive loss	—	—	—	(2,751)	—	(2,751)	13	(2,738)
Net loss	—	—	—	—	(335,202)	(335,202)	(1,116)	(336,318)
Balance at June 30, 2020	1,014,976,692	102	5,200,275	(9,299)	(2,654,780)	2,536,298	10,194	2,546,492

Balance at December 31, 2018	776,263,184	77	2,744,814	1,526	(1,007,215)	1,739,202	14,445	1,753,647
Use of shares reserved for share option exercises	(916,383)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	2,066,383	1	6,268	—	—	6,269	—	6,269
Share-based compensation	—	—	26,392	—	—	26,392	—	26,392
Other comprehensive income	—	—	—	4,546	—	4,546	(106)	4,440
Net loss	—	—	—	—	(167,640)	(167,640)	(429)	(168,069)
Balance at March 31, 2019	777,413,184	78	2,777,474	6,072	(1,174,855)	1,608,769	13,910	1,622,679
Contributions from shareholders	—	—	—	—	—	—	4,000	4,000
Exercise of options, ESPP and release of RSUs	3,802,747	—	4,373	—	—	4,373	—	4,373
Issuance of shares reserved for share option exercises	3,223,701	—	—	—	—	—	—	—
Share-based compensation	—	—	32,602	—	—	32,602	—	32,602
Other comprehensive income	—	—	—	(6,297)	—	(6,297)	(139)	(6,436)
Net loss	—	—	—	—	(85,570)	(85,570)	(384)	(85,954)
Balance at June 30, 2019	784,439,632	78	2,814,449	(225)	(1,260,425)	1,553,877	17,387	1,571,264
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
BeiGene, Ltd. (the “Company”) is a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and access for patients worldwide. The Company started as a research and development company in Beijing in 2010. Over the last ten years, it has developed into a fully integrated global biotechnology company, with significant commercial, manufacturing, and research and development capabilities.

The Company has built substantial commercial capabilities in China and the United States and is currently marketing both internally developed drugs and in-licensed drugs. In the United States, the Company markets BRUKINSA® (zanubrutinib) for adult patients with mantle cell lymphoma ("MCL") who have received at least one prior therapy. In China, the Company markets BRUKINSA® in two indications: for adult patients with chronic lymphocytic leukemia ("CLL") /small lymphocytic lymphoma ("SLL") who have received at least one prior therapy, and for adult patients with MCL who have received at least one prior therapy. In China, the Company also markets tislelizumab in two indications: for patients with classical Hodgkin’s Lymphoma ("cHL") who have received at least two prior therapies, and for patients with locally advanced or metastatic urothelial carcinoma ("UC"), a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy.
The Company has filed additional new or supplementary new drug applications for regulatory approvals in China or elsewhere for its internally developed products and is planning to launch these additional products or indications in 2020 and beyond. The Company's commercial portfolio also includes the following drugs in-licensed from third parties: REVLIMID®, VIDAZA® and ABRAXANE®, which the Company has been marketing in China since 2017 under a license from Celgene Logistics Sàrl, a Bristol Myers Squibb company (“BMS”); and XGEVA® (denosumab), from Amgen Inc. ("Amgen"), which the Company began commercializing in July 2020. On March 25, 2020, the Company announced that the China National Medical Products Administration ("NMPA") suspended the importation, sales and use of ABRAXANE® in China supplied to BeiGene by Celgene Corporation, a BMS company, and the drug was subsequently recalled by BMS and is not currently available for sale in China. The Company plans on launching additional in-licensed products once approved in China, including KYPROLIS® (carfilzomib) and BLINCYTO® (blinatumomab) from Amgen, and SYLVANT® (siltuximab) and QARZIBA® ▼ (dinutuximab beta) from EUSA Pharma ("EUSA").
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and the condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2020 and 2019, and the related footnote disclosures are unaudited. The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report").
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. The Company consolidates its interests in its joint venture, BeiGene Biologics Co., Ltd. ("BeiGene Biologics"), under the voting model and recognizes the minority shareholder's equity interest as a noncontrolling interest in its condensed consolidated financial statements.
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
Except for the changes to the Company’s significant accounting policies related to the adoption of the Credit Loss ASUs, there have been no other material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2020, as compared to the significant accounting policies described in the Annual Report.
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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2020 and December 31, 2019:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2020	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 4):
U.S. treasury securities	1,807,744	—	—
Cash equivalents:
U.S. treasury securities	263,300	—	—
Money market funds	462,522	—	—
Other non-current assets:
Equity securities (Note 4)	10,042	6,222	—
Total	2,543,608	6,222	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 4):
U.S. treasury securities	364,728	—	—
Cash equivalents
U.S. treasury securities	16,442	—	—
Money market funds	50,461	—	—
Total	431,631	—	—
The Company's equity securities consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. ("Leap"), which were acquired in connection with a collaboration and license agreement entered into in January 2020. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies.
The Company had no liabilities measured and recorded at fair value on a recurring basis as of June 30, 2020 or December 31, 2019.
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
Amgen
On October 31, 2019, the Company entered into a global strategic oncology collaboration with Amgen (the "Amgen Collaboration Agreement") for the commercialization and development in China, excluding Hong Kong, Taiwan and Macao, of

Amgen’s XGEVA®, KYPROLIS®, and BLINCYTO®, and the joint global development of a portfolio of oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. On January 2, 2020, following approval by the Company's shareholders and satisfaction of other closing conditions, the agreement became effective.
Under the agreement, the Company is responsible for the commercialization of XGEVA®, KYPROLIS® and BLINCYTO® in China for five or seven years. Amgen is responsible for manufacturing of the products globally and will supply the products to the Company at an agreed upon price. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one product and is entitled to receive royalties on sales in China for an additional five years on the products not retained. XGEVA® was approved in China in 2019 for patients with giant cell tumor of the bone and a supplemental new drug application has been filed for prevention of skeletal-related events in cancer patients with bone metastases. In July 2020, the Company began commercializing XGEVA® in China. Additionally, new drug applications have been filed in China for KYPROLIS® as a treatment for patients with multiple myeloma and BLINCYTO® as a treatment for adult patients with relapsed or refractory acute lymphoblastic leukemia ("ALL").
Amgen and the Company are also jointly developing a portfolio of Amgen oncology pipeline assets under the collaboration. The Company is responsible for conducting clinical development activities in China and co-funding global development costs by contributing cash and development services up to a total cap of $1,250,000. Amgen is responsible for all development, regulatory and commercial activities outside of China. For each pipeline asset that is approved in China, the Company will receive commercial rights for seven years from approval. The Company has the right to retain approximately one out of every three approved pipeline assets, other than sotorasib (AMG 510), Amgen's investigational KRAS G12C inhibitor, for commercialization in China. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. The Company is entitled to receive royalties from sales in China for pipeline assets returned to Amgen for five years after the seven-year commercialization period. The Company is also entitled to receive royalties from global sales of each product outside of China (with the exception of sotorasib).
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
In connection with the collaboration, a Share Purchase Agreement ("SPA") was entered into by the parties on October 31, 2019. On January 2, 2020, the closing date of the transaction, Amgen purchased 15,895,001 of the Company's ADSs for $174.85 per ADS, representing a 20.5% ownership stake in the Company. Per the SPA, the cash proceeds shall be used as necessary to fund the Company's development obligations under the Amgen Collaboration Agreement. Pursuant to the SPA, Amgen also received the right to designate one member of the Company's board of directors, and Anthony Hooper joined the Company's board of directors as the Amgen designee in January 2020.
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

Amounts recorded related to the cash proceeds received from the Amgen collaboration for the six months ended June 30, 2020 were as follows:

Six Months Ended
June 30,
2020
$
Fair value of equity issued to Amgen	2,162,407
Fair value of research and development cost share liability	616,834
Total cash proceeds	2,779,241
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
	$	$
Research and development expense	28,337	56,703
Amortization of research and development cost share liability	27,606	55,240
Total amount due to Amgen for BeiGene's portion of the development funding	55,943	111,943

Total amount of development funding paid or payable in cash	55,943	111,943
Total amount of development funding paid with development services	—	—
		As of
		June 30,
		2020
Remaining portion of development funding cap		1,138,057
At June 30, 2020, the research and development cost share liability recorded in the Company's balance sheet was as follows:

As of
June 30,
2020
$
Research and development cost share liability, current portion	136,704
Research and development cost share liability, non-current portion	424,890
Total research and development cost share liability	561,594
There were no product sales or commercial profit share payments related to the Amgen collaboration during the three and six months ended June 30, 2020.
Celgene Corporation, a Bristol Myers Squibb company ("BMS")
On July 5, 2017, the Company entered into a license agreement with Celgene Corporation, now a BMS company, pursuant to which the Company granted to the BMS parties an exclusive right to develop and commercialize the Company’s investigational PD-1 inhibitor, tislelizumab, in all fields of treatment, other than hematology, in the United States, Europe, Japan and the rest of world other than Asia (the “PD-1 License Agreement”). The Company entered into a mutual agreement with BMS to terminate the Amended and Restated PD-1 License Agreement effective June 14, 2019 in advance of the acquisition of Celgene by BMS.

The following table summarizes total collaboration revenue recognized related to the BMS collaboration for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	$	$	$	$
Reimbursement of research and development costs	—	9,460	—	27,634
Research and development service revenue	—	25,744	—	27,982
Other	—	150,000	—	150,000
Total	—	185,204	—	205,616
        For the three and six months ended June 30, 2019, the Company recognized collaboration revenue of $185,204 and $205,616, respectively, related to its former collaboration with BMS. The Company recognized $9,460 and $27,634 of research and development reimbursement revenue for the three and six months ended June 30, 2019 for the clinical trials that Celgene had opted into until the termination of the collaboration agreement. The $25,744 and $27,982 of research and development services revenue, respectively, for the three and six months ended June 30, 2019, primarily reflected the recognition of upfront consideration that was allocated to research and development services at the time of the collaboration and was recognized over the term of the respective clinical studies for the specified indications. The Company recognized $150,000 of other collaboration revenue for the three and six months ended June 30, 2019 related to the payment received from Celgene in connection with the termination of the collaboration agreement.
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
Upfront and development milestones paid under these arrangements for the three and six months ended June 30, 2020 and 2019 are set forth below. All upfront and development milestones were expensed to research and development expense. There have been no regulatory or commercial milestones paid under these arrangements to date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development payments to Collaboration Partners	$	$	$	$
Upfront payments	—	20,000	43,000	30,000
Milestone payments	—	—	5,000	—
Total	—	20,000	48,000	30,000
EUSA Pharma
On January 13, 2020, the Company entered into an exclusive development and commercialization agreement with EUSA Pharma ("EUSA") for the orphan biologic products SYLVANT® (siltuximab) and QARZIBA® (dinutuximab beta) in China. Under the terms of the agreement, EUSA granted the Company exclusive rights to SYLVANT® in greater China and to QARZIBA® in mainland China. Under the agreement, the Company will fund and undertake all clinical development and regulatory submissions in the territories, and will commercialize both products once approved. EUSA received a $40,000 upfront payment and will be eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $160,000. EUSA will also be eligible to receive tiered royalties on future product sales. The upfront payment was expensed to research and development expense during the three and six months ended June 30, 2020 in accordance with the Company's acquired in-process research and development expense policy.
Other
In addition to the collaborations discussed above, the Company has entered into additional collaborative arrangements during the six months ended June 30, 2020 and 2019. The Company may be required to pay additional amounts upon the achievement of various development, regulatory and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidates advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay milestones and royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $4,885 as of June 30, 2020 primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
Short-Term Investments
Short-term investments as of June 30, 2020 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	1,805,274	2,470	—	1,807,744
Total	1,805,274	2,470	—	1,807,744
 Short-term investments as of December 31, 2019 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	363,440	1,288	—	364,728
Total	363,440	1,288	—	364,728
As of June 30, 2020, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of June 30, 2020.
Equity Method Investments
Leap
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. As of June 30, 2020, the Company's ownership interest in the outstanding common stock of Leap was 8.1% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 15.0% based on information from Leap. The Company determined that it has the ability to exercise significant influence over Leap due to the Company's collaboration agreement, and the investment represents an equity method investment upon conversion. The Company elected to apply the fair value option to the equity method investment and measure the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income. The fair value of the common stock and warrants was $10,042 and $6,222, respectively, as of June 30, 2020. During the three and six months ended June 30, 2020, the Company recorded an unrealized gain of $4,300 and $11,264, respectively, in the statement of operations, respectively.
MapKure, LLC
In June 2019, the Company announced the formation of MapKure, LLC ("MapKure"), an entity jointly owned by the Company and SpringWorks Therapeutics, Inc. ("SpringWorks"). The Company out-licensed to MapKure the Company's product candidate BGB-3245, an oral, selective small molecule inhibitor of monomer and dimer forms of activating B-RAF mutations including V600 BRAF mutations, non-V600 B-RAF mutations, and RAF fusions. The Company received 10,000,000 Series A preferred units of MapKure, or a 71.4% ownership interest in exchange for its contribution of the intellectual property.

SpringWorks purchased 3,500,000 Series A preferred units, or a 25% ownership interest, and other investors purchased 250,000 Series A preferred units or 1.8% ownership each. Following the initial closing, the Company consolidated its interests in MapKure under the voting model due to its controlling financial interest.
On June 8, 2020, MapKure held a second closing under the existing terms of the SPA in which it issued additional Series A preferred units to SpringWorks and the other investors that purchased units in the first closing (the "Second Closing"), and the Company's ownership interest decreased to 55.6%. As the requisite Series A voting requirements in MapKure's governing documents require 70% combined voting power for certain actions, the Company determined that it lost its controlling financial interest after the Second Closing. Therefore, the Company deconsolidated MapKure and recognized a gain of $11,307 for the excess of the fair value of its 55.6% ownership interest in MapKure and carrying amount of the prior non-controlling interest over the carrying amount of MapKure's net assets within other income during the three and six months ended June 30, 2020.
Upon deconsolidation, the Company recorded an equity investment of $10,000, which represents the estimated fair value of its 55.6% ownership interest in MapKure. Effective June 8, 2020, the Company is accounting for the investment as an equity-method investment and records its portion of MapKure's earnings or losses within other income (expense). During the three and six months ended June 30, 2020, the Company recognized a loss of $23 for its portion of MapKure's net loss. As of June 30, 2020, the carrying amount of the Company's investment in MapKure was $9,977.
5. Inventories
The Company’s inventory balance consisted of the following:

	As of
	June 30,	December 31,
	2020	2019
	$	$
Raw materials	3,762	—
Work in process	118	—
Finished goods	29,354	28,553
Total inventories	33,234	28,553
6. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	June 30,	December 31,
	2020	2019
	$	$
Laboratory equipment	50,901	47,154
Leasehold improvements	24,780	24,008
Building	108,188	109,514
Manufacturing equipment	65,431	62,775
Software, electronics and office equipment	15,435	14,705
Property, plant and equipment, at cost	264,735	258,156
Less accumulated depreciation	(51,157)	(36,709)
Construction in progress	44,528	20,955
Property, plant and equipment, net	258,106	242,402
 As of June 30, 2020 and December 31, 2019, construction in progress ("CIP") of $44,528 and $20,955, respectively, was primarily related to the buildout of additional capacity at the Guangzhou manufacturing facility. Subsequent phases of the Guangzhou factory buildout will continue to be recorded as CIP until they are placed into service.
Depreciation expense for the three and six months ended June 30, 2020 was $7,679 and $15,146, respectively. Depreciation expense for the three and six months ended June 30, 2019 was $3,363 and $6,448, respectively.

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
In April 2017, BeiGene HK, GET and BeiGene Biologics amended the JV Agreement and the capital contribution agreement, among other things, to adjust the capital contribution schedules and adjust the initial term of the governing bodies and a certain management position. In the second quarter of 2017, BeiGene HK made cash capital contributions of RMB137,830 and RMB2,415, respectively, into BeiGene Biologics. The remainder of the cash capital contribution from BeiGene HK to BeiGene Biologics was paid in June 2019. In April 2017, GET made cash capital contributions of RMB100,000 into BeiGene Biologics, and BeiGene Biologics drew down the Shareholder Loan of RMB900,000 from GET (see Note 12).
In the fourth quarter of 2017, BeiGene HK and BeiGene Biologics entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai to BeiGene Biologics, as required by the JV Agreement, such that the CTA holder and MAA holder for tislelizumab in China was controlled by BeiGene Biologics. The transfer consideration for the purchased interests under this Equity Transfer Agreement is the fair value of the 100% equity of BeiGene Shanghai appraised by a qualified Chinese valuation firm under the laws of the PRC. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK’s equity interest in BeiGene Shanghai became 95%. As of June 30, 2020, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively.
As of June 30, 2020, the Company had $114,105 of cash and cash equivalents and $4,128 of restricted cash held by BeiGene Biologics to be used to build the commercial-scale biologics facility and to fund research and development of the Company's biologics drug candidates in China.
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
8. Intangible Assets
Intangible assets as of June 30, 2020 and December 31, 2019 are summarized as follows:

	As of
	June 30, 2020			December 31, 2019
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(2,125)	5,375	7,500	(1,750)	5,750
Trading license	816	(816)	—	816	(720)	96
Total finite-lived intangible assets	8,316	(2,941)	5,375	8,316	(2,470)	5,846
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from BMS, REVLIMID®, VIDAZA®, and ABRAXANE®, acquired as part of the BMS transaction in 2017. The Company is amortizing the product distribution rights over a period of 10 years which is the term of the agreement. The trading license represents the Guangzhou drug distribution license acquired on September 21, 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense of intangible assets for the three and six months ended June 30, 2020 was $188 and $471, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2019 was $332 and $663, respectively.
As of June 30, 2020, expected amortization expense for the unamortized finite-lived intangible assets is approximately $375 for the remainder of 2020, $750 in 2021, $750 in 2022, $750 in 2023, $750 in 2024, and $2,000 in 2025 and thereafter.
9. Income Taxes
Income tax benefit was $1,475 for the three months ended June 30, 2020 and income tax expense was $79 for the six months ended June 30, 2020. Income tax expense was $2,129 and $2,648 for the three and six months ended June 30, 2019, respectively. Income tax benefit and expense for the three and six months ended June 30, 2020, respectively, were primarily attributable to income reported in certain China subsidiaries as adjusted for certain non-deductible expenses, offset by the tax benefit of deferred U.S. stock-based compensation deductions. The Company’s current U.S. tax was reduced by windfall stock compensation deductions and research and development tax credits. The income tax expense for the three and six months ended June 30, 2019 was primarily attributable to increased income reported in the U.S. and certain China subsidiaries and certain non-deductible expenses, offset by U.S. research and development tax credits, reversal of valuation allowance against deferred tax assets of a China subsidiary, other special tax deductions and the reduced discrete tax benefit of employee stock option exercises.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act removes certain net operating loss deduction and carry-back limitations originally imposed by the Tax Cuts and Jobs Act of 2017. Specifically, the Company may now carry back net operating losses ("NOLs") originating in 2018 and 2019 to 2017 and 2016, resulting in an increase to the Company's income tax receivable of $5,586 as of June 30, 2020. The enactment of the CARES Act did not have a material effect on our income tax expense.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of June 30, 2020, it is more likely than not that deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, for certain subsidiaries in China, and for all U.S. tax credit carry-forwards.
As of June 30, 2020, the Company had gross unrecognized tax benefits of $5,783. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $780 and $1,150 respectively in the three and six months ended June 30, 2020 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2020 and December 31, 2019, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of June 30, 2020, Australia tax matters are open to examination for the years 2013 through 2020, China tax matters are open to examination for the years 2014 through 2020, Switzerland tax matters are open to examination for the years 2017 through 2020, and U.S. federal tax matters are open to examination for years 2015 through 2020. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2020.
10. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the six months ended June 30, 2020 consists of the following activity:

Allowance for Credit Losses
$
Balance as of December 31, 2019	—
Current period provision for expected credit losses	121
Amounts written-off	—
Recoveries of amounts previously written-off	—
Balance as of June 30, 2020	121
Prepaid expenses and other current assets consist of the following:

	As of
	June 30,	December 31,
	2020	2019
	$	$
Prepaid research and development costs	79,458	65,886
Prepaid taxes	18,792	9,498
Payroll tax receivables	17,391	5,365
Interest receivable	3,636	1,932
Prepaid insurance	6,231	711
Prepaid manufacturing costs	10,025	3,829
Other	8,933	3,017
Total	144,466	90,238

Other non-current assets consist of the following:

	As of
	June 30,	December 31,
	2020	2019
	$	$
Goodwill	109	109
Prepayment of property and equipment	30,449	10,289
Prepayment of facility capacity expansion activities (1)	26,267	24,881
Prepaid VAT	25,705	29,967
Rental deposits and other	3,611	3,209
Equity method investments (Note 4)	26,241	—
Total	112,382	68,455
(1) Represents payments for facility expansions under commercial supply agreements. The payments will provide future benefit to the Company through credits on future supply purchases.
Accrued expenses and other payables consist of the following:

	As of
	June 30,	December 31,
	2020	2019
	$	$
Compensation related	48,980	54,156
External research and development related	99,390	62,794
Commercial activities	31,549	25,645
Income tax and other taxes	22,564	9,648
Sales rebates and returns related	3,896	3,198
Professional fees and other	1,542	8,115
Total	207,921	163,556
Other long-term liabilities consist of the following:

	As of
	June 30,	December 31,
	2020	2019
	$	$
Deferred government grant income	46,340	46,391
Other	174	171
Total	46,514	46,562
11. Bank Loans
 On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow an RMB denominated loan of RMB580,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by BeiGene Guangzhou Factory’s land use right and certain Guangzhou Factory fixed assets of the first phase of the Guangzhou manufacturing facility build out with a total carrying amount of $142,121. Interest expense is paid quarterly until the loan is fully settled. As of June 30, 2020, the Company has fully drawn down $82,093 (RMB580,000) of the loan. The loan interest rate was 4.9% for the six months ended June 30, 2020, and the maturity dates range from 2021 to 2027.
On January 13, 2020, BeiGene (Shanghai) Co., Ltd. entered into a one-year loan agreement with China Industrial Bank to borrow up to RMB200,000 at a fixed interest rate of 5.6%. During the six months ended June 30, 2020, the Company drew down $20,141 (RMB140,000) of the loan. Interest will be paid quarterly until the loan is fully settled. As of June 30, 2020, the amount outstanding under the loan agreement was $19,816 (RMB140,000).

On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan will be secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility build out. Interest is paid quarterly until the loan is fully settled. On April 30, 2020, the Company drew down $49,525 (RMB350,000). As of June 30, 2020, the amount outstanding under the loan agreements was $49,539 (RMB350,000). The loan interest rate was 4.4% for the six months ended June 30, 2020, and the maturity dates range from 2022 to 2029.
On May 21, 2020, BeiGene (Beijing) Co., Ltd. entered into a one-year loan agreement with China Merchants Bank to borrow up to RMB100,000. On May 27, 2020, the Company drew down $2,996 (RMB21,460) at a fixed interest rate of 4.35% of the loan. On June 28, 2020, the Company drew down an additional $3,060 (RMB21,666) of the loan at a fixed interest rate of 4.5%. Interest will be paid quarterly until the loan is fully settled. As of June 30, 2020 the amount outstanding under the loan agreement was $6,104 (RMB43,126).
Interest expense recognized for the three and six months ended June 30, 2020 was $1,888 and $3,607, respectively, among which, $57 and $124 was capitalized, respectively. Interest expense recognized for the three and six months ended June 30, 2019 was $1,167 and $2,108, respectively, among which, $738 and $1,379 was capitalized, respectively.
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
For the three and six months ended June 30, 2020, total interest generated from the Shareholder Loan was $2,534 and $5,106, respectively, of which, nil and nil was capitalized, respectively.
For the three and six months ended June 30, 2019, total interest expense generated from the Shareholder Loan was $2,531 and $5,176, respectively, among which, $716 and $1,504 was capitalized, respectively.

13. Product Revenue
The Company’s product sales are derived from the sale of its internally developed products BRUKINSA® in the United States and China and tislelizumab in China, as well as the sale of REVLIMID®, VIDAZA® and ABRAXANE® in China under a distribution license from BMS. On March 25, 2020, the Company announced that the China National Medical Products Administration ("NMPA") suspended the importation, sales and use of ABRAXANE® in China supplied to BeiGene by Celgene Corporation, a BMS company, and the drug was subsequently recalled by BMS and is not currently available for sale in China. The table below presents the Company’s net product sales for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	$	$	$	$
Product revenue – gross	67,689	58,733	120,877	117,269
Less: Rebates and sales returns	(2,054)	(591)	(3,183)	(1,706)
Product revenue – net	65,635	58,142	117,694	115,563
 The following table disaggregates net product sales by product for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	$	$	$	$
Tislelizumab	29,417	—	49,943	—
BRUKINSA®	6,974	—	7,691	—
REVLIMID®	17,219	16,373	24,847	39,957
VIDAZA®	11,789	7,038	17,832	13,741
ABRAXANE®	236	34,731	17,381	61,865
Total net product revenue	65,635	58,142	117,694	115,563
The following table presents the roll-forward of accrued sales rebates and returns for the six months ended June 30, 2020 and June 30, 2019:

Sales Rebates and Returns
$
Balance as of December 31, 2018	4,749
Accrual	1,706
Payments	(3,784)
Balance as of June 30, 2019	2,671
Balance as of December 31, 2019	3,198
Accrual	3,183
Payments	(2,485)
Balance as of June 30, 2020	3,896

14. Loss Per Share
Loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	$	$	$	$
Numerator:
Net loss attributable to BeiGene, Ltd.	(335,202)	(85,570)	(698,937)	(253,210)
Denominator:
Weighted average shares outstanding, basic and diluted	1,010,230,470	777,509,102	1,007,967,904	776,137,299
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(0.33)	(0.11)	(0.69)	(0.33)
The effects of all share options, restricted shares and restricted share units were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive during the three and six months ended June 30, 2020 and 2019.
15. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
On January 14, 2016, in connection with the Company's initial public offering ("IPO") on the NASDAQ Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of June 30, 2020, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,152,249. The 2016 Plan formerly provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. In August 2018, in connection with the Company's IPO on The Stock Exchange of Hong Kong Limited ("HKEx"), the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the listing rules of the HKEx. In December 2018, the shareholders approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the six months ended June 30, 2020, the Company granted options for 8,657,649 ordinary shares and restricted share units for 15,567,058 ordinary shares under the 2016 Plan. As of June 30, 2020, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 92,244,880 and 34,112,988, respectively.
2018 Inducement Equity Plan
On June 6, 2018, the board of directors of the Company approved the 2018 Inducement Equity Plan (the “2018 Plan”) and reserved 12,000,000 ordinary shares to be used exclusively for grants of awards to individuals that were not previously employees of the Company or its subsidiaries, as a material inducement to the individual’s entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Plan was approved by the board of directors upon recommendation of the compensation committee, without shareholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The terms and conditions of the 2018 Plan, and the forms of award agreements to be used thereunder, are substantially similar to the 2016 Plan and the forms of award agreements thereunder. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2018 Plan to implement changes required by the listing rules of the HKEx.
During the six months ended June 30, 2020, the Company did not grant any options or restricted share units under the 2018 Plan. As of June 30, 2020, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 79,404 and 2,028,520, respectively.

2018 Employee Share Purchase Plan
On June 6, 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”). Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated ESPP to remove an “evergreen” share replenishment provision originally included in the plan and implement other changes required by the listing rules of the HKEx. In December 2018, the shareholders of the Company approved a second amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. In June 2019, the board of directors adopted an amendment to revise the eligibility criteria for enrollment in the plan. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
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
The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	$	$	$	$
Research and development	23,712	18,154	44,111	33,925
Selling, general and administrative	21,756	14,448	39,612	25,069
Total	45,468	32,602	83,723	58,994
16. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2019	(9,291)	1,290	(8,001)
Other comprehensive (loss)/ income before reclassifications	(2,526)	2,657	131
Amounts reclassified from accumulated other comprehensive income	—	(1,429)	(1,429)
Net-current period other comprehensive (loss)/ income	(2,526)	1,228	(1,298)
Balance as of June 30, 2020	(11,817)	2,518	(9,299)

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
During the three and six months ended June 30, 2020 and 2019, no appropriation to statutory reserves was made because the PRC subsidiaries had substantial losses during these periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2020 and December 31, 2019, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $158,840 and $109,633, respectively.
19. Commitments and Contingencies
Purchase Commitments
As of June 30, 2020, the Company had purchase commitments amounting to $126,864, of which $105,127 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $21,737 related to binding purchase obligations of inventory from BMS. The Company does not have any minimum purchase requirements for inventory from BMS.
Capital commitments
The Company had capital commitments amounting to $61,017 for the acquisition of property, plant and equipment as of June 30, 2020, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
Co-development funding commitment
        Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of June 30, 2020, the Company's remaining co-development funding commitment was $1,138,057.
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
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	$	$	$	$
PRC	62,576	58,142	113,918	115,563
United States	3,059	120,383	3,776	133,650
Other	—	64,821	—	71,966
Total	65,635	243,346	117,694	321,179
21. Subsequent Event
On July 15, 2020, the Company issued 145,838,979 ordinary shares, par value $0.0001 per ordinary share, to certain existing investors in a registered direct offering. Each ordinary share was sold for a purchase price of $14.2308 per share ($185.00 per ADS), resulting in gross proceeds of approximately $2,075,000 and net proceeds, after estimated offering expenses, of approximately $2,069,000. The offering was made without an underwriter or a placement agent and as a result the Company did not pay any underwriting discounts or commissions in connection with this offering.

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

We have built substantial commercial capabilities in China and the United States and are currently marketing both internally developed drugs and in-licensed drugs. In the United States, we market BRUKINSA® (zanubrutinib) for adult patients with mantle cell lymphoma ("MCL") who have received at least one prior therapy. In China, we market BRUKINSA® in two indications: for adult patients with chronic lymphocytic leukemia ("CLL") /small lymphocytic lymphoma ("SLL") who have received at least one prior therapy, and for adult patients with MCL who have received at least one prior therapy. In China, we also market tislelizumab in two indications: for patients with classical Hodgkin’s Lymphoma ("cHL") who have received at least two prior therapies, and for patients with locally advanced or metastatic urothelial carcinoma ("UC"), a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy.
We have filed additional new or supplementary new drug applications for regulatory approvals in China or elsewhere for our internally developed products and are planning for launches in these additional drugs or indications in 2020 and beyond. Our commercial portfolio also includes the following drugs in-licensed from third parties: REVLIMID®, VIDAZA® and ABRAXANE®, which we have been marketing in China since 2017 under a license from Celgene Logistics Sàrl, a Bristol Myers Squibb company (“BMS”), and XGEVA® (denosumab), from Amgen Inc. ("Amgen"), which we began commercializing in July 2020. On March 25, 2020, we announced that the National Medical Products Administration ("NMPA") suspended the importation, sales and use of ABRAXANE® in China supplied to us by Celgene Corporation, a BMS company, and the drug was subsequently recalled by BMS and is not currently available for sale in China. We plan on launching additional in-licensed products in China from our collaborations, including KYPROLIS® (carfilzomib) and BLINCYTO® (blinatumomab) from Amgen, and SYLVANT® (siltuximab) and QARZIBA® ▼ (dinutuximab beta), from EUSA Pharma ("EUSA").
We have built deep clinical development capabilities, including a more than 1,350-person global clinical development team that is running over 70 ongoing or planned clinical trials in more than 35 countries that have enrolled over 10,000 patients and healthy subjects. We are conducting late-stage clinical trials of BRUKINSA® and tislelizumab, including 27 registration or registration-enabling trials in at least 15 discrete cancer indications. Our internal research capabilities have yielded another late-stage asset, pamiparib, for which we have filed a new drug application ("NDA") in China, and five other internally developed drug candidates that are currently in early-stage clinical development. In addition, we have been able to leverage our capabilities and China’s rising importance as a clinical science center and commercial market to expand our clinical and pre-clinical portfolio with in-licensed drug candidates. We are also working with high-quality contract manufacturing organizations ("CMOs") to manufacture our internally developed clinical and commercial products in China and globally and have built state-of-the-art small molecule and biologic manufacturing facilities in China to support the launches and potential future demand of our products.
Based on the strength of our China-inclusive global development and commercial capabilities, we have entered into collaborations with leading pharmaceutical and biotechnology companies to develop and commercialize innovative medicines in China and the Asia-Pacific region. In October 2019, we entered into a strategic collaboration with Amgen pursuant to which we have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, KYPROLIS® and BLINCYTO® in China, and the global development and future commercialization in China of a portfolio of Amgen's clinical- and late pre-clinical-stage pipeline products, including sotorasib (AMG 510), Amgen’s investigational KRAS G12C inhibitor.
Recent Developments
Recent Business Developments
On July 27, 2020, we announced that the Center for Drug Evaluation ("CDE") of the NMPA granted priority review status to the accepted NDA of pamiparib, our investigational inhibitor of PARP1 and PARP2, for the treatment of patients with deleterious or suspected deleterious germline BRCA-mutated advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy.
On July 20, 2020, we announced that we entered into a collaboration in China with Assembly Biosciences, Inc. ("Assembly") for Assembly’s portfolio of three clinical-stage hepatitis B virus ("HBV") core inhibitor candidates for the treatment of patients with chronic HBV infection. Under the terms of the agreement, Assembly granted us exclusive rights to develop and commercialize ABI-H0731, ABI-H2158 and ABI-H3733 in China, including Hong Kong, Macau, and Taiwan. ABI-H0731 and ABI-H2158 are both in ongoing Phase 2 clinical trials and ABI-H3733 is in Phase 1 development. We will be responsible for development, regulatory submissions, and commercialization in China. Assembly retains full worldwide rights outside of the partnered territory for its HBV portfolio. Assembly received an upfront cash payment and is eligible to receive milestone payments pending successful development and commercialization of the licensed candidates. In addition, Assembly is eligible to receive tiered royalties of net sales. We will contribute initial funding for clinical development in China, after which the development costs for the territory will be shared equally by the parties.
On July 15, 2020, we announced the closing of a registered direct offering of 145,838,979 ordinary shares to certain existing investors. Each ordinary share was sold for a purchase price of $14.2308 per share ($185 per American Depositary Share (“ADS”)), resulting in gross proceeds of approximately $2.08 billion and net proceeds, after estimated offering expenses, of approximately $2.07 billion. The offering was made without an underwriter or a placement agent and as a result we did not pay any underwriting discounts or commissions in connection with this offering.

On July 1, 2020, we announced that the CDE of the NMPA accepted a supplemental new drug application ("sNDA") of tislelizumab for the treatment of patients with previously treated unresectable hepatocellular carcinoma ("HCC"), the most common form of liver cancer.
On July1, 2020, we began commercializing XGEVA® in China for the treatment of giant cell tumor of bone ("GCTB"). This marked the first Amgen product that was transitioned to us for commercialization in China since the commencement of our global strategic oncology collaboration in January 2020. Amgen gained approval from the NMPA for XGEVA® in May 2019 for the treatment of adults and skeletally mature adolescents (defined by at least one mature long bone and with a body weight ≥ 45 kg) with GCTB that is unresectable or where surgical resection is likely to result in severe morbidity. In addition, an sNDA for XGEVA® as a prevention for skeletal-related events in patients with multiple myeloma and in patients with bone metastases from solid tumors was accepted by the CDE of the NMPA in April 2020 and is currently under review.
On June 19, 2020, we announced that the CDE of the NMPA accepted an sNDA of tislelizumab in combination with chemotherapy for first-line treatment of patients with advanced non-squamous non-small cell lung cancer ("NSCLC").
On June 18, 2020, we announced that our marketing authorization application ("MAA") for BRUKINSA® for the treatment of patients with Waldenström's macroglobulinemia (WM) who have received at least one prior therapy or as first-line treatment for patients unsuitable for chemo-immunotherapy was accepted for regulatory review by the European Medicines Agency ("EMA").
On June 3, 2020, we announced that BRUKINSA® received approval from the NMPA in two indications, which are (1) the treatment of adult patients with CLL/SLL who have received at least one prior therapy, and (2) the treatment of adult patients with MCL who have received at least one prior therapy. Both NDAs were previously granted priority review by the CDE of the NMPA.
On May 26, 2020, we announced that we entered into a clinical collaboration agreement with Hutchison China MediTech Limited ("Chi-Med") to evaluate the safety, tolerability and efficacy of combining two of Chi-Med's drug candidates, surufatinib and fruquintinib, with tislelizumab, for the treatment of various solid tumor cancers, in the U.S., Europe, China and Australia.
On May 21, 2020, we announced an exclusive distribution agreement with Medison Pharma Ltd. ("Medison") for Medison to commercialize BRUKINSA® in Israel and the acceptance of an NDA in Israel for BRUKINSA® for the treatment of patients with MCL who have received at least one prior therapy.
Coronavirus Disease 2019 (COVID-19)
We expect that the worldwide health crisis of COVID-19 will continue to have a negative impact on our operations, including commercial sales, regulatory interactions and inspections, and clinical trial recruitment and participation. Although the impact of COVID-19 on our operations in China lessened in the second quarter of 2020, there remains uncertainty regarding the future impact of the pandemic both in China as well as globally. We are striving to minimize delays and disruptions, and continue to execute on our commercialization, regulatory and clinical development goals globally.
Components of Operating Results
Revenue
We began generating product revenue in September 2017 through our in-license agreement with BMS to distribute the approved cancer therapies REVLIMID®, VIDAZA®, and ABRAXANE® in China. Following approval from the U.S. Food and Drug Administration ("FDA") on November 14, 2019, we launched our first internally developed drug, BRUKINSA®, in the United States. We launched our second internally developed drug, tislelizumab, in China in March 2020. In June 2020, we launched BRUKINSA® in China.
Revenues from product sales are recognized when there is a transfer of control from the Company to the customer. The Company determines transfer of control based on when the product is delivered, and title passes to the customer. Revenues from product sales are recognized net of variable consideration resulting from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on contractual terms, historical experience and trend analysis. We expect revenue from our internal product sales to increase throughout 2020. We began commercializing XGEVA® in China in July of 2020 and plan on launching additional in-licensed products from our collaborations with Amgen and EUSA in 2020 and 2021, and continue to expand our efforts to promote our existing commercial products.

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
Expenses
Cost of Sales
Cost of sales includes the cost of products purchased from BMS and distributed in China and the costs to manufacture our internally developed commercial products. Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory is depleted and additional inventory is manufactured.
Research and Development Expenses
Research and development expenses consist of the costs associated with our research and development activities, conducting preclinical studies and clinical trials and activities related to regulatory filings. Our research and development expenses consist of:
•expenses incurred under agreements with contract research organizations ("CROs"), CMOs, and consultants that conduct and support clinical trials and preclinical studies;
•costs of comparator drugs in certain of our clinical trials;
•manufacturing costs related to pre-commercial activities;
•costs associated with preclinical activities and development activities;
•costs associated with regulatory operations;
•employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•in-process research and development costs expensed as part of collaboration agreements entered into; and
•other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.
Our current research and development activities mainly relate to the clinical advancement of our internally developed drugs and drug candidates:
•BRUKINSA® (zanubrutinib), a small molecule inhibitor of BTK;
•tislelizumab, a humanized monoclonal antibody against PD-1;
•pamiparib, an investigational selective small molecule inhibitor of PARP1 and PARP2;
•lifirafenib, an investigational novel small molecule inhibitor of both the monomer and dimer forms of BRAF;
•BGB-A333, an investigational humanized monoclonal antibody against PD-L1;
•BGB-A425, an investigational humanized monoclonal antibody against TIM-3;
•BGB-A1217, an investigational humanized monoclonal antibody against TIGIT; and
•BGB-11417, an investigational small molecular inhibitor of Bcl-2.

Research and development activities also include costs associated with in-licensed drug candidates, including:
•sitravatinib, an investigational, spectrum-selective kinase inhibitor in clinical development by Mirati Therapeutics, Inc. ("Mirati");
•zanidatamab (ZW25) and ZW49, two bispecific antibody-based product candidates targeting HER2, under development by Zymeworks Inc.;
•BA3071, an investigational CAB-CTLA-4 antibody, under development by BioAtla LLC ("BioAtla"); and
•R&D expense related to the co-development of pipeline assets under the Amgen collaboration agreement. Our total cost share obligation to Amgen is split between R&D expense and a reduction to R&D cost share liability.
We expense research and development costs when we incur them. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us. We expense the manufacturing costs of our internally developed products that are used in clinical trials as they are incurred as research and development expense. We do not allocate employee‑related costs, depreciation, rental and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.
At this time, it is difficult to estimate or know for certain, the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our internally developed drugs and drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our drugs and drug candidates, if approved. This is due to the numerous risks and uncertainties associated with developing such drugs and drug candidates, including the uncertainty of:
•successful enrollment in and completion of clinical trials;
•establishing an appropriate safety and efficacy profile;
•establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;
•receipt of marketing and other required approvals from applicable regulatory authorities;
•successfully launching and commercializing our drugs and drug candidates, if and when approved, whether as monotherapies or in combination with our internally developed drugs and drug candidates or third‑party products;
•market acceptance, pricing and reimbursement;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drugs and drug candidates;
•continued acceptable safety and efficacy profiles of the products following approval;
•sufficient supply of the products following approval;
•competition from competing products; and
•retention of key personnel.
A change in the outcome of any of these variables with respect to the development of any of our drugs and drug candidates would significantly change the costs, timing and viability associated with the commercialization or development of that drug or drug candidate.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support planned increases in commercialization activities with respect to tislelizumab, BRUKINSA® and XGEVA® and the preparation for potential launch and commercialization of additional in-licensed products from our collaborations with Amgen and EUSA and internally developed drugs and drug candidates, if approved. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our drugs and drug candidates as treatments for various cancers and the initiation of clinical trials for potential new indications or drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance. We also incur significant legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company with our ADSs and ordinary shares listed for trading on The NASDAQ Global Select Market and The Hong Kong Stock Exchange, respectively.
Interest Income (Expense), Net
Interest Income
Interest income consists primarily of interest generated from our cash and short-term investments in money market funds, time deposits, U.S. Treasury securities and U.S. agency securities.
Interest Expense
Interest expense consists primarily of interest on our long-term bank loan and shareholder loan.
Other Income, Net
Other income consists primarily of gains recognized related to equity method investments, government grants and subsidies received that involve no conditions or continuing performance obligations by us, realized and unrealized gains and losses related to foreign currency exchange rates, unrealized gains and losses on equity securities, and realized gains and losses on the sale of investments.

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Revenues
Product revenue, net	$65,635	$58,142	$7,493	12.9%	$117,694	$115,563	$2,131	1.8%
Collaboration revenue	—	185,204	(185,204)	(100.0)%	—	205,616	(205,616)	(100.0)%
Total revenues	65,635	243,346	(177,711)	(73.0)%	117,694	321,179	(203,485)	(63.4)%
Expenses
Cost of sales	14,307	17,839	(3,532)	(19.8)%	28,456	33,100	(4,644)	(14.0)%
Research and development	285,968	228,760	57,208	25.0%	590,270	407,111	183,159	45.0%
Selling, general and administrative	124,049	82,248	41,801	50.8%	231,130	139,893	91,237	65.2%
Amortization of intangible assets	188	332	(144)	(43.4)%	471	663	(192)	(29.0)%
Total expenses	424,512	329,179	95,333	29.0%	850,327	580,767	269,560	46.4%
Loss from operations	(358,877)	(85,833)	(273,044)	318.1%	(732,633)	(259,588)	(473,045)	182.2%
Interest income, net	1,108	2,886	(1,778)	(61.6)%	7,798	7,363	435	5.9%
Other income, net	19,976	(878)	20,854	(2,375.2)%	23,657	850	22,807	2,683.2%
Loss before income taxes	(337,793)	(83,825)	(253,968)	303.0%	(701,178)	(251,375)	(449,803)	178.9%
Income tax (benefit) expense	(1,475)	2,129	(3,604)	(169.3)%	79	2,648	(2,569)	(97.0)%
Net loss	(336,318)	(85,954)	(250,364)	291.3%	(701,257)	(254,023)	(447,234)	176.1%
Less: Net loss attributable to noncontrolling interest	(1,116)	(384)	(732)	190.6%	(2,320)	(813)	(1,507)	185.4%
Net loss attributable to BeiGene, Ltd.	$(335,202)	$(85,570)	$(249,632)	291.7%	$(698,937)	$(253,210)	$(445,727)	176.0%

Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue
Total revenue decreased to $65.6 million for the three months ended June 30, 2020, from $243.3 million for the three months ended June 30, 2019, primarily due to the cessation of collaboration revenue following the termination of the BMS collaboration agreement in the second quarter of 2019. The following table summarizes the components of revenue for the three months ended June 30, 2020 and 2019, respectively:

	Three Months Ended
	June 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
Product revenue	$65,635	$58,142	$7,493	12.9%
Collaboration revenue:
Reimbursement of research and development costs	—	9,460	(9,460)	(100.0)%
Research and development service revenue	—	25,744	(25,744)	(100.0)%
Other	—	150,000	(150,000)	(100.0)%
Total	$65,635	$243,346	$(177,711)	(73.0)%

Net product revenues consisted of the following:

	Three Months Ended
	June 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
Tislelizumab	$29,417	$—	$29,417	NM
BRUKINSA®	6,974	—	6,974	NM
REVLIMID®	17,219	16,373	846	5.2%
VIDAZA®	11,789	7,038	4,751	67.5%
ABRAXANE®	236	34,731	(34,495)	(99.3)%
Total product revenue	$65,635	$58,142	$7,493	12.9%
Net product revenue increased 12.9% to $65.6 million for the three months ended June 30, 2020, compared to $58.1 million in the prior year period, primarily due to sales of tislelizumab in China and BRUKINSA® in the United States and China, partially offset by decreased product sales of ABRAXANE®. Product revenues in the second quarter of 2020 were positively impacted by sales of our internally developed products, tislelizumab and BRUKINSA®, and the lessening impact of COVID-19 on our commercial activities in China as the country gradually resumed regular business.
We expect product revenue from our in-licensed products to continue to be impacted by the NMPA’s suspension of the importation, sales and use of ABRAXANE® in China in March 2020 and the subsequent voluntary recall of ABRAXANE® by BMS, together with increased competition from generic products. Although the impact of COVID-19 on commercial activities in China lessened in the second quarter of 2020 compared to the first quarter of 2020, there remains uncertainty regarding the future impact of the pandemic both in China as well as globally. We do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE® in China.
We did not have any collaboration revenue for the three months ended June 30, 2020 due to the termination of the collaboration agreement with BMS for tislelizumab in the second quarter of 2019.
Cost of Sales
Cost of sales decreased to $14.3 million for the three months ended June 30, 2020 from $17.8 million for the three months ended June 30, 2019, primarily due to a decreased volume of in-licensed sales compared to the prior year period.

Research and Development Expense
Research and development expense increased by $57.2 million, or 25.0%, to $286.0 million for the three months ended June 30, 2020 from $228.8 million for the three months ended June 30, 2019. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended June 30, 2020 and 2019, respectively:

	Three Months Ended
	June 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
External cost of clinical-stage programs	$121,313	$102,960	$18,353	17.8%
Upfront license fees and milestones	—	20,000	(20,000)	(100.0)%
External cost of non-clinical-stage programs	7,164	11,566	(4,402)	(38.1)%
Amgen co-development expense[1]	28,337	—	28,337	NM
Internal research and development expenses	129,154	94,234	34,920	37.1%
Total research and development expenses	$285,968	$228,760	$57,208	25.0%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended June 30, 2020 totaled $55.9 million, of which $28.3 million was recorded as R&D expense. The remaining $27.6 million was recorded as a reduction of the R&D cost share liability.
The increase in external research and development expense was primarily attributable to the advancement of our clinical drug candidates, and included the following:
•increases of approximately $16.6 million and $4.1 million, respectively, for zanubrutinib and tislelizumab, primarily due to the continued enrollment and expansion of pivotal clinical trials;
•an increase of $28.3 million related to expense recognized on co-development fees to Amgen;
•a decrease of $20.0 million related to license fees under collaboration agreements; and
•external spending for our non-clinical-stage programs was primarily related to manufacturing costs for pre-commercial activities and costs associated with our preclinical candidates.
The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:
•$17.0 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$5.6 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;
•$12.7 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$1.0 million decrease of consulting fees, which was mainly attributable to decreased travel and meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and
•$0.7 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $41.8 million, or 50.8%, to $124.0 million for the three months ended June 30, 2020, from $82.2 million for the three months ended June 30, 2019. The increase was primarily attributable to the following:
•$20.1 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the expansion of our commercial organizations in China and the United States;
•$7.3 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;
•$6.8 million increase of professional fees and consulting for general and administrative activities, including legal, recruiting, information technology, tax, accounting and audit services, primarily in connection with our growing business;
•$2.5 million increase in external selling and marketing expenses, including market access studies, meeting and seminar expenses, promotional activities, and sponsorship and grant expenses; and
•$5.1 million increase in facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China and the United States.
Interest Income, Net
Interest income, net decreased by $1.8 million, or 61.6%, to $1.1 million for the three months ended June 30, 2020, from $2.9 million for three months ended June 30, 2019. The decrease in interest income, net, was primarily attributable to increased interest expense, compared to the prior year period.
Other Income, Net
Other income, net increased to $20.0 million of net other income for the three months ended June 30, 2020, from $0.9 million of net other expense for the three months ended June 30, 2019. The increase was mainly attributable to the gain recognized in conjunction with the deconsolidation of MapKure, changes in fair value on equity method investments where the fair value option was elected, and realized gains on sales of available-for-sale securities, offset by foreign currency exchange losses.
Income Tax Expense
Income tax benefit was $1.5 million for the three months ended June 30, 2020, as compared to an income tax expense of $2.1 million for the three months ended June 30, 2019. The income tax benefit for the three months ended June 30, 2020 was primarily attributable to income reported in certain China subsidiaries, offset by the tax benefit of deferred U.S. stock-based compensation deductions. The current U.S. tax was reduced by windfall stock-based compensation deductions and research and development tax credits. The income tax expense for the three months ended June 30, 2019 was primarily attributable to income reported in the United States and certain China subsidiaries, offset by U.S. research and development tax credits and other special tax deductions.

Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue
Total revenue decreased to $117.7 million for the six months ended June 30, 2020, from $321.2 million for the six months ended June 30, 2019, primarily due to the cessation of collaboration revenue following the termination of the BMS collaboration agreement in the second quarter of 2019, and the related $150.0 million termination fee that was recognized as revenue. The following table summarizes the components of revenue for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended
	June 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
Product revenue	$117,694	$115,563	$2,131	1.8%
Collaboration revenue:
Reimbursement of research and development costs	—	27,634	(27,634)	(100.0)%
Research and development service revenue	—	27,982	(27,982)	(100.0)%
Other	—	150,000	(150,000)	(100.0)%
Total	$117,694	$321,179	$(203,485)	(63.4)%

Net product revenues consisted of the following:

	Six Months Ended
	June 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
Tislelizumab	$49,943	$—	$49,943	NM
BRUKINSA®	7,691	—	7,691	NM
REVLIMID®	24,847	39,957	(15,110)	(37.8)%
VIDAZA®	17,832	13,741	4,091	29.8%
ABRAXANE®	17,381	61,865	(44,484)	(71.9)%
Total product revenue	$117,694	$115,563	$2,131	1.8%
Net product revenue increased 1.8% to $117.7 million for the six months ended June 30, 2020, compared to $115.6 million in the prior year period, primarily due to sales of tislelizumab in China in 2020, as well as sales of BRUKINSA® in the United States and China, partially offset by decreased sales of ABRAXANE® and REVLIMID®. Product revenues in the first half of 2020 were negatively impacted by the COVID-19 pandemic, increased generic competition, and the suspension of ABRAXANE® in China by the NMPA in March 2020. Product revenues in the first half of 2020 were positively impacted by sales of our internally developed products, tislelizumab and BRUKINSA®. Product revenue for tislelizumab reflects sales since its launch in China in March 2020, and product sales for BRUKINSA® reflect sales since its launch in China in June 2020, as well as sales in the United States during the period.
We expect product revenue from our in-licensed products to continue to be impacted by the NMPA’s suspension of the importation, sales and use of ABRAXANE® in China in March 2020 and the subsequent voluntary recall of ABRAXANE® by BMS, as well as increased competition from generic products. Although the impact of COVID-19 on commercial activities in China lessened in the second quarter of 2020 compared to the first quarter of 2020, there remains uncertainty regarding the future impact of the pandemic both in China as well as globally. We do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE®.
We did not have any collaboration revenue for the six months ended June 30, 2020 due to the termination of the collaboration agreement with BMS for tislelizumab in the second quarter of 2019.

Cost of Sales
Cost of sales decreased to $28.5 million for the six months ended June 30, 2020 from $33.1 million for the six months ended June 30, 2019, primarily due to a decreased volume of in-licensed sales compared to the prior year period.
Research and Development Expense
Research and development expense increased by $183.2 million, or 45.0%, to $590.3 million for the six months ended June 30, 2020 from $407.1 million for the six months ended June 30, 2019. The following table summarizes external clinical, external non-clinical and internal research and development expense for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended
	June 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
External cost of clinical-stage programs	$216,212	$181,661	$34,551	19.0%
Upfront license fees and milestones	48,000	30,000	18,000	60.0%
External cost of non-clinical-stage programs	18,999	21,623	(2,624)	(12.1)%
Amgen co-development expense[1]	56,703	—	56,703	NM
Internal research and development expenses	250,356	173,827	76,529	44.0%
Total research and development expenses	$590,270	$407,111	$183,159	45.0%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the six months ended June 30, 2020 totaled $111.9 million, of which $56.7 million was recorded as R&D expense. The remaining $55.2 million was recorded as a reduction of the R&D cost share liability.
The increase in external research and development expense was primarily attributable to the advancement of our clinical drug candidates, and included the following:
•increases of approximately $21.1 million and $10.1 million, respectively, for zanubrutinib and tislelizumab, primarily due to the continued enrollment and expansion of pivotal clinical trials;
•an increase of $56.7 million related to expense recognized on co-development fees to Amgen;
•an increase of $18.0 million related to license fees under collaboration agreements, including $13.0 million of increased upfront payments compared to the same period last year, as well as a $5.0 million milestone payment accrued in the first quarter of 2020; and
•external spending for our non-clinical-stage programs was primarily related to manufacturing costs for pre-commercial activities and costs associated with our preclinical candidates.
The increase in internal research and development expense was primarily attributable to the expansion of our global development organization and development of our clinical and preclinical drug candidates, and included the following:
•$30.0 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$10.2 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;
•$24.7 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$3.0 million decrease of consulting fees, which was primarily attributable to decreased travel and meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates; and
•$14.6 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $91.2 million, or 65.2%, to $231.1 million for the six months ended June 30, 2020, from $139.9 million for the six months ended June 30, 2019. The increase was primarily attributable to the following:
•$41.0 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization, including the expansion of our commercial organizations in China and the United States;
•$14.5 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;
•$16.9 million increase of professional fees and consulting for general and administrative activities, including legal, recruiting, information technology, tax, accounting and audit services, primarily in connection with our growing business;
•$2.0 million increase in external selling and marketing expenses, including market access studies, meeting and seminar expenses, promotional activities, and sponsorship and grant expenses; and
•$16.8 million increase in facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China and the United States.
Interest Income, Net
Interest income, net increased by $0.4 million, or 5.9%, to $7.8 million for the six months ended June 30, 2020, from $7.4 million for six months ended June 30, 2019. The increase in interest income was primarily attributable to interest income on cash and short-term investment balances exceeding interest expense on our long-term debt.
Other Income, Net
Other income, net increased to $23.7 million of net other income for the six months ended June 30, 2020, from $0.9 million of net other income for the six months ended June 30, 2019. The increase was mainly attributable to the gain recognized in conjunction with the deconsolidation of MapKure, unrealized gains on equity securities and realized gains on sales of available-for-sale securities, offset by foreign currency exchange losses.
Income Tax Expense
Income tax expense was $0.08 million for the six months ended June 30, 2020, as compared to an income tax expense of $2.6 million for the six months ended June 30, 2019. The income tax expense for the six months ended June 30, 2020 was primarily attributable to income reported in certain China subsidiaries offset by the tax benefit of deferred U.S. stock-based compensation deductions. The current U.S. tax was reduced by windfall stock-based compensation deductions and research and development tax credits. The income tax expense for the six months ended June 30, 2019 was primarily attributable to income reported in the United States and certain China subsidiaries, offset by U.S. research and development tax credits and other special tax deductions.
Liquidity and Capital Resources
Since our inception in 2010, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our operating losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $336.3 million and $701.3 million, respectively, for the three and six months ended June 30, 2020, and net losses of $86.0 million and $254.0 million for the three and six months ended June 30, 2019. As of June 30, 2020, we had an accumulated deficit of $2.7 billion. Our primary use of cash is to fund our research and development activities and to support the commercialization of our products in China and the United States and planned additional product launches. Our operating activities used $604.9 million and $218.1 million during the six months ended June 30, 2020 and 2019, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaboration agreements, together with product sales since September 2017.
As of June 30, 2020, we had cash, cash equivalents, restricted cash, and short-term investments of $3.2 billion, including approximately $118.2 million of cash, cash equivalents and restricted cash held by our joint venture, BeiGene Biologics, to continue phased construction of our commercial biologics facility in Guangzhou, China and to fund research and development of our biologics drug candidates in China. Restricted cash of $4.9 million primarily consists of RMB-denominated cash deposits pledged in designated bank accounts as collateral for bank loans and letters of credit. On July 15, 2020, we received approximately $2.1 billion from a registered direct offering of ordinary shares to certain existing investors, which is not included in our financial statements for the three and six months ended June 30, 2020.
The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$620,775	$740,713
Net cash used in operating activities	(604,886)	(218,076)
Net cash (used in) provided by investing activities	(1,544,864)	364,425
Net cash provided by financing activities	2,883,161	58,346
Net effect of foreign exchange rate changes	(4,287)	(2,732)
Net increase in cash, cash equivalents, and restricted cash	729,124	201,963
Cash, cash equivalents and restricted cash at end of period	$1,349,899	$942,676
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
Operating Activities
Operating activities used $604.9 million of cash in the six months ended June 30, 2020, which resulted principally from our net loss of $701.3 million, partially offset by a decrease in our net operating assets and liabilities of $28.7 million and by non-cash charges of $67.7 million related primarily to stock-based compensation expense, depreciation and amortization and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to an increase of $79.3 million in accounts payable and accrued expenses related to external research and development costs, which includes our co-development obligations to Amgen, a decrease of $9.1 million in accounts receivable, net, on product sales, an increase in operating lease liabilities of $7.4 million, and a decrease in other non-current assets of $2.6 million, all of which had a positive impact on operating cash flow. These cash inflows were partially offset by an increase of $54.6 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, an increase of $7.5 million in operating lease right-of-use assets, a decrease of $3.0 million in taxes payable, and an increase of $4.7 million in inventory, all of which had a negative impact on operating cash flow. Our non-cash charges and other adjustments to our net loss during the six months ended June 30, 2020 primarily consisted of $83.7 million of share-based compensation expense, $43.0 million of acquired in-process research and development related to license agreements in the period, $15.6 million of depreciation and amortization expense, and $5.1 million of interest expense, offset by $55.2 million for amortization of a research and development cost share liability related to the Amgen collaboration, and $11.3 million of unrealized gains from equity method investments.
Operating activities used $218.1 million of cash in the six months ended June 30, 2019, which resulted principally from our net loss of 254.0 million, which was inclusive of the $150.0 million payment recognized in revenue in connection with the termination of the BMS collaboration agreement for tislelizumab, and an increase in our net operating assets and liabilities of $76.0 million, offset by non-cash charges of $112.0 million related primarily to stock-based compensation expense, depreciation and amortization and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to an increase of $17.1 million related to collections on product sales from our collaboration with BMS, an increase of $32.8 million in inventories, an increase of $3.6 million in operating lease right-of-use assets, an increase of $10.3 million in other non-current assets primarily related to VAT prepayments, an increase of $14.5 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, a decrease of $3.7 million in taxes payable, and a decrease of $28.0 million in deferred revenue, all of which had a negative impact on operating cash flow. These cash uses were partially offset by an increase of $25.0 million in accounts payable and accrued expenses related to payments for external research and development costs, a decrease of $8.6 million in unbilled receivables related to the BMS collaboration, and an increase of $0.4 million in operating lease liabilities and other long-term liabilities, all of which had a positive impact on operating cash flows. Our non-cash charges and other adjustments to our net loss during the six months ended June 30, 2019 primarily consisted of $59.0 million of share-based compensation expense, $49.0 million of acquired in-process research and development related to our license agreements with Ambrx Inc. ("Ambrx") and BioAtla, and termination of the collaboration agreement with Merck KGaA, Darmstadt Germany, $7.1 million of depreciation and amortization expense, and $3.8 million of non-cash interest expense, offset by $3.7 million of bond discount amortization, $1.5 million related to deferred tax benefits, and $1.8 million of disposal gain on available-for-sale securities.
Investing Activities
Investing activities used $1.5 billion of cash in the six months ended June 30, 2020, consisting of $2.4 billion in purchases of investment securities, $43.0 million of acquired in-process research and development, capital expenditures of $54.1 million, and cash outflows for the deconsolidation of a subsidiary of $2.0 million, all of which were offset by sales and maturities of investment securities of $997.2 million.
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
Financing Activities
Financing activities provided $2.9 billion of cash in the six months ended June 30, 2020, consisting primarily of $2.8 billion received from our collaboration with Amgen, of which $2.2 billion was recorded as equity, and $0.6 billion was recorded as a research and development cost share liability. Additionally, we received $28.2 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, $49.5 million from proceeds of a long-term bank loan, and $26.2 million from proceeds of a short-term bank loan.
Financing activities provided $58.3 million of cash in the six months ended June 30, 2019, consisting of $43.7 million from a long-term bank loan to fund our Guangzhou manufacturing facility, a $4.0 million capital contribution from investors for the noncontrolling interest of MapKure, and $10.6 million from the exercise of employee share options.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. Since the reporting currency of the Company is the U.S. dollar, periods of volatility may have a significant impact on our consolidated cash balances.
Operating Capital Requirements
We have exclusive rights to distribute and promote three of BMS’s approved cancer therapies in China, for which we began recognizing revenue in the third quarter of 2017. On November 14, 2019, we received accelerated approval from the FDA for BRUKINSA® as a treatment for MCL in adult patients who have received at least one prior therapy; on December 26, 2019, we received regulatory approval from the NMPA for tislelizumab as a treatment for patients with cHL who have received at least two prior therapies; and on June 3, 2020, we received approval from the NMPA for BRUKINSA® in two indications, (i) the treatment of adult patients with CLL/ SLL who have received at least one prior therapy, and (ii) the treatment of adult patients with MCL who have received at least one prior therapy. We launched BRUKINSA® in the United States in November 2019 and launched tislelizumab in China in March 2020 and BRUKINSA® in China in July 2020. However, we do not expect to generate significant revenue from product sales of our internally developed drugs and drug candidates unless and until we obtain regulatory approvals for additional indications of our currently approved drugs. We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our drugs and drug candidates, commercialize our approved products and prepare for commercialization and begin to commercialize any future approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing of our in-licensed drug products as well as our internally developed products that are either approved or in late-stage clinical trials. We may need additional funding prior to generating sufficient cash from operations to fund our continuing operations.
Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2020, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally, and the shared development costs of a portfolio of Amgen's oncology pipeline products and additional in-licensed drug candidates; our other ongoing and planned clinical trials; regulatory filings and registration of our late-stage drug candidates; expansion of our commercial operations in China and the U.S. and the launch of our in-licensed commercial drug portfolio and late-stage drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we expect in our current operating plan. Because of the numerous risks and uncertainties associated with the development and commercialization of our drugs and drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drugs and drug candidates.
Our future capital requirements will depend on many factors, including:
•our ability to successfully commercialize our internally developed and in-licensed drugs;
•the costs, timing and outcome of regulatory reviews and approvals;
•the ability of our drug candidates to progress through clinical development successfully;
•the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;
•the number and characteristics of the drugs and drug candidates we pursue;
•the costs of establishing or expanding commercial manufacturing capabilities or securing necessary supplies from third-party manufacturers;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the costs of establishing and expanding our commercial operations and the success of those operations;
•the extent to which we acquire or in-license other products and technologies; and
•our ability to maintain and establish collaboration arrangements on favorable terms, if at all.
Until such time, if ever, as we can generate substantial product revenue, we may be required to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, strategic alliances, licensing arrangements, government grants and other available sources. Under the rules of the SEC, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On May 11, 2020, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we plan to file another shelf registration statement that will be effective for up to three years from filing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs or ordinary shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaboration agreements, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at June 30, 2020:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$49,271	$15,396	$23,576	$10,181	$118
Purchase commitments	126,864	34,390	49,345	22,328	20,801
Debt obligations	317,716	26,061	167,099	40,238	84,318
Co-development funding commitment	1,138,057	292,557	623,000	222,500	—
Capital commitments	61,017	61,017	—	—	—
Total	$1,692,925	$429,421	$863,020	$295,247	$105,237
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
Purchase Commitments
As of June 30, 2020, purchase commitments amounted to $126.9 million, of which $105.1 million related to minimum purchase requirements for supply purchased from CMOs and $21.7 million related to binding purchase obligations of inventory from BMS. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations
Short-term Bank Loans
On January 13, 2020, BeiGene (Shanghai) Co., Ltd. entered into a one-year loan agreement with China Industrial Bank to borrow up to RMB200.0 million at a fixed interest rate of 5.6%. During the six months ended June 30, 2020, we drew down $20.1 million (RMB140.0 million) of the loan. Interest will be paid quarterly until the loan is fully settled. As of June 30, 2020 the amount outstanding under the loan agreement was $19.8 million (RMB140.0 million).
On May 21, 2020, BeiGene (Beijing) Co., Ltd. entered into a one-year loan agreement with China Merchants Bank to borrow up to RMB100.0 million. On May 27, 2020, we drew down $3.0 million (RMB21.5 million) at a fixed interest rate of 4.35%. On June 28, 2020, we drew down an additional $3.1 million (RMB21.7 million) of the loan at a fixed interest rate of 4.5%. Interest will be paid quarterly until the loan is fully settled. As of June 30, 2020 the amount outstanding under the loan agreement was $6.1 million (RMB43.1 million).
Long-term Bank Loans
On April 4, 2018, BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory") entered into a nine-year loan agreement with China Construction Bank to borrow RMB580.0 million at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by BeiGene Guangzhou Factory’s land use right and certain Guangzhou Factory fixed assets of the first phase of the Guangzhou manufacturing facility build out with a total carrying amount of $142.1 million. Interest expense will be paid quarterly until the loan is fully settled. As of June 30, 2020, we have drawn down the entire $82.1 million (RMB580.0 million) in aggregate principal amount of this loan. Maturity dates range from 2021 to 2027.
On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1.1 billion at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan will be secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility build out. Interest is paid quarterly until the loan is fully settled. As of June 30, 2020, we have drawn down $49.5 million (RMB350.0 million) of the loan. The loan interest rate was 4.4% for the six months ended June 30, 2020, and the maturity dates range from 2022 to 2029.
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
Co-development funding commitment
        Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1,250,000. We are funding our portion of the co-development costs by contributing cash and development services. As of June 30, 2020, our remaining co-development funding commitment was $1,138,057.
Capital Commitments
We had capital commitments amounting to $61.0 million for the acquisition of property, plant and equipment as of June 30, 2020, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. We evaluate our estimates and judgments on an ongoing basis, and our actual results may differ from these estimates. These include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, estimating the incremental borrowing rate for operating lease liabilities, identifying separate accounting units and the standalone selling price of each performance obligation in the Company's revenue arrangements, assessing the impairment of long-lived assets, share-based compensation expenses, realizability of deferred tax assets and the fair value of financial instruments. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies as of and for the three and six months ended June 30, 2020, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of

Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
For new accounting policies adopted during the three and six months ended June 30, 2020 , see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.3 billion and $618.0 million, restricted cash of $4.9 million and $2.8 million, and short-term investments of $1.8 billion and $364.7 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the majority of our cash and cash equivalents is held in U.S. treasury securities and U.S. money market funds. We also have cash and cash equivalent deposits with various major reputable financial institutions located both within and outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit. At June 30, 2020, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2020 by $7.4 million.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was depreciation of approximately 1.5% in the six months ended June 30, 2020 and depreciation of approximately 1.3% in the year ended December 31, 2019, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2020, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our drugs and any future approved drug candidates may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our drugs and drug candidates. In addition, physicians, patients and third-party payors may prefer other novel or generic products to ours. If our drugs and drug candidates do not achieve an adequate level of acceptance, the sales of our drugs may be limited and we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drugs and drug candidates, if approved for commercial sale, will depend on a number of factors, including:
•the clinical indications for which our drugs and drug candidates are approved;
•physicians, hospitals, cancer treatment centers, and patients considering our drugs and drug candidates as safe and effective treatments;
•government agencies, professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations, and organizations publishing guidelines and recommendations recommending our drugs and reimbursement;
•the potential and perceived advantages of our drugs and drug candidates over alternative treatments;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of regulatory authorities;
•limitations or warnings contained in the labeling approved by regulatory authorities;
•the timing of market introduction of our drugs and drug candidates as well as competitive drugs;
•the cost of treatment in relation to alternative treatments;
•the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of coverage and reimbursement by third-party payors and government authorities; and
•the effectiveness of our sales and marketing efforts.

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
*We have limited experience in launching and marketing our internally developed drugs and third-party drugs. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our drugs and third-party drugs, we may not be able to generate substantial product sales revenue.
In 2017, in connection with our strategic collaboration with Celgene Logistics Sàrl, a Bristol Myers Squibb company ("BMS"), we were granted an exclusive license in the People's Republic of China ("PRC" or "China"), excluding Hong Kong, Macau and Taiwan, to commercialize BMS’s approved cancer therapies, REVLIMID®, VIDAZA® and ABRAXANE®, and acquired BMS’s commercial operations in China, excluding certain functions. We started marketing BMS’s approved drugs in September 2017.
In October 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA® (which we started commercializing in China since July 2020), KYPROLIS® and BLINCYTO® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products, and the agreement became effective on January 2, 2020. In connection with this strategic collaboration, we are authorized to commercialize the oncology products of Amgen in China for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. For each pipeline product that is approved in China, we will also have the right to commercialize the pipeline product for seven years in China and the right to retain approximately one of every three approved pipeline assets, other than sotorasib (AMG 510), Amgen's investigational KRAS G12C inhibitor, for commercialization in China.
In November 2019, our BTK inhibitor BRUKINSA® (zanubrutinib) received accelerated approval from the FDA as a treatment for mantle cell lymphoma ("MCL") in adult patients who have received at least one prior therapy and we launched BRUKINSA® in the United States soon after approval. In June 2020, BRUKINSA® was approved in China for the treatment of MCL in adult patients who have received at least one prior therapy and chronic lymphocytic leukemia ("CLL") or small lymphocytic lymphoma ("SLL") in adult patients who have received at least one prior therapy, and we launched BRUKINSA® in China soon after approval. In December 2019, our anti-PD-1 antibody tislelizumab received approval from the NMPA as a treatment for patients with classical Hodgkin's Lymphoma ("cHL") who have received at least two prior therapies, and we launched tislelizumab in China in March 2020. In April 2020, tislelizumab received approval from the NMPA as a treatment for patients with locally advanced or metastatic urothelial carcinoma ("UC"), a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy.
We continue to build our salesforce in China and the United States to commercialize our internally developed drugs, third-party in-licensed drugs, and any additional drugs or drug candidates that we may develop or in-license, which will require significant capital expenditures, management resources and time.
We have limited experience in commercializing our internally developed drugs, such as BRUKINSA® and tislelizumab, and third-party drugs, such as REVLIMID®, VIDAZA® and ABRAXANE®, which we license from BMS, and XGEVA®, KYPROLIS® and BLINCYTO®, which we have the right to commercialize under our strategic collaboration with Amgen. For example, we have limited experience in building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, or managing distributors and a sales force for our drugs. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. As a result, our ability to successfully commercialize our drug may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in launching drugs.
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
The development and commercialization of new drugs is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer for which we are commercializing our drugs or developing our drug candidates. For example, both BRUKINSA® and tislelizumab face substantial competition, and some of our products face or are expected to face competition from generic therapies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we commercialize or may develop. Our competitors also may obtain approval from the FDA, NMPA, European Medicines Agency ("EMA") or other comparable regulatory authorities for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and or slow our regulatory approval.
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
We currently rely on third-party manufacturers to produce commercial quantities of drugs we are marketing, including in-licensed drugs and our internally developed drugs, BRUKINSA® and tislelizumab. In addition, if any of our other drug candidates or in-licensed drugs or drug candidates becomes approved for commercial sale, we will need to expand our internal capacity or establish additional third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved drug in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved drug, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved drug could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products, which could delay or prevent our ability to commercialize such an approved drug. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved drug may be delayed or there may be a shortage in supply. Any inability to manufacture our drugs, drug candidates, in-licensed drugs and drug candidates or future approved drugs in sufficient quantities when needed could seriously harm our business and our financial results.
Manufacturers of our approved drugs, if any, must comply with good manufacturing practice ("GMP") requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation.

Manufacturers of our approved drugs may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our drugs, which would seriously harm our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in mainland China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. We do not know when the NMPA suspension of ABRAXANE® will be lifted and we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China.
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
Non-U.S. markets are an important component of our strategy. For example, in connection with our collaboration with Amgen we have been granted the right to commercialize three of Amgen’s oncology products in China for five or seven years and will have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. We have also agreed to collaborate with Amgen on the global development and commercialization in China of a portfolio of Amgen oncology pipeline products. In April 2020, two Amgen oncology pipeline assets were removed from the collaboration due to portfolio prioritization, and the parties expect that the development plan for the assets in the portfolio will continue to evolve over time. We initially intend to focus on opportunities in China, in particular. If we fail to obtain licenses or enter into collaborative arrangements with third parties in other markets, or if these parties are not successful, our revenue-generating growth potential will be adversely affected. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:
•efforts to enter into collaboration or licensing arrangements with third parties in connection with our international sales, marketing and distribution efforts may increase our expenses or divert our management’s attention from the acquisition or development of drug candidates;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•potential third-party patent rights or potentially reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements, including the loss of normal trade status between China and the United States;
•economic weakness, including inflation;
•compliance with tax, employment, immigration and labor laws for employees traveling abroad;
•the effects of applicable non-U.S. tax structures and potentially adverse tax consequences;
•currency fluctuations, which could result in increased operating expenses and reduced revenue;
•workforce uncertainty and labor unrest;
•failure of our employees and contracted third parties to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act and other anti-bribery and corruption laws; and
•business interruptions resulting from geo-political actions, including trade disputes, war and terrorism, disease or public health pandemics, such as COVID-19, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.
These and other risks may materially adversely affect our ability to attain or sustain revenue from international markets.
The illegal distribution and sale by third parties of counterfeit versions of our drugs or stolen products could have a negative impact on our reputation and business.
Third parties might illegally distribute and sell counterfeit or unfit versions of our drugs, which do not meet our or our collaborators’ rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit drugs sold under our or our collaborators’ brand name(s). In addition, thefts of inventory at warehouses, plants or while in-

transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.
Risks Related to Clinical Development and Regulatory Approval of Our Drugs and Drug Candidates
*We depend substantially on the success of the clinical development of our drugs and drug candidates. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our drugs and drug candidates, or experience significant delays in doing so, our business will be materially harmed.
Our business depends on the successful development, regulatory approval and commercialization of our drugs and drug candidates for the treatment of patients with cancer, such as BRUKINSA®, for which we obtained FDA and NMPA approval, and tislelizumab, for which we obtained NMPA approval, and other drug candidates we may develop. We have invested a significant portion of our efforts and financial resources in the development of our drugs and drug candidates. The success of our drugs and drug candidates depends on several factors, including:
•successful enrollment in, and completion of, clinical trials, as well as completion of preclinical studies;
•favorable safety and efficacy data from our clinical trials and other studies;
•receipt of regulatory approvals;
•establishing commercial manufacturing capabilities, either by building facilities ourselves or making arrangements with third-party manufacturers;
•the performance by contract research organizations ("CROs") or other third parties we may retain of their duties to us in a manner that complies with our protocols and applicable laws and that protects the integrity of the resulting data;
•obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity;
•ensuring we do not infringe, misappropriate or otherwise violate the valid patent, trade secret or other intellectual property rights of third parties;
•successfully launching our drugs and drug candidates, if and when approved;
•obtaining favorable reimbursement from third-party payors for drugs and drug candidates, if and when approved;
•competition with other products;
•continued acceptable safety profile following regulatory approval; and
•manufacturing or obtaining sufficient supplies of our drugs, drug candidates and any competitor drug products that may be necessary for use in clinical trials for evaluation of our drug candidates and commercialization of our drugs.
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
If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if they raise safety concerns, we may:
•be delayed in obtaining regulatory approval for our drug candidates;
•not obtain regulatory approval at all;
•obtain approval for indications that are not as broad as intended;
•have the drug removed from the market after obtaining regulatory approval;
•be subject to additional post-marketing testing requirements;
•be subject to warning labels or restrictions on how the drug is distributed or used; or
•be unable to obtain reimbursement for use of the drug.
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
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in mainland China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. Additionally, although we obtained FDA and NMPA approval of BRUKINSA® and NMPA approval of tislelizumab, the FDA and NMPA could later suspend or withdraw these approvals. In order to market approved products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. In any event, the receipt of FDA, NMPA or other regulatory approval does not assure ultimate success of our commercialization efforts for our drugs.
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
Our drug candidates could be delayed or fail to receive regulatory approval for many reasons, including:
•failure to begin or complete clinical trials due to disagreements with regulatory authorities;
•failure to demonstrate that a drug candidate is safe and effective or that a biologic candidate is safe, pure, and potent for its proposed indication;
•failure of clinical trial results to meet the level of statistical significance required for approval;
•reporting or data integrity issues related to our clinical trials;

•disagreement with our interpretation of data from preclinical studies or clinical trials;
•changes in approval policies or regulations that render our preclinical and clinical data insufficient for approval or require us to amend our clinical trial protocols;
•regulatory requests for additional analyses, reports, data, nonclinical studies and clinical trials, or questions regarding interpretations of data and results and the emergence of new information regarding our drug candidates or other products;
•failure to satisfy regulatory conditions regarding endpoints, patient population, available therapies and other requirements for our clinical trials in order to support marketing approval on an accelerated basis or at all;
•our failure to conduct a clinical trial in accordance with regulatory requirements or our clinical trial protocols; and
•clinical sites, investigators or other participants in our clinical trials deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial.
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
In China, however, there is no currently effective law or regulation providing patent term extension, patent linkage, or data exclusivity (referred to as regulatory data protection). Therefore, a lower-cost generic drug can emerge onto the market much more quickly. Chinese regulators have set forth a framework for integrating patent linkage and data exclusivity into the Chinese regulatory regime, as well as for establishing a pilot program for patent term extension. The Economic and Trade Agreement Between the United States of America and the People's Republic of China announced in January 2020 (the "Trade Agreement") also provides for patent linkage systems and patent term extension systems. To be implemented, this framework will require adoption of legislation and regulations. On July 3, 2020, the Standing Committee of the NPC published a draft amendment to the PRC Patent Law. The draft amendment contains both patent term extension and patent linkage. It is unclear when the draft amendment will be adopted. Furthermore, several important provisions of the draft amendment are still ambiguous, leading to uncertainty about their scope and implementation. These factors result in weaker protection for us against generic competition in China than could be available to us in the United States until the relevant implementing regulations for extension, patent linkage, or data exclusivity are put into effect officially in China.
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
Additionally, undesirable side effects caused by our drugs and drug candidates, or caused by our drugs and drug candidates when used in combination with other drugs, could potentially cause significant negative consequences, including:
•regulatory authorities could delay or halt pending clinical trials;
•we may suspend, delay or alter development of the drug candidate or marketing of the drug;
•regulatory authorities may withdraw approvals or revoke licenses of the drug, or we may determine to do so even if not required;
•regulatory authorities may require additional warnings on the label;
•we may be required to implement a Risk Evaluation Mitigation Strategy ("REMS") for the drug, as is the case with REVLIMID®, or, if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a regulatory authority;
•we may be required to conduct post-market studies; and
•we could be sued and held liable for harm caused to subjects or patients.
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
Our drugs and any additional drug candidates that are approved will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable regulatory authorities in China and other countries. For example, BRUKINSA® and tislelizumab will continue to be subject to post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue. As such, we and our third-party manufacturers will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. Additionally, to the extent we want to make certain changes to the approved products, product labeling, or manufacturing processes, we will need to submit new applications or supplements to regulatory authorities for approval.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in mainland China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working closely with

BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply.
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
The FDA, NMPA, EMA or comparable regulatory authorities may seek to impose a consent decree or withdraw marketing approval if compliance with regulatory requirements is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our drugs or drug candidates or with our drug’s manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of our drugs, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, untitled or warning letters, or holds on clinical trials;
•refusal by the FDA, NMPA, EMA or comparable regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals or withdrawal of approvals;
•product seizure or detention, or refusal to permit the import or export of our drugs and drug candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
In addition, if we are able to obtain accelerated approval of any of our drug candidates, as we have done with the initial approval of BRUKINSA® in the United States, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and may also require post-marketing safety studies. Other comparable regulatory authorities outside the United States, such as the NMPA or EMA, may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
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
In addition, in January 2019, the Chinese government launched a national program for volume-based, centralized drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. The program was initially rolled out in 11 pilot cities and was expanded nationwide in September 2019. Under the program, one of the key determining factors for a successful bid is the price. The government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in January 2020, ABRAXANE® and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE® under the government contract that would have been significantly lower than the price that we have been charging in 2019 and into 2020. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in mainland China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. In July 2020, we were informed that VIDAZA® and its generic forms would be included for bidding in the program. We may not win the bid, in which case VIDAZA® would be highly restricted for use in public hospitals, which account for a large portion of the market, and sales revenue would likely decrease significantly. Even if we win the bid, we expect the price of VIDAZA® will be significantly reduced, which would have a negative impact on profitability and potentially product revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, especially if one of our drugs is included in the program but does not win the bid, which could have a material adverse effect on our business, financial condition and results of operations.
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
We are a commercial-stage biotechnology company formed in October 2010. Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials of our drug candidates, developing and operating internal manufacturing capabilities, and the commercialization of our in-licensed and internally developed drugs. We have limited experience in completing large-scale, pivotal or registrational clinical trials and obtaining, maintaining or expanding regulatory approvals for our drugs and drug candidates. Additionally, we have limited experience in manufacturing, sales, marketing or distribution of pharmaceutical products. We have two internally developed drugs approved for commercial sale and have only generated limited revenue from internally developed product sales. Since September 2017, we have generated revenues from the sale of drugs in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally developed products. Our limited operating history, particularly in light of the rapidly evolving cancer treatment field, may make it difficult to evaluate our current business and reliably predict our future performance. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we do not address these risks and difficulties successfully, our business will suffer.
*We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may never become profitable.
Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $2.7 billion and $2.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $750.3 million and provided $547.7 million of net cash during the years ended December 31, 2019 and 2018, respectively, and used $604.9 million and $218.1 million of net cash during the six months ended June 30, 2020 and 2019, respectively. We recorded negative net cash flows from operating activities in 2019 and 2018 primarily due to our net losses of $950.6 million and $674.0 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. In January 2020, we received gross proceeds of approximately $2.8 billion from the issuance of our ordinary shares in the form of ADSs to Amgen. Under the collaboration with Amgen, we will equally share profits/losses with Amgen for Amgen’s oncology products in China during each product’s respective commercialization period and will also be eligible to receive royalties on sales of Amgen’s products in China or outside of China in the future, based on specified terms. In July 2020, we completed a registered direct offering of 145,838,979 ordinary shares to certain existing investors and received net proceeds of approximately $2.1 billion.
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
Since September 2017, we have generated revenues from the sale of drugs in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally developed products. These revenues are not sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investments to meet our projected operating requirements for at least the next 12 months. However, we believe that our existing cash, cash equivalents and short-term investments may not be sufficient to enable us to complete all global development or commercially launch all of our current drugs and drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we may require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:
•our ability to successfully market our approved drugs;
•the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;
•the outcome, timing and cost of regulatory approvals of our drug candidates;
•the number and characteristics of drugs and drug candidates that we may in-license and develop;
•the amount and timing of the development, milestone and royalty payments we receive from our collaborators;
•the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•selling and marketing costs associated with our drugs and any future drug candidates that may be approved, including the cost and timing of expanding our marketing and sales capabilities;
•the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;
•cash requirements of any future acquisitions, licensing and/or the development of other drug candidates;
•the cost and timing of development and completion of commercial-scale internal or outsourced manufacturing activities; and

•our headcount growth and associated costs.
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.3 billion, $618.0 million and $712.9 million, restricted cash of $4.9 million, $2.8 million and $27.8 million and short-term investments of $1.8 billion, $364.7 million and $1.1 billion at June 30, 2020, December 31, 2019 and 2018, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of June 30, 2020 and December 31, 2019, our short-term investments consisted of U.S. Treasury securities.
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
Furthermore, although various extensions may be available, the life of a patent and the protection it affords, is limited. For example, the approved cancer therapies we have licensed from BMS in China, REVLIMID®, VIDAZA® and ABRAXANE®, face or are expected to face competition from generic medications, and we may face similar competition for any approved drugs even if we successfully obtain patent protection. Manufacturers of generic drugs may challenge the scope, validity or enforceability of our patents in court, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. The issued patents and pending patent applications, if issued, for our drugs and drug candidates are expected to expire on various dates as described in “Part I-Item 1-Business-Intellectual Property” of our Annual Report on Form 10-K for the year ended December 31, 2019. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.
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
We are aware of U.S. patents with claims covering certain antibodies that are relevant to tislelizumab for which patents are expected to expire in 2023 or 2024; complexes of irreversible BTK inhibitors that are relevant to BRUKINSA® for which the patent is expected to expire in 2027; and the use of PARP inhibitors to treat certain cancers that are relevant to pamiparib for which patents are expected to expire between 2027 and 2031. We are also aware of issued patents in Europe and China relevant to pamiparib. Although we believe that the relevant claims of these patents would likely be held invalid, we can provide no assurance that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims of one or more of these patents were to be upheld upon a validity challenge, and our related drug or drug candidate was to be approved for sale in the United States before the expiration of the relevant patents, we would need a license to commercialize the drug or drug candidate in the United States before the expiration of the relevant patents. In addition, depending upon the circumstances, we may need licenses for jurisdictions outside of the United States where we wish to commercialize a particular drug or drug candidate before the expiration of corresponding patents covering that drug or drug candidate. In such cases, we can provide no assurance that we would be able to obtain a license or licenses on commercially reasonable terms or at all, which could materially and adversely affect our business.
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
Risks Related to Our Reliance on Third Parties
*If we fail to maintain an effective distribution channel for our drugs, our business and sales of the relevant drugs could be adversely affected.
We rely on third-party distributors to distribute our approved drugs. For example, we rely on a sole third-party distributor to distribute BMS’s approved cancer therapies, REVLIMID®, VIDAZA® and ABRAXANE®, a sole third-party distributor to distribute Amgen's XGEVA®, and multiple third-party distributors for the distribution of BRUKINSA® and tislelizumab. We also expect to rely on third-party distributors to distribute our other internally developed drug products, if approved, and other oncology products of Amgen to be commercialized by us in China under the collaboration with Amgen. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our drugs to the relevant markets where we generate market demand through our sales and marketing activities. However, we have relatively limited control over our distributors, who may fail to distribute our drugs in the manner we contemplate. For example, while we have long-standing business relationship with our sole distributor for the in-licensed products from BMS, the agreement we entered into with our sole distributor can be terminated by both parties upon six months’ written notice. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our products to hospitals, medical institutions and sub-distributors, they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our drugs is interrupted, our sales volumes and business prospects could be adversely affected.

*We rely on third parties to manufacture at least a portion of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
Although we currently have manufacturing facilities that may be used for clinical-scale manufacturing and processing and are building a biologics manufacturing facility in China, we intend to at least partially rely on outside vendors to manufacture supplies and process our drugs and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") and entered into a commercial supply agreement for BRUKINSA® with Catalent Pharma Solutions, LLC ("Catalent"). In addition, we rely on BMS and its third-party manufacturers for supply of REVLIMID®, VIDAZA® and ABRAXANE® in China. We rely on Amgen for the supply of XGEVA® and will be dependent on Amgen for the supply of other drugs that we plan to develop and commercialize in China under the collaboration with Amgen. We have limited experience in manufacturing or processing our drugs and drug candidates on a commercial scale, including BRUKINSA® and tislelizumab. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
Although we intend to further develop our own manufacturing facilities, we also intend to use third parties as part of our manufacturing process and for the clinical and commercial supply of our drugs and drug candidates. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:
•we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA, NMPA, EMA or other comparable regulatory authorities must evaluate and/or approve any manufacturers as part of their regulatory oversight of our drugs and drug candidates. This evaluation would require new testing and GMP-compliance inspections by FDA, NMPA, EMA or other comparable regulatory authorities;
•our manufacturers may have little or no experience with manufacturing our drugs and drug candidates, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our drugs and drug candidates;
•our third-party manufacturers might be unable to timely manufacture our drugs and drug candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. For example, we encountered supply disruptions of ABRAXANE® in 2019, and in 2020 the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, as further described below;
•manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies in the United States to ensure strict compliance with GMPs and other government regulations and by other comparable regulatory authorities for corresponding non-U.S. requirements. We do not have control over third-party manufacturers’ compliance with these regulations and requirements. For example, in 2020, based on inspection findings at BMS’s contract manufacturing facility in the United States, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, as further described below;
•we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our drugs and drug candidates;
•raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects; and
•our contract manufacturers and critical drug component suppliers may be subject to disruptions in their business, including unexpected demand for or shortage of raw materials or components, cyber-attacks on supplier systems, labor disputes or shortage and inclement weather, as well as natural or man-made disasters.
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
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States.

Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in mainland China, including ABRAXANE® that we sold to our distributor prior to the recall. During the first quarter of 2020, we recognized revenue related to sales of ABRAXANE® that was subsequently recalled from the market by BMS. We have not reduced the net revenue that was recognized on sales of ABRAXANE® that was recalled in the first quarter of 2020, since we do not expect to refund any of the revenue to our customer. However, it is possible that we will be required to record costs in future periods in connection with the recall.
There has been a disruption in ABRAXANE® supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. Additionally, there are risks that our supplemental import drug application for ABRAXANE®, which was accepted by the NMPA in May 2019, as well as our clinical study evaluating tislelizumab in combination with ABRAXANE®, may be adversely affected. Until the corrective actions are implemented and accepted by the NMPA or the approval of an alternative manufacturing site is granted, the NMPA may refuse to grant approval of applications for ABRAXANE® and/or refuse to grant import certificates for ABRAXANE®. We do not know when the NMPA suspension of ABRAXANE® will be lifted and we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China.

Currently, the raw materials for our manufacturing activities are supplied by multiple source suppliers, although portions of our supply chain may rely on sole source suppliers. We have agreements for the supply of drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. For example, the COVID-19 pandemic has had and could continue to have a broad impact on the production and supplies of active ingredients or other raw materials and result in a potential shortage of supply. If we or our third party manufacturers experience a shortage in supply of active ingredients or other raw materials, we may not be able to continue to supply adequate levels of our drugs to our customers, which would have a negative impact on our business and results of operations.
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
Before a third party can begin commercial manufacture of our drugs and drug candidates, contract manufacturers are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products and our drug candidates, any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost-effective manner in order for us to obtain regulatory approval of our drug candidates. If our contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in mainland China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. In addition to any possible sanctions, we do not expect to recognize revenue from sales of ABRAXANE® in China until the suspension on the importation, sales and use of ABRAXANE® in China is lifted by the NMPA and qualified drug is manufactured and available for sale in China, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by regulatory authorities and/or approval of the manufacturing process and procedures in accordance with applicable requirements. This review may be costly and time consuming and could delay or prevent the launch of a product or impact commercialization or continuous supply of approved drugs. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay. For example, we are working closely with BMS to restore supply of ABRAXANE® as soon as possible, including through BMS’s application to qualify an alternative manufacturing site for China supply, which requires prior review and approval by the NMPA and is subject to various requirements described above.
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
In August 2017, we acquired Celgene Corporation's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, REVLIMID®, VIDAZA® and ABRAXANE® (the “BMS China License”). On October 31, 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA®, KYPROLIS® and BLINCYTO® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. We are authorized to commercialize the three oncology products in China for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. For each pipeline product that is approved in China, we have the right to commercialize the pipeline product for seven years in China and the right to retain approximately one of every three approved pipeline assets, other than sotorasib, for commercialization in China.
Our strategic collaborations with Amgen and BMS involve numerous risks. For our collaboration with Amgen, we cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaboration. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations with Amgen or BMS for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the BMS China License in 2017, was terminated in June 2019 in advance of the acquisition of Celgene by BMS, and we received a $150.0 million payment and regained global rights to tislelizumab. The termination of the collaboration agreement for tislelizumab did not impact the BMS China License, which remains in effect.
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

Further, collaborations involving our drugs and drug candidates are subject to numerous risks, which may include the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•collaborators may not pursue development and commercialization of our drugs and drug candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive drugs, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a drug candidate, repeat or conduct new clinical trials, or require a new formulation of a drug candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with our drugs or drug candidates;
•a collaborator with marketing and distribution rights to one or more drugs may not commit sufficient resources to their marketing and distribution;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our drugs and drug candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drugs and drug candidates; and
•collaborators may own or co-own intellectual property covering our drugs and drug candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.
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
At the beginning of 2019, we had 2,070 employees, and we ended the year with 3,359 employees, an increase of approximately 62%. As of June 30, 2020, we had approximately 4,200 employees. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, manufacturing, sales, marketing, financial and other personnel. Our recent growth and any future growth will impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining, and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and regulatory authority review process for our drug candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
From time to time, we may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any completed, in-process or potential acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of additional indebtedness or contingent or unforeseen liabilities;
•the issuance of our equity securities;
•assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or drug candidates and regulatory approvals; and
•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
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
In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in China. For example, the Regulation on the Administration of Human Genetic Resources promulgated by the State Council (the “HGR Regulation”), which became effective on July 1, 2019, applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by foreign entities and individuals from sampling or biobanking any China HGR in China and require approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross-border transfer of the HGR material is required, and transfer of China HGR data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that foreign parties should ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. If the Chinese parties fail to comply with data protection laws, regulations and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, it could result in a loss of our confidential information and subject us to litigation and government enforcement actions. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our or our collaborators’ practices, potentially resulting in suspension of relevant ongoing clinical trials or the initiation of new trials, confiscation of HGR samples and associated data and administrative fines, disgorgement of illegal gains, or temporary or permanent debarment of our or our collaborators’ entities and responsible persons from further HGR projects and, consequently, a de-facto ban on the debarred entities from initiating new clinical trials in China. So far, the HGR administration has disclosed a number of HGR violation cases. In one case, the sanctioned party was the Chinese subsidiary of a multinational pharmaceutical company that was found to have illegally transferred certain HGR materials to CROs for conducting certain unapproved research. In addition to a written warning and confiscation of relevant HGR materials, the Chinese subsidiary of the multinational pharmaceutical company was requested by the HGR administration to take rectification measures and at the same time banned from submitting any HGR applications until the HGR administration was satisfied with the rectification results, which rendered it unable to initiate new clinical trials in China until the ban was lifted. In another case, a public hospital was found to have illegally transferred certain HGR data to a university in Europe, and that hospital was eventually subject to the same ban. To further tighten the control of China HGR, the Standing Committee of China’s National People's Congress (“NPC”) issued the draft Eleventh Amendment to the Criminal Code on July 3, 2020, proposing to criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to foreign parties or entities established or actually controlled by them without going through security review and assessment. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to 7 years, and/or a criminal fine. In April 2020, the Standing Committee of the NPC reviewed the second draft of the Biosecurity Law. The draft Biosecurity Law largely reaffirms while elevating the authority of existing requirements with regard to HGR that are already provided in the HGR Regulations. In particular, it provides (i) the collection of important genetic families, HGR in specified regions or certain specified types and quantiles of HGR; (ii) the preservation of Chinese HGR; (iii) the conduct of international cooperative research utilizing Chinese HGR; and (iv) the shipping, mailing and carrying out of Chinese HGR are subject to approval by the Ministry of Science and Technology (“MOST”). In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.
We expect that these data protection and transfer laws and regulations will receive greater attention and focus from regulators going forward, and we will continue to face uncertainty as to whether our efforts to comply with evolving obligations under European, Chinese and other data protection, privacy and security laws will be sufficient. Any failure or perceived failure by us to comply with applicable laws and regulations could result in reputational damage or proceedings or actions against us by governmental entities, individuals or others. These proceedings or actions could subject us to significant civil or criminal penalties and negative publicity, result in the delayed or halted transfer or confiscation of certain personal information, result in the suspension of ongoing clinical trials or ban on initiation of new trials, require us to change our business practices, increase our costs and materially harm our business, prospects, financial condition and results of operations. In addition, our current and future relationships with customers, vendors, pharmaceutical partners and other third parties could be negatively affected by any proceedings or actions against us or current or future data protection obligations imposed on them under applicable law, including the GDPR, Cyber Security Law and HGR Regulation. In addition, a data breach affecting personal information, including health information, or a failure to comply with applicable requirements could result in significant management resources, legal and financial exposure and reputational damage that could potentially have a material adverse effect on our business, results of operations and financial condition.
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
Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers and other contractors and consultants, could be subject natural or man-made disasters, public health epidemics or other business interruptions, for which we are predominantly self-insured. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. The occurrence of any of these business interruptions could seriously harm our operations and financial condition and increase our costs and expenses. We partially rely on third-party manufacturers to produce and process our drugs and drug candidates. Our ability to obtain supplies of our drugs and drug candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disasters, public health epidemics or other business interruptions. Damage or extended periods of interruption to our or our vendors' corporate, development, research or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry, public health epidemics or other events could cause us to delay or cease development or commercialization of some or all of our drugs and drug candidates. Although we maintain insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. For example, the COVID-19 outbreak has impacted and could continue to negatively impact our business and our financial performance. Our clinical development and commercial efforts could be delayed or otherwise negatively impacted, as patients may be reluctant to go to the hospitals to receive treatment. We have already experienced delays in clinical trial recruitment. Additionally, the commercial or clinical supply of our drugs and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.
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
In December 2019, the COVID-19 outbreak began to impact the population in China and since January 2020, the COVID-19 outbreak has been spreading around the world. The continued spread of COVID-19 has negatively impacted our business and results of operations, including commercial sales, regulatory interactions and inspections, and clinical trial recruitment and participation. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely. We have already suspended or limited non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism or employee turnover, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect business, results of operations, and financial condition.
The extent to which COVID-19 may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the United States, China, Europe and other geographies where we or our third party suppliers and contract manufacturers or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations, and financial condition.

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
In addition to the similar manufacturing risks described in “Risks Related to Our Reliance on Third Parties,” our manufacturing facilities will be subject to inspection in connection with clinical development and new drug approvals and ongoing, periodic inspection by the FDA, NMPA, EMA or other comparable regulatory agencies to ensure compliance with GMP and other regulatory requirements. Our failure to follow and document our adherence to such GMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drug candidates or the commercialization of our drugs. We also may encounter problems with the following:
•achieving adequate or clinical-grade materials that meet FDA, NMPA, EMA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•shortages of qualified personnel, raw materials or key contractors; and
•ongoing compliance with GMP regulations and other requirements of the FDA, NMPA, EMA or other comparable regulatory agencies.
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
*Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.
Due to our extensive operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments, such as the ongoing trade war between the United States and China. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors of the PRC. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the PRC government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and results of operation. More generally, if the business environment in the PRC deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in the PRC and United States may also be adversely affected.

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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2020 and December 31, 2019, these restricted assets totaled $158.8 million and $109.6 million, respectively.
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
Local governments in the PRC have granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grants and subsidies recognized in the income statement for the six months ended June 30, 2020 and 2019, and the years ended December 31, 2019 and 2018 were $3.0 million, $0.4 million, $6.2 million and $4.4 million, respectively.
*The audit report included in our Annual Report on Form 10-K filed with the SEC is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the "PCAOB"), and as such, investors are deprived of the benefits of such inspection.
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
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress, which if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the NASDAQ Global Market of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there has been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCA Act”), which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. Additionally, on June 4, 2020, the U.S. President issued a memorandum ordering the President's Working Group on Financial Markets to submit a report to the President within 60 days that includes recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. The recommendations are to include actions that could be taken under current laws and rules, as well as possible new rule-making recommendations.
If the EQUITABLE Act, the HFCA Act or any similar legislation were enacted into law, or executive orders were adopted, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for a specified period of time (proposed to be three consecutive years in the HFCA Act), and this ultimately could result in our ADSs being delisted. While we understand that there has been dialogue among the China Securities Regulatory Commission (the "CSRC"), the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that our auditor or us will be able to comply with requirements imposed by U.S. regulators. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares, which are listed for trading on the Hong Kong Stock Exchange. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong, or may have to incur increased costs or suffer losses in order to do so. The market price of our ADSs could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.
We are currently evaluating the potential impact of these executive and legislative proposals on our business and considering potential contingency plans, such as engaging an independent registered public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with the SEC and other requirements and standards. However, any such efforts, if available, will take time for us to implement and ultimately may not be successful, depending on the final terms of the executive orders or legislation that might become effective and any corresponding regulations, interpretations, and enforcement. If any such policies were to materialize, the resulting executive orders or legislation, if they were to apply to us and we were unable to adopt effective contingency plans, would likely have a material adverse impact on our business and the price of our ADSs and ordinary shares.
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
As of July 31, 2020, 1,176,415,671 ordinary shares, par value $0.0001 per share, were outstanding, of which 965,069,391 ordinary shares were held in the form of 74,236,107 ADSs, each representing 13 ordinary shares.
We filed a registration statement on Form S-3 with the SEC on behalf of certain shareholders on May 11, 2020, registering 300,197,772 ordinary shares, including 224,861,338 ordinary shares in the form of 17,297,026 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units and under our employee share purchase plan. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares and/or ADSs could decline. Amgen also has specified registration rights upon expiration of a lock-up period.
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
Under the deposit agreement, for the ADSs, the depositary will give us a discretionary proxy to vote the ordinary shares underlying your ADSs at shareholders’ meetings if you do not give voting instructions to the depositary, unless:
•we have failed to timely provide the depositary with our notice of meeting and related voting materials;
•we have instructed the depositary that we do not wish a discretionary proxy to be given;
•we have informed the depositary that there is substantial opposition as to a matter to be voted on at the meeting; or
•a matter to be voted on at the meeting would have a material adverse impact on shareholders.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 70% of our outstanding ordinary shares as of July 31, 2020. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” (“PFIC”) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the current and expected composition of our income and assets (taking into account the proceeds from the registered direct offering completed in July 2020), we do not presently expect to be a PFIC for the current taxable year. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings (including the registered direct offering completed in July 2020). If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years. We believe that we were not a PFIC for the taxable year ended December 31, 2019.
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
Further, if we are classified as a PFIC for any year during which a U.S. shareholder holds our ordinary shares or ADSs, we generally will continue to be treated as a PFIC for all succeeding years during which such U.S. shareholder holds such ordinary shares or ADSs. Each U.S. shareholder should consult its tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership and disposition of the ordinary shares and ADSs.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1†	Amendment No. 1 to the Second Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	6/17/2020	001-37686
10.2†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.3†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.4†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.5†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.6†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.7	Form of Share Purchase Agreement dated July 12, 2020 by and among the Registrant and Purchasers		8-K (Exhibit 10.1)	7/13/2020	001-37686
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

†Indicates a management contract or any compensatory plan, contract or arrangement.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: August 6, 2020	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)