Form 10-Q
period 2020-09-30
BeiGene, Ltd.
filed 2020-11-05
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 31, 2020, 1,182,916,659 ordinary shares, par value $0.0001 per share, were outstanding, of which 966,419,675 ordinary shares were held in the form of 74,339,975 American Depositary Shares, each representing 13 ordinary shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		September 30,	December 31,
	Note	2020	2019
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		1,464,470	618,011
Short-term restricted cash	4	295	288
Short-term investments	4	3,254,300	364,728
Accounts receivable, net	10	60,266	70,878
Inventories	5	35,525	28,553
Prepaid expenses and other current assets	10	150,880	90,238
Total current assets		4,965,736	1,172,696
Long-term restricted cash	4	4,950	2,476
Property, plant and equipment, net	6	291,218	242,402
Operating lease right-of-use assets		88,689	82,520
Intangible assets, net	8	5,188	5,846
Deferred tax assets	9	48,009	37,894
Other non-current assets	10	162,600	68,455
Total non-current assets		600,654	439,593
Total assets		5,566,390	1,612,289
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		146,265	122,488
Accrued expenses and other payables	10	279,323	163,556
Tax payable	9	9,244	13,454
Operating lease liabilities, current portion		13,280	10,814
Research and development cost share liability, current portion	3	147,387	—
Short-term debt	11	50,222	—
Total current liabilities		645,721	310,312
Non-current liabilities:
Long-term debt	11	151,551	83,311
Shareholder loan	11	—	157,384
Operating lease liabilities, non-current portion		28,679	25,833
Deferred tax liabilities		11,884	10,532
Research and development cost share liability, non-current portion	3	384,151	—
Other long-term liabilities	10	47,890	46,562
Total non-current liabilities		624,155	323,622
Total liabilities		1,269,876	633,934
Commitments and contingencies	18
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,182,916,659 and 801,340,698 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively		118	79
Additional paid-in capital		7,367,799	2,925,970
Accumulated other comprehensive loss	15	(419)	(8,001)
Accumulated deficit		(3,080,004)	(1,955,843)
Total BeiGene, Ltd. shareholders’ equity		4,287,494	962,205
Noncontrolling interest		9,020	16,150
Total equity		4,296,514	978,355
Total liabilities and equity		5,566,390	1,612,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2020	2019	2020	2019
		$	$	$	$
Revenues
Product revenue, net	12	91,080	50,141	208,774	165,704
Collaboration revenue	3	—	—	—	205,616
Total revenues		91,080	50,141	208,774	371,320
Expenses
Cost of sales - product		21,123	20,106	49,579	53,206
Research and development		349,070	236,968	939,340	644,079
Selling, general and administrative		160,837	105,002	391,967	244,895
Amortization of intangible assets		187	331	658	994
Total expenses		531,217	362,407	1,381,544	943,174
Loss from operations		(440,137)	(312,266)	(1,172,770)	(571,854)
Interest (expense) income, net		(614)	2,206	7,184	9,569
Other income (expense), net		5,711	(1,817)	29,368	(967)
Loss before income taxes		(435,040)	(311,877)	(1,136,218)	(563,252)
Income tax benefit	9	(8,423)	(3,217)	(8,344)	(569)
Net loss		(426,617)	(308,660)	(1,127,874)	(562,683)
Less: net loss attributable to noncontrolling interests		(1,393)	(1,303)	(3,713)	(2,116)
Net loss attributable to BeiGene, Ltd.		(425,224)	(307,357)	(1,124,161)	(560,567)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	13	(0.37)	(0.39)	(1.07)	(0.72)
Weighted-average shares outstanding, basic and diluted	13	1,148,973,077	781,482,459	1,052,940,583	777,938,599

Net loss per American Depositary Share (“ADS”), basic and diluted		(4.81)	(5.11)	(13.88)	(9.37)
Weighted-average ADSs outstanding, basic and diluted		88,382,544	60,114,035	80,995,429	59,841,431
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	$	$	$	$
Net loss	(426,617)	(308,660)	(1,127,874)	(562,683)
Other comprehensive (loss)/ income, net of tax of nil:
Foreign currency translation adjustments	10,143	(13,670)	7,526	(17,252)
Unrealized holding (loss) gain, net	(1,044)	(1,260)	184	326
Comprehensive loss	(417,518)	(323,590)	(1,120,164)	(579,609)
Less: comprehensive loss attributable to noncontrolling interests	(1,174)	(1,628)	(3,585)	(2,686)
Comprehensive loss attributable to BeiGene, Ltd.	(416,344)	(321,962)	(1,116,579)	(576,923)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Nine months ended September 30,
	Note	2020	2019
		$	$
Operating activities:
Net loss		(1,127,874)	(562,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		23,961	11,133
Share-based compensation expenses	14	134,020	95,812
Unrealized gains on equity method investments	4	(9,974)	—
Gain on deconsolidation of a subsidiary	4	(11,307)	—
Acquired in-process research and development		89,500	49,000
Amortization of research and development cost share liability		(85,296)	—
Deferred income tax benefits		(8,762)	(13,334)
Other items, net		1,144	(2,733)
Changes in operating assets and liabilities:
Accounts receivable		10,497	(14,856)
Inventories		(6,972)	(21,270)
Prepaid expenses and other current assets		(52,941)	(5,653)
Operating lease right-of-use assets		(5,207)	(4,303)
Other non-current assets		(5,980)	(15,307)
Accounts payable		21,979	(8,151)
Accrued expenses and other payables		115,872	33,494
Tax payable		(12,272)	3,173
Deferred revenue		—	(27,982)
Operating lease liabilities		5,312	2,072
Other long-term liabilities		(26,827)	(1,500)
Net cash used in operating activities		(951,127)	(483,088)
Investing activities:
Purchases of property, plant and equipment		(82,819)	(74,148)
Deconsolidation of a subsidiary		(2,025)	—
Purchases of investments		(4,879,705)	(850,825)
Proceeds from sale or maturity of investments		1,972,608	1,552,028
Purchase of in-process research and development		(89,500)	(49,000)
Net cash (used in) provided by investing activities		(3,081,441)	578,055
Financing activities:
Proceeds from sale of ordinary shares, net of cost	16	4,232,017	—
Proceeds from research and development cost share liability		616,834	—
Capital contribution from noncontrolling interest		—	4,000
Prepayment to acquire joint venture ("JV") minority interest	7	(28,723)	—
Proceeds from long-term loans	11	64,288	67,489
Repayment of long-term loans	11	(132,061)	(8,394)
Proceeds from short-term loans	11	48,983	—
Proceeds from option exercises and employee share purchase plan		75,830	20,387
Net cash provided by financing activities		4,877,168	83,482
Effect of foreign exchange rate changes, net		4,340	(18,339)
Net increase in cash, cash equivalents, and restricted cash		848,940	160,110
Cash, cash equivalents, and restricted cash at beginning of period		620,775	740,713
Cash, cash equivalents, and restricted cash at end of period		1,469,715	900,823
Supplemental cash flow information:
Cash and cash equivalents		1,464,470	856,851
Short-term restricted cash		295	14,271
Long-term restricted cash		4,950	30,401
Income taxes paid		10,596	8,951
Interest paid		41,577	3,335
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		30,926	29,255
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,955,843)	962,205	16,150	978,355
Issuance of ordinary shares in connection with collaboration	206,635,013	21	2,162,386	—	—	2,162,407	—	2,162,407
Use of shares reserved for share option exercises	(3,705,468)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	3,706,573	1	11,628	—	—	11,629	—	11,629
Share-based compensation	—	—	38,255	—	—	38,255	—	38,255
Other comprehensive income	—	—	—	1,453	—	1,453	(104)	1,349
Net loss	—	—	—	—	(363,735)	(363,735)	(1,204)	(364,939)
Balance at March 31, 2020	1,007,976,816	101	5,138,239	(6,548)	(2,319,578)	2,812,214	14,842	2,827,056
Exercise of options, ESPP issuances and release of RSUs	10,493,392	1	16,568	—	—	16,569	—	16,569
Use of shares reserved for share option exercises and RSU releases	(3,493,516)	—	—	—	—	—	—	—
Share-based compensation	—	—	45,468	—	—	45,468	—	45,468
Deconsolidation of a subsidiary	—	—	—	—	—	—	(3,545)	(3,545)
Other comprehensive loss	—	—	—	(2,751)	—	(2,751)	13	(2,738)
Net loss	—	—	—	—	(335,202)	(335,202)	(1,116)	(336,318)
Balance at June 30, 2020	1,014,976,692	102	5,200,275	(9,299)	(2,654,780)	2,536,298	10,194	2,546,492
Proceeds from issuance of ordinary shares, net of cost	145,838,979	14	2,069,596	—	—	2,069,610	—	2,069,610
Exercise of options, ESPP and release of RSUs	16,575,806	1	47,631	—	—	47,632	—	47,632
Issuance of shares reserved for share option exercises	5,525,182	1	—	—	—	1	—	1
Share-based compensation	—	—	50,297	—	—	50,297	—	50,297
Other comprehensive loss	—	—	—	8,880	—	8,880	219	9,099
Net loss	—	—	—	—	(425,224)	(425,224)	(1,393)	(426,617)
Balance at September 30, 2020	1,182,916,659	118	7,367,799	(419)	(3,080,004)	4,287,494	9,020	4,296,514

Balance at December 31, 2018	776,263,184	77	2,744,814	1,526	(1,007,215)	1,739,202	14,445	1,753,647
Use of shares reserved for share option exercises	(916,383)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	2,066,383	1	6,268	—	—	6,269	—	6,269
Share-based compensation	—	—	26,392	—	—	26,392	—	26,392
Other comprehensive income	—	—	—	4,546	—	4,546	(106)	4,440
Net loss	—	—	—	—	(167,640)	(167,640)	(429)	(168,069)
Balance at March 31, 2019	777,413,184	78	2,777,474	6,072	(1,174,855)	1,608,769	13,910	1,622,679
Contributions from shareholders	—	—	—	—	—	—	4,000	4,000
Exercise of options, ESPP and release of RSUs	3,802,747	—	4,373	—	—	4,373	—	4,373
Issuance of shares reserved for share option exercises	3,223,701	—	—	—	—	—	—	—
Share-based compensation	—	—	32,602	—	—	32,602	—	32,602

Other comprehensive income	—	—	—	(6,297)	—	(6,297)	(139)	(6,436)
Net loss	—	—	—	—	(85,570)	(85,570)	(384)	(85,954)
Balance at June 30, 2019	784,439,632	78	2,814,449	(225)	(1,260,425)	1,553,877	17,387	1,571,264
Exercise of options, ESPP and release of RSUs	4,171,349	—	9,745	—	—	9,745	—	9,745
Use of shares reserved for share option exercises	(4,170,283)	—	—	—	—	—	—	—
Share-based compensation	—	—	36,818	—	—	36,818	—	36,818
Other comprehensive loss	—	—	—	(14,605)	—	(14,605)	(325)	(14,930)
Net loss	—	—	—	—	(307,357)	(307,357)	(1,303)	(308,660)
Balance at September 30, 2019	784,440,698	78	2,861,012	(14,830)	(1,567,782)	1,278,478	15,759	1,294,237
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
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2020 and 2019, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report").
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.
Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. The Company consolidates its interests in its joint venture, BeiGene Biologics Co., Ltd. ("BeiGene Biologics"), under the voting model and recognizes the minority shareholder's equity interest as a noncontrolling interest in its condensed consolidated financial statements. In September 2020, BeiGene (Hong Kong) Co., Limited ("BeiGene HK") entered into a share purchase agreement with the minority shareholder to acquire its equity interest in BeiGene Biologics. The share purchase is expected to be completed in the fourth quarter of 2020.
Use of estimates
The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate accounting units and the standalone selling price of each performance obligation in the Company’s revenue arrangements, estimating the fair value of net assets acquired in business combinations, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, measurement of right-of-use assets and lease liabilities and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
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
Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2019.
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
Except for the changes to the Company’s significant accounting policies related to the adoption of the Credit Loss ASUs, there have been no other material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2020, as compared to the significant accounting policies described in the Annual Report.
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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2020 and December 31, 2019:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2020	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 4):
U.S. treasury securities	3,254,300	—	—
Cash equivalents:
U.S. treasury securities	634,655	—	—
Money market funds	236,500	—	—
Other non-current assets:
Equity securities (Note 4)	9,513	5,703	—
Total	4,134,968	5,703	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Short-term investments (Note 4):
U.S. treasury securities	364,728	—	—
Cash equivalents
U.S. treasury securities	16,442	—	—
Money market funds	50,461	—	—
Total	431,631	—	—
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
The Company had no liabilities measured and recorded at fair value on a recurring basis as of September 30, 2020 or December 31, 2019.
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
In connection with the Amgen Collaboration Agreement, a Share Purchase Agreement ("SPA") was entered into by the parties on October 31, 2019. On January 2, 2020, the closing date of the transaction, Amgen purchased 15,895,001 of the Company's ADSs for $174.85 per ADS, representing a 20.5% ownership stake in the Company. Per the SPA, the cash proceeds shall be used as necessary to fund the Company's development obligations under the Amgen Collaboration Agreement. Pursuant to the SPA, Amgen also received the right to designate one member of the Company's board of directors, and Anthony Hooper joined the Company's board of directors as the Amgen designee in January 2020.
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

Amounts recorded related to the cash proceeds received from the Amgen collaboration for the nine months ended September 30, 2020 were as follows:

Nine Months Ended
September 30,
2020
$
Fair value of equity issued to Amgen	2,162,407
Fair value of research and development cost share liability	616,834
Total cash proceeds	2,779,241
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
	$	$
Research and development expense	30,795	87,498
Amortization of research and development cost share liability	30,056	85,296
Total amount due to Amgen for BeiGene's portion of the development funding	60,851	172,794

Total amount of development funding paid or payable in cash	57,201	169,144
Total amount of development funding paid with development services	3,650	3,650
		As of
		September 30,
		2020
Remaining portion of development funding cap		1,077,206
At September 30, 2020, the research and development cost share liability recorded in the Company's balance sheet was as follows:

As of
September 30,
2020
$
Research and development cost share liability, current portion	147,387
Research and development cost share liability, non-current portion	384,151
Total research and development cost share liability	531,538
The total reimbursement due under the commercial profit-sharing agreement for in-line product sales is classified in the income statement for the three and nine months ended September 30, 2020 as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
	$	$
Cost of sales - product	(1,023)	(1,023)
Research and development	61	61
Selling, general and administrative	(3,667)	(3,667)
Total	(4,629)	(4,629)

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
The following table summarizes total collaboration revenue recognized related to the BMS collaboration for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	$	$	$	$
Reimbursement of research and development costs	—	—	—	27,634
Research and development service revenue	—	—	—	27,982
Other	—	—	—	150,000
Total	—	—	—	205,616
    The Company recognized no collaboration revenue for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company recognized collaboration revenue of $205,616 related to its former collaboration with BMS. The Company recognized $27,634 of research and development reimbursement revenue for the nine months ended September 30, 2019 for the clinical trials that Celgene had opted into until the termination of the collaboration agreement. The $27,982 of research and development services revenue for the nine months ended September 30, 2019, primarily reflected the recognition of upfront consideration that was allocated to research and development services at the time of the collaboration and was recognized over the term of the respective clinical studies for the specified indications. The Company recognized $150,000 of other collaboration revenue for the nine months ended September 30, 2019 related to the payment received from Celgene in connection with the termination of the collaboration agreement.
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
Upfront and development milestones paid under these arrangements for the three and nine months ended September 30, 2020 and 2019 are set forth below. All upfront and development milestones were expensed to research and development expense. There have been no regulatory or commercial milestones paid under these arrangements to date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development payments due to Collaboration Partners	$	$	$	$
Upfront payments	66,500	—	109,500	30,000
Milestone payments	1,000	—	6,000	—
Total	67,500	—	115,500	30,000
EUSA Pharma
On January 13, 2020, the Company entered into an exclusive development and commercialization agreement with EUSA Pharma ("EUSA") for the orphan biologic products SYLVANT® (siltuximab) and QARZIBA® (dinutuximab beta) in China. Under the terms of the agreement, EUSA granted the Company exclusive rights to SYLVANT® in greater China and to QARZIBA® in mainland China. Under the agreement, the Company will fund and undertake all clinical development and regulatory submissions in the territories, and will commercialize both products once approved. EUSA received a $40,000 upfront payment and will be eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $160,000. EUSA will also be eligible to receive tiered royalties on future product sales. The upfront payment was expensed to research and development expense during the nine months ended September 30, 2020 in accordance with the Company's acquired in-process research and development expense policy.
Assembly Biosciences, Inc.
On July 17, 2020, the Company entered into a collaboration agreement with Assembly Biosciences, Inc. ("Assembly") for Assembly's portfolio of three clinical-stage core inhibitor candidates for the treatment of patients with chronic hepatitis B virus ("HBV") infection in China. Under the terms of the agreement, Assembly granted BeiGene exclusive rights to develop and commercialize ABI-H0731, ABI-H2158 and ABI-H3733 in China, including Hong Kong, Macau, and Taiwan. BeiGene is responsible for development, regulatory submissions, and commercialization in China. Assembly retains full worldwide rights outside of the partnered territory for its HBV portfolio. Assembly received an upfront payment of $40,000 and is eligible to receive payments upon achievement of development, regulatory and commercial milestones up to a total of $503,750. Assembly is also eligible to receive tiered royalties on net sales. The upfront payment was expensed to research and development expense during the three and nine months ended September 30, 2020 in accordance with the Company's acquired in-process research and development expense policy.
Bio-Thera Solutions, Ltd.
On August 22, 2020, the Company entered into a license, distribution and supply agreement with Bio-Thera Solutions, Ltd. ("Bio-Thera") for Bio-Thera's BAT1706, an investigational biosimilar to Avastin® (bevacizumab) in China. The agreement became effective on September 10, 2020 upon approval of Bio-Thera's shareholders, and was subsequently assigned by the Company to its affiliate BeiGene (Guangzhou) Co., Ltd. ("BeiGene Guangzhou") on September 18, 2020, as permitted by the agreement. Under the terms of the agreement, Bio-Thera agreed to grant BeiGene the right to develop, manufacture, and commercialize BAT1706 in China, including Hong Kong, Macau, and Taiwan. Bio-Thera will retain rights outside of the partnered territory. Bio-Thera received an upfront payment of $20,000 in October 2020 and is eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $145,000. Bio-Thera will also be eligible to receive tiered double digits royalties on future net product sales. The upfront payment was expensed to research and development expense during the three and nine months ended September 30, 2020 in accordance with the Company's acquired in-process research and development expense policy.
Other
In addition to the collaborations discussed above, the Company has entered into additional collaborative arrangements during the nine months ended September 30, 2020 and 2019. The Company may be required to pay additional amounts upon the achievement of various development, regulatory and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidates advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay milestones and royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $5,245 as of September 30, 2020 primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
Short-Term Investments
Short-term investments as of September 30, 2020 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	3,252,873	1,427	—	3,254,300
Total	3,252,873	1,427	—	3,254,300

 Short-term investments as of December 31, 2019 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	363,440	1,288	—	364,728
Total	363,440	1,288	—	364,728
As of September 30, 2020, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of September 30, 2020.
Equity Method Investments
Leap
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. As of September 30, 2020, the Company's ownership interest in the outstanding common stock of Leap was 8.1% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 14.9% based on information from Leap. The Company determined that the investment in Leap represents an equity method investment upon conversion due to the existing collaboration between the two parties. The Company elected to apply the fair value option to the equity method investment and measure the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income. The fair value of the common stock and warrants was $9,513 and $5,703, respectively, as of September 30, 2020. During the three and nine months ended September 30, 2020, the Company recorded an unrealized (loss)/gain of $(1,048) and $10,216, respectively, in the statement of operations, respectively.
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
On June 8, 2020, MapKure held a second closing under the existing terms of the SPA in which it issued additional Series A preferred units to SpringWorks and the other investors that purchased units in the first closing (the "Second Closing"), and the Company's ownership interest decreased to 55.6%. As the requisite Series A voting requirements in MapKure's governing documents require 70% combined voting power for certain actions, the Company determined that it lost its controlling financial interest after the Second Closing. Therefore, the Company deconsolidated MapKure and recognized a gain of $11,307 for the excess of the fair value of its 55.6% ownership interest in MapKure and carrying amount of the prior non-controlling interest over the carrying amount of MapKure's net assets within other income during the three and nine months ended September 30, 2020.
Upon deconsolidation, the Company recorded an equity investment of $10,000, which represents the estimated fair value of its 55.6% ownership interest in MapKure. Effective June 8, 2020, the Company is accounting for the investment as an equity-method investment and records its portion of MapKure's earnings or losses within other income (expense), net. The Company recognized losses of $143 and $166 for its portion of MapKure's net loss for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the carrying amount of the Company's investment in MapKure was $9,834.
Guangzhou GET Phase I Biomedical Industry Investment Fund Partnership (Limited Partnership)
On July 23, 2020, BeiGene (Guangzhou) invested $11,782 (RMB80,000) in an existing investment fund, Guangzhou GET Phase I Biomedical Industry Investment Fund Partnership (Limited Partnership) (“GET Bio-fund”). The stated purpose of GET

Bio-fund is to promote and upgrade the local industrial transformation in Guangzhou and it is committed to invest at least 60% of the total fund in the biotechnology, medical device, and medical information industries.
GET Bio-fund has four limited partners and one general partner, Guangzhou GET Biomedical Industry Investment Fund Management Co., Ltd. (“GET Bio-fund Management”). GET Bio-fund has an agreed duration for seven years, with the first five years as the investment period and the following two years as the projected payback period. The agreed upon duration may be extended for two additional years with the approval of all of the partners. BeiGene Guangzhou, as a limited partner, holds an ownership interest in the fund of 26.3%. The investment committee for the fund has seven members, and requires resolutions to be approved by at least five of the seven members. BeiGene Guangzhou holds one position on the investment committee and GET Bio-fund Management holds three positions. The Company determined that it has the ability to exercise significant influence over the fund due to the Company's ownership interest and involvement on the investment committee, and the investment represents an equity method investment. The Company recognized losses of $76 for its portion of the fund's net loss for the three and nine months ended September 30, 2020. As of September 30, 2020, the carrying amount of the Company's investment in the fund was $11,706. In addition to the GET Bio-fund Management investment, the Company also plans to enter into a cooperative investment agreement with GET to form a joint venture for the construction of a new research center in Guangzhou.
5. Inventories
The Company’s inventory balance consisted of the following:

	As of
	September 30,	December 31,
	2020	2019
	$	$
Raw materials	1,235	—
Work in process	—	—
Finished goods	34,290	28,553
Total inventories	35,525	28,553
6. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	September 30,	December 31,
	2020	2019
	$	$
Laboratory equipment	62,402	47,154
Leasehold improvements	29,225	24,008
Building	111,813	109,514
Manufacturing equipment	70,081	62,775
Software, electronics and office equipment	18,569	14,705
Property, plant and equipment, at cost	292,090	258,156
Less accumulated depreciation	(61,443)	(36,709)
Construction in progress	60,571	20,955
Property, plant and equipment, net	291,218	242,402
 As of September 30, 2020 and December 31, 2019, construction in progress ("CIP") of $60,571 and $20,955, respectively, was primarily related to the buildout of additional capacity at the Guangzhou manufacturing facility. Subsequent phases of the Guangzhou factory buildout will continue to be recorded as CIP until they are placed into service.
Depreciation expense for the three and nine months ended September 30, 2020 was $8,157 and $23,303, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $3,691 and $10,139, respectively.

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
In March 2017, BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”). Under the terms of the JV Agreement, BeiGene HK made an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET made a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, on March 7, 2017, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics (see Note 11). In September 2019, BeiGene Biologics completed the first phase of construction of a biologics manufacturing facility in Guangzhou, through a wholly-owned subsidiary, BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory"), to manufacture biologics for the Company and its subsidiaries.
In April 2017, BeiGene HK, GET and BeiGene Biologics amended the JV Agreement and the capital contribution agreement, among other things, to adjust the capital contribution schedules and adjust the initial term of the governing bodies and a certain management position. In the second quarter of 2017, BeiGene HK made cash capital contributions of RMB137,830 and RMB2,415, respectively, into BeiGene Biologics. The remainder of the cash capital contribution from BeiGene HK to BeiGene Biologics was paid in June 2019. In April 2017, GET made cash capital contributions of RMB100,000 into BeiGene Biologics, and BeiGene Biologics drew down the Shareholder Loan of RMB900,000 from GET (see Note 11).
In the fourth quarter of 2017, BeiGene HK and BeiGene Biologics entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai to BeiGene Biologics, as required by the JV Agreement, such that the CTA holder and MAA holder for tislelizumab in China was controlled by BeiGene Biologics. The transfer consideration for the purchased interests under this Equity Transfer Agreement is the fair value of the 100% equity of BeiGene Shanghai appraised by a qualified Chinese valuation firm under the laws of the PRC. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK’s equity interest in BeiGene Shanghai became 95%. As of September 30, 2020, the Company and GET held 95% and 5% equity interests in BeiGene Biologics, respectively.
On September 28, 2020, BeiGene HK entered into a share purchase agreement (“JV Share Purchase Agreement”) with GET to acquire GET’s 5% equity interest in BeiGene Biologics for a total purchase price of $28,723 (RMB195,262). In conjunction with the JV Share Purchase Agreement, BeiGene Biologics repaid the outstanding principal of the shareholder loan of $132,061 (RMB900,000) and accrued interest of $36,558 (RMB249,140) (see Note 11). BeiGene HK paid the purchase price of GET's 5% equity interest to Guangdong United Assets and Equity Exchange (“the GD Exchange”), and recorded the payment as a long-term prepaid expense as of September 30, 2020, as the finalization of the transaction is pending completion of the business registration filing. The Company expects this to occur in the fourth quarter of 2020.

In connection with the JV share purchase, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 ("Senior Loan"), of which $120,000 will be used to fund the JV share repurchase and repayment of the shareholder loan and $80,000 can be used for general working capital purposes. The loan has an original maturity date of the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional twelve month periods. The Company did not draw down any amount of the Senior Loan as of September 30, 2020. On October 9, 2020, the Company drew down $80,000 of the working capital facility and $118,320 of the acquisition facility to be used for the JV share repurchase. In addition, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership ("Zhuhai Hillhouse") for a total loan facility of $73,640 (RMB500,000) ("Junior Loan"), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility, including principal, interest and fees. The Company has drawn down $14,728 (RMB100,000) of the Junior Loan as of September 30, 2020. See Note 11 for further discussion of the loans.

Commercial distribution legal entity structure
BeiGene (Guangzhou), a wholly-owned subsidiary of BeiGene HK, was organized on July 11, 2017. In September 2018, BeiGene (Guangzhou) acquired 100% of the equity interests of Baiji Shenzhou (Guangzhou) Pharmaceuticals Co., Ltd.

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
8. Intangible Assets
Intangible assets as of September 30, 2020 and December 31, 2019 are summarized as follows:

	As of
	September 30, 2020			December 31, 2019
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(2,312)	5,188	7,500	(1,750)	5,750
Trading license	816	(816)	—	816	(720)	96
Total finite-lived intangible assets	8,316	(3,128)	5,188	8,316	(2,470)	5,846
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
Amortization expense of intangible assets for the three and nine months ended September 30, 2020 was $187 and $658, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2019 was $331 and $994, respectively.
As of September 30, 2020, expected amortization expense for the unamortized finite-lived intangible assets is approximately $188 for the remainder of 2020, $750 in 2021, $750 in 2022, $750 in 2023, $750 in 2024, and $2,000 in 2025 and thereafter.

9. Income Taxes
Income tax benefit was $8,423 and $8,344 for the three and nine months ended September 30, 2020, respectively, and $3,217 and $569 for the three and nine months ended September 30, 2019, respectively. The income tax benefit for the three and nine months ended September 30, 2020 was primarily attributable to the tax benefit of U.S. stock-based compensation deductions, in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses. The income tax benefit for the three and nine months ended September 30, 2019 was primarily attributable to research and development tax credits, the tax benefit of deferred U.S. stock based compensation deductions, valuation allowance release and special tax deductions and incentives in the U.S and China.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act removes certain net operating loss deduction and carry-back limitations originally imposed by the Tax Cuts and Jobs Act of 2017. Specifically, the Company may now carry back net operating losses (“NOLs”) originating in 2018 and 2019 to 2017 and 2016, resulting in an income tax receivable of $5,586 as of September 30, 2020. The enactment of the CARES Act did not have a material effect on our income tax expense.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of September 30, 2020, it is more likely than not that deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, for certain subsidiaries in China, and for all U.S. tax credit carry-forwards.
As of September 30, 2020, the Company had gross unrecognized tax benefits of $6,542. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $759 and $1,909, respectively, in the three and nine months ended September 30, 2020 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2020 and December 31, 2019, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of September 30, 2020, Australia tax matters are open to examination for the years 2013 through 2020, China tax matters are open to examination for the years 2014 through 2020, Switzerland tax matters are open to examination for the years 2017 through 2020, and U.S. federal tax matters are open to examination for years 2015 through 2020. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2020.
10. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the nine months ended September 30, 2020 consists of the following activity:

Allowance for Credit Losses
$
Balance as of December 31, 2019	—
Current period provision for expected credit losses	114
Amounts written-off	—
Recoveries of amounts previously written-off	—
Balance as of September 30, 2020	114

Prepaid expenses and other current assets consist of the following:

	As of
	September 30,	December 31,
	2020	2019
	$	$
Prepaid research and development costs	76,498	65,886
Prepaid taxes	14,192	9,498
Payroll tax receivables	13,537	5,365
Interest receivable	5,792	1,932
Prepaid insurance	3,775	711
Prepaid manufacturing costs	22,136	3,829
Income tax receivable	8,062	—
Other	6,888	3,017
Total	150,880	90,238
Other non-current assets consist of the following:

	As of
	September 30,	December 31,
	2020	2019
	$	$
Goodwill	109	109
Prepayment of property and equipment	32,931	10,289
Prepayment of facility capacity expansion activities (1)	30,366	24,881
Prepaid VAT	29,413	29,967
Prepayment for JV share repurchase	28,723	—
Rental deposits and other	4,302	3,209
Equity method investments (Note 4)	36,756	—
Total	162,600	68,455
(1) Represents payments for facility expansions under commercial supply agreements. The payments will provide future benefit to the Company through credits on future supply purchases.
Accrued expenses and other payables consist of the following:

	As of
	September 30,	December 31,
	2020	2019
	$	$
Compensation related	71,255	54,156
External research and development related	139,990	62,794
Commercial activities	40,179	25,645
Income tax and other taxes	19,815	9,648
Sales rebates and returns related	7,524	3,198
Professional fees and other	560	8,115
Total	279,323	163,556

Other long-term liabilities consist of the following:

	As of
	September 30,	December 31,
	2020	2019
	$	$
Deferred government grant income	47,720	46,391
Other	170	171
Total	47,890	46,562
11. Debt
Bank Loans
On April 4, 2018, BeiGene Guangzhou Factory entered into a nine-year loan agreement with China Construction Bank to borrow an RMB denominated loan of RMB580,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by BeiGene Guangzhou Factory’s land use right and certain Guangzhou Factory fixed assets of the first phase of the Guangzhou manufacturing facility build out with a total carrying amount of $142,121. Interest expense is paid quarterly until the loan is fully settled. As of September 30, 2020, the Company has fully drawn down $85,422 (RMB580,000) of the loan. The loan interest rate was 4.9% for the nine months ended September 30, 2020, and the maturity dates range from 2021 to 2027.
On January 13, 2020, BeiGene (Shanghai) Co., Ltd. entered into a one-year loan agreement with China Industrial Bank to borrow up to RMB200,000 at a fixed interest rate of 5.6%. During the nine months ended September 30, 2020, the Company drew down $20,148 (RMB140,000) of the loan. Interest will be paid quarterly until the loan is fully settled. As of September 30, 2020, the amount outstanding under the loan agreement was $20,619 (RMB140,000).
On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan will be secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility build out. Interest is paid quarterly until the loan is fully settled. On April 30, 2020, the Company drew down $49,560 (RMB350,000). As of September 30, 2020, the amount outstanding under the loan agreements was $51,548 (RMB350,000). The loan interest rate was 4.4% for the nine months ended September 30, 2020, and the maturity dates range from 2022 to 2029.
On May 21, 2020, BeiGene (Beijing) Co., Ltd. entered into a one-year loan agreement with China Merchants Bank to borrow up to RMB100,000. During the nine months ended September 30, 2020, the Company drew down the full amount of the loan of $14,223 (RMB100,000) at an average interest rate of 4.5%. Interest will be paid quarterly until the loan is fully settled. As of September 30, 2020 the amount outstanding under the loan agreement was $14,728 (RMB100,000).
On June 11, 2020, BeiGene (Beijing) Co., Ltd. entered into a one-year loan agreement with China Industrial Bank to borrow up to $26,510 (RMB180,000) for general working capital purposes. The loan is secured by our research and development facility in Beijing and the associated land use right owned by our subsidiary Beijing Innerway Bio-tech Co., Ltd. On September 8, 2020, the Company drew down $14,612 (RMB100,000) of the loan at a fixed interest rate of 4.4%. Interest will be paid quarterly until the loan is fully settled. As of September 30, 2020 the amount outstanding under the loan agreement was $14,728 (RMB100,000).
On September 24, 2020, BeiGene, Ltd. entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 ("Senior Loan"), of which $120,000 will be used to fund the JV share purchase and repayment of the shareholder loan and $80,000 can be used for general working capital purposes. The loan has an original maturity date of the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional twelve month periods. The Company did not draw down any amount of the senior loan as of September 30, 2020. On October 9, 2020, the Company drew down $80,000 of the working capital facility and $118,320 of the acquisition facility to be used for the JV share repurchase.
Related party loan
On September 24, 2020, BeiGene Biologics entered into a loan agreement with Zhuhai Hillhouse for a total loan facility of $73,640 (RMB500,000), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards repayment of the Senior Loan, including principal, interest and fees. The loan matures at the earliest of approximately 37 months from the date of draw down, one month after the final Senior Loan maturity date, or 10 business days after the Senior Loan is fully repaid. The Company drew down the first tranche of $14,728 (RMB100,000) on September 30, 2020 at an interest rate of 5.8%. Interest will be paid quarterly until the loan is fully settled. Zhuhai Hillhouse is a related party of the Company, as it is an affiliate of Hillhouse Capital. Hillhouse Capital is a shareholder of the Company, and a Hillhouse Capital employee is a member of the Company's board of directors.
Interest on bank and related party loans
Interest expense recognized for the three and nine months ended September 30, 2020 was $1,621 and $5,228, respectively, of which $97 and $214, respectively, was capitalized. Interest expense recognized for the three and nine months ended September 30, 2019 was $1,287 and $3,395, respectively, of which $875 and $2,254, respectively, was capitalized.
Shareholder Loan
On March 7, 2017, BeiGene Biologics entered into a Shareholder Loan Contract with GET, pursuant to which GET agreed to provide a shareholder loan of RMB900,000 to BeiGene Biologics (the "Shareholder Loan"). The Shareholder Loan included a conversion feature, which allowed the loan to be settled in a variable number of shares of common stock upon conversion (the “debt-to-equity conversion”). On April 14, 2017, BeiGene Biologics drew down the entire Shareholder Loan of RMB900,000 from GET. The Shareholder Loan was classified as a long-term liability and initially measured at the principal of RMB900,000. Interest accrued based on the interest rate of 8% per annum. The portion of interest accrued on the Shareholder Loan related to borrowings used to construct the BeiGene factory in Guangzhou was capitalized in accordance with ASC 835-20, Interest – Capitalization of Interest.
On September 28, 2020, BeiGene HK entered into the JV Share Purchase Agreement with GET to acquire GET’s 5% equity interest in BeiGene Biologics (see Note 7). In connection with the JV Share Purchase Agreement, BeiGene Biologics repaid the outstanding principal amount of the Shareholder Loan of $132,061 (RMB900,000) and accrued interest of $36,558 (RMB249,140) on September 28, 2020.
For the three and nine months ended September 30, 2020, total interest generated from the Shareholder Loan through the date of repayment was $2,518 and $7,621, respectively, of which, nil and nil was capitalized, respectively.
For the three and nine months ended September 30, 2019, total interest expense generated from the Shareholder Loan was $2,671 and $7,847, respectively, of which, $958 and $2,462, respectively, was capitalized.
12. Product Revenue
The Company’s product revenue is derived from the sale of its internally developed products BRUKINSA® in the United States and China and tislelizumab in China, as well as the sale of REVLIMID®, VIDAZA® and ABRAXANE® in China under a license from BMS and XGEVA® in China under a license from Amgen. On March 25, 2020, the Company announced that the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to BeiGene by Celgene Corporation, a BMS company, and the drug was subsequently recalled by BMS and is not currently available for sale in China. The table below presents the Company’s net product sales for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	$	$	$	$
Product revenue – gross	95,333	52,461	216,210	169,730
Less: Rebates and sales returns	(4,253)	(2,320)	(7,436)	(4,026)
Product revenue – net	91,080	50,141	208,774	165,704

The following table disaggregates net product sales by product for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	$	$	$	$
Tislelizumab	49,934	—	99,877	—
BRUKINSA®	15,662	—	23,353	—
REVLIMID®	14,067	19,019	38,914	58,976
VIDAZA®	8,366	8,624	26,198	22,365
ABRAXANE®	—	22,498	17,381	84,363
XGEVA®	3,051	—	3,051	—
Total product revenue – net	91,080	50,141	208,774	165,704
The following table presents the roll-forward of accrued sales rebates and returns for the nine months ended September 30, 2020 and September 30, 2019:

Sales Rebates and Returns
$
Balance as of December 31, 2018	4,749
Accrual	4,026
Payments	(5,013)
Balance as of September 30, 2019	3,762
Balance as of December 31, 2019	3,198
Accrual	7,436
Payments	(3,110)
Balance as of September 30, 2020	7,524
13. Loss Per Share
Loss per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	$	$	$	$
Numerator:
Net loss attributable to BeiGene, Ltd.	(425,224)	(307,357)	(1,124,161)	(560,567)
Denominator:
Weighted average shares outstanding, basic and diluted	1,148,973,077	781,482,459	1,052,940,583	777,938,599
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(0.37)	(0.39)	(1.07)	(0.72)
The effects of all share options, restricted shares and restricted share units were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive during the three and nine months ended September 30, 2020 and 2019.
14. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
On January 14, 2016, in connection with the Company's initial public offering ("IPO") on the NASDAQ Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective on February 2, 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of September 30, 2020, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,159,906. The 2016 Plan formerly provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5%) of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. In August 2018, in connection with the Company's IPO on The Stock Exchange of Hong Kong Limited ("HKEx"), the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the listing rules of the HKEx. In December 2018, the shareholders approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the nine months ended September 30, 2020, the Company granted options for 8,747,440 ordinary shares and restricted share units for 17,185,597 ordinary shares under the 2016 Plan. As of September 30, 2020, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 75,861,996 and 33,743,359, respectively.
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
During the nine months ended September 30, 2020, the Company did not grant any options or restricted share units under the 2018 Plan. As of September 30, 2020, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 39,910 and 1,706,692, respectively.
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
On August 31, 2020, the Company issued 485,069 ordinary shares to employees for aggregate proceeds of $5,203 under the ESPP. The purchase price of the shares was $139.45 per ADS, or $10.73 per ordinary share, which was discounted in accordance with the terms of the ESPP from the closing price o NASDAQ on March 2, 2020 of $164.06 per ADS, or $12.62 per ordinary share.
On February 28, 2020, the Company issued 425,425 ordinary shares to employees for aggregate proceeds of $4,048 under the ESPP. The purchase price of the shares was $123.71 per ADS, or $9.52 per ordinary share, which was discounted in accordance with the terms of the ESPP from the closing price on NASDAQ on September 3, 2019 of $145.54 per ADS, or $11.20 per ordinary share.

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
The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	$	$	$	$
Research and development	25,410	20,674	69,521	54,599
Selling, general and administrative	24,887	16,144	64,499	41,213
Total	50,297	36,818	134,020	95,812
15. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains on
	Translation	Available-for-Sale
	Adjustments	Securities	Total
	$	$	$
Balance as of December 31, 2019	(9,291)	1,290	(8,001)
Other comprehensive income before reclassifications	7,398	1,734	9,132
Amounts reclassified from accumulated other comprehensive income	—	(1,550)	(1,550)
Net-current period other comprehensive income	7,398	184	7,582
Balance as of September 30, 2020	(1,893)	1,474	(419)
16. Shareholders’ Equity
Registered Direct Offering
On July 15, 2020, the Company issued 145,838,979 ordinary shares, par value $0.0001, to eight existing investors including entities associated with Hillhouse Capital and Baker Bros. Advisors LP, as well as Amgen, in a registered direct offering under the Company's effective Registration Statement on Form S-3 (File No. 333-238181). Each ordinary share was sold for a purchase price of $14.2308 per share ($185.00 per ADS), resulting in gross proceeds of approximately $2,075,000, and net proceeds, after offering expenses, of approximately $2,069,610. The shares were priced on July 12, 2020, and the last reported sale price of the ADSs on the NASDAQ on July 10, 2020 was $196.03 per ADS. The offering was made without an underwriter or a placement agent, and as a result the Company did not pay any underwriting discounts or commissions in connection with the offering.
Share Purchase Agreement
On January 2, 2020, the Company sold 15,895,001 ADSs, representing a 20.5% ownership stake in the Company, to Amgen for aggregate cash proceeds of $2,779,241, or $174.85 per ADS, pursuant to the SPA executed in connection with the Amgen Collaboration Agreement.

17. Restricted Net Assets
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
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2020 and December 31, 2019, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $158,737 and $109,633, respectively.
18. Commitments and Contingencies
Purchase Commitments
As of September 30, 2020, the Company had purchase commitments amounting to $142,858, of which $103,207 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $39,651 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital commitments
The Company had capital commitments amounting to $63,125 for the acquisition of property, plant and equipment as of September 30, 2020, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
Co-development funding commitment
    Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of September 30, 2020, the Company's remaining co-development funding commitment was $1,077,206.
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

19. Segment and geographic information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The Company’s long-lived assets are substantially located in the PRC.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	$	$	$	$
PRC	85,384	50,141	199,301	165,704
United States	5,696	—	9,473	133,650
Other	—	—	—	71,966
Total	91,080	50,141	208,774	371,320

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
We have filed additional new or supplementary new drug applications for regulatory approvals in China or elsewhere for our internally developed products and are planning for launches in these additional drugs or indications in 2020 and beyond. Our commercial portfolio also includes the following drugs in-licensed from third parties: XGEVA® (denosumab) from Amgen Inc. ("Amgen"), which we began commercializing in July 2020; and REVLIMID®, VIDAZA® and ABRAXANE®, which we have been marketing in China since 2017 under a license from Celgene Logistics Sàrl, a Bristol Myers Squibb company (“BMS”). On March 25, 2020, we announced that the National Medical Products Administration ("NMPA") suspended the importation, sales and use of ABRAXANE® in China supplied to us by Celgene Corporation, a BMS company, and the drug was subsequently recalled by BMS and is not currently available for sale in China. We plan on launching additional in-licensed products in China from our collaborations, including KYPROLIS® (carfilzomib) and BLINCYTO® (blinatumomab) from Amgen, and SYLVANT® (siltuximab) and QARZIBA® ▼ (dinutuximab beta) from EUSA Pharma ("EUSA").
We have built deep clinical development capabilities, including a more than 1,350-person global clinical development team that is running over 70 ongoing or planned clinical trials in more than 35 countries that have enrolled over 10,000 patients and healthy subjects. We are conducting late-stage clinical trials of BRUKINSA® and tislelizumab, including 28 registration or registration-enabling trials in at least 15 discrete cancer indications. Our internal research capabilities have yielded another late-stage asset, pamiparib, for which we have filed a new drug application ("NDA") in China, and five other internally developed drug candidates that are currently in early-stage clinical development. In addition, we have been able to leverage our capabilities and China’s rising importance as a clinical science center and commercial market to expand our clinical and pre-clinical portfolio with in-licensed drug candidates. We are also working with high-quality contract manufacturing organizations ("CMOs") to manufacture our internally developed clinical and commercial products in China and globally and have built state-of-the-art small molecule and biologic manufacturing facilities in China to support the launches and potential future demand of our products.
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
Recent Developments
Recent Business Developments
On October 6, 2020, we announced that we had entered into an amendment with BioAtla of the parties' global co-development and commercialization agreement for BioAtla's investigational CAB CTLA-4 antibody, BA3071, which was originally entered in April 2019. Under the amended terms of the amended agreement, BeiGene will hold an exclusive global license to BA3071 and will be solely responsible for its global clinical development and commercialization and have the right to receive all profits on any future sales, net of royalty payments to BioAtla.
On September 9, 2020, we announced that our New Drug Submission (NDS) for BRUKINSA® (zanubrutinib) for the treatment of patients with Waldenström’s macroglobulinemia (WM) had been accepted by Health Canada and granted priority review status.
On September 4, 2020, we announced that our ordinary shares, which trade on the Hong Kong Stock Exchange, were included in the Shanghai-Hong Kong Stock Connect and Shenzhen-Hong Kong Stock Connect programs, subsequent to the inclusion in Hand Seng Composite Index (HSCI). All inclusions were effective on September 7, 2020.

On August 27, 2020, we announced an exclusive license agreement with Singlomics Biopharmaceuticals Co., Ltd. ("Singlomics") to develop, manufacture and commercialize globally outside of greater China Singlomics’ investigational anti-COVID-19 antibodies, including DXP-593 and DXP-604.
On August 24, 2020, we announced a license, distribution, and supply agreement with Bio-Thera Solutions, Ltd. ("Bio-Thera") for Bio-Thera’s BAT1706, an investigational biosimilar to Avastin® (bevacizumab), in China. The China National Medical Products Administration (NMPA) recently accepted Bio-Thera’s Biologics License Application (BLA) for BAT1706. Bevacizumab has been approved in China for advanced, metastatic, or relapsed non-small cell lung cancer and metastatic colorectal cancer. The agreement became effective upon approval by the shareholders of Bio-Thera at a meeting in September 2020.
Recent Regulatory Developments
Amended PRC Patent Law
On October 17, 2020, the Standing Committee of the National People’s Congress adopted an amendment to the Patent Law (the “Amended PRC Patent Law”), which will become effective on June 1, 2021. The Amended PRC Patent Law establishes, among other things, patent term extension and an early resolution mechanism for pharmaceutical patent disputes.
The Amended PRC Patent Law provides that the China National Intellectual Property Administration shall provide patent term extension, similar to the United States, for the patent term lost during the regulatory review process of a new drug upon the patent holder’s request. The extended term shall not exceed five years, and the total patent term after market entry of the new drug shall not exceed 14 years. The Amended PRC Patent Law also provides a cause of action to allow a patent holder to initiate a declarative action during the regulatory review process of a drug to determine whether the drug falls within the patent scope, which may be comparable to the patent linkage system in the United States.
However, the provisions for patent term extension and an early resolution mechanism are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and the timing of implementation. Moreover, it is not clear whether the amendments will apply to biologics as well as to small molecule drugs.
PRC Biosecurity Law
On October 17, 2020, the Standing Committee of the National People’s Congress adopted the Biosecurity Law of the People’s Republic of China, which will become effective on April 15, 2021 (the “Biosecurity Law”). The Biosecurity Law establishes an integrated system to regulate biosecurity related activities in China, including the security regulation of human genetic resources (“HGR”) and biological resources.
The Biosecurity Law for the first time expressly declares that China has sovereignty over its HGR, and further endorsed the Administrative Regulations on Human Genetic Resources issued by China’s State Council in March 2019 (the “HGR Regulation”) by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China. Although the Biosecurity Law does not provide any specific new regulatory requirements for HGR, because it is a law adopted by China’s highest legislative authority, it gives China’s major regulatory authority of HGR, the Ministry of Science and Technology, significantly more power and discretion to regulate HGR, and it is expected that the overall regulatory landscape of Chinese HGR will evolve and become even more rigorous and sophisticated. We plan to continue to monitor the implementation of the Biosecurity Law to ensure that our business complies with the law.
Coronavirus Disease 2019 (COVID-19)
We expect that the worldwide health crisis of COVID-19 will continue to have a negative impact on our operations, including commercial sales, regulatory interactions and inspections, and clinical trial recruitment and participation. Although the impact of COVID-19 on our operations in China lessened in the second and third quarters of 2020, there remains uncertainty regarding the future impact of the pandemic both in China and the United States, as well as globally. A "second wave" of COVID-19 cases could have a widespread impact depending on where infection rates are the highest. We are striving to minimize delays and disruptions, and continue to execute on our commercialization, regulatory and clinical development goals globally.
Components of Operating Results
Revenue
We began generating product revenue in September 2017 through our in-license agreement with BMS to distribute the approved cancer therapies REVLIMID®, VIDAZA®, and ABRAXANE® in China. Following approval from the U.S. Food and Drug Administration ("FDA") on November 14, 2019, we launched our first internally developed drug, BRUKINSA®, in the United States. We launched our second internally developed drug, tislelizumab, in China in March 2020. In June 2020, we launched BRUKINSA® in China. In July 2020, we began selling XGEVA® through our in-license agreement with Amgen.
Revenues from product sales are recognized when there is a transfer of control from the Company to the customer. The Company determines transfer of control based on when the product is delivered and title passes to the customer. Revenues from product sales are recognized net of variable consideration resulting from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on contractual terms, historical experience and trend analysis. We expect revenue from our internal product sales to increase during the remainder of 2020 and into 2021. We began commercializing XGEVA® in China in the third quarter of 2020 and plan on launching additional in-licensed products from our collaborations with Amgen and EUSA in 2020 and 2021, and continue to expand our efforts to promote our existing commercial products.
Prior to the third quarter of 2019, we also recorded revenue from our 2017 collaboration and license agreement with BMS for tislelizumab, which was terminated in June 2019. Under this agreement, we received an upfront payment related to the license fee, which was recognized upon the delivery of the license right. Additionally, the portion of the upfront payment related to the reimbursement of undelivered research and development services was deferred and recognized over the performance period of the collaboration arrangement. We recognized the remainder of the deferred research and development services revenue balance upon termination of the collaboration agreement. We also received research and development reimbursement revenue for the clinical trials that BMS opted into until the termination of the collaboration agreement. Pursuant to the terms of the termination agreement, we received a one-time payment of $150 million in June 2019, which was recognized in full at that time because we had no further performance obligations under the collaboration.
Expenses
Cost of Sales
Cost of sales includes the cost of products purchased from BMS and distributed in China and the costs to manufacture our internally developed commercial products. Also included in cost of sales are amounts paid to Amgen for its share of net sales or gross margin earned on sales of XGEVA®. Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory is depleted and additional inventory is manufactured.
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
Research and development activities also include costs associated with in-licensed drug candidates, including:
•R&D expense related to the co-development of pipeline assets under the Amgen collaboration agreement. Our total cost share obligation to Amgen is split between R&D expense and a reduction to R&D cost share liability;
•sitravatinib, an investigational, spectrum-selective kinase inhibitor in clinical development by Mirati Therapeutics, Inc. ("Mirati");
•zanidatamab (ZW25) and ZW49, two bispecific antibody-based product candidates targeting HER2, under development by Zymeworks Inc.; and
•BA3071, an investigational CAB-CTLA-4 antibody, under development by BioAtla LLC ("BioAtla").
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support planned increases in commercialization activities with respect to tislelizumab, BRUKINSA® and XGEVA® and the preparation for potential launch and commercialization of additional in-licensed products from our collaborations and internally developed drugs and drug candidates, if approved. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our drugs and drug candidates as treatments for various cancers and the initiation of clinical trials for potential new indications or drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance. We also incur significant legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company with our ADSs and ordinary shares listed for trading on The NASDAQ Global Select Market and The Hong Kong Stock Exchange, respectively.
Interest (Expense) Income, Net
Interest Income
Interest income consists primarily of interest generated from our cash and short-term investments in money market funds, time deposits, U.S. Treasury securities and U.S. agency securities.
Interest Expense
Interest expense consists primarily of interest on our long-term bank loans and shareholder loan.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Revenues
Product revenue, net	$91,080	$50,141	$40,939	81.6%	$208,774	$165,704	$43,070	26.0%
Collaboration revenue	—	—	—	N/A	—	205,616	(205,616)	(100.0)%
Total revenues	91,080	50,141	40,939	81.6%	208,774	371,320	(162,546)	(43.8)%
Expenses
Cost of sales	21,123	20,106	1,017	5.1%	49,579	53,206	(3,627)	(6.8)%
Research and development	349,070	236,968	112,102	47.3%	939,340	644,079	295,261	45.8%
Selling, general and administrative	160,837	105,002	55,835	53.2%	391,967	244,895	147,072	60.1%
Amortization of intangible assets	187	331	(144)	(43.5)%	658	994	(336)	(33.8)%
Total expenses	531,217	362,407	168,810	46.6%	1,381,544	943,174	438,370	46.5%
Loss from operations	(440,137)	(312,266)	(127,871)	40.9%	(1,172,770)	(571,854)	(600,916)	105.1%
Interest (expense) income, net	(614)	2,206	(2,820)	(127.8)%	7,184	9,569	(2,385)	(24.9)%
Other income (expense), net	5,711	(1,817)	7,528	(414.3)%	29,368	(967)	30,335	(3,137.0)%
Loss before income taxes	(435,040)	(311,877)	(123,163)	39.5%	(1,136,218)	(563,252)	(572,966)	101.7%
Income tax benefit	(8,423)	(3,217)	(5,206)	161.8%	(8,344)	(569)	(7,775)	1,366.4%
Net loss	(426,617)	(308,660)	(117,957)	38.2%	(1,127,874)	(562,683)	(565,191)	100.4%
Less: Net loss attributable to noncontrolling interest	(1,393)	(1,303)	(90)	6.9%	(3,713)	(2,116)	(1,597)	75.5%
Net loss attributable to BeiGene, Ltd.	$(425,224)	$(307,357)	$(117,867)	38.3%	$(1,124,161)	$(560,567)	$(563,594)	100.5%
Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue
Total revenue increased to $91.1 million for the three months ended September 30, 2020, from $50.1 million for the three months ended September 30, 2019, primarily due sales of our internally developed products, which were nil in the prior year period, partially offset by decreased sales of BMS in-licensed products. We had no collaboration revenue in either the three months ended September 30, 2020 or 2019.
Net product revenues consisted of the following:

	Three Months Ended
	September 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
Tislelizumab	$49,934	$—	$49,934	NM
BRUKINSA®	15,662	—	15,662	NM
REVLIMID®	14,067	19,019	(4,952)	(26.0)%
VIDAZA®	8,366	8,624	(258)	(3.0)%
ABRAXANE®	—	22,498	(22,498)	(100.0)%
XGEVA®	3,051	—	3,051	NM
Total product revenue	$91,080	$50,141	$40,939	81.6%
Net product revenue increased 81.6% to $91.1 million for the three months ended September 30, 2020, compared to $50.1 million in the prior year period, primarily due to increased sales of tislelizumab in China and BRUKINSA® in the United States and China, partially offset by decreased product sales of the BMS products distributed in China. In addition, product revenues in the third quarter of 2020 were positively impacted by initial sales of Amgen's XGEVA® in China, which we began distributing in July 2020.
We expect product revenue from our in-licensed products to continue to be impacted by the NMPA’s suspension of the importation, sales and use of ABRAXANE® in China in March 2020 and the subsequent voluntary recall of ABRAXANE® by BMS, together with increased competition from generic products for REVLIMID® and the loss of volume-based procurement (VBP) status for VIDAZA®. Although the impact of COVID-19 on commercial activities in China continued to lessen in the third quarter of 2020 compared to the first and second quarters of 2020, there remains uncertainty regarding the future impact of the pandemic both in China and the United States, as well as globally. We do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE® in China.
Cost of Sales
Cost of sales increased to $21.1 million for the three months ended September 30, 2020 from $20.1 million for the three months ended September 30, 2019, primarily due to increased volume of sales of internally developed products, partially offset by decreased volume of in-licensed sales compared to the prior year period.
Research and Development Expense
Research and development expense increased by $112.1 million, or 47.3%, to $349.1 million for the three months ended September 30, 2020 from $237.0 million for the three months ended September 30, 2019. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended
	September 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
External cost of development programs	$110,037	$132,325	$(22,288)	(16.8)%
Upfront license fees and milestones	67,500	—	67,500	NM
Amgen co-development expense[1]	30,795	—	30,795	NM
Internal research and development expenses	140,738	104,643	36,095	34.5%
Total research and development expenses	$349,070	$236,968	$112,102	47.3%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended September 30, 2020 totaled $60.9 million, of which $30.8 million was recorded as R&D expense. The remaining $30.1 million was recorded as a reduction of the R&D cost share liability.
The increase in research and development expenses in the third quarter was primarily attributable to:
•an increase of $67.5 million related to license fees and milestone payments under collaboration agreements; and
•an increase of $30.8 million related to expense recognized on co-development fees to Amgen.
The overall increase in external research and development expense was partially offset in the period by decreases in external spending of approximately $13.9 million and $5.0 million, respectively, for the zanubrutinib and pamiparib programs.
Internal research and development expense increased $36.1 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:
•$14.1 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$12.2 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$4.7 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population; and

•$6.9 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization.
These expense increases were partially offset by decreases of $1.9 million of consulting fees, which was mainly attributable to decreased travel and meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $55.8 million, or 53.2%, to $160.8 million for the three months ended September 30, 2020, from $105.0 million for the three months ended September 30, 2019. The increase was primarily attributable to the following:
•$33.1 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China and the United States and the hiring of more personnel to support our growing business;
•$18.3 million increase of professional fees and consulting for general and administrative activities, including legal, recruiting, information technology, tax, accounting and audit services, primarily in connection with our growing business;
•$9.4 million increase in external commercial expenses, including selling and marketing, market access studies, meeting and seminar expenses, promotional activities, and sponsorship and grant expenses;
•$8.7 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population;
•$13.7 million decrease in facility expenses, rental fees, office expenses, and other administrative expenses.
Interest (Expense) Income, Net
Interest income, net decreased by $2.8 million, or 127.8%, to $0.6 million of net interest expense for the three months ended September 30, 2020, from $2.2 million of net interest income for three months ended September 30, 2019. The decrease in interest income, net, was primarily attributable to increased interest expense, compared to the prior year period.
Other Income (Expense), Net
Other income, net increased to $5.7 million of net other income for the three months ended September 30, 2020, from $1.8 million of net other expense for the three months ended September 30, 2019. The increase was mainly attributable to foreign currency exchange gains, partially offset by decreases in fair value on equity method investments where the fair value option was elected.
Income Tax Benefit
Income tax benefit was $8.4 million for the three months ended September 30, 2020, as compared to $3.2 million for the three months ended September 30, 2019. The income tax benefit for the three months ended September 30, 2020 was primarily attributable to the tax benefit of U.S. stock-based compensation deductions, in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses. The income tax benefit for the three months ended September 30, 2019 was primarily attributable to research and development tax credits, the tax benefit of deferred U.S. stock based compensation deductions, valuation allowance release and special tax deductions and incentives in the U.S and China.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue
Total revenue decreased to $208.8 million for the nine months ended September 30, 2020, from $371.3 million for the nine months ended September 30, 2019, primarily due to the cessation of collaboration revenue following the termination of the BMS collaboration agreement in the second quarter of 2019, and the related $150.0 million termination fee that was recognized as revenue. The following table summarizes the components of revenue for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended
	September 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
Product revenue	$208,774	$165,704	$43,070	26.0%
Collaboration revenue:
Reimbursement of research and development costs	—	27,634	(27,634)	(100.0)%
Research and development service revenue	—	27,982	(27,982)	(100.0)%
Other	—	150,000	(150,000)	(100.0)%
Total	$208,774	$371,320	$(162,546)	(43.8)%

Net product revenues consisted of the following:

	Nine Months Ended
	September 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
Tislelizumab	$99,877	$—	$99,877	NM
BRUKINSA®	23,353	—	23,353	NM
REVLIMID®	38,914	58,976	(20,062)	(34.0)%
VIDAZA®	26,198	22,365	3,833	17.1%
ABRAXANE®	17,381	84,363	(66,982)	(79.4)%
XGEVA®	3,051	—	3,051	NM
Total product revenue	$208,774	$165,704	$43,070	26.0%
Net product revenue increased 26.0% to $208.8 million for the nine months ended September 30, 2020, compared to $165.7 million in the prior year period, primarily due to sales of tislelizumab in China in 2020, as well as sales of BRUKINSA® in the United States and China, partially offset by decreased sales of ABRAXANE® and REVLIMID®. Product revenues in the nine months ended September 30, 2020 were positively impacted by sales of our internally developed products, tislelizumab and BRUKINSA®, as well as initial sales of Amgen's XGEVA®. Product revenue for tislelizumab reflects sales since its launch in China in March 2020, product revenue for BRUKINSA® reflect sales since its launch in China in June 2020, as well as sales in the United States during the period, and revenue for XGEVA® reflect sales since July 2020. Product revenues in the nine months ended September 30, 2020 were negatively impacted by the COVID-19 pandemic, increased generic competition, and the suspension of ABRAXANE® in China by the NMPA in March 2020.
We expect product revenue from our in-licensed products to continue to be impacted by the NMPA’s suspension of the importation, sales and use of ABRAXANE® in China in March 2020 and the subsequent voluntary recall of ABRAXANE® by BMS, as well as increased competition from generic products for REVLIMID® and the loss of VBP status for VIDAZA®. Although the impact of COVID-19 on commercial activities in China lessened in the second quarter of 2020 compared to the first quarter of 2020, there remains uncertainty regarding the future impact of the pandemic both in China and the United States, as well as globally. We do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE®.

We did not have any collaboration revenue for the nine months ended September 30, 2020, due to the termination of the collaboration agreement with BMS for tislelizumab in the second quarter of 2019.
Cost of Sales
Cost of sales decreased to $49.6 million for the nine months ended September 30, 2020 from $53.2 million for the nine months ended September 30, 2019, primarily due to a decreased volume of in-licensed sales compared to the prior year period.
Research and Development Expense
Research and development expense increased by $295.3 million, or 45.8%, to $939.3 million for the nine months ended September 30, 2020 from $644.1 million for the nine months ended September 30, 2019. The following table summarizes external clinical, external non-clinical and internal research and development expense for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended
	September 30,		Changes
	2020	2019	$	%

	(dollars in thousands)
External cost of development programs	$347,953	$338,699	$9,254	2.7%
Upfront license fees and milestones	115,500	30,000	85,500	285.0%
Amgen co-development expense[1]	87,498	—	87,498	NM
Internal research and development expenses	388,389	275,380	113,009	41.0%
Total research and development expenses	$939,340	$644,079	$295,261	45.8%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the nine months ended September 30, 2020 totaled $172.8 million, of which $87.5 million was recorded as R&D expense. The remaining $85.3 million was recorded as a reduction of the R&D cost share liability.
The increase in research and development expenses for the nine months ended September 30, 2020 was primarily attributable to:
•an increase of $87.5 million related to expense recognized on co-development fees to Amgen;
•an increase of $85.5 million related to license fees and milestone payments under collaboration agreements; and
•an increase of $9.3 million in external clinical program costs, primarily due to the continued enrollment and expansion of pivotal clinical trials for the zanubrutinib program and increases due to the expansion and advancement of and manufacturing costs for our earlier-stage clinical drug candidates.
Internal research and development expense increased $113.0 million and was primarily attributable to the expansion of our global development organization and the continued development of our clinical and preclinical drug candidates, and included the following:
•$44.7 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$36.9 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$14.9 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population; and
•$21.2 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization.
These expense increases were partially offset by $4.7 million decrease of consulting fees, which was primarily attributable to decreased travel and meeting expense related to scientific, regulatory and development consulting activities.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $147.1 million, or 60.1%, to $392.0 million for the nine months ended September 30, 2020, from $244.9 million for the nine months ended September 30, 2019. The increase was primarily attributable to the following:
•$79.7 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China and the United States and the hiring of more personnel to support our growing business;
•$42.6 million increase of professional fees and consulting for general and administrative activities, including legal, recruiting, information technology, tax, accounting and audit services, primarily in connection with our growing business;
•$25.6 million increase in external commercial expenses, including selling and marketing, market access studies, meeting and seminar expenses, promotional activities, and sponsorship and grant expenses;
•$23.3 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population; and
•$24.1 million decrease in facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China and the United States.
Interest (Expense) Income, Net
Interest income, net decreased by $2.4 million, or 24.9%, to $7.2 million for the nine months ended September 30, 2020, from $9.6 million for nine months ended September 30, 2019. The decrease in interest income, net was primarily attributable to income on cash and short-term investment balances exceeding interest expense on our long-term debt by a smaller margin as compared to the prior year period.
Other Income (Expense), Net
Other income, net increased to $29.4 million of net other income for the nine months ended September 30, 2020, from $1.0 million of net other expense for the nine months ended September 30, 2019. The increase was mainly attributable to the gain recognized in conjunction with the deconsolidation of MapKure, unrealized gains on equity securities and realized gains on sales of available-for-sale securities, as well as decreased foreign currency exchange losses.
Income Tax Benefit
Income tax benefit was $8.3 million for the nine months ended September 30, 2020, as compared to $0.6 million for the nine months ended September 30, 2019. The income tax benefit for the nine months ended September 30, 2020 was primarily attributable to the tax benefit of U.S. stock-based compensation deductions, in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses. The income tax benefit for the nine months ended September 30, 2019 was primarily attributable to research and development tax credits, the tax benefit of deferred U.S. stock based compensation deductions, valuation allowance release and special tax deductions and incentives in the U.S and China.
Liquidity and Capital Resources
Since our inception in 2010, we have incurred annual net losses and negative cash flows from our operations. Substantially all of our operating losses have resulted from the funding of our research and development programs and selling, general and administrative expenses associated with our operations. We incurred net losses of $426.6 million and $1,127.9 million, respectively, for the three and nine months ended September 30, 2020, and net losses of $308.7 million and $562.7 million for the three and nine months ended September 30, 2019. As of September 30, 2020, we had an accumulated deficit of $3.1 billion. Our primary use of cash is to fund our research and development activities and to support the commercialization of our products in China and the United States and planned additional product launches. Our operating activities used $951.1 million and $483.1 million during the nine months ended September 30, 2020 and 2019, respectively. We have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaboration agreements, together with product sales since September 2017.
As of September 30, 2020, we had cash, cash equivalents, restricted cash, and short-term investments of $4.7 billion. Restricted cash of $5.2 million primarily consists of RMB-denominated cash deposits pledged in designated bank accounts as collateral for bank loans and letters of credit. On July 15, 2020, we received approximately $2.1 billion from a registered direct offering of ordinary shares to certain existing investors, which is reflected in our financial statements for the three and nine months ended September 30, 2020.
The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$620,775	$740,713
Net cash used in operating activities	(951,127)	(483,088)
Net cash (used in) provided by investing activities	(3,081,441)	578,055
Net cash provided by financing activities	4,877,168	83,482
Net effect of foreign exchange rate changes	4,340	(18,339)
Net increase in cash, cash equivalents, and restricted cash	848,940	160,110
Cash, cash equivalents and restricted cash at end of period	$1,469,715	$900,823
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
Operating Activities
Operating activities used $951.1 million of cash in the nine months ended September 30, 2020, which resulted principally from our net loss of $1,127.9 million, partially offset by a decrease in our net operating assets and liabilities of $43.5 million, which includes $36.6 million of accrued interest paid to Guangzhou High-tech Zone Technology Holding Group Co., Ltd. ("GET") in connection with the repayment of the Shareholder Loan, and by non-cash charges of $133.3 million related primarily to stock-based compensation expense, depreciation and amortization and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to an increase of $137.9 million in accounts payable and accrued expenses related to external research and development costs, which includes our co-development obligations to Amgen, a decrease of $10.5 million in accounts receivable, net, and an increase in operating lease liabilities of $5.3 million, all of which had a positive impact on operating cash flow. These cash inflows were partially offset by an increase of $52.9 million in prepaid expenses and other current assets primarily related to prepayments to CROs for clinical trials, a decrease in other long-term liabilities of $26.8 million, an increase of $6.0 million in other non-current assets, an increase of $5.2 million in operating lease right-of-use assets, a decrease of $12.3 million in taxes payable, and an increase of $7.0 million in inventory, all of which had a negative impact on operating cash flow. Our non-cash charges and other adjustments to our net loss during the nine months ended September 30, 2020 primarily consisted of $134.0 million of share-based compensation expense, $89.5 million of acquired in-process research and development related to license agreements in the period, and $24.0 million of depreciation and amortization expense, offset by $85.3 million for amortization of a research and development cost share liability related to the Amgen collaboration, and $10.0 million of unrealized gains from equity method investments.
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
Investing Activities
Investing activities used $3.1 billion of cash in the nine months ended September 30, 2020, consisting of $4.9 billion in purchases of investment securities, $89.5 million of acquired in-process research and development, capital expenditures of $82.8 million, and cash outflows for the deconsolidation of a subsidiary of $2.0 million, all of which were offset by sales and maturities of investment securities of $2.0 billion.
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
Financing Activities
Financing activities provided $4.9 billion of cash in the nine months ended September 30, 2020, consisting primarily of $2.8 billion received from our collaboration with Amgen, of which $2.2 billion was recorded as equity, and $0.6 billion was recorded as a research and development cost share liability. Additionally, we received $2.1 billion from a registered direct offering of ordinary shares to certain existing investors, $75.8 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, $64.3 million from proceeds a of long-term loans, and $49.0 million from proceeds of short-term bank loans. These inflows were partially offset by the repayment of the Shareholder Loan principal with GET and the $28.7 million prepayment of the remaining 5% minority interest in BeiGene Biologics. In October 9, 2020, the Company drew down $198.3 million of additional debt related to the JV share repurchase and Shareholder Loan repayment.
Financing activities provided $83.5 million of cash in the nine months ended September 30, 2019, consisting of $67.5 million from a long-term bank loan to fund our Guangzhou manufacturing facility, a $4.0 million capital contribution from investors for the noncontrolling interest of MapKure, LLC, and $20.4 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan. These sources of cash were partially offset by a $8.4 million repayment of a bank loan for our Suzhou manufacturing facility.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. Since the reporting currency of the Company is the U.S. dollar, periods of volatility may have a significant impact on our consolidated cash balances.
Operating Capital Requirements
We have exclusive rights to distribute and promote three of BMS’s approved cancer therapies in China, for which we began recognizing revenue in the third quarter of 2017. We also have exclusive rights to distribute and promote Amgen’s commercial-stage oncology products XGEVA®, KYPROLIS® and BLINCYTO® for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. We commenced sales of XGEVA® in China in the third quarter of 2020. We launched BRUKINSA® in the United States in November 2019 and launched tislelizumab in China in March 2020 and BRUKINSA® in China in July 2020. However, we do not expect to generate significant revenue from product sales of our internally developed drugs and drug candidates unless and until we obtain regulatory approvals for additional indications of our currently approved drugs. We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our drugs and drug candidates, commercialize our approved products and prepare for commercialization and begin to commercialize any future approved products. As a growing public company, we will continue to incur additional costs associated with our operations. In addition, we expect to incur significant commercialization expenses for product sales, marketing and manufacturing of our in-licensed drug products as well as our internally developed products that are either approved or in late-stage clinical trials. We may need additional funding prior to generating sufficient cash from operations to fund our continuing operations.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2020, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We expect that our expenses will continue to increase substantially as we fund our ongoing research and clinical development efforts, including our ongoing and planned pivotal trials for zanubrutinib, tislelizumab and pamiparib, both in China and globally, and the shared development costs of a portfolio of Amgen's oncology pipeline products and additional in-licensed drug candidates; our other ongoing and planned clinical trials; regulatory filings and registration of our late-stage drug candidates; expansion of our commercial operations in China and the U.S. and the launch of our in-licensed commercial drug portfolio and late-stage drug candidates globally; business development and manufacturing activities; and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we expect in our current operating plan. Because of the numerous risks and uncertainties associated with the development and commercialization of our drugs and drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drugs and drug candidates.
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
•the extent to which we acquire or in-license other products, and technologies; and
•our ability to maintain and establish licensing and collaboration arrangements on favorable terms, if at all.
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

Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at September 30, 2020:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$46,602	$15,573	$22,052	$8,611	$366
Purchase commitments	142,858	46,568	51,330	23,240	21,720
Debt obligations	201,773	50,222	22,313	43,816	85,422
Co-development funding commitment	1,077,206	151,956	633,500	291,750	—
Capital commitments	63,125	63,125	—	—	—
Total	$1,531,564	$327,444	$729,195	$367,417	$107,508
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
Purchase Commitments
As of September 30, 2020, purchase commitments amounted to $142.9 million, of which $103.2 million related to minimum purchase requirements for supply purchased from CMOs and $39.7 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations
Short-term Loans
On January 13, 2020, BeiGene (Shanghai) Co., Ltd. entered into a one-year loan agreement with China Industrial Bank to borrow up to RMB200.0 million at a fixed interest rate of 5.6%. During the nine months ended September 30, 2020, we drew down $20.1 million (RMB140.0 million) of the loan. Interest will be paid quarterly until the loan is fully settled. As of September 30, 2020 the amount outstanding under the loan agreement was $20.6 million (RMB140.0 million).
On May 21, 2020, BeiGene (Beijing) Co., Ltd. entered into a one-year loan agreement with China Merchants Bank to borrow up to RMB100.0 million. During the nine months ended September 30, 2020, we drew down the full amount of the loan of $14.2 million (RMB100.0 million) at an average interest rate of 4.5%. Interest will be paid quarterly until the loan is fully settled. As of September 30, 2020 the amount outstanding under the loan agreement was $14.7 million (RMB100.0 million).
On June 11, 2020, BeiGene (Beijing) Co., Ltd. entered into a one-year loan agreement with China Industrial Bank to borrow up to $26.5 million (RMB180.0 million) for general working capital purposes. The loan is secured by our research and development facility in Beijing and the associated land use right owned by our subsidiary Beijing Innerway Bio-tech Co., Ltd. On September 8, 2020, the Company drew down $14.6 million (RMB100.0 million) of the loan at a fixed interest rate of 4.4%. Interest will be paid quarterly until the loan is fully settled. As of September 30, 2020 the amount outstanding under the loan agreement was $14.7 million (RMB100.0 million).
Long-term Loans
On April 4, 2018, BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory") entered into a nine-year loan agreement with China Construction Bank to borrow RMB580.0 million at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by BeiGene Guangzhou Factory’s land use right and certain Guangzhou Factory fixed assets of the first phase of the Guangzhou manufacturing facility build out with a total carrying amount of $142.1 million. Interest expense will be paid quarterly until the loan is fully settled. As of September

30, 2020, we have drawn down the entire $85.4 million (RMB580.0 million) in aggregate principal amount of this loan. The loan interest rate was 4.9% for the nine months ended September 30, 2020, and the maturity dates range from 2021 to 2027.
On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1.1 billion at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan will be secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility build out. Interest is paid quarterly until the loan is fully settled. As of September 30, 2020, we have drawn down $51.5 million (RMB350.0 million) of the loan. The loan interest rate was 4.4% for the nine months ended September 30, 2020, and the maturity dates range from 2022 to 2029.
On September 24, 2020, BeiGene, Ltd. entered into a loan agreement with China Minsheng Bank ("Senior Loan") for a total loan facility of up to $200.0 million, of which $120.0 million will be used to fund the JV share purchase and repayment of the shareholder loan and $80.0 million will be used toward general working capital purposes. The Company did not draw down any amount of the Senior Loan as of September 30, 2020. On October 9, 2020, the Company drew down $80.0 million of the working capital facility and $118.3 million of the acquisition facility to be used for the JV share repurchase.
On September 24, 2020, BeiGene Biologics entered into a loan agreement with Zhuhai Hillhouse for a total loan facility of $73.6 million (RMB500.0 million), of which $14.7 million (RMB100.0 million) may be used for general corporate purposes and $58.9 million (RMB400.0 million) can only be applied towards the repayment of the Senior Loan, including principal, interest and fees. The loan matures at the earliest of approximately 37 months from the date of draw down, one month after the final Senior Loan maturity date or 10 business days after the Senior Loan is fully repaid. We drew down the first tranche of $14.7 million (RMB100.0 million) on September 30, 2020 at an interest rate of 5.8%. Interest will be paid quarterly until the loan is fully settled.
Co-development funding commitment
    Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of September 30, 2020, our remaining co-development funding commitment was $1.08 billion.
Capital Commitments
We had capital commitments amounting to $63.1 million for the acquisition of property, plant and equipment as of September 30, 2020, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility in Guangzhou, China.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. We evaluate our estimates and judgments on an ongoing basis, and our actual results may differ from these estimates. These include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, estimating the incremental borrowing rate for operating lease liabilities, identifying separate accounting units and the standalone selling price of each performance obligation in the Company's revenue arrangements, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets and the fair value of financial instruments. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2020, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
For new accounting policies adopted during the three and nine months ended September 30, 2020 , see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.5 billion and $618.0 million, restricted cash of $5.2 million and $2.8 million, and short-term investments of $3.3 billion and $364.7 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the majority of our cash and cash equivalents is held in U.S. treasury securities and U.S. money market funds. We also have cash and cash equivalent deposits with various major reputable financial institutions located both within and outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit. At September 30, 2020, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates which are affected by changes in the general level of PRC and U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of September 30, 2020 by $4.3 million.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and

China’s foreign exchange prices. From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For the RMB against U.S. dollars, there was appreciation of approximately 2.5% in the nine months ended September 30, 2020 and depreciation of approximately 1.3% in the year ended December 31, 2019, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 30, 2020, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 26, 2020, following the suspension and recall of ABRAXANE in China supplied to us by Celgene Logistics Sàrl, a Bristol Myers Squibb company (referred to elsewhere in this report as BMS, but for this paragraph only, “Celgene”), we initiated an arbitration proceeding at the International Chamber of Commerce (the “ICC”) against Celgene asserting that it had breached and continues to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and Celgene in July 2017 and a related quality agreement (collectively, the “Celgene License”). Under the Celgene License, we allege that Celgene is obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE to us. In the arbitration proceeding, we are seeking a declaration that Celgene is in breach of the Celgene License, an award of damages as a result of the breach in an amount to be determined, and such other relief as the ICC deems appropriate. Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $17 million in costs that it incurred as part of the ABRAXANE recall. We believe that the allegations contained in the counterclaim are without merit and intend to defend the counterclaim vigorously. We cannot predict at this point the length of time that this arbitration proceeding will be ongoing or the outcome.
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
In October 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA® (which we started commercializing in China in July 2020), KYPROLIS® and BLINCYTO® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products, and the agreement became effective on January 2, 2020. In connection with this strategic collaboration, we are authorized to commercialize the oncology products of Amgen in China for five or seven years and have the option to retain one of the three oncology products to commercialize for as long as the product is sold in China. For each pipeline product that is approved in China, we will also have the right to commercialize the pipeline product for seven years in China and the right to retain approximately one of every three approved pipeline assets, other than sotorasib (AMG 510), Amgen's investigational KRAS G12C inhibitor, for commercialization in China.
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
*If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We have and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including the size and nature of the patient population and the patient eligibility criteria defined in the protocol, competition from competing companies, and natural disasters or public health epidemics, such as the COVID-19 pandemic.
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
Although China recently adopted changes to its patent law to include patent term extension and an early resolution mechanism for pharmaceutical patent disputes starting in June 2021, key provisions of the law remain unclear and/or subject to implementing regulations. The absence of strong regulatory exclusivity for pharmaceutical products in China could further increase the risk of early generic competition with our products in China.
In the United States, the Federal Food, Drug, and Cosmetic Act, as amended by the law commonly referred to as the “Hatch-Waxman Amendments,” provides the opportunity for patent-term restoration of up to five years to reflect patent term lost during certain portions of product development and the FDA regulatory review process. The Hatch-Waxman Amendments also have a process for patent linkage, pursuant to which FDA will stay approval of certain follow-on applications during the pendency of litigation between the follow-on applicant and the patent holder or licensee, for a period up to 30 months. Finally, the Hatch-Waxman Amendments provide for regulatory exclusivity that can prevent submission or approval of certain follow-on marketing applications. For example, federal law provides a five-year period of exclusivity within the United States to the first applicant to obtain approval of a new chemical entity (as defined) and three years of exclusivity protecting certain innovations to previously approved active ingredients where the applicant was required to conduct new clinical trials to obtain approval for the modification. Similarly, the Orphan Drug Act provides seven years of market exclusivity for certain drugs to treat rare diseases, where FDA designates the drug candidate as an orphan drug and the drug is approved for the designated orphan indication. These provisions, which are designed to promote innovation, can prevent competing products from entering the market for a certain period of time after FDA grants marketing approval for the innovative product.
In China, however, there is no currently effective law or regulation providing patent term extension, patent linkage, or data exclusivity (referred to as regulatory data protection). Therefore, a lower-cost generic drug can emerge onto the market much more quickly. Chinese regulators have set forth a framework for integrating patent linkage and data exclusivity into the Chinese regulatory regime, as well as for establishing a pilot program for patent term extension. The Economic and Trade Agreement Between the United States of America and the People's Republic of China announced in January 2020 (the "Trade Agreement") also provides for a mechanism for early resolution of patent disputes and patent term extension systems. To be implemented, this framework will require adoption of legislation and regulations. Additionally, on October 17, 2020, the Standing Committee of the National People’s Congress adopted amendments to Patent Law (the “Amended PRC Patent Law”), which will become effective on June 1, 2021. The Amended PRC Patent Law contains both patent term extension and a mechanism for early resolution of patent disputes, which may be comparable to patent linkage in the United States. However, the provisions for patent term extension and an early resolution mechanism are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and implementation. Moreover, it is not clear whether the amendments will apply to biologics as well as to small molecule drugs. Until the relevant implementing regulations for patent term extension and an early resolution mechanism in the Amended PRC Patent Law are implemented, and until data exclusivity is adopted and implemented, we may be subject to earlier generic competition in China than in the United States and other jurisdictions with stronger regulatory data protection for pharmaceutical products
Chinese manufacturing facilities have historically experienced issues operating in line with established GMPs and international best practices, and passing FDA, NMPA and EMA inspections, which may result in a longer and costlier current GMP inspection and approval process by the FDA, NMPA or EMA for our Chinese manufacturing processes and third-party contract manufacturers.
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
Numerous drug-related AEs and serious AEs ("SAEs") have been reported in our clinical trials. Some of these events have led to patient deaths. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such disclosure speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events ("IRAEs") have been associated with treatment with checkpoint inhibitors such as tislelizumab, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.
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
In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-

consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our drugs on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.
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
Furthermore, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, proposed bills or announced plans intended to, among other things, bring more transparency to drug pricing, set patient spending caps, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer’s patient programs, reform government program reimbursement methodologies for drug products, allow import of lower-priced drugs from other countries, and set prices based on international reference pricing in other countries. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be.
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
Additionally, the current administration has taken action on prescription drug prices via executive orders (“EO”) which will need to be implemented by the U.S. Department of Health and Human Services (“HHS”). Specifically, the EOs instruct HHS to promulgate a “most favored nations” pricing mechanism for Medicare Part B through a Centers for Medicare and Medicaid Services demonstration project. The EO also instructs HHS, through the same mechanism, to determine the feasibility of a similar program for Medicare Part D. The current administration has also targeted the elimination of manufacturer rebates in Medicare Part D and to allow the importation of prescription drugs from Canada. HHS has moved forward with rules for importation but has not released additional details via rulemaking or other public actions/statements regarding the other initiatives. The election results are expected to have a significant impact in determining if any of these proposals continue in their current form. Therefore, at this time, it is not clear what, if any, effect these measures may have on our business if we receive coverage for our drugs and drug candidates.

In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. The PRC Ministry of Human Resources and Social Security or provincial or local human resources and social security authorities, together with other government authorities, review the inclusion or removal of drugs from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the "NRDL"), or provincial or local medical insurance catalogues for the National Medical Insurance Program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that our drugs and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have been typically generic and essential drugs. Innovative drugs similar to our drugs and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. In September 2020, we were informed that BRUKINSA®, tislelizumab and XGEVA® have been included for the NDRL negotiation for certain approved indications. If any of these drugs are not included in the NRDL, the revenues for such drugs could be limited, which could have a material adverse effect on our business, financial condition and results of operations. Even if such drugs are included in the NRDL, they may be included at prices that are significantly lower than our current prices, reducing our margins, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, in January 2019, the Chinese government launched a national program for volume-based, centralized drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. The program was initially rolled out in 11 pilot cities and was expanded nationwide in September 2019. Under the program, one of the key determining factors for a successful bid is the price. The government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in January 2020, ABRAXANE® and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE® under the government contract that would have been significantly lower than the price that we have been charging in 2019 and into 2020. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in mainland China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working closely with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. In August 2020, VIDAZA® and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA® which has resulted in the drug being restricted from use in public hospitals, which account for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations.
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
Investment in pharmaceutical drug development is highly speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $3.1 billion and $2.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $750.3 million and provided $547.7 million of net cash during the years ended December 31, 2019 and 2018, respectively, and used $951.1 million and $483.1 million of net cash during the nine months ended September 30, 2020 and 2019, respectively. We recorded negative net cash flows from operating activities in 2019 and 2018 primarily due to our net losses of $950.6 million and $674.0 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. In January 2020, we received gross proceeds of approximately $2.8 billion from the issuance of our ordinary shares in the form of ADSs to Amgen. Under the collaboration with Amgen, we will equally share profits/losses with Amgen for Amgen’s oncology products in China during each product’s respective commercialization period and will also be eligible to receive royalties on sales of Amgen’s products in China or outside of China in the future, based on specified terms. In July 2020, we completed a registered direct offering of 145,838,979 ordinary shares to eight existing investors, including entities associated with Hillhouse Capital and Baker Bros. Advisors LP, as well as Amgen, and received net proceeds of approximately $2.1 billion.
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.5 billion, $618.0 million and $712.9 million, restricted cash of $5.2 million, $2.8 million and $27.8 million and short-term investments of $3.3 billion, $364.7 million and $1.1 billion at September 30, 2020, December 31, 2019 and 2018, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of September 30, 2020 and December 31, 2019, our short-term investments consisted of U.S. Treasury securities.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of any drugs or drug candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of drug approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, although China has amended its patent law, effective on June 1, 2021, to include patent term extension, the patent term extension provision of the law is unclear and/or remains subject to the approval of implementing regulations that have not yet been proposed, leading to uncertainty about its scope and implementation. As a result, the patents we have in the PRC are not yet eligible to be extended for patent term lost during clinical trials and the regulatory review process. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
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
•a collaborator with marketing and distribution rights to one or more drugs may not commit sufficient resources to their marketing and distribution or may set prices that reduce the profitability of the drugs;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability; for example, the China patents for Kyprolis® (carfilzomib) are in an invalidation proceeding brought by another company and if such patents are not successfully defended we could face generic competition in China sooner than expected, which would have a material adverse effect on any potential sales of Kyprolis® in China, once approved;
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
At the beginning of 2019, we had 2,070 employees, and we ended the year with 3,359 employees, an increase of approximately 62%. As of September 30, 2020, we had approximately 4,600 employees. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, manufacturing, sales, marketing, financial and other personnel. Our recent growth and any future growth will impose significant added responsibilities on members of management, including:

•identifying, recruiting, integrating, maintaining, and motivating additional employees;
•managing the growth in our research, clinical operations, commercial, and supporting functions;
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
In addition, if we undertake acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For example, in connection with the Amgen transaction, we issued to Amgen a total of 206,635,013 ordinary shares in the form of ADSs, representing 20.5% of the issued share capital of the Company after giving effect to the share issuance, which resulted in Amgen becoming our largest shareholder and the ownership of our existing shareholders being diluted.
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
In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could cause loss of data, damage to system and data and leave us unable to utilize key business systems or access important data needed to operate our business, including conducting research and development, gaining regulatory approval for our drug candidates or manufacturing and selling our products. Our CROs, CMOs or other collaborators, contractors or consultants have and in the future may face similar risks, and service disruptions or security breaches of their systems could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information or expose our confidential data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we and our third-party vendors have on occasion experienced, and will continue to experience, threats to our or their data and systems, including malicious codes and viruses, phishing, business email compromise attacks, ransomware, or other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our CROs, CMOs and other collaborators, contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, ransomware, industrial espionage attacks or insider threat attacks that could adversely affect our business and operations and/or result in the loss or exposure of critical, proprietary, private, confidential or otherwise sensitive data, which could result in financial, legal, business or reputational harm to us.
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
In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in China. For example, the Regulation on the Administration of Human Genetic Resources promulgated by the State Council (the “HGR Regulation”), which became effective on July 1, 2019, applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by foreign entities and individuals from sampling or biobanking any China HGR in China and require approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross-border transfer of the HGR material is required, and transfer of China HGR data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that foreign parties should ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. For information about applications under the HGR Regulation for clinical studies in China that are part of the Amgen-BeiGene Collaboration, see the risk factor entitled “If we are not able to successfully develop and commercialize Amgen’s oncology products in China, the expected benefits of the collaboration will not materialize."
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

To further tighten the control of China HGR, the Standing Committee of China’s National People's Congress (“NPC”) issued the draft Eleventh Amendment to the Criminal Code on July 3, 2020, proposing to criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to foreign parties or entities established or actually controlled by them without going through security review and assessment. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to 7 years, and/or a criminal fine. In October 2020, the Standing Committee of the NPC adopted the Biosecurity Law, which will become effective on April 15, 2021. The Biosecurity Law will establish an integrated system to regulate biosecurity-related activities in China, including, among others, the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declares that China has sovereignty over its HGR, and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China.Though the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by China’s highest legislative authority, it gives China’s major regulatory authority of HGR, i.e., the Ministry of Science and Technology, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will evolve and become even more rigorous and sophisticated. In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.
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
In December 2019, the COVID-19 outbreak began to impact the population in China and since January 2020, the COVID-19 outbreak has been spreading around the world. The continued spread of COVID-19 has negatively impacted our business and results of operations, including commercial sales, regulatory interactions, inspections, and filings, and clinical trial recruitment, participation and data read outs. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely. We have suspended or limited non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism or employee turnover, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our business, results of operations, and financial condition.

The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the United States, China, Europe and other geographies where we or our third party suppliers and contract manufacturers or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions and a "second wave" of COVID-19 cases could have a widespread impact on our business and results of operations depending on where infection rates are the highest. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations, and financial condition.

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
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on (i) the commercialization of Amgen’s oncology products XGEVA®, KYPROLIS® and BLINCYTO® in China, and (ii) the global development and commercialization in China of a portfolio of Amgen clinical- and late-preclinical-stage pipeline products. In April 2020, two Amgen oncology pipeline assets were removed from the collaboration due to portfolio prioritization, and the parties expect that the development plan for the assets in the portfolio will continue to evolve over time. Amgen has advised us that its applications to the Human Genetic Resources Administration of China ("HGRAC") to obtain approval to conduct clinical studies in China for assets that are part of the Amgen-BeiGene Collaboration, including its application for sotorasib (AMG 510), a first-in-class investigational KRAS G12C inhibitor, are currently delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. BeiGene and Amgen continue to plan for the commencement of these clinical trials while Amgen awaits further information from HGRAC. We do not expect this to affect the conduct of the clinical trials in China for our drug candidates other than assets that are part of the Amgen-BeiGene collaboration. The Amgen transaction involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of September 30, 2020 and December 31, 2019, these restricted assets totaled $158.7 million and $109.6 million, respectively.
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
Local governments in the PRC have granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grants and subsidies recognized in the income statement for the nine months ended September 30, 2020 and 2019, and the years ended December 31, 2019 and 2018 were $7.2 million, $3.0 million, $6.2 million and $4.4 million, respectively.

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
We are currently evaluating the potential impact of these executive and legislative proposals on our business and considering potential contingency plans, such as engaging an independent registered public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements and standards. However, any such efforts, if available, will take time for us to implement and ultimately may not be successful, depending on the final terms of the executive orders or legislation that might become effective and any corresponding regulations, interpretations, and enforcement. If any such policies were to materialize, the resulting executive orders or legislation, if they were to apply to us and we were unable to adopt effective contingency plans, would likely have a material adverse impact on our business and the price of our ADSs and ordinary shares.

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
As of October 31, 2020, 1,182,916,659 ordinary shares, par value $0.0001 per share, were outstanding, of which 966,419,675 ordinary shares were held in the form of 74,339,975 ADSs, each representing 13 ordinary shares.
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
In connection with our Hong Kong public offering in 2018, we established a branch register of members in Hong Kong (the “Hong Kong share register”). Our ordinary shares that are traded on the HKEx, including those that may be converted from ADSs, are registered on the Hong Kong share register, and the trading of these ordinary shares on the HKEx are subject to the Hong Kong stamp duty. To facilitate ADS to ordinary share conversion and trading between the Nasdaq and the HKEx, we moved a portion of our issued ordinary shares from our Cayman share register to our Hong Kong share register.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 69% of our outstanding ordinary shares as of October 31, 2020. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” (“PFIC”) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the current and expected composition of our income and assets (taking into account the proceeds from the registered direct offering completed in July 2020), we do not presently expect to be a PFIC for the current taxable year. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years. We believe that we were not a PFIC for the taxable year ended December 31, 2019.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Form of Share Purchase Agreement dated July 12, 2020 by and among the Registrant and Purchasers		8-K (Exhibit 10.1)	7/13/2020	001-37686
10.2	Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and between the Registrant and Amgen Inc.		8-K (Exhibit 10.1)	9/24/2020	001-37686
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: November 5, 2020	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)