Form 10-K
period 2020-12-31
BeiGene, Ltd.
filed 2021-02-25
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of American Depositary Shares (“ADSs”), each representing 13 ordinary shares, held by non‑affiliates of the registrant was approximately $7.2 billion, based upon the closing price of the registrant’s ADSs on the NASDAQ Global Select Market on June 30, 2020.
As of February 12, 2021, 1,190,821,941 ordinary shares, par value $0.0001 per share, were outstanding, of which 963,301,885 ordinary shares were held in the form of 74,100,145 ADSs.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
Forward looking statements are often identified by the use of words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain those identifying words. These forward‑looking statements include, among other things, statements about:
•our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines;
•our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license;
•our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved;
•our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved;
•the pricing and reimbursement of our medicines and drug candidates, if approved;
•the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs;
•our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals;
•our reliance on the success of our clinical stage drug candidates;
•our plans, expected milestones and the timing or likelihood of regulatory filings and approvals;
•our expectations about the successful restoration of supply of ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension) in China;
•the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology;
•the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology;
•our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
•costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims;
•regulatory developments in the United States, China, the United Kingdom, Switzerland, the European Union ("EU") and other jurisdictions;
•the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing;
•the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements;
•our ability to maintain and establish collaborations or licensing agreements;
•our reliance on third parties to conduct drug development, manufacturing and other services;

•our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale;
•the rate and degree of market access and acceptance and the pricing and reimbursement of our medicines and drug candidates, if approved;
•developments relating to our competitors and our industry, including competing therapies;
•the size of the potential markets for our medicines and drug candidates and our ability to serve those markets;
•our ability to effectively manage our growth;
•our ability to attract and retain qualified employees and key personnel;
•statements regarding future revenue, hiring plans, key milestones, expenses, capital expenditures, capital requirements and share performance;
•the future trading price of our American Depositary Shares ("ADS") and ordinary shares and impact of securities analysts’ reports on these prices;
•the impact of the COVID-19 pandemic on our clinical development, regulatory, commercial and other operations; and
•other risks and uncertainties, including those listed under “Part I-Item 1A-Risk Factors.”
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

Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our ADSs or ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are summarized in “Part I – Item 1A – Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our ADSs or ordinary shares.
•Our medicines may fail to achieve and maintain the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
•We have limited experience in launching and marketing our internally developed and in-licensed medicines. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our medicines, we may not be able to generate substantial product sales revenue.
•The market opportunities for our medicines may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
•We face substantial competition, which may result in others discovering, developing, or commercializing competing medicines before or more successfully than we do.
•If we are not able to continue to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our medicines and drug candidates, and our ability to generate revenue will be materially impaired.
•We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our commercial products and clinical supplies, and if they fail to meet their obligations, the development and commercialization of our medicines and drug candidates could be adversely affected.
•If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate level of reimbursement, our commercial success and business operations could be adversely affected.
•We depend substantially on the success of the clinical development of our medicines and drug candidates. If we are unable to successfully complete clinical development, obtain additional regulatory approvals and commercialize our medicines and drug candidates, or experience significant delays in doing so, our business will be materially harmed.
•Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•All material aspects of the research, development, manufacturing and commercialization of pharmaceutical products are heavily regulated, and we may face difficulties in complying with or be unable to comply with such regulations, which could have a material adverse effect on our business.
•The approval processes of regulatory authorities in the United States, China, Europe and other comparable regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
•Our medicines and any future approved drug candidates will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines and drug candidates.

•Even if we are able to commercialize our medicines and any approved drug candidates, the medicines may become subject to unfavorable pricing regulations or third-party reimbursement practices or healthcare reform initiatives, which could harm our business.
•We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may not become profitable.
•We have a limited experience in obtaining regulatory approvals and commercializing pharmaceutical products, which may make it difficult to evaluate our current business and predict our future performance.
•We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development of our drug candidates or achieve profitability.
•If we are unable to obtain and maintain patent protection for our medicines and drug candidates through intellectual property rights, or if the scope of such intellectual property rights obtained is not sufficiently broad, third parties may compete against us.
•If we fail to maintain an effective distribution channel for our medicines, our business and sales could be adversely affected.
•We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
•If third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition could be adversely affected.
•We have entered into licensing and collaboration arrangements and may enter into additional collaborations, licensing arrangements, or strategic alliances in the future, and we may not realize the benefits of such arrangements.
•If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.
•We have significantly increased and expect to continue to increase our research, development, manufacturing, and commercial capabilities, and we may experience difficulties in managing our growth.
•Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•Our business is subject to complex and evolving industry-specific laws and regulations regarding collection and transfer of personal data. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to our data and other business practices, significant penalties, increased cost of operations, or otherwise adversely impact our business.
•We manufacture some of our medicines and intend to manufacture some of our drug candidates, if approved. Delays in completing and receiving regulatory approvals for our manufacturing facilities, or damage to, destruction of or interruption of production at such facilities, could delay our development plans or commercialization efforts.
•Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.
•The audit report included in our Annual Report on Form 10-K filed with the SEC is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board, and as such, investors are deprived of the benefits of such inspection.
•The trading prices of our ordinary shares and/or ADSs can be volatile, which could result in substantial losses to you.

PART I
Unless the context requires otherwise, references in this report to “BeiGene,” the “Company,” “we,” “us,” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.
Item 1. Business
Overview
We are a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and expand access for patients worldwide.
Our research organization has delivered ten molecules into the clinic in our first ten years, including our two lead commercial medicines, BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers, and tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers. We are marketing BRUKINSA® in the world’s two largest pharmaceutical markets, the United States and China, and tislelizumab in China, with an established, science-based commercial organization. We have built state-of-the-art biologic and small molecule manufacturing facilities in China to support the potential future demand of our products, and we also work with high quality contract manufacturing organizations (“CMOs”) to manufacture our internally developed clinical and commercial products.
We are a leader in China-inclusive global clinical development, which we believe can facilitate faster and more cost-effective development of innovative medicines. Our internal clinical development capabilities are deep, including a more than 1,600-person global clinical development team that is running more than 60 ongoing or planned clinical trials. This includes more than 25 pivotal or registration-enabling trials for three product candidates that have enrolled more than 12,000 patients and healthy volunteers, of which approximately one-half have been outside of China, as of January 2021. We have over 45 products and product candidates in commercial stage or clinical development, including 7 approved medicines, 5 pending approval, and over 30 in clinical development.
Supported by our development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis to develop and commercialize innovative medicines globally. Since our inception in 2010 in Beijing, we have become a fully integrated global organization of over 5,300 employees in 14 countries and regions, including China, the United States, Europe and Australia.
Our Strategy
Our mission is to provide access to high-quality, innovative, impactful, and affordable medicines to billions more people globally. We believe that we have built competitive advantages in research, clinical development, manufacturing and commercialization that will drive our business into the future. We intend to continue to develop and expand our competitive advantages and become a global leader by focusing on the following key strategic imperatives:
1.Research and innovation focus. We have built one of the largest research teams in China with more than 450 people and a robust suite of capabilities that fuel our innovation pipeline. To date, our research organization has advanced more than 10 internally discovered molecules into the clinic and, of those programs, two medicines have been approved for commercial use in multiple indications. Our team has discovered promising new drug candidates, including our investigational TIGIT antibody and BCL-2 inhibitor currently in development. We plan to continue to invest in research and innovation with the aim of discovering additional innovative product candidates for patients.
2.World class clinical development. We believe that leveraging our leadership position in China-inclusive clinical development will enable us to develop products with advantages in speed and cost efficiency, while maintaining quality. We plan to continue to invest to in-source our clinical capabilities to mitigate the challenges associated with relying on third-party contract research organizations ("CROs"), with the intention of becoming one of the best clinical development organizations in the world.
3.China commercial leadership. We have built a large commercial team in China, with over 2,200 colleagues spread across the country and organized under experienced executive leadership. We believe that we have established BeiGene as a high-quality, science-driven, leading provider of innovative and affordable medicines in China. We aspire to grow our commercial portfolio through both internal discovery efforts and through in-licensing additional products and product candidates, striving to be a partner of choice and creating mutual benefits with our partners wherever possible. We believe that our commercial capabilities in China, coupled with our China-inclusive clinical development capabilities conducted at global-quality standards, enable us to attract favorable in-licensing opportunities. We plan to further invest in our China commercial organization and create advantages in scale, speed, and quality to establish our commercial leadership in China.
4.Global leadership, access, and reputation. We have launched BRUKINSA® in the United States and built a targeted commercial team focused on medical thought leaders in blood cancer treatments. This competitive foothold is based on the clinical differentiation of our approved products and product candidates and our deep relationships. We aspire to establish our reputation globally as a leading biotechnology company by delivering highly effective and differentiated medicines in the United States, China, Europe and new markets.
5.Broad accessibility. We believe that our commercial scale in China, potentially lower upfront development costs through China-inclusive clinical development, sizeable portfolio of innovative therapies, and overall commercial expertise in serving large, underserved populations give us a unique advantage and create an opportunity for us to be an early mover in providing innovative medicines at affordable prices to many geographies that are not traditionally the focus for pharmaceutical or biotechnology companies. We plan to focus our long-term strategy on seeking approvals of our portfolio compounds globally and building clinical development and commercial capabilities in these markets, either alone or through our collaborators.

Our Commercial and Registration Stage Products
The following table summarizes the status of our commercial products and new products that are pending approval as of February 25, 2021:

PRODUCT	LEAD INDICATIONS	MECHANISM OF ACTION	REGULATORY STATUS	BEIGENE COMMERCIAL RIGHTS	PARTNER
	R/R MCL (U.S.)1 / R/R MCL[2] and R/R CLL/SLL[2] (China)	BTK inhibitor	Approved in the U.S. and China	Global	N/A
tislelizumab[4]	1L Squamous NSCLC/ R/R classical Hodgkin’s lymphoma2 / R/R PD-L1+ urothelial carcinoma[2]	Anti-PD-1 antibody	Approved in China	Outside North America, Japan, EU and six other European countries[4]
pamiparib	2L+ BRCA-mutated ovarian cancer	PARP inhibitor	NDA accepted in China	Global	N/A
	Giant cell tumor of bone2 / Skeletal Related Events (SREs)[2]	Anti-RANK ligand antibody	Approved in China	Mainland China
	Acute lymphocytic leukemia	Anti-CD19 x anti-CD3 bispecific T-cell engager (BiTE)	Approved in China	Mainland China
	Multiple myeloma	Proteasome inhibitor	NDA accepted in China	Mainland China
	Breast cancer	Microtubule inhibitor	Approved in China[3]	Mainland China
	R/R adult multiple myeloma, newly diagnosed multiple myeloma, previously treated follicular lymphoma	Anti-angiogenesis, immuno-modulation	Approved in China	Mainland China
	Myelodysplastic syndromes, acute myeloid leukemia, chronic myelomonocytic leukemia	DNA hypomethylation	Approved in China	Mainland China
	Idiopathic multicentric Castleman disease	IL-6 antagonist	BLA accepted in China	Greater China
	High-risk neuroblastoma	Anti-GD2 antibody	BLA accepted in China	Mainland China
BAT1706 (Avastin biosimilar)	Colorectal, lung, liver cancers	Anti-VEGF antibody	BLA accepted in China	Greater China
1. Approved under accelerated approval. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial 2. Conditionally approved. Full approval for these indications is contingent upon results from ongoing randomized, controlled confirmatory clinical trials. 3. As announced previously, the NMPA suspended the importation, sales and use of ABRAXANE® (nanoparticle albumin-bound paclitaxel) in China supplied to BeiGene by Celgene Logistics Sàrl, a Bristol Myers Squibb (BMS) company. 4. Tislelizumab collaboration with Novartis announced January 2021. The transaction is expected to close in the first quarter of 2021, subject to expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Abbreviations: CLL = chronic lymphocytic leukemia; MCL = mantle cell lymphoma; NSCLC = non-small cell lung cancer; R/R = relapsed / refractory; RT = radiotherapy; SLL = small lymphocytic lymphoma.

We commercialize the following internally developed cancer medicines:
BRUKINSA
BRUKINSA® is a second-generation small molecule BTK inhibitor designed to maximize BTK occupancy and minimize off-target binding effects. We are marketing BRUKINSA® in the U.S. and China. BRUKINSA® received accelerated approval in the United States as a treatment for MCL in adult patients who have received at least one prior therapy (November 2019), as well as conditional approval in China for adult patients with MCL who have received at least one prior therapy and adult patients with CLL or SLL who have received at least one prior therapy (June 2020).
In China, we have filed a supplemental new drug application ("sNDA") for BRUKINSA® for the treatment of patients with relapsed/refractory ("R/R") Waldenström’s macroglobulinemia ("WM"), and that application is pending under priority review. We have also filed additional applications for approval in the European Union ("EU"), Australia and Canada, for R/R WM and Australia, Canada and Israel for R/R mantle cell lymphoma ("MCL"). In December 2020, we announced inclusion of BRUKINSA® in the updated National Reimbursement Drug List ("NRDL") by the China National Healthcare Security Administration ("NHSA") for BRUKINSA®’s approved indications.
Market Opportunity and Competition
Lymphomas are blood-borne cancers involving lymphatic cells of the immune system. They can be broadly categorized into non-Hodgkin’s lymphoma ("NHL") and Hodgkin’s lymphoma ("HL"). Depending on the origin of the cancer cells, lymphomas can also be characterized as B-cell or T-cell lymphomas. B-cell lymphomas make up approximately 85% of NHLs and comprise a variety of specific diseases involving B-cells at differing stages of maturation or differentiation. According to statistics from the Surveillance, Epidemiology and End Results (SEER) program of the U.S. National Cancer Institute, there were 77,240 new NHL cases and 19,940 deaths in 2020 in the United States, and of these NHL cases the incidence of CLL was 21,040 cases and there were 4,060 deaths from CLL. Similar SEER analyses calculated U.S. incidence rates of 3,000 for MCL and 1,350 for WM. According to the China National Central Cancer Registry ("NCCR"), International Agency for Research on Cancer ("IARC"), and Frost and Sullivan ("F&S") research, in China, the number of new cases of NHL reached 90,000 in 2019. The compound annual growth rate from 2015 to 2019 was 2.6%, and the number of new cases of NHL is expected to reach 102,000 and 116,000 in 2024 and 2030, respectively. In China, diffuse large B-cell lymphoma ("DLBCL") is the most common NHL subtype, accounting for 41.0%, while follicular lymphoma and MCL are the other two largest subtypes of lymphoma, accounting for 6.1% and 3.4%, respectively.
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
The BTK inhibitor IMBRUVICA® (ibrutinib) was first approved by the U.S. Food and Drug Administration ("FDA") in 2013 for the treatment of patients with MCL who have received at least one prior therapy. Since that time, ibrutinib has received supplemental FDA approvals for the treatment of patients with CLL/SLL, CLL/SLL patients with 17p deletion, patients with WM, patients with marginal zone lymphoma ("MZL") who have received at least one prior anti-CD20-based therapy, patients with chronic graft versus host disease after failure of one or more lines of systemic therapy, in combination with rituximab in WM, and in combination with obinutuzumab in CLL/SLL. Ibrutinib is also approved by the European Medicines Agency ("EMA") for the treatment of patients with MCL, CLL and WM. Ibrutinib has been approved in over 90 countries and regions, and it was approved and launched in China at the end of 2017 for the treatment of patients with R/R CLL/SLL and R/R MCL. Subsequently, in July 2018, ibrutinib was also approved for first-line CLL/SLL. Another BTK inhibitor, CALQUENCE® (acalabrutinib), was approved by the FDA in 2017 under accelerated approval for the treatment of patients with MCL who have received at least one prior therapy, and in November 2019 for use in adults with CLL/SLL as a single agent or in combination with obinutuzumab. In 2020, global revenues for BTK inhibitors were approximately $7.1 billion according to published reports.
Tislelizumab
Tislelizumab is a humanized IgG4 monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 ("PD-1") that we specifically designed to minimize binding to Fc receptor gamma ("FcγR"), which is believed to play an essential role in activating phagocytosis in macrophages, to minimize its negative impact on T effector cells. We are evaluating tislelizumab in a broad pivotal clinical program for both solid tumor and hematological indications, both globally and in China. Tislelizumab is approved in China for the treatment of patients with classical Hodgkin’s Lymphoma ("cHL") who have received at least two prior therapies (December 2019); the treatment of patients with locally advanced or metastatic urothelial carcinoma (UC) with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy (April 2020); and the first-line treatment of patients with advanced squamous non-small cell lung cancer ("NSCLC") in combination with chemotherapy (January 2021). In addition, we have filed sNDAs in China for tislelizumab for first-line treatment of patients with advanced non-squamous NSCLC in combination with chemotherapy and for previously treated patients with unresectable hepatocellular carcinoma ("HCC"). In December 2020, we announced the inclusion of tislelizumab in the updated NRDL by the China NHSA in tislelizumab’s approved cHL and UC indications.
In January 2021, we announced a collaboration and license agreement with Novartis Pharma AG to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, the EU, UK, Norway, Switzerland, Iceland, Liechtenstein, Russia and Japan (the "Novartis Territory"). The transaction is expected to close in the first quarter of 2021, subject to expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Upon closing of the collaboration, we will receive an upfront payment of $650 million and are eligible to receive up to $1.3 billion in regulatory milestones, $250 million in potential sales milestones and royalties on future sales of tislelizumab in the Novartis Territory. We retained worldwide rights to commercialize our proprietary products in combination with tislelizumab.
Market Opportunity and Competition
A number of PD-1 or PD-L1 antibody medicines have been approved by the FDA. These include Merck’s KEYTRUDA® (pembrolizumab), BMS’s OPDIVO® (nivolumab), Roche’s TECENTRIQ® (atezolizumab), AstraZeneca’s IMFINZI® (durvalumab), Pfizer and Merck Sereno’s BAVENCIO® (avelumab), and Regeneron and Sanofi’s LIBTAYO® (cemiplimab). In the global setting, several PD-1 or PD-L1 antibody agents are in late-stage clinical development in addition to tislelizumab, such as GlaxoSmithKline’s dostarlimab and Pfizer’s sasanlimab. In China, as of February 1, 2021, there are five other approved PD-1 antibodies, OPDIVO® (nivolumab) and KEYTRUDA® (pembrolizumab), as well as Junshi’s TUOYI (toripalimab), Innovent’s TYVYT (sintilimab), and Hengrui’s AIRUIKA® (camrelizumab), and there are two approved PD-L1 antibody agents AstraZeneca's IMFINZI® (durvalumab) and Roche's TECENTRIQ® (atezolizomab). There are approximately 40 more PD-1 and PD-L1 agents in clinical development in China.
Globally, the top four PD-1/PD-L1 antibody medicines had sales of approximately $26.5 billion in 2020 based on public reports. We believe that there is a large commercial opportunity in China for PD-1 and PD-L1 antibody medicines. Currently available clinical data suggest that some of the most prevalent cancers in China, such as lung, gastric, liver and esophageal cancer, are responsive to this class of agents. According to the World Health Organization's GLOBOCAN online database, in 2018 China suffered 39%, 50%, 47%, and 56% of all deaths from lung, gastric, liver, and esophageal cancers, respectively, in the world. Collectively, these four tumor types comprised over 2.3 million new cases in 2016 in China alone, according to Chen et al. 2016. In addition, China has a higher proportion of PD-1 responsive tumors in its total annual cancer incidence in comparison to other geographies like the United States or Europe. According to Chen et al. 2016, the annual incidence of the top ten PD-1 responsive tumors in China is estimated to be 3.0 million out of 4.3 million in total annual cancer incidence. In comparison, the estimated annual incidence of the top ten PD-1 responsive tumors is 0.9 million out of 1.7 million in total annual cancer incidence in the United States, and 0.9 million out of the 1.8 million total in the EU5 countries (United Kingdom, France, Germany, Spain and Italy) according to the SEER program of the U.S. National Cancer Institute and the World Health Organization.
Pamiparib
Pamiparib is an investigational, selective small molecule inhibitor of poly ADP-ribose polymerase 1 ("PARP1") and PARP2 enzymes. Pamiparib has demonstrated pharmacological properties such as brain penetration and PARP-DNA complex trapping in preclinical models. We are evaluating pamiparib as a potential monotherapy and in combinations for the treatment of various solid tumors. A new drug application ("NDA") for pamiparib for patients with ovarian cancer ("OC") has been accepted and granted priority review in China by the Center for Drug Evaluation ("CDE") of the NMPA, and is currently pending approval.
Market Opportunity and Competition
Many tumor types have been shown to be responsive to PARP inhibitors, including OC, breast cancer, prostate cancer, and gastric cancer ("GC"). PARP inhibitors have demonstrated encouraging activity both in R/R patients as well as in the maintenance setting. In the United States, in 2020 there were approximately 21,750 new cases of OC, 276,480 new cases of breast cancer, and 27,600 new cases of GC, according to the U.S. National Cancer Institute's SEER online database. In China, there were approximately 52,000 new cases of OC, 326,000 new cases of breast cancer, and 456,000 new cases of GC in 2019, according to NCCR, IARC and F&S research.
A number of PARP inhibitors have been approved by the FDA. These include AstraZeneca’s LYNPARZA® (olaparib), Clovis Oncology’s RUBRACA® (rucaparib), GlaxoSmithKline’s ZEJULA® (niraparib), and Pfizer’s TALZENNA®

(talazoparib). AbbVie’s veliparib is in late-stage development. In 2020, global sales of the PARP class were approximately $2.4 billion according to company reports. In China, AstraZeneca received approval for olaparib in August 2018. Zai Labs obtained development and commercial rights for niraparib in China, and its NDA was approved by the NMPA in December 2019. Fluzoparib from Hengrui/Hansoh was approved in December 2020.
We are currently commercializing, or plan to commercialize, the following cancer medicines in China under an exclusive license from Amgen:
XGEVA
XGEVA® (denosumab) is an antibody-based RANK ligand ("RANKL") inhibitor that was approved globally for the prevention of skeletal-related events ("SREs") in patients with bone metastases from solid tumors and in patients with multiple myeloma, and for the treatment of adults and skeletally mature adolescents with giant cell tumor of bone ("GCTB"). XGEVA® is approved in over 70 countries worldwide. In China, XGEVA® received conditional approval in the GCTB indication in May 2019 and received conditional approval for the SRE indications in November 2020. We began marketing XGEVA® in China in July 2020. In December 2020, we announced the inclusion of XGEVA® in the NRDL for the treatment of GCTB.
GCTB is a relatively rare, benign, but locally aggressive osteolytic skeletal neoplasm of young adults. The patients experience pain, swelling, and limitation of joint movement at the primary site. In China, there were 2,086 new cases of GCTB in 2019, according to the China NCCR, IARC, and F&S research. To date, XGEVA® is the only approved therapy for the treatment of GCTB. For patients with aggressive forms of GCTB, who are not candidates for locoregional therapy, e.g., therapy or radiotherapy, XGEVA® is the preferred treatment option over bisphosphonate, chemotherapy, or interferon.
Metastases to bone are a common site of cancer recurrence for many solid tumors. Bone metastases cause pain, compromised quality of life, and SREs, which include pathologic fracture, the need for radiation or surgery to bone, hypercalcemia of malignancy, and spinal cord compression. Both XGEVA® and bisphosphonates reduce the morbidity of metastatic bone disease, mainly by decreasing SREs. Similar to bone metastases in patients with solid tumors, multiple myeloma has a major feature of osteolytic bone disease that can lead to severe disability and morbidity, including SREs. XGEVA® is also indicated for the prevention of SREs in patients with multiple myeloma.
In China, there are a number of biosimilars for denosumab in clinical development, including from Shandong Boan Biotechnology Co., Qilu Pharmaceutical Co., and Shanghai Henlius Biotech Co.
BLINCYTO
BLINCYTO® (blinatumomab), a bispecific CD-19 directed CD3 T-cell engager, is the first and only approved bi-specific T-cell engager ("BiTE") immunotherapy. It has been approved in 60 countries for use in patients with acute lymphoblastic leukemia ("ALL"). In China, BLINCYTO® received conditional approval as a treatment for adult patients with R/R ALL in December 2020. We expect to begin commercializing BLINCYTO® in the first half of 2021.
ALL is the most common childhood malignancy and accounts for approximately one-quarter of all childhood malignancies. It is estimated that there are 0.69 cases of ALL in 100,000 people in China, according to the China NCCR, IARC, and F&S research. Approximately 15 percent of children fail initial treatment and advance to R/R stage, and BLINCYTO is indicated for the treatment of patients with R/R B-cell precursor ALL. There are CAR-T therapies being developed for this indication, and tisagenlecleucel from Novartis has been approved by the FDA for treatment of patients including and under 25 years of age with B-cell precursor ALL that is refractory or in second or later relapse. Clofarabine from Sanofi is also approved in this indication by the FDA. Neither of these two agents have been approved in China.
KYPROLIS
KYPROLIS® (carfilzomib), a proteasome inhibitor, has been approved in over 60 countries for use in patients with R/R multiple myeloma (MM). It has been filed in China as a treatment for patients with MM, and the NDA has been accepted by the NMPA and is pending approval. In the class of proteasome inhibitors, VELCADE® has been marketed by Johnson & Johnson in China since 2006 and NINLARO® (ixazomib) has been marketed by Takeda in China since 2018. There are a number of generic forms of carfilzomib being developed in China by local manufacturers, including Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Chia Tai Tianqing Pharmaceutical Group Co., Ltd., and Yangtze River Pharmaceutical Group Co., Ltd.

We commercialize the following cancer medicines in China under an exclusive license from BMS:
ABRAXANE
ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension) is a solvent-free chemotherapy product which was developed using a proprietary nanoparticle albumin-bound (nab®) technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. Globally, ABRAXANE® is approved for uses in breast cancer, NSCLC, pancreatic cancer, and GC, with geographic differences in labeling. In China, ABRAXANE® is approved for use in metastatic breast cancer after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy. Prior therapy should have included an anthracycline unless clinically contraindicated. It is also approved for use in metastatic adenocarcinoma of the pancreas in combination with gemcitabine.
There were approximately 326,000 new cases of breast cancer and 108,000 new cases of pancreatic cancer in China in 2019, according to the China NCCR, IARC, and F&S research. Targeted therapy, hormone therapy and chemotherapy are three main strategies to treat different types of breast cancer. The taxanes marketed in China include two branded solvent-based formulations of paclitaxel (TAXOL® and ANZATAX®), one branded formulation of docetaxel (TAXOTERE®), one paclitaxel liposome (LIPUSU®), one albumin-bound paclitaxel (ABRAXANE®), and a number of generic forms of solvent-based taxanes and ABRAXANE®, including albumin-bound paclitaxel products from CSPC Pharmaceutical Group Limited, Jiangsu Hengrui Medicine Co., Ltd., Qilu Pharmaceutical Co., Ltd., and Sichuan Kelun Pharmaceutical Co., Ltd.
On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. We did not have any sales of ABRAXANE® in 2020 following the suspension and do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified medicine is manufactured and available for sale in China. We are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE® in China.
REVLIMID
REVLIMID® (lenalidomide) is an oral immunomodulatory medicine that was approved in China in 2013 for the treatment of multiple myeloma ("MM") in combination with dexamethasone in adult patients who have received at least one prior therapy. In February 2018, REVLIMID® received NMPA approval of a new indication for the treatment of MM in combination with dexamethasone in adult patients with previously untreated MM who are not eligible for transplant.
In 2019, there were approximately 20,700 new cases of MM in China in 2019, according to the China NCCR, IARC, and F&S research. With a growing aging population and improving diagnosis, China has seen a steady increase in MM incidence. The main treatments for MM in China include VELCADE®, which is a proteasome inhibitor marketed by Johnson & Johnson in China since 2006, REVLIMID®, NINLARO® (ixazomib), an oral proteasome inhibitor developed by Takeda, DARZALEX® (daratumumab), an infusion CD38 monoclonal antibody marketed by Johnson & Johnson since 2019, and a number of generic forms of VELCADE® and REVLIMID®, including generic lenalidomide from Shuanglu Pharmaceutical Co., Ltd., Chia Tai Tianqing Pharmaceutical Group Co., Ltd., Qilu Pharmaceutical Co., Ltd., and Yangtze River Pharmaceutical Group Co., Ltd. Chinese guidelines recommend lenalidomide as a standard of care for the treatment of R/R and newly diagnosed MM as well as in the maintenance setting.
REVLIMID® was listed on the NRDL in June 2017. In November 2019, we announced that REVLIMID® received formal inclusion on the NRDL in China for R/R multiple myeloma. In November 2020 our sNDA for the use of REVLIMID® in combination with rituximab in adult patients with previously treated follicular lymphoma was approved by the NMPA.
VIDAZA
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
MDSs are among the most common hematological malignant diseases. In 2019, there were approximately 22,100 new cases of MDS in China in 2019, according to the China NCCR, IARC, and F&S research. The typical age of onset is 70 years. The higher-risk MDS (intermediate-2 and high-risk MDS) is considered fatal because the median overall survival is only

0.4-1.1 years, and nearly 30% of these patients progress to AML. In China, the main treatments for intermediate-2 and high-risk MDS are conventional care regimen ("CCR") (best supportive care, low-dose cytarabine and intensive chemotherapy), and hypomethylating agents ("HMAs"). DACOGEN® (decitabine), marketed by Johnson & Johnson, was the first HMA agent approved in China in 2009. In the past several years, at least nine decitabine generics have become available. In 2017, decitabine was listed in the NRDL. There are also two approved generic forms of azacitidine from manufacturers Chia Tai Tianqing Pharmaceutical Group Co., Ltd. and Sichuan Huiyu Pharmaceutical Co., Ltd. Nevertheless, there are still over 50% of higher-risk MDS patients treated with CCR, and the unmet need remains large. VIDAZA® is a first-line recommended treatment in the Chinese MDS treatment guidelines. VIDAZA® was listed in the NRDL in October 2018.
We are planning to commercialize the following cancer medicines in China under an exclusive license from EUSA Pharma:
SYLVANT
SYLVANT® (siltuximab), an interleukin-6 ("IL-6") antagonist, was approved as a treatment for patients with idiopathic multicentric Castleman disease ("iMCD") who are human immunodeficiency virus ("HIV") negative and human herpesvirus-8 (HHV-8) negative. We announced on January 25, 2021 that the biologics license application ("BLA") for siltuximab was accepted by the China NMPA and granted priority review. It is estimated that approximately 6,500 to 7,700 new cases of Castleman disease ("CD") are diagnosed each year in the United States, of which approximately 75% are estimated to be unicentric and the remaining 25% are estimated to be HHV-8-associated multicentric Castleman disease ("MCD") or HHV-8-negative/idiopathic MCD. In Japan, the incidence appears to be similar to that seen in the United States; however, in contrast, MCD appears to be more common than unicentric CD, and HHV-8-associated MCD is rare. There are few published data regarding the epidemiology in China, but there are no clear associations between epidemiology and particular ethnicities. SYLVANT® is the preferred treatment for patients with iMCD according to the NCCN guidelines, and when SYLVANT® is not available, tocilizumab, a monoclonal antibody targeted against the IL6 receptor, could be used to treat iMCD.
QARZIBA
QARZIBA®▼ (dinutuximab beta), a mouse-human chimeric monoclonal GD2 antibody, was approved as a treatment of high-risk neuroblastoma in patients aged 12 months and above who have previously received induction chemotherapy and achieved at least a partial response (PR). We announced on November 9, 2020 that the BLA for dinutuximab was accepted by the China NMPA and granted priority review. Neuroblastoma is almost exclusively a disease of children. It is the third most common childhood cancer, after leukemia and brain tumors, and is the most common solid extracranial tumor in children. There are limited publications on the epidemiology of the disease, and it is estimated there are 5-9 cases of neuroblastoma in one million children under the age of 19. High-risk neuroblastoma patients are managed with induction chemotherapy, surgical resection, tandem autologous hematopoietic stem cell transplantation, radiotherapy, and maintenance with biologic/immunologic therapy, e.g., dinutuximab.
We are planning to commercialize the following product in China under an exclusive license from Bio-Thera:
BAT1706
BAT1706 is an investigational biosimilar to Avastin® (bevacizumab) that is in development by Bio-Thera Solutions, Ltd., a commercial-stage biopharmaceutical company located in Guangzhou, China. In China, Avastin® is approved for the treatment of patients with metastatic colorectal cancer, liver cancer and NSCLC.
We have acquired the right to develop, manufacture and commercialize BAT1706 in China, including Hong Kong, Macau, and Taiwan. BAT1706 is an investigational compound and has not received regulatory approval in any country. The China NMPA accepted the BLA for BAT1706 in June 2020. Bio-Thera has submitted a marketing authorization application ("MAA") to the EMA and submitted a BLA to the FDA in November 2020. In China, two bevacizumab biosimilars have been approved, marked by Qilu Pharmaceutical Co., Ltd. and Innovent Biologics, Inc., and there are also a number of bevacizumab biosimilars in development, including by Sunshine Guojian Pharmaceutical Co., Ltd. and Shanghai Henlius Biotech Inc.
Reimbursement and Market Access
Our sales are largely dependent on the availability and extent of coverage and reimbursement by third party payors. In many markets these third parties are government health systems and in some markets such as the United States there are also private payors such as private health insurers and health systems. During 2020 we commercialized our products in two markets, China and the United States.
In China there is one main payor, the government’s national health care coverage system, which provides Basic Medical Insurance ("BMI") to the majority (greater than 95%) of China’s approximate 1.4 billion people. There are three types of coverage plans in China at the national level that depend on if a resident lives in an urban versus rural setting and if they are employed. The different plans have different characteristics in terms of how the plan is paid for and what it covers. Coverage and reimbursement of pharmaceuticals in China comes under the purview of the NHSA, the National Healthcare Security Administration, which oversees the NRDL. The NRDL is composed of three lists. The ‘A’ and ‘B’ list are commonly referred to as the ‘regular’ lists. The A list generally includes older, off-patent medicines, while the B list generally includes newer medicines, some with remaining patent protection, which are reimbursed at a lower rate compared to the A list. In 2017 a third list was added to the system, often referred to as the ‘C’ list or the ‘negotiation’ list. This list generally includes newer innovative medicines which are accepted on the list after successful negotiation between the NHSA and the company. Typically, inclusion on the C list is accompanied by a discount to the prevailing list price in China for the medicine at the time of inclusion. The NRDL price for a medicine is its prevailing price in China, but the actual price that is used can be modified at the provincial level. In addition to the NRDL, there are provincial reimbursement drug lists, or PRDLs. Provinces have been allowed to omit reimbursement for 10-15% of the products on the NRDL in order to direct resources to other products to better serve their specific populations. This ability is being phased out by 2022 according to a July 2019 NHSA policy memo. The PRDLs are thus, at this time, the official list of what is available to China’s citizens. In addition to insurance reimbursement, patients can elect to self-pay for needed medicines.
Several of BeiGene’s medicines are listed on the NRDL. In the most recent NRDL list announced in December 2020, the following medicines were included in the NRDL, effective March 1, 2021:
•Tislelizumab for the treatment of patients with CHL who received at least two prior therapies (approved in December 2019);
•Tislelizumab for the treatment of patients with locally advanced or metastatic UC with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy (approved in April 2020);
•BRUKINSA® for the treatment of adult patients with MCL who have received at least one prior therapy (approved in June 2020);
•BRUKINSA® for the treatment of adult patients with CLL/SLL who have received at least one prior therapy (approved in June 2020); and
•XGEVA® for the treatment of adults and skeletally mature adolescents with GCTB that is unresectable or where surgical resection is likely to result in severe morbidity (Amgen obtained approval of XGEVA in China in May 2019).
Additionally, two of our medicines were listed in past NRDLs: REVLIMID® was included in the 2017 NRDL negotiation list and later received formal inclusion in the 2019 B list, while VIDAZA® was listed in the 2018 NRDL negotiation list and later received formal inclusion to the 2020 B list.
In 2018, China started a new program to centrally purchase generic medicines for the nation’s health care system called "volume-based procurement", or GPO (group purchasing organization) or "4+7" (4 municipalities and 7 provincial cities) when the program was first piloted in 11 major cities. After the 2018 pilot program, it was implemented nationally in 2019. It is a tender-based system that provides guaranteed volume for lowered pricing. Participation in the program requires a product to have passed a quality consistency evaluation ("QCE"), which in turn requires passing a bioequivalence ("BE") comparison often to the originator product. The system offers a major portion of a market’s volume to winning bidders. More than one company can win a given tender, and more guaranteed volume is awarded as more bidders win. The system is still evolving and, as such, the exact terms of how many bidders win and what amount of volume are won and at what price is also evolving.
It is common in China for pharmaceutical companies to employ patient assistance programs to help patients afford their innovative medicines. Usually these programs have been offered to patients who are self-paying. A typical program provides a certain number of free doses to patients after a certain number of doses have been paid for. Usually these programs end when a medicine is included in the NRDL. We offer these types of patient assistance programs to our patients.
In the United States most health insurance coverage is provided by private insurers, often accessed via employer-sponsored plans, and the two main public insurance programs, Medicare and Medicaid. All three types of programs usually have some type of coverage for pharmaceutical products. Often this is through a PBM, or pharmacy benefit manager. The structure of the pharmacy benefit can be quite different for different beneficiaries depending on the negotiations between plan sponsors and plan purchasers. There is no central list of covered pharmaceuticals in the United States, as there is no single payer system. As such, the prices paid for pharmaceuticals in the United States can vary.

We offer patient assistance programs in the United States under our myBeiGene program. This program seeks to enhance access to BRUKINSA® by assisting with obtaining reimbursement, co-pay assistance when allowed, temporary supply of free product for insurance delays, and free product assistance for some uninsured and underinsured patients. The programs also seek to support patients and caregivers by providing education and information about BRUKINSA® and its approved indications, nurse advocates, and connecting patients to sources of support such as support groups and transportation/lodging assistance.

Our Pipeline Products
The following table summarizes the status of our internally-discovered drug candidates as of February 25, 2021:

DRUG CANDIDATES	PROGRAMS	DOSE ESC.	DOSE EXPANSION		PIVOTAL		FILED	MARKETED
		Phase 1a	Phase 1b	Phase 2*	Phase 2**	Phase 3
zanubrutinib (BTK)	monotherapy	R/R MCL (Accelerated Approval in the U.S. Nov. 14, 2019)
WM (filings accepted in multiple geographies)
R/R MCL, R/R CLL/SLL (approved by NMPA in China June 3, 2020)
R/R WM
1L CLL/SLL, R/R CLL/SLL
R/R MZL
Previously treated CLL/SLL (ibrutinib, acalabrutinib intolerant)
	combination	+rituximab 1LMCL
+obinutuzumab R/R FL
+ lenalidomide +/- rituximab R/R DLBCL
tislelizumab (PD-1)	monotherapy	R/R cHL (approved December 26, 2019), 2L + UC (approved April 10, 2020)
2L/3L HCC
2L NSCLC, 1L HCC, 2L ESCC
R/R NK/T-cell lymphoma
	+ chemo	1L Sq. NSCLC (approved January 13, 2021)
1L Non-Sq. NSCLC (sNDA accepted June 19, 2020)
1L NPC, 1L SCLC, Stage II/IIIA NSCLC, Localized ESCC
1L GC, 1L ESCC
	+ pamiparib (PARP)	Solid tumors
	+ zanubrutinib (BTK)	B-cell malignancies
pamiparib (PARP)	monotherapy	3L gBRCA+ OC
2L platinum-sensitive OC maintenance
1L platinum-sensitive GC maintenance
HER2-BRCA mutated breast cancer
Solid tumors
	+ TMZ (chemo)	Solid tumors
	+RT/TMZ (RT/chemo)	Glioblastoma
ociperlimab (BGB-A1217, TIGIT	+ tislelizumab	Solid tumors
lifirafenib (RAF Dimer)	+ mirdametinib	B-Raf- or K-RAS/N-RAS-mutated solid tumors
BGB-A333 (PD-L1)	monotherapy + tislelizumab	Solid tumors
BGB-A425 (TIM-3)	monotherapy + tislelizumab	Solid tumors
BGB-A445 (OX40)	+ tislelizumab	Solid tumors
BGB-11417 (Bcl-2)	monotherapy + zanubrutinib	B-cell malignancies
BGB-10188 (PI3-ko)	mono; + tislelizumab; + zanubrutinib	B-cell malignancies; Solid tumors
BGB-15025 (HPK1)	monotherapy & + tislelizumab	IND accepted

Global
China
*Some indications will not require a non-pivotal Phase 2 clinical trial prior to beginning pivotal Phase 2 or Phase 3 clinical trials. **Confirmatory clinical trials post approval are required for accelerated or conditional approvals.
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
The following table summarizes the status of our in-licensed drug candidates as of February 25, 2021:

DRUG CANDIDATES	DESCRIPTION	DOSE ESCALATION / EXPANSION		PIVOTAL		COMMERCIAL RIGHTS
		Phase 1	Phase 2*	Phase 2^	Phase 3
sotorasib[1]	(KRAS G12C, SM)	Solid tumors, NSCLC, CRC				China[1]
AMG 701[1]	(BCMA, HLE BiTE)	MM
AMG 176[1]	(Mcl-1, SM (i.v.))	Hematologic
AMG 397[1]	(Mcl-1, SM (oral))	Hematologic
AMG 330[1]	(CD33, BiTE)	AML
AMG 673[1]	(CD33, HLE BiTE)	AML
AMG 427[1]	(FLT3, HLE BiTE)	AML
AMG 757[1]	(DLL3, HLE BiTE)	SCLC
AMG 160[1]	(PSMA, HLE BiTE)	Prostate
AMG 509[1]	(STEAP1 XmAb, BiTE)	Prostate
AMG 199[1]	(MUC17)	GC/GEJC
AMG 910[1]	(Anti-CLDN18.2, BiTE)	GC/GEJC
AMG 650[1]	(oral small molecule)	Solid tumors
AMG 506[1]	(FAP x 4-1BB, DARPin®)	Solid tumors
AMG 256[1]	(Anti-PD-1 x IL21 mutein)	Solid tumors
Sitravatinib[2]	(multi-kinase inhibitor) + tislelizumab	NSCLC, RCC, OC, MEL				Asia ex-Japan, NZ, AU
	Mono + tislelizumab	HCC, GC/GEJC
zanidatamab[3]	(bispecific HER2 antibody)	Breast cancer, GEA				Asia ex-Japan, NZ, AU
Biliary tract cancers
ZW49[3]	(bispecific anti-HER2 ADC)	HER2-expressing cancers				Asia ex-Japan, NZ, AU
BGB-3245[4]	(B-RAF)	Solid tumors				Asia ex-Japan
BA3071[5]	(CTLA4) Mono, + tislelizumab	Tech transfer in progress				Global
SEA-CD70[6]	(anti-CD70)	MDS, AML				Asia ex-Japan, AU, NZ
DKN-01[7]	(DKK1) + tislelizumab +/- chemo	GC/GEJC				Asia ex-Japan, AU, NZ
ABI-H0731[8]	(HBV core inhibitor)	Chronic Hepatitis B virus				China
ABI-H2158[8]		Chronic Hepatitis B virus
ABI-H3733[8]		Chronic Hepatitis B virus

Global
China
*Some indications will not require a non-pivotal Phase 2 clinical trial prior to beginning pivotal Phase 2 or Phase 3 clinical trials. ^Confirmatory clinical trials post approval are required for accelerated or conditional approvals. 1. Collaboration with Amgen. BeiGene also receives royalties on sales outside China except for sotorasib. 2. Collaboration with Mirati Therapeutics, Inc. 3. Collaboration with Zymeworks. ZW49 study conducted by Zymeworks. 4. Study conducted by MapKure, a JV with SpringWorks. 5. Licensed from BioAtla. 6. Collaboration with SeaGen. 7. Collaboration with Leap Therapeutics (option to license). 8. Collaboration with Assembly Biosciences.
Abbreviations: ADC = antibody drug conjugate; AML = acute myeloid leukemia; AU = Australia; BCMA = B-cell maturation antigen; BiTE = Bi-specific T-cell engager; B-RAF = B-version Rapidly Accelerated Fibrosarcoma; BTK = Bruton's tyrosine kinase; CD## = cluster of differentiation; CTLA4 = cytotoxic T-lymphocyte-associated protein 4; DKK1 = Dickkopf protein 1; DLL3 = delta-like ligand 3; FAP = familial adenomatous polyposis; FLT3 = fms-like tyrosine kinase 3; GEJC = gastro-esophageal junction cancer; HER2 = human epidermal growth factor receptor 2; HBV = hepatitis B virus; HCC = hepatocellular carcinoma; HLE = half-life extended; i.v. = intravenous; IL21 = interleukin 21; KRAS = gene for K version of Ras (rat sarcoma) protein; Mcl-1 = Myeloid cell leukemia-1; MEL = melanoma; MM = multiple myeloma; NSCLC = non-small cell lung cancer; NZ = New Zealand; OC = ovarian cancer; PD-1 = Programmed cell death protein 1; PH = Phase; PSMA = prostate-specific membrane antigen; RCC = renal cell carcinoma; SCLC = small cell lung cancer; SM = small molecule.
Our Commercial- and Clinical-Stage Drug Candidates
A description of our commercial- and clinical-stage drug candidates and clinical data from selected clinical trials is set forth below. Historically, we have made available, and we intend to continue to make available, clinical data and/or topline results from clinical trials of our drug candidates in our press releases and/or filings with the U.S. Securities and Exchange Commission ("SEC") and the Stock Exchange of Hong Kong Limited ("HKEx"), copies of which are available on the Investors section of our website.
Brukinsa (zanubrutinib), a BTK Inhibitor
We are currently evaluating zanubrutinib in a broad pivotal clinical program globally and in China as a monotherapy and in combination with other therapies to treat various lymphomas. Zanubrutinib has demonstrated higher selectivity against BTK than IMBRUVICA (ibrutinib), an approved BTK inhibitor, based on our biochemical assays; higher exposure than ibrutinib based on their respective Phase 1 experience in separate studies; and sustained 24-hour BTK occupancy in both the peripheral blood and lymph node compartments in patients. We reported data from our Phase 3 ASPEN study, which compared zanubrutinib with ibrutinib in WM. While the trial did not achieve statistical significance on its primary endpoint of superiority in complete response and very good partial response (“VGPR”) rates for zanubrutinib compared to ibrutinib, zanubrutinib demonstrated a numerically higher VGPR rate as well as improvements in safety and tolerability.
Mechanism of Action
BTK is a key component of the B-cell receptor ("BCR") signaling pathway and is an important regulator of cell proliferation and cell survival in various lymphomas. BTK inhibitors block BCR-induced BTK activation and its downstream signaling, leading to growth inhibition and cell death in certain malignant white blood cells called B-cells. Zanubrutinib is an orally active inhibitor that covalently binds to BTK, resulting in irreversible inactivation of the enzyme.
Overview of Clinical Development Program and Regulatory Status
We received accelerated approval from the FDA in November 2019 for zanubrutinib for the treatment of adult MCL patients who have received at least one prior therapy. We announced approval from China’s NMPA in June 2020 for use in two indications - the treatment of adult patients with CLL/SLL who have received at least one prior therapy, and the treatment of adult patients with MCL who have received at least one prior therapy.
We have announced filings of BRUKINSA® with regulatory authorities globally, including in the United States, China, the EU, Canada, and Australia for WM, and in Canada, Australia and Israel for MCL. As of February 2021, more than 20 marketing authorization applications for BRUKINSA® have been submitted outside of the United States and China, covering 45 countries and regions, including by BeiGene in the EU and Canada and with support from our five distribution partners: Adium Pharma S.A. in Latin America and the Caribbean, NewBridge Pharmaceuticals in the Middle East and North Africa, Erkim in Turkey, Nanolek in Russia, and Medison in Israel.
Based on the clinical data to date, we believe that BRUKINSA® has a potentially best-in-class profile, and we are running a broad global pivotal program in multiple indications, including nine registration or registration-enabling clinical trials. Four of the nine studies are Phase 3 and five are designed to be registration-enabling Phase 2 trials.
We have reported results from the monotherapy head-to-head Phase 3 trial versus ibrutinib in WM (ASPEN, NCT03053440), which are being included in several filings globally. We are also conducting an ongoing Phase 3 trial comparing BRUKINSA® to bendamustine and rituximab in patients with treatment-naïve ("TN") CLL/SLL (SEQUOIA, NCT03336333) and a head-to-head Phase 3 trial in R/R CLL/SLL versus ibrutinib (ALPINE, NCT03734016). We have completed patient enrollment in SEQUOIA and ALPINE. Our fourth Phase 3 trial is an ongoing Phase 3 confirmatory trial in patients with TN MCL (NCT04002297). Additionally, we have five filed or ongoing Phase 2 trials that are designed to be registration-enabling, including four monotherapy studies in R/R MCL, R/R WM, R/R CLL/SLL (NCT03206970, NCT03332173, NCT03206918), and R/R MZL (MAGNOLIA, NCT03846427) and an ongoing pivotal Phase 2 trial in combination with GAZYVA® (obinutuzumab) in patients with R/R FL (ROSEWOOD, NCT03332017), which is designed as a pivotal trial for accelerated or conditional approval and will require a confirmatory study if approved. Finally, we are also investigating zanubrutinib in several combination studies in DLBCL and CLL/SLL, including two studies in CLL/SLL investigating venetoclax combinations.

We continue to pursue regulatory approvals for BRUKINSA® globally. We expect regulatory decisions for some of the filings this year, including those for certain patients with MCL in the EU, Middle East, South America, Canada, Australia, and Russia, and for patients with WM in the United States, EU, Canada and Australia. We expect topline results to be available from two of our Phase 3 studies in CLL/SLL, SEQUOIA (as early as 2021) and ALPINE (first half 2022). The former is examining BRUKINSA® in 1L CLL/SLL against bendamustine plus rituximab, and the latter is a head-to-head study comparing BRUKINSA® versus ibrutinib in second line CLL/SLL. Finally, we expect to complete enrollment in the pivotal Phase 2 ROSEWOOD trial comparing BRUKINSA® plus obinutuzumab to obinutuzumab alone in R/R follicular lymphoma patients in 2021.
Summary of Clinical Results
As of January 2021, we had enrolled more than 3,100 patients in clinical trials of zanubrutinib, including trials of zanubrutinib in combination with other therapies. Our first-in-human study is a multi-center, open-label Phase 1 trial being conducted in Australia, New Zealand, the United States, South Korea and Europe to assess the safety, tolerability, pharmacokinetic properties and preliminary activity of zanubrutinib as a monotherapy in patients with different subtypes of B-cell malignancies, such as WM, CLL/SLL, follicular lymphoma ("FL"), and MCL. The initial results of the dose-escalation phase and dose-expansion phase of this trial demonstrated that, consistent with zanubrutinib’s pharmacokinetic profile, complete and sustained 24-hour BTK occupancy in the blood was observed in all tested patients, starting at the lowest dose of 40 mg once daily ("QD"). In addition, sustained full BTK occupancy was observed in the lymph nodes with the 160 mg twice-daily ("BID") dosing regimen. We substantially expanded the clinical development program for zanubrutinib based on these early results to include late stage clinical studies in WM, CLL/SLL, MCL, FL and MZL. In addition, we have several studies ongoing in DLBCL, both monotherapy and combinations, and we have several combination studies in CLL, including combinations with the Bcl-2 inhibitor venetoclax and a planned study with our internally-discovered BCL-2 inhibitor, BGB-14417. All of the studies discussed below were presented at major medical conferences and were included in press releases issued at the time of the medical conferences and included in our current reports or announcements filed with the SEC and HKEx, respectively. Those sources have further details on each study.
Waldenström’s Macroglobulinemia - ASPEN Study
In December 2019, we announced topline results from our Phase 3 ASPEN trial of zanubrutinib compared to ibrutinib for the treatment of patients with WM. We presented the results of the trial at the 2020 Annual Meeting of the American Society of Clinical Oncology ("ASCO").
The ASPEN trial is a randomized Phase 3 trial in 229 patients with WM conducted in 61 centers in Europe, Australia, and the United States. ASPEN was the largest Phase 3 trial yet conducted in WM and the first comparative trial readout for two BTK inhibitors. Cohort 1 enrolled 201 patients and randomized 102 to receive zanubrutinib and 99 to receive ibrutinib.
The trial did not achieve statistical significance on its primary endpoint of superiority in CR and VGPR rates for zanubrutinib compared to ibrutinib, but zanubrutinib demonstrated numerically more frequent VGPRs, higher PFS and OS at 12 months, and advantages in safety and tolerability.

	R/R		Overall
Efficacy	Zanubrutinib (N = 83)	Ibrutinib (N = 81)	Zanubrutinib (N = 102)	Ibrutinib (N = 99)
VGPR + CR Rate	28.9%[1]	19.8%[1]	28.4%[2]	19.2%[2]
PFS (12 month)	92.4%	85.9%	89.7%	87.2%
OS (12 month)	98.8%	92.5%	97.0%	93.9%
Data cutoff of August 31, 2019, with a median follow-up of 19.4 months. 1. 2-sided p=0.1160, no patients achieved a CR in either arm. 2. 2-sided descriptive p=0.0921, no patients achieved a CR in either arm.
Zanubrutinib showed a more favorable safety profile overall compared to ibrutinib, as shown in the table below, including overall fewer grade >3 events and less incidence of AEs known to be of interest in BTK inhibitor usage such as atrial fibrillation or flutter.

	Zanubrutinib	Ibrutinib
Safety	Overall (n = 101)	Overall (n = 98)
Grade >3 AEs	58.4%	63.3%
Treatment discontinuation due to AEs	4 (4.0%)	9 (9.2%)
Fatal AEs	1 (1.0%)	4 (4.1%)
Atrial fibrillation / flutter of any grade	2.0%	15.3%
Minor bleeding	48.5%	59.2%
Major hemorrhage	5.9%	9.2%
Diarrhea	20.8%	31.6%
Neutropenia	29.7%	13.3%
Waldenström’s Macroglobulinemia - ASPEN Study – MYD88WT Cohort
ASPEN enrolled patients with the wild type MYD88 gene, which is believed to result in lower response rates and shorter progression-free survival rates when treated with BTK inhibitors. This cohort of 26 MYD88WT patients were all treated with zanubrutinib (160mg bid). The overall response rate was 80.8%, with a major response rate of 50.0%, including a VGPR rate of 26.9%. The progression-free survival event-free rate at 12 months was 72.4%. The most frequently reported AEs were diarrhea, anemia, contusion, pyrexia, and upper respiratory tract infection. Major hemorrhage was reported in 2 patients, and atrial fibrillation was reported in 1 patient. There were no fatal AEs.
Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma – SEQUOIA 17p Deletion Arm C
We presented updated results from Arm C of the SEQUOIA trial (NCT03336333). Patients who have the 17p13.1 deletion [del(17p)] have a poor prognosis and respond poorly to standard chemo-immunotherapy. A total of 109 of these patients were enrolled into Arm C of the SEQUOIA trial, a non-randomized arm due to the unfavorable response of these patients to bendamustine plus rituximab. With median follow-up of 21.9 months, the overall response rate was 94.5%, including a CR/CRi rate of 6.4% and a PR/nPR rate of 87.1%. The 18-month PFS rate was 90.6%. Adverse events of interest that were the most common included infections, minor bleeding, bruising and neutropenia (65%, 28%, 25% and 19%).
Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma - BOVen
Zanubrutinib has been tested in investigator-sponsored studies. One study, called the BOVen study (NCT03824483), investigated the use of zanubrutinib in combination with obinutuzumab and venetoclax in 39 previously untreated CLL/SLL patients. The study investigated if the combination would be able to produce frequent uMRD (undetectable minimal residual disease), thus allowing for an MRD-driven treatment discontinuation approach. At a median follow up time of 11 months, the rate of uMRD in peripheral blood and bone marrow was 84% and 73%, respectively, and 62% of patients were able to stop therapy. The most common TEAEs were neutropenia, thrombocytopenia, infusion reactions, bruising, and diarrhea (51%, 46%, 41%, 41%, 41%). There was one death of a patient experiencing an intracerebral hemorrhage on cycle 1 after receiving intravenous heparin for pulmonary emboli.
Marginal Zone Lymphoma - MAGNOLIA
Zanubrutinib is also being investigated for use in marginal zone lymphoma, a rare and heterogeneous disease in which it has been difficult to define optimal therapeutic strategies. This Phase 2 single arm study (NCT03846427) enrolled 68 patients who received zanubrutinib monotherapy (160mg BID) after having received at least one prior line of anti-CD20-directed therapy. The overall response rate seen with a median follow up of 11 months was 74%, including 24% complete response based on investigator assessment. The nine-month PFS rate was 67%. In the study 96% of patients had at least one treatment-emergent adverse event ("TEAE") and 38% experienced a TEAE of grade 3 or higher. TEAEs of interest in at least 10% of patients included: infection, hemorrhage, diarrhea, neutropenia and thrombocytopenia (40%, 32%, 21%, 13%, 10%).
Other Lymphomas
We are also investigating zanubrutinib for the treatment of patients with other lymphomas. We have studies ongoing in MCL, FL, and DLBCL.
Analysis of Safety Data from Monotherapy Trials
Pooled safety data from 682 patients enrolled in six Phase 1 and Phase 2 clinical trials of zanubrutinib as a monotherapy for WM, MCL, CLL/SLL, DLBCL and other B-cell malignancies were presented at the 2019 European Hematology Association ("EHA"). The majority of patients had R/R disease; almost all patients received zanubrutinib at a dose of 320mg QD or 160mg

BID. The median duration of zanubrutinib exposure was 13.4 months (0.1-49.7). This analysis included an evaluation of the frequency and severity of AEs, AEs of special interest ("AESIs"), and AEs leading to death, dose reduction, or treatment discontinuation. Ninety-seven percent of patients reported at least one AE, which were primarily grade 1 or 2. The most common AEs of all grades included upper respiratory tract infection (32.4%), neutrophil count decreased (25.2%), diarrhea (19.4%), cough (19.1%), contusion (18.6%), and rash (18%). The most common grade ≥3 AEs included neutrophil count decreased (14.4%), anemia (7.6%), neutropenia (6.6%), pneumonia (4.5%), platelet count decreased (4.3%), and lung infection (4.1%). Serious AEs ("SAEs"), consisting primarily of infectious complications such as pneumonia/lung infection, were reported in 36% of patients. AESIs such as atrial fibrillation/flutter (1.9%), major hemorrhage (2.5%), and grade ≥3 hypertension (3.4%) were infrequent, and treatment discontinuation due to AEs was uncommon (9.1% overall, including 3.5% for whom the event(s) were treatment-related).
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
Tislelizumab is a monoclonal antibody designed to specifically bind to PD-1, thereby blocking engagement of PD-1 by its ligands PD-L1 and PD-L2. Tislelizumab has demonstrated high affinity and specificity for PD-1 in preclinical studies. It is differentiated mechanistically from the currently approved PD-1 antibodies by an engineered Fc region designed to minimize binding to FcγR on macrophages, thereby abrogating antibody-dependent phagocytosis, a potential mechanism of T-cell clearance, which we believe may minimize potentially negative interactions with other immune cells based on preclinical data.
Clinical Development Program, Regulatory Status and Collaboration
Tislelizumab has received conditional approval in China for the treatment of: (i) cHL patients who have received at least two prior therapies (December 2019); and (ii) 2L+ UC PD-L1 positive patients (April 2020). Tislelizumab has also received full approval in China for the treatment of 1L squamous NSCLC patients in combination with chemotherapy (January 2021). It is currently under review by the NMPA for use in front line non-squamous NSCLC and second or third line HCC.
In January 2021, we announced a collaboration with Novartis Pharma AG (“Novartis”) to develop and commercialize tislelizumab in North America, Japan, the EU, and six other European countries. We and Novartis have agreed to jointly develop tislelizumab in these licensed countries, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and we have an option to co-detail the product in North America, funded in part by Novartis. The transaction is expected to close in the first quarter of 2021, subject to expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.
We have a broad development program for tislelizumab, including 16 filed, approved or registration-enabling clinical trials. These include global pivotal trials in Asia-prevalent cancers, NSCLC, HCC, GC, and ESCC, which are intended to support regulatory submissions globally and in China.
Our trials in lung cancer include:
•A global Phase 3 trial evaluating tislelizumab as a second- or third-line treatment compared to docetaxel in patients with locally advanced or metastatic NSCLC (NCT03358875);
•Two Phase 3 trials in China evaluating tislelizumab plus chemotherapy versus chemotherapy in squamous and non-squamous NSCLC (NCT03594747 and NCT03663205, respectively); and

•A Phase 3 trial in China in 1L SCLC evaluating tislelizumab plus chemotherapy versus chemotherapy (NCT04005716).
Our trials in liver cancer include:
•A global Phase 3 trial comparing tislelizumab with sorafenib as first-line treatment for patients with HCC (NCT03412773); and
•A global single-arm pivotal Phase 2 trial evaluating tislelizumab in second or third line unresectable HCC (NCT03419897).
Our trials in gastric cancer include:
•A global Phase 3 trial of tislelizumab combined with chemotherapy versus placebo combined with chemotherapy as first-line treatment for patients with gastric cancer (NCT03777657).
Finally, our trials in ESCC include:
•A global Phase 3 trial comparing tislelizumab with chemotherapy as second-line treatment for patients with advanced ESCC (NCT03430843);
•A global Phase 3 trial of tislelizumab in combination with chemotherapy as first-line treatment for patients with ESCC (NCT03783442); and
•A Phase 3 trial in China of tislelizumab versus placebo in combination with chemoradiotherapy in patients with localized ESCC (NCT03957590).
We are also evaluating tislelizumab in registration-enabling trials in UC, MSI-high or dMMR solid tumors, and NPC. We have two China studies in UC, including a pivotal Phase 2 (NCT04004221) in second-line UC evaluating tislelizumab as monotherapy that was the basis for our UC approval in China in May 2020, and a Phase 3 trial (NCT03967977) in first line UC comparing tislelizumab plus chemotherapy versus chemotherapy alone. In MSI-high or dMMR solid tumors we have an ongoing pivotal Phase 2 trial (NCT03736889) in China examining tislelizumab as monotherapy, and in NPC we have a Phase 3 trial (NCT03924986) in China in first line evaluating tislelizumab plus chemotherapy versus chemotherapy alone.
We have announced that four of Phase 3 trials for tislelizumab have met their respective primary endpoints, in 1L squamous NSCLC, 1L non-squamous NSCLC, 2L NSCLC, and 2L ESCC. In 1L NSCLC, tislezumab in combination with chemotherapy has shown improved PFS when compared to PFS in both squamous and non-squamous patients. In 2L NSCLC and 2L ESCC, tislelizumab has shown improved overall survival compared to chemotherapy.
We expect several milestones from the tislelizumab program in 2021. Finalizing the transaction with Novartis is expected in the first quarter of 2021. Submission of the first BLA outside of China is expected during the year. Submission of sBLAs in China for 2L/3L NSCLC and MSI-H/dMMR solid tumors is expected in the first half of 2021, and for 2L ESCC in mid-2021. Regulatory decision on sBLAs in 1L non-squamous NSCLC and 2L/3L HCC are expected in China in 2021. We expect to announce topline results of the Phase 3 trial of 1L treatment combined with chemotherapy in patients with NPC in 2021. Completion of enrollment of the Phase 3 trial in 1L SCLC is expected in the first half of 2021. Completion of enrollment in the Phase 3 trial versus placebo in combination with chemoradiotherapy in patients with localized ESCC is expected in 2021.
Summary of Clinical Results
As of January 2021, we had enrolled over 7,700 patients in clinical trials of tislelizumab, including combination trials. Data from our trials thus far suggested that tislelizumab was generally well-tolerated and exhibited anti-tumor activity in a variety of tumor types. All of the studies discussed below were presented at major medical conferences and were included in press releases issued at the time of the medical conferences and included in our current reports or announcements filed with the SEC and HKEx, respectively. Those sources have further details on each study.
Non-Small Cell Lung Cancer
In January 2020, we announced that our Phase 3 clinical study evaluating tislelizumab plus two chemotherapy regimens versus chemotherapy alone in first-line treatment of squamous NSCLC patients (NCT03594747) met the primary endpoint of progression-free survival at the planned interim analysis, as determined by independent review committee. In this study, patients with previously untreated advanced squamous NSCLC were randomized to receive either tislelizumab in combination with paclitaxel and carboplatin, tislelizumab in combination with nanoparticle albumin-bound (nab) paclitaxel (ABRAXANE®)

and carboplatin, or paclitaxel and carboplatin alone. Based on the pre-planned interim analysis, both tislelizumab treatment arms crossed the pre-specified efficacy boundary compared to chemotherapy alone.
The data from this trial were presented at the 2020 annual meeting of ASCO and are briefly summarized below.

	Arm A	Arm B	Arm C
	Tislelizumab + PC (n = 120)	Tislelizumab + nab-PC (n = 119)	PC (n=121)
PFS, median in months Stratified hazard ratio versus placebo p-value	7.6 0.524 0.0001	7.6 0.478 <0.0001	5.5
ORR, %	73	75	50
PC: paclitaxel and carboplatin.
Safety data from the study are briefly summarized below.

	Arm A	Arm B	Arm C
	Tislelizumab + PC (n = 120)	Tislelizumab + nab-PC (n = 119)	PC (n=121)
Patients with ≥ 1 TEAE, %	100	99	100
Serious TEAE, %	37	38	25
TEAE leading to permanent discontinuation of any study treatment component, %	13	30	15
TEAE leading to death, n	4	5	5
In April 2020, we announced that our Phase 3 clinical study evaluating tislelizumab plus platinum doublet chemotherapy versus chemotherapy alone in first-line treatment of non-squamous NSCLC patients (NCT03663205) met the primary endpoint of progression-free survival at the planned interim analysis, as determined by independent review committee. In this study, patients with previously untreated advanced non-squamous NSCLC were randomized to receive either tislelizumab in combination with pemetrexed and investigator’s choice of platinum chemotherapy (either carboplatin or cisplatin) versus pemetrexed and platinum chemotherapy alone. Based on the pre-planned interim analysis, the tislelizumab treatment arm crossed the pre-specified efficacy boundary compared to chemotherapy alone.
The data from this trial were presented at the 2020 virtual congress of the European Society for Medical Oncology ("ESMO") and are briefly summarized below.

	Arm A	Arm B
	Tislelizumab + PP (n = 223)	PP (n = 111)
PFS, median in months Stratified hazard ratio versus chemotherapy alone p-value	9.7 0.645 0.004	7.6
ORR, %	57	37
Safety data from the study are briefly summarized below.

	Arm A	Arm B
	Tislelizumab + PP (n = 223)	PP (n = 111)
Patients with ≥ 1 TEAE, %	100	99
Grade ≥ 3 TEAE, %	68	54
TEAE leading to permanent discontinuation of any study treatment component, %	26	9
TEAE leading to death, n	7	2
In Arm A, fatal TEAEs were pneumonitis (n=3), asphyxia, atrial fibrillation, cerebellar hemorrhage, and unspecified death (n=1 each); in Arm B, fatal TEAEs were pneumonitis and embolism (n=1 each); four patients experienced AEs leading to death that were considered by the investigator to be treatment-related.

Two reports of preliminary efficacy and safety from a clinical trial (NCT03493451) investigating use of tislelizumab in lymphoma were reported at the 2020 virtual congress of EHA. The two reports were each from one arm of the study, one in natural killer/T-cell lymphoma and one in peripheral T-cell lymphoma.
Safety Results
The safety results of tislelizumab in clinical trials to date have been consistent with its therapeutic class, having a relatively low rate of drug-related grade 3 or above toxicity. The safety data of tislelizumab described below was obtained from 934 patients treated with tislelizumab monotherapy from the following four clinical studies as of April 2020: BGB-A317-001 (N=451), BGB-A317-102 (N=300), BGB-A317-203 (N=70) and BGB-A317-204 (N=113). Types of tumors studied included: urothelial carcinoma (N=152), non-small cell lung cancer (N=105), esophageal carcinoma (N=81), gastric cancer (N=78), classical Hodgkin lymphoma (N=70), hepatocellular carcinoma (N=69), colorectal cancer (N=54), ovarian cancer (N=51) , renal cell carcinoma (N=37), melanoma (N=36), breast cancer (N=32), head and neck squamous cell carcinoma (N=29), nasopharyngeal carcinoma (N=27), cholangiocarcinoma (N=18), pancreatic cancer (N=10), small cell neuroendocrine carcinoma (N=10), sarcoma (N=10), mesothelioma (N=9), cervical cancer (N=7), and others (N=49). In the above studies, 496 patients received tislelizumab 200 mg once every 3 weeks, 355 patients received tislelizumab at a dose of 5 mg/kg once every 3 weeks, 26 patients received 2 mg/kg once every 2 weeks, 26 patients received 5 mg/kg once every 2 weeks, 21 patients received 2 mg/kg once every 3 weeks, 7 patients received 10 mg/kg once every 2 weeks, and 3 patients received 0.5 mg/kg once every 2 weeks. The median duration of treatment was 16 weeks (range: 0.6 - 160.4 weeks); 36.1% patients received treatment with tislelizumab for ≥ 6 months and 20.6% for ≥ 12 months.
The incidence of adverse reactions of all grades was 70.8% in 934 patients treated with tislelizumab. Those occurring in ≥10% of patients included rash, fatigue, and alanine aminotransferase increased.
The incidence of Grade 3 or higher AEs was 21.8%. Those occurring in ≥1% of patients included: gamma‑glutamyl transferase increased, anemia, aspartate aminotransferase increased, alanine aminotransferase increased, pneumonitis, severe skin reactions, and hypokalemia.
irTEAEs and Deaths
The specific irAE rates listed below are from the four studies of tislelizumab in 934 patients summarized above. These irAEs have well-established algorithms for treatment and are considered manageable. irAEs seen in >1.0% of patients were as follows:

	All Grades, n	Grade ≥ 3, n
Immune-related pneumonitis	25	14
Immune-related diarrhea and colitis	10 (3 diarrhea, 7 colitis)	6 (2 diarrhea, 4 colitis)
Immune-related hepatitis	20	13
Immune-related hypothyroidism	70	0
Immune-related hyperthyroidism	35	0
Immune-related thyroiditis	9	0
Immune-related skin adverse reactions	67	10
In total, there were four deaths in the pooled data set of 934 patients across the four studies. The four deaths occurred in one patient experiencing immune-related pneumonitis, two patients experiencing immune-related hepatitis, and one patient experiencing immune-related nephritis (all-grade immune-related nephritis incidence was 0.6%).
Pamiparib, a PARP1 and PARP2 Inhibitor
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
Mechanism of Action
PARP family members PARP1 and PARP2 play essential roles in cell survival in response to DNA damage. Inhibition of PARPs prevents the repair of common single-strand DNA breaks, which leads to formation of double-strand breaks during DNA replication. Cancer cells with mutations in the breast cancer susceptibility gene, or BRCA1/2 genes, are highly sensitive to PARP inhibition. This phenomenon is called “synthetic lethality” and is the foundation of the therapeutic utility of PARP inhibitors as a monotherapy for BRCA mutant cancers. In addition to hereditary BRCA1/2 mutations, the synthetic lethality concept has been broadened to include sporadic tumors that display homologous recombination deficiency ("HRD", a double stranded DNA repair mechanism), a gene expression profile that resembles that of a BRCA deficient tumor.
Another potential therapeutic utility of PARP inhibitors is in combination therapy. PARP inhibitors are hypothesized to potentiate cytotoxicity of DNA-alkylating agents such as platinum compounds, temozolomide and ionizing radiation, and may be used in combination with these agents in treating various cancers.
Summary of Clinical Results
We presented preliminary results from a Phase 2 registration trial at ESMO 2020. The data are from a Phase 2 dose-expansion portion of a Phase 1/2 trial of pamiparib in patients with advanced ovarian cancer, fallopian cancer, and primary peritoneal cancer or advanced triple negative breast cancer (NCT03333915). A total of 113 patients in China with high-grade, non-mucinous, epithelial OC (including fallopian or primary peritoneal cancer), harboring germline BRCA1/2 mutation, following at least two prior lines of standard chemotherapy were enrolled in the pivotal Phase 2 portion of the trial, including 90 patients with advanced platinum-sensitive OC (PSOC) in Cohort 1, and 23 patients with advanced platinum-resistant OC (PROC) in Cohort 2.
As of the data cutoff on February 2, 2020, there was a median follow-up time of 12.2 months. In Cohort 1, the patients with PSOC, the ORR was 65%. In Cohort 2, the patients with PROC, the ORR was 32%. Pamiparib was generally tolerated in patients with PSOC and PROC, which is similar to other PARP inhibitors. Across the trial, the most common (≥20%) TEAEs of any grade included anemia (89%), nausea (68%), decreased neutrophil count (61%), decreased white blood cell count (60%), vomiting (50%), decreased platelet count (31%), decreased appetite (30%), asthenia (28%), diarrhea (22%), increased AST (21%), decreased lymphocyte count (21%), increased ALT (20%), and leukopenia (20%).
Clinical Development Program and Regulatory Status
In July 2020, we filed an NDA for pamiparib in China for use in third-line BRCA-mutated ovarian cancer based on the pivotal study results described above. In addition to this study, our clinical development program includes a Phase 3 trial as a maintenance therapy in patients with platinum-sensitive recurrent OC (NCT03519230), a Phase 2 trial in BRCA-mutated HER2-negative breast cancer (NCT03575065), a Phase 2 trial in first-line platinum-sensitive GC maintenance (NCT03427814), and a Phase 1b/2 trial in combination with temozolomide in glioblastoma multiforme (NCT03150862).
We expect to announce top-line results from the Phase 3 maintenance study in patients with platinum-sensitive recurrent OC in 2021 or the first half of 2022.
Ociperlimab (BGB-A1217), an TIGIT Inhibitor
Ociperlimab (BGB-A1217) is an investigational humanized IgG1-variant monoclonal antibody directed against TIGIT. We have an ongoing Phase 1a/1b trial (NCT04047862) in Australia investigating the safety, tolerability, pharmacokinetics, and preliminary antitumor activity of BGB-A1217 in combination with tislelizumab in patients with advanced solid tumors. The molecule has exhibited high potency in our experiments, and possesses a competent Fc moiety which our experiments suggest is required for optimal efficacy. Further, no DLTs have been observed and full target occupancy has been seen in PBMCs at the lowest dose tested. We have selected the randomized Phase 2 dose for ociperlimab and are studying the molecule in combination with tislelizumab. We plan to present Phase 1a/1b data in 2021, and a registrational program is expected to begin in the first half of 2021.
Lifirafenib (BGB-283) and BGB-3245, Inhibitors of RAF
Lifirafenib is an investigational novel small molecule inhibitor with RAF monomer and dimer inhibition activities. Lifirafenib has shown antitumor activities in preclinical models and in cancer patients with tumors harboring BRAF V600E mutations, non-V600E BRAF mutations or KRAS/NRAS mutations. We have been developing lifirafenib for the treatment of cancers with aberrations in the mitogen-activated protein kinase ("MAPK"), pathway, including BRAF gene mutations and KRAS/NRAS gene mutations where first generation BRAF inhibitors are not effective. We believe that lifirafenib as monotherapy or in combination with other agents may have potential for treating various malignancies such as melanoma, NSCLC, and endometrial cancer.
Currently approved BRAF inhibitors include Roche’s ZELBORAF® (vemurafenib), Novartis’ TAFINLAR® (dabrafenib) and Pfizer / Array BioPharma's BRAFTOVI® (encorafenib). The combination of BRAF and MEK inhibitors is approved in patients with BRAF V600E/K mutation-positive metastatic melanoma, such as Novartis’ dabrafenib and MEKINIST® (trametinib), Roche’s vemurafenib and COTELLIC® (cobimetinib), and Pfizer / Array Biopharma’s BRAFTOVI® (encorafenib)

and MEKTOVI® (binimetinib). We are aware of several other BRAF inhibitors in clinical development, such as Roche’s belvarafenib and Novartis’ LXH254.
BeiGene is working together with SpringWorks Therapeutics, Inc. ("SpringWorks") in a global clinical collaboration and has initiated a Phase 1b clinical trial (NCT03905148) to evaluate the safety, tolerability, and preliminary efficacy of lifirafenib in combination with SpringWorks' investigational MEK inhibitor, mirdametinib (PD-0325901), in patients with advanced solid tumors.
In addition to the collaboration, BeiGene and SpringWorks formed a separate company, MapKure, LLC, to develop BGB-3245, an investigational, selective next-generation RAF kinase inhibitor discovered by BeiGene scientists. MapKure has an ongoing Phase 1 clinical trial of BGB-3245 (NCT04249843) in patients with advanced or refractory tumors harboring specific v-RAF murine sarcoma viral oncogene homolog B ("B-RAF") genetic mutations.
Sitravatinib (MGCD-0516), a Multi-Kinase Inhibitor
In January 2018, we entered into an exclusive license agreement with Mirati Therapeutics, Inc. ("Mirati") for the development, manufacturing and commercialization of Mirati’s sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand. Sitravatinib is an investigational spectrum-selective kinase inhibitor, which potently inhibits receptor tyrosine kinases, including RET, TAM family receptors (TYRO3, Axl, MER), and split family receptors (VEGFR2, KIT). Sitravatinib is being evaluated by Mirati in multiple clinical trials to treat patients who are refractory to prior immune checkpoint inhibitor therapy, including a Phase 3 trial of sitravatinib in NSCLC initiated in 2019. Sitravatinib is also being evaluated as a single agent in patients with NSCLC, melanoma and other solid tumor types whose tumors harbor specific genetic alterations in the CBL protein. In recent data readouts by Mirati, sitravatinib has demonstrated durable responses in lung cancer patients who progressed after treatment with checkpoint inhibitors. We have an ongoing Phase 1 trial (NCT03666143) of sitravatinib in combination with tislelizumab in various solid tumors in Australia and China, and a Phase 1/2 trial (NCT03941873) is investigating sitravatinib monotherapy and combining sitravatinib with tislelizumab focused on HCC or gastroesophageal junction cancer.
BGB-11417, a Small Molecule Bcl-2 Inhibitor
BGB-11417 is an investigational small molecule Bcl-2 inhibitor. We have completed preclinical and investigational new drug ("IND") -enabling studies of BGB-11417, which demonstrated potent activity and high selectivity against the pro-apoptotic protein Bcl-2. The molecule appears to be more potent than venetoclax and shows the potential to overcome resistance to venetoclax. Further, it is more selective than venetoclax for Bcl-2 relative to Bcl-xL. Finally, we believe that it is well-positioned to be combined with BRUKINSA®. We have an ongoing Phase 1 trial (NCT04277637) in Australia and the United States to investigate the safety, tolerability, pharmacokinetics, and preliminary antitumor activity of BGB-11417 and its combination with zanubrutinib in patients with mature B-cell malignancies.
BGB-A445, an OX40 Agonist Antibody
BGB-A445 is an investigational agonistic antibody directed to the OX40 antigen. BGB-A445 is a non-ligand competing antibody that does not disrupt OX40 to OX40 ligand engagement. Preclinical experiments showed that our antibody has increasing effectiveness at higher doses versus an antibody that was ligand-competing, which showed falling effectiveness at higher doses. BGB-A445 has also showed in preclinical tests the potential to be combined with several agents, such as tislelizumab, as well as a TLR9 agonist, a PI3Kδ inhibitor, sitravatinib, and chemotherapy. We have an ongoing Phase 1 trial (NCT04215978) of our OX40 antibody in combination with tislelizumab in patients with advanced solid tumors.
Zanidatamab (ZW25), a bispecific HER2 inhibitor
Zanidatamab (ZW25), a novel investigational Azymetric™ bispecific antibody against HER2, is currently in late-stage clinical development with Zymeworks Inc. BeiGene has development and commercial rights to zanidatamab in Asia (excluding Japan), Australia, and New Zealand. We have two clinical studies ongoing with zanidatamab. The first is a phase 1/2 study (NCT04215978) in HER2 positive breast and gastric cancer. The breast cancer arm combines zanidatmab with docetaxel, and the gastric arm combines zanidatamab with our PD-1 inhibitor tislelizumab and chemotherapy. The second study (NCT04466891) is a Phase 2b study in patients with advanced or metastatic HER2-amplified biliary tract cancers (BTC) in which zanidatamab is being used as monotherapy. We expect to initiate a Phase 3 study examining zanidatamab in combination with chemotherapy with and without tislelizumab in HER2 positive gastroesophageal cancer in 2021.
BGB-A333, a PD-L1 Inhibitor
BGB-A333 is an investigational humanized IgG1-variant monoclonal antibody against PD-L1, the ligand of PD-1. We have investigated BGB-A333 as a monotherapy and in combination with other cancer therapies, such as tislelizumab, to treat various cancers. We recently completed a Phase 1 clinical trial (NCT03379259) in Australia to assess the safety and antitumor effect of BGB-A333 alone and in combination with tislelizumab in patients with advanced solid tumors.
BGB-A425, a TIM-3 Inhibitor
BGB-A425 is an investigational humanized IgG1-variant monoclonal antibody against T-cell immunoglobulin and mucin-domain containing-3 ("TIM-3"). We have an ongoing Phase 1/2 trial (NCT03744468) of BGB-A425 in combination with tislelizumab in various solid tumors.
BGB-15025, a Small Molecule HPK1 Inhibitor
BGB-15025 is an investigational small molecule inhibitor of HPK1, which is a key negative feedback regulator of TCR signaling. Inhibition of HPK1 leads to enhanced T-cell activation pre-clinically. In addition, preclinical studies showed that BGB-15025 exhibits combination activity with tislelizumab and has a wide therapeutic window. We plan to initiate clinical studies in the first quarter of 2021.
Our Preclinical Programs
We have a proprietary biology research platform that has allowed us to research and develop both small molecules and biologic molecules. In the last decade, this platform has generated more than 10 clinical stage assets, including two internally-developed molecules that have been approved by regulatory bodies in the United States and China and in China, respectively, with other filings pending globally and planned to be submitted. The platform is a full-process technology system spanning from early discovery to commercialization of oncology medicines based on multiple drug technology platforms that can be applied to oncology and other fields. We have core technology platforms for the development of small molecule and antibody medicines and the manufacturing of our own and potentially other medicines.

We anticipate advancing multiple our preclinical drug candidates into the clinic in the next 12 months. We believe that we have the opportunity to combine tislelizumab with our preclinical candidates to target multiple points in the cancer immunity cycle. We also may seek to develop companion diagnostics that will help identify patients who are most likely to benefit from the use of our medicines and drug candidates.
Manufacturing and Supply
We manufacture our medicines and drug candidates internally and with the help of third-party contract manufacturing organizations ("CMOs"). The manufacturing of our medicines and drug candidates is subject to extensive regulations that impose various procedural and documentation requirements governing recordkeeping, manufacturing processes and controls, personnel, quality control, and quality assurance, among others. Our manufacturing facilities and the facilities of the CMOs we use to manufacture our medicines and drug candidates operate under current good manufacturing practice regulations ("GMP") conditions. GMP regulations are requirements for the production of pharmaceuticals that will be used in humans.
Our Manufacturing Facilities
We have manufacturing facilities for small molecule drugs and large molecule biologics in Suzhou and Guangzhou, China, respectively, to support the commercialization and potential future demand of our internally developed products.
Our manufacturing facility in Suzhou is over 13,000 square meters and consists of a manufacturing base for small molecule drug products with an annual production capacity of about 100 million tablets and a pilot test biologics production facility with 500 liters capacity. In addition, our Suzhou facility produces biologics candidates for clinical supply. It is aligned with the design criteria of the United States, EU, and China regulatory requirements. The facility has a manufacturing license, which is required for the commercial manufacture of zanubrutinib in China.
We are also building a state-of-the-art commercial-scale manufacturing facility of approximately 100,000 square meters in Guangzhou for the manufacturing of large molecule biologics. Phase I and Phase II of the facility have been completed in September 2019 and December 2020, respectively, with biologics capacity of 24,000 liters, and Phase III is expected to be completed by the end of 2021 with capacity of 40,000 liters. Upon completion, the total capacity will reach 64,000 liters. In the future, we intend to expand the production capacity of the Guangzhou facility to exceed 120,000 liters and to reach up to 200,000 liters. We have received a manufacturing license for drug substances and drug products for this facility and approval to manufacture commercial product is expected in the first half of 2021. Following regulatory inspection and approval, the first commercial product to be manufactured at this facility is expected to be tislelizumab.
We are also looking to expand our biologics manufacturing capabilities to include a future manufacturing facility in the United States, with multiple sites currently under review.

We also have pilot scale (approximately 140 square meter) manufacturing capabilities at our research facility in Beijing, China, which produces preclinical and clinical trial materials for some of our small molecule drug candidates.
Contract Manufacturing Organizations
We currently rely on, and expect to continue to rely on, a limited number of third-party CMOs and CROs for the production of some drug products and drug substances and the supply of raw materials to meet the commercial, clinical, and preclinical needs of our medicines and drug candidates. We have adopted procedures to ensure that the production qualifications, facilities, and processes of the third-party suppliers engaged by us comply with relevant regulatory requirements and our internal quality and operational guidelines. We select our third-party suppliers carefully by considering a number of factors, including their qualifications, relevant expertise, production capacity, geographic proximity, reputation, track record, product quality, reliability in meeting delivery schedules, and business terms.
We have commercial supply and related agreements with most of our manufacturing service providers. For example, we entered into a commercial supply agreement with Catalent Pharma Solutions, LLC ("Catalent") to produce BRUKINSA® at Catalent’s Kansas City, MO site for clinical and commercial use in the United States and other countries outside of China. We currently source the active pharmaceutical ingredient ("API") for BRUKINSA® from a supplier in China and are in the process of bringing an additional source of supply online outside of China. In addition, we entered into a commercial supply agreement with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") for tislelizumab, which is being manufactured at Boehringer Ingelheim’s facility in Shanghai, China as part of a marketing authorization holder ("MAH") project pioneered by us and Boehringer Ingelheim. Additionally, our collaboration and license agreement with Novartis includes the right for Novartis to manufacture tislelizumab for the licensed territory, to be managed by Novartis following tech transfer. For our commercial and clinical stage products licensed from Amgen and BMS, we rely on Amgen and BMS and their manufacturing facilities or CMOs outside of China for the supply of those medicines and drug candidates.
Our agreements with the outsourced suppliers engaged by us generally set out terms, including product quality or service details, technical standards or methods, delivery terms, agreed price and payment, and product inspection and acceptance criteria. We are generally allowed to return any products that fail to meet specified quality standards. Our outsourced suppliers procure raw materials themselves. Typically, outsourced suppliers request settlement of payment within 30 days from the date of invoice. Either party may terminate the agreements by serving notice to the other party under certain circumstances.
We generally obtain raw materials for our manufacturing activities from various suppliers who we believe have sufficient capacity to meet our demands. Raw materials and starting materials used at our facilities in Beijing and Suzhou include active pharmaceutical ingredients custom-made by our third-party CROs and excipients, which are commercially available from well-known vendors that meet the requirements of the relevant regulatory agencies. The core raw materials used in manufacturing at our Guangzhou facility are genetically modified cell lines that we have co-developed and licensed from Boehringer Ingelheim and other third parties.
We typically order raw materials on a purchase order basis and do not enter into long-term, dedicated capacity or minimum supply arrangements. We pay for our purchases of raw materials on credit. Credit periods granted to us by our suppliers generally range from 30 to 60 days. Our suppliers are generally not responsible for any defects in our finished products.
Amgen Collaboration
Collaboration Agreement
On October 31, 2019, our wholly-owned subsidiary, BeiGene Switzerland GmbH (“BeiGene Switzerland”), entered into a Collaboration Agreement with Amgen, which became effective on January 2, 2020 (the "Amgen Collaboration Agreement"). Pursuant to the terms of the Amgen Collaboration Agreement, we are responsible for commercializing Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China (excluding Hong Kong, Macao and Taiwan) for a period of five or seven years following each product’s regulatory approval in China, as specified in the Amgen Collaboration Agreement, with the commercialization period for XGEVA® commencing following the transition of operational responsibilities for the product. In addition, as specified in the agreement, we have the option to retain one of the three products to commercialize for as long as the product is sold in China. The parties have agreed to equally share profits and losses for the products in China during each product’s commercialization period. After expiration of the commercialization period for each product, the products not retained will be transitioned back to Amgen and we will be eligible to receive tiered mid-single to low-double digit royalties on net sales in China of each product for an additional five years.
Additionally, pursuant to the terms of the Amgen Collaboration Agreement, we and Amgen have agreed to collaborate on the global development and commercialization of a portfolio of Amgen clinical- and late-preclinical-stage oncology pipeline products. Starting from the commencement of the Amgen Collaboration Agreement, we and Amgen will co-fund global development costs, with BeiGene contributing up to $1.25 billion worth of development services and cash over the term of the collaboration. We will be eligible to receive tiered mid-single digit royalties on net sales of each product globally outside of China, other than sotorasib (AMG 510), on a product-by-product and country-by-country basis, until the latest of the expiration of the last valid patent claim, the expiration of regulatory exclusivity, or the earlier of eight years after the first commercial sale of such product in the country of sale and 20 years from the date of first commercial sale of such product anywhere in the world.
For each pipeline product that is approved in China, we will have the right to commercialize the product for seven years, with the parties sharing profits and losses for the product in China equally. In addition, we will have the right to retain approximately one of every three approved products, up to a total of six, other than sotorasib (AMG 510), to commercialize for as long as each such product is sold in China. After the expiration of the seven-year commercialization period, each product will be transitioned back to Amgen and we will be eligible to received tiered mid-single to low-double digit royalties on net sales in China for an additional five years. The parties are subject to specified exclusivity requirements in China and the rest of the world.
BeiGene, Ltd. has guaranteed certain obligations of BeiGene Switzerland under the Amgen Collaboration Agreement pursuant to the terms of a separate Guarantee Agreement.
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
Share Purchase Agreement
In connection with the Amgen Collaboration Agreement, pursuant to a share purchase agreement dated October 31, 2019, as amended, by and between BeiGene, Ltd. and Amgen (the “Share Purchase Agreement”), we issued to Amgen 206,635,013 ordinary shares in the form of 15,895,001 American Depositary Shares (“ADSs”) of BeiGene, Ltd. on January 2, 2020, representing approximately 20.5% of our then outstanding shares, for an aggregate purchase price of $2.78 billion, or $13.45 per ordinary share, or $174.85 per ADS.
Pursuant to the Share Purchase Agreement, Amgen has agreed to (i) a lock-up on sales of its shares until the earliest of (a) the fourth anniversary of the closing, (b) the expiration or termination of the Collaboration Agreement and (c) a change of control of BeiGene, Ltd., (ii) a standstill until the later of (a) the first anniversary of the date as of which it ceases to have the right to appoint a director and (b) the date on which it holds less than 5% of our then outstanding shares, and (iii) a voting agreement to vote its shares on certain matters presented for shareholder approval until the later of (a) the fifth anniversary of the closing and (b) the expiration of the standstill period, all under specified circumstances and as set forth in the agreement. Following the later of (i) the expiration of the lock-up period and (ii) the expiration of the standstill period, Amgen has agreed not to sell shares representing more than 5% of our then outstanding shares in any rolling 12-month period, subject to specified exceptions. In addition, Amgen will have the right to designate an independent director to serve on our board of directors until the earlier of (a) the date on which Amgen holds less than 10% of our then outstanding shares as a result of Amgen’s sale of ordinary shares or Amgen’s failure to participate in future offerings and (b) the third anniversary of the date of the expiration or termination of the Amgen Collaboration Agreement. Under the terms of the Share Purchase Agreement, Amgen will also have specified registration rights upon expiration of the lock-up. Additionally, we have agreed to use reasonable best efforts to provide Amgen with an opportunity to participate in subsequent new securities offerings upon the same terms and conditions as other purchasers in the offering in an amount needed to allow Amgen to hold up to 20.6% of our shares, subject to applicable law and HKEx rules and other specified conditions.
On March 17, 2020, BeiGene, Ltd. and Amgen entered into an Amendment No. 2 (the “Second Amendment”) to the Share Purchase Agreement in order to account for periodic dilution from the issuance of shares by us, which agreement was restated in its entirety on September 24, 2020 (the “Restated Second Amendment”). Pursuant to the Restated Second Amendment, Amgen has an option (the “Direct Purchase Option”) to subscribe for additional ADSs in an amount necessary to enable it to increase (and subsequently maintain) its ownership at approximately 20.6% of our outstanding shares. The Direct Purchase Option is exercisable on a monthly basis, but only if Amgen’s interest in our outstanding shares at the monthly reference date is less than 20.4%. The Direct Purchase Option (i) is exercisable by Amgen solely as a result of dilution arising from issuance of new shares by us under our equity incentive plans from time to time, and (ii) is subject to annual approval by our independent shareholders each year during the term of the Restated Second Amendment. The exercise period of the Direct Purchase Option commenced on December 1, 2020 and will terminate on the earliest of: (a) the date on which Amgen and its affiliates collectively own less than 20% of the outstanding share capital of the Company as a result of Amgen’s sale of shares; (b) at least 60-day advance written notice from either Amgen or the Company that such party wishes to terminate the Direct Purchase Option; or (c) December 1, 2023. The Direct Purchase Option has no vesting period.
Novartis Collaboration
On January 11, 2021, our wholly-owned subsidiary, BeiGene Switzerland GmbH, entered into a Collaboration and License Agreement (the “Novartis Collaboration and License Agreement”) with Novartis Pharma AG (“Novartis”), pursuant to which Novartis will have the right to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan (the “Licensed Territory”).
Under the Novartis Collaboration and License Agreement, we will receive an upfront cash payment of $650 million from Novartis. Additionally, we are eligible to receive up to $1.3 billion upon the achievement of regulatory milestones, $250 million upon the achievement of sales milestones, and tiered royalties based on percentages of annual net sales of tislelizumab in the Licensed Territory ranging from the high-teens to high-twenties, with customary reductions in specified circumstances. Royalties are payable on a country-by-country basis from the time of the first commercial sale until the latest of the expiration of the last valid patent claim, the expiration of regulatory exclusivity, or 10 years after the first commercial sale of tislelizumab in the country of sale.
Under the Novartis Collaboration and License Agreement, we and Novartis have agreed to jointly develop tislelizumab in the Licensed Territory, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials to explore potential combinations of tislelizumab with other cancer treatments. We will be responsible for funding the ongoing clinical trials of tislelizumab, and Novartis has agreed to fund any new registrational, bridging, or post-marketing studies in the Licensed Territory. Subject to specified conditions, both parties have agreed to jointly fund other new clinical trials in the Licensed Territory agreed by the parties, provided that each party will be responsible for funding clinical trials evaluating tislelizumab in combination with its own- or third-party cancer treatments. We will initially be responsible for supplying tislelizumab to Novartis, with Novartis having the right to conduct manufacturing for its use in the Licensed Territory after successful transfer of the manufacturing process. In addition, we have an option to co-detail the product in the United States, Canada and Mexico, on an indication-by-indication basis, funded in part by Novartis. Each party retains the worldwide right to commercialize its propriety products in combination with tislelizumab.
The Novartis Collaboration and License Agreement contains customary representations, warranties and covenants by the parties. Unless earlier terminated, the agreement will expire on a country-by-country basis upon expiration of the royalty term in such country and in its entirety upon the expiration of all applicable royalty terms in all countries in the Licensed Territory. We may terminate the agreement in its entirety upon written notice (i) if Novartis challenges the licensed BeiGene patents, or (ii) if Novartis files a biologics license application for its anti-PD-1 antibody, spartalizumab, in the Licensed Territory, and we do not elect to include spartalizumab as a licensed product under the agreement or Novartis does not divest the product candidate, in which case Novartis would pay us a specified termination fee. The agreement may be terminated by Novartis upon 120 days’ prior written notice if delivered before first commercial sale or 180 days’ prior written notice if delivered following first commercial sale of tislelizumab in the Licensed Territory, or by either party upon the other party’s bankruptcy or uncured material breach.
The transaction contemplated under the Collaboration and License Agreement is expected to close in the first quarter of 2021, subject to expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.
Celgene License and Supply Agreement
On July 5, 2017, we and Celgene Logistics Sàrl, now a wholly-owned subsidiary of BMS, entered into a License and Supply Agreement, which we refer to as the China License Agreement and which became effective on August 31, 2017, pursuant to which we were granted the right to exclusively distribute and promote BMS’s approved cancer therapies, REVLIMID®, VIDAZA® and ABRAXANE® in China, excluding Hong Kong, Macau and Taiwan. In addition, if Celgene decides to commercialize a new oncology product through a third party in the licensed territory during the first five years of the term, we have a right of first negotiation to obtain the right to commercialize the product, subject to certain conditions. We subsequently assigned the agreement to our wholly-owned subsidiary, BeiGene Switzerland.
The term of the China License Agreement is 10 years and may be terminated by either party upon written notice in the event of uncured material breach or bankruptcy of the other party, or if the underlying regulatory approvals for the covered products are revoked. BMS also has the right to terminate the agreement with respect to REVLIMID® at any time upon written notice to us under certain circumstances.
The China License Agreement contains customary representations and warranties and confidentiality and mutual indemnification provisions.
Intellectual Property
The proprietary nature of, and protection for, our medicines, drug candidates, and their methods of use are an important part of our strategy to develop and commercialize novel medicines, as described in more detail below. We have filed patent applications and obtained patents in the United States and other countries and regions, such as China and Europe, relating to our medicines and certain of our drug candidates, and are pursuing additional patent protection for them and for our other drug candidates and technologies. We rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our manufacturing processes. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and support our development programs.
As of January 31, 2021, we owned 30 issued U.S. patents, 14 issued China patents, a number of pending U.S. and China patent applications, and corresponding patents and patent applications internationally. In addition, we owned pending international patent applications under the Patent Cooperation Treaty ("PCT"), which we plan to file nationally in the United States and other jurisdictions, as well as additional priority PCT applications. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date, provided that we meet the applicable requirements for obtaining such patent term extensions. For example, in the United States, we can apply for a patent term extension of up to five years for one of the patents covering a drug product once the product is approved by the FDA. The exact duration of the extension depends on the time that we spend in clinical studies as well as getting approval from the FDA. In China, the Amended PRC Patent Law, which will become effective on June 1, 2021, provides a patent term extension of up to five years, similar to the United States.
The key patents for our medicines and late-stage clinical drug candidates as of January 31, 2021, are summarized below:

Molecule	Territory	General Subject Matter	Expiration[1]
BRUKINSA® (Zanubrutinib)	U.S.	Compound and composition	2034
	U.S.	Use for the treatment of autoimmune diseases	2034
	U.S.	Use for the treatment of B-cell proliferative disorder	2034
	China	Compound and composition	2034
Tislelizumab	U.S.	Antibodies	2033
	U.S.	Use for the treatment of cancer	2033
	U.S.	Antibodies and use for the treatment of cancer	2033
	U.S.	Antibodies	2033
	China	Antibodies	2033
	China	Antibodies	2033
	China	Antibodies	2033
	China	Antibodies	2033
Pamiparib	U.S.	Compound and composition	2031
	U.S.	Compound and composition	2031
	U.S.	Use for the treatment of cancer	2031
	U.S.	Compositions	2031
	U.S.	Crystalline forms	2036
	U.S.	Crystalline forms	2038
	China	Compound and composition	2031
	China	Use for the treatment of cancer	2031
(1) The expected expiration does not include any additional term for patent term extensions

We have three in-licensed medicines in China from Bristol Myers Squibb company ("BMS"). The key patents for them as of January 31, 2021 are summarized below:

Product	Territory	General Subject Matter	Expiration
REVLIMID® (lenalidomide)	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
VIDAZA® (azacitidine)	China	No patent	N/A
ABRAXANE® (a nanoparticle albumin-bound paclitaxel)	China	Use for the treatment of cancer	2026
	China	Use for the treatment of cancer	2031
Under our collaboration with Amgen, we have the right to commercialize in China two medicines and, upon approval in China, one late-stage product candidate. The key patents necessary for these products in China are summarized below:

Product	Territory	General Subject Matter	Expiration
XGEVA® (denosumab)	China	Antibodies	2022
BLINCYTO® (blinatumomab)	China	No patent	N/A
KYPROLIS® (carfilzomib)	China	Compound and Composition	2025
Although various extensions may be available, the life of a patent and the protection it affords, is limited. REVLIMID®, VIDAZA® and ABRAXANE® face competition from generic medications, and we may face similar competition for our medicines and any approved drug candidates even if we successfully obtain patent protection. The scope, validity or enforceability of our or our collaborators' patents may be challenged in court or other authorities, and we or they may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. For example, the China patents for KYPROLIS® (carfilzomib) are currently in an invalidation proceeding brought by another company. Additionally, in China, the NMPA may approve a generic version of a brand-name medicine that still has patent protection, such as has occurred with REVLIMID®. Under our license agreements with BMS and Amgen, they retain the responsibility for, but are not obligated, to prosecute, defend and enforce the patents for these in-licensed products. As such, any issued patents may not protect us from generic or biosimilar competition for these medicines.
The term of individual patents may vary based on the countries in which they are obtained. In most countries in which we file, including the United States and China, the term of an issued patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may be lengthened in some cases by a patent term adjustment, which extends the term of a patent to account for administrative delays by the United States Patent and Trademark Office (the "USPTO"), in excess of a patent applicant’s own delays during the prosecution process, or may be shortened if a patent is terminally disclaimed over a commonly owned patent having an earlier expiration date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost in obtaining FDA regulatory approval. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. In China, the Amended PRC Patent Law, which will become effective on June 1, 2021, provides both patent term adjustment and patent term extension, similar to the United States.
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
Additionally, we currently own a number of registered trademarks and pending trademark applications. We currently have registered trademarks for BeiGene, our corporate logo and product names and logos in the United States, China, the EU and other jurisdictions, and we are seeking further trademark protection for BeiGene, our corporate logo, product names and logos, and other marks in jurisdictions where available and appropriate.
Government Regulation
Government authorities in the United States, China, Europe and other jurisdictions extensively regulate, among other things, the research and clinical development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drugs like those we are developing and commercializing. Some jurisdictions also regulate drug pricing. Generally, for a new drug to be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.
U.S. Regulation
U.S. Government Regulation and Product Approval
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and its implementing regulations, and biologics under the FDCA, its implementing regulations, and the Public Health Service Act ("PHSA"), and its implementing regulations.
Cancer therapies are sometimes characterized according to line of therapy, and the FDA often approves new therapies initially only for second or third-line use. When cancer is detected early enough, first line therapy may be adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, hormone therapy, radiation, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecule drugs or a combination of these. Third line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery. In some cases, new technologies and investigational medicines, as part of a clinical trial, may be used as any line of therapy.
U.S. Drug Development Process
The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and chemistry, manufacture and control (“CMC”) studies according to Good Laboratory Practices ("GLP") guidance;
•submission to the FDA of an investigational new drug ("IND") application, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to Good Clinical Practice (“GCP”), to establish the safety and efficacy of the proposed drug or safety, purity and potency of the proposed biologic, for the intended use;
•preparation and submission to the FDA of an NDA for a small molecule drug or a Biologics License Application ("BLA") for a biologic;
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP;
•FDA audits of some clinical trial sites to ensure compliance with GCPs; and
•FDA review and approval of the NDA or licensing of the BLA.
Preclinical Studies and Clinical Trials
Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as in vitro and animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to the proposed clinical trial and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds at any time before or during clinical trials due to safety concerns or noncompliance and may be imposed on all products within a certain class of products. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations require that all research subjects provide informed consent in writing before their participation in any clinical trial. Further, an institutional review board ("IRB") must review and approve the plan for any clinical trial before it commences at any institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
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
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients with the target disease or condition.
•Phase 2. Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population. These clinical trials are intended to evaluate the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.
Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA. Failure to exhibit due diligence with regard to conducting required Phase 4 clinical trials could result in withdrawal of approval for products.
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
U.S. Expanded Access
Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. There is no requirement for a company to provide expanded access to its investigational products. However, if a company decides to make one of its investigational products available for expanded access, the FDA reviews each request for expanded access and determines if treatment may proceed. A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.
U.S. Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the CMC, analytical tests conducted on the product, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new small molecule drug or a BLA for a biologic, requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of a substantial user fee, although a waiver of such fee may be obtained under certain limited circumstances. The sponsor of an approved NDA or BLA is also subject to an annual prescription drug product program fee.
The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use, and a BLA to determine whether the biologic is safe, pure, and potent for its intended use. The FDA also evaluates whether the product’s manufacturing is cGMP-compliant to assure the product’s identity, strength, quality and purity. Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.
The approval process can be lengthy and difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA in its present form. The complete response letter usually describes all of the specific deficiencies that the FDA identified in the NDA or BLA that must be satisfactorily addressed before it can be approved. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing.
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
Regulation of Companion Diagnostics in the United States
If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling.
Expedited Programs
Fast Track Designation
The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs, including biologics that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic product candidate may request the FDA to designate the product candidate as a fast track product concurrently with, or at any time after, submission of an IND, and the FDA must determine if the product candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.
In addition to other benefits, such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of each portion of the NDA or BLA and the applicant pays the applicable user fee. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA or BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Zanubrutinib was granted fast track designation by the FDA for the treatment of WM and MZL. Tislelizumab was granted fast track designation by the FDA for the treatment of 1L HCC.
Accelerated Approval
Under FDA’s accelerated approval regulations, the FDA may approve a drug, including a biologic, intended to treat a serious or life-threatening disease or condition that generally provides meaningful therapeutic benefit to patients over available treatments and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a laboratory measurement or clinical signs of a disease or condition that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of post-approval clinical trials to confirm the effect on irreversible morbidity or mortality or other clinical benefit. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Zanubrutinib was granted accelerated approval by FDA for the treatment of adult patients with MCL who have received at least one prior therapy.
Breakthrough Designation
Breakthrough therapy designation is intended to expedite the development and review of a breakthrough therapy. A drug or biologic product candidate can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a product candidate be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. If so designated, the FDA shall act to expedite the development and review of the product candidate’s marketing application, including by meeting with the sponsor throughout the product candidate’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, and assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor. The designation may be rescinded if the product candidate does not continue to meet the criteria for breakthrough therapy designation.
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
Pediatric Information
Under the Pediatric Research Equity Act, as amended (“PREA”), certain NDAs and BLAs and certain NDA and BLA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FDCA requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, PREA does not apply to a drug or biologic for an indication for which orphan designation has been granted except that PREA will apply to an original NDA or BLA for a new active ingredient that is orphan-designated if the drug or biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer
Post-Approval Requirements
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
Regulatory exclusivity in the United States can also include pediatric exclusivity and orphan drug exclusivity. Pediatric exclusivity, if granted, provides an additional six months of exclusivity, which runs from the end of other regulatory exclusivity or patent periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued ‘‘Written Request’’ for such a trial. Orphan drug exclusivity is described below under "Orphan Drugs."
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
Zanubrutinib was granted orphan drug designation status by the FDA for the treatment of WM, CLL, MCL and MZL (3 subtypes). Tislelizumab was granted orphan drug designation status by the FDA for the treatment of ESCC, HCC and GC.
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
Pharmaceutical Coverage, Pricing, and Reimbursement
In the United States and in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors, including government authorities, managed care providers, private health insurers and other organizations. Patients generally rely on third-party payors to reimburse all or part of the associated healthcare costs and no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor.
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
Healthcare Reform
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
Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, Congressional, and Executive challenges. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. Additionally, the former Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50% to 70%, effective January 1, 2019, and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”
In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify the former Trump Administration’s executive and administrative actions after January 20, 2021.
Further, on July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 the Centers for Medicare and Medicaid Services (the "CMS") issued an Interim Final Rule implementing the Most Favored Nation ("MFN") Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologics based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for our medicines. Additionally, on November 20, 2020, the U.S. Department of Health and Human Services (the "HHS") finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor have been delayed until at least January 1, 2023. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Presently, the State Medicaid combined represent less than 5% of our overall business in the U.S. While much of the focus of state pricing policies is limited to Medicaid, we cannot assess the impact that these and other measures such as state transparency policies will have on our business.
Moreover, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act or FDA’s expanded access program authorities, but the manufacturer must develop and make publicly available its policy on expanded access availability and respond to patient requests according to that policy. We make available on our website the BeiGene contact information for requesting access to our investigational drugs and expected timeline for us to acknowledge receiving such requests.
Other U.S. Healthcare Laws and Compliance Requirements
We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business prior to and after receiving regulatory approval of our product candidates. The laws that may affect our ability to operate include:
•the federal Anti-Kickback Statute ("AKS"), which prohibits, among other things, knowingly and willfully soliciting, receiving, providing, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation or arrangement of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act ("FCA") or federal civil money penalties statute. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in federal healthcare programs. This law applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. On November 20, 2020, the Office of Inspector General (“OIG”) finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;
•federal civil and criminal false claims and civil monetary penalty laws, such as the federal FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal AKS constitutes a false of fraudulent claim for purposes of the FCA. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products and any future product candidates are subject to scrutiny under this law;
•the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates who perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs;
•the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•the Foreign Corrupt Practices Act ("FCPA"), which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment.
The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal AKS and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the civil FCA or the civil monetary penalties statute.
Many states have adopted laws similar to the federal AKS and FCA, some of which apply to claims for, and referral of patients for, healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.
Similarly, state privacy laws may be broader and require greater protections than HIPAA. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the legislation and proposed regulations including the CCPA and CPRA contain an exception for certain activities that involve PHI subject to HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.
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

Violations of fraud and abuse laws may be punishable by administrative, criminal and/or civil sanctions, including penalties, damages, disgorgement, fines, individual imprisonment, reputational harm, the curtailment or restructuring of our operations, and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal FCA as well as under the false claims laws of several states.
European Data Collection and Privacy Laws
The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the EU are governed by, as of May 2018, the General Data Protection Regulation (“GDPR”). The GDPR is wide-ranging in scope and imposes several requirements relating to the legal bases for processing personal information, the information provided to the individuals regarding data processing activities, the notification of data breaches, certain measures to take when engaging third-party processors, and the implementation of safeguards to protect the security and confidentiality of personal data. GDPR also impose strict rules on the transfer of personal data out of the European Economic Area. GDPR includes substantial fines for breaches of the data protection rules, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of GDPR. In addition, GDPR includes restrictions on cross-border data transfers. GDPR regulations may impose additional responsibility and liability in relation to personal data that we process where such processing is subject to GDPR, and we may be required to put in place additional mechanisms ensuring compliance with GDPR, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.
PRC Regulation
In the PRC, we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of PRC laws, rules and regulations affecting many aspects of our business. This section summarizes the principal PRC laws, rules and regulations that we believe are relevant to our business and operations.
PRC Drug Regulation
Introduction
China heavily regulates the development, approval, manufacturing and distribution of drugs, including biologics. The legal framework for the administration of pharmaceutical products in China was established by the Drug Administration Law of the PRC (the "DAL"). The DAL applies to entities and individuals engaged in the development, production, trade, clinical use, as well as supervision and administration of pharmaceutical products by regulatory agencies. It provides for a framework for regulating pharmaceutical manufacturers, pharmaceutical trading companies, medical institutions, and the research, development, manufacturing, distribution, packaging, pricing, and advertisement activities related to pharmaceutical products. The Implementing Measures of the Drug Administration Law as amended in 2019 provides detailed implementation regulations for the DAL.
The Revised DAL
The DAL, revised in 2019 (the "rDAL"), embodies an expected regulatory trend to strengthen the life-cycle management of drugs, to balance the development of innovative drugs and generic drugs, and to enhance drug review and enforcement. It also reflects legislative efforts to address prominent problems of the pharmaceutical industry, such as counterfeit and substandard drugs and high drug prices.
The rDAL contains a dedicated chapter on the Marketing Authorization Holder (“MAH”) system. Subject to approval by the NMPA, MAHs will be allowed to transfer their marketing authorizations. It is uncertain whether the transferability of MAH will offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system was accompanied by a range of new requirements for the MAHs. For example, a MAH must establish a quality assurance system and be responsible for the whole process and all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, adverse drug reaction monitoring and reporting. A foreign MAH is required to engage a local agent to fulfill the MAH’s obligations and the foreign MAH is subject to joint and several liability in the event of any wrongdoing. It is unclear how the scope of such joint liability will be defined.

The rDAL no longer requires the certification for good clinical practice ("GCP"), good supply practice ("GSP"), and GMP. However, drug manufacturers and drug distributors must still comply with current GMP and GSP requirements. Pursuant to the rDAL, NMPA and its local counterparts are directed to strengthen their surveillance of drug manufacturers and distributors, including through regular and continuous site inspections, to ensure their compliance. It remains to be seen how clinical trial institutions will ensure self-compliance with GCP requirements and whether there will be more inspections of clinical trial institutions.
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
Regulatory Authorities and Recent Government Reorganization
In China, the NMPA is the primary regulator for pharmaceutical products and businesses. The agency was newly formed from the prior China Food and Drug Administration ("CFDA") in 2018 as part of a complete government reorganization. The NMPA is no longer an independent agency. Its parent agency is now the newly organized the State Administration of Market Regulation (the “SAMR”), into which agencies responsible for, among other areas, consumer protection, advertising, anticorruption, antitrust, fair competition and intellectual property have been merged.
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
Preclinical and Clinical Development
The NMPA requires preclinical data to support registration applications for new drugs. Preclinical work, including safety assessment studies, must meet the GLP standards, issued in 2003 and amended in 2017. The rDAL requires the NMPA to accredit GLP labs, and that nonclinical studies of chemical drug substances and preparations and biologics that are not yet marketed in China be conducted in GLP-certified labs. There are no approvals required from the NMPA to conduct preclinical studies.

A Certificate for Use of Laboratory Animals is required for performing experimentation on animals under the Regulations for the Administration of Affairs Concerning Experimental Animals issued in 1988 and last amended in 2017, the Administrative Measures on Good Practice of Experimental Animals issued in 1997, and the Administrative Measures on the Certificate for Experimental Animals (Trial) issued in 2001. Applicants for this certificate must satisfy a number of conditions, including (1) the environment and facilities for lab animals’ living and propagating must satisfy national requirements; (2) lab animals must be qualified and sourced from institutions with Certificates for Production of Lab Animals; and (3) the animals’ feeding and experimentation must be conducted by professionals, specialized and skilled workers, or other trained personnel.
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
Therapeutic biologics follow a similar categorization, with Category 1 being new to the world. Like with small molecule drugs, Category 1 is for innovative biologics that have not been approved inside or outside of China. Biosimilars are under Category 3. Each of zanubrutinib, tislelizumab, pamiparib and lifirafenib is classified as Category 1 based on the defined registration category by the NMPA. Zanubrutinib and tislelizumab have been approved by the NMPA as Category 1 drugs.
Expedited Programs
Priority Evaluation and Approval Programs to Encourage Innovation
The NMPA has adopted several expedited review and approval mechanisms since 2009 and created additional expedited programs in recent years that are intended to encourage innovation. Applications for these expedited programs can be submitted after the CTA is admitted for review by the CDE. The NMPA’s Drug Registration Rules effective from July 1, 2020 (“DRR”) provides certain categories of drugs that may be eligible for priority status, among which, the following may be particularly relevant for us: (1) drugs that are clinically and urgently needed but insufficient in supply; (2) innovative drugs and improved new drugs for prevention and treatment of major contagious diseases and rare diseases; (3) new pediatric drugs, (4) drugs designated as breakthrough therapies, and (5) drugs that satisfy the conditional approval criteria.
If admitted to one of these expedited programs, an applicant will be entitled to more frequent and timely communication with reviewers at the CDE, expedited review and approval, and more agency resources throughout the approval process.
Our NDA for pamiparib and our BLAs for QARZIBA® and SYLVANT® have been accepted by CDE and granted priority status.
Conditional Approval
NMPA also permits conditional approval of certain medicines based on early phase data. The agency has done this for medicines that meet unmet medical needs for life-threatening illnesses and also for medicines that treat orphan indications. Under the DRR, drugs that meet one of the three criteria might be eligible for conditional approval: (1) drugs that treat life threatening illnesses for which there are no effective treatment or preventive methods, but their clinical trials already have the data to prove efficacy and their clinical value is predictable, (2) drugs that are urgently needed for public health reasons, and their clinical trials already have the data to prove efficacy and their clinical value is predictable; or (3) vaccines that are urgently needed for major public health emergencies or otherwise deemed by the National Health Commission to be urgently needed, and it is concluded upon evaluation that their benefits outweigh their risks. Following approval, the MAH is required to take risk mitigation measures and complete a post-market study as required by the NMPA within a prescribed timeline.
BRUKINSA® received conditional approval for the treatment of MCL in adult patients who have received at least one prior therapy and CLL or SLL in adult patients who have received at least one prior therapy. Tislelizumab received conditional approval as a treatment for patients with cHL who have received at least two prior therapies and as a treatment for patients with locally advanced or metastatic UC, a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy. XGEVA® received conditional approval for the treatment of adults and skeletally mature adolescents with giant cell tumor of the bone (GCTB) that is unresectable or where surgical resection is likely to result in severe morbidity and for the prevention of skeletal-related events (SREs) in patients with bone metastases from solid tumors and in patients with multiple myeloma. BLINCYTO® received conditional approval for the treatment of adult patients with R/R B-cell precursor acute lymphoblastic leukemia.
Breakthrough Therapy Designation
Breakthrough therapy designation ("BTD") is a process designed to expedite the development and review of clinical stage, innovative or improved new drugs that meet the following criteria: (1) they are intended to treat life threatening conditions or conditions that have serious negative impact on the quality of life, and (2) there are no effective treatment or preventive methods available, or there is preliminary clinical evidence indicating that they may demonstrate substantial improvement over available therapies. Applicants of drugs designated as breakthrough therapies will be entitled to direct communications with CDE at key states during the clinical trials, and may seek CDE’s opinion on study progress.
Amgen's investigational KRASG12C inhibitor sotorasib was granted BTD in China for patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received at least one prior systemic therapy.
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
Clinical Trials and Marketing Approval
Upon completion of preclinical studies and preliminary CMC studies, a sponsor typically needs to conduct clinical trials in China for registering a new drug. The materials required for this application and the data requirements are determined by the registration category. The NMPA has taken a number of steps to increase efficiency for approving CTAs, and it has also significantly increased monitoring and enforcement of GCP to ensure data integrity.
Clinical Trial Approval
All clinical trials conducted in China for the purpose of seeking marketing approvals must be approved by the NMPA and conducted at hospitals satisfying GCP requirements. In addition to a standalone China trial to support development, imported drug applicants may include Chinese clinical sites as part of an international multicenter trial (“IMCT”). Domestically manufactured drugs are not subject to foreign approval requirements, and in contrast to prior practice, the NMPA has decided to permit those drugs to conduct development via an IMCT as well.
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
Clinical Trial Register
Clinical trials conducted in China must be registered and published through the Drug Clinical Trial Information Platform (http://www.chinadrugtrials.org.cn). Applicant are required to pre-register the trial information within one month after obtaining the clinical trial approval to obtain the trial’s unique registration number and to complete registration of certain follow-up information before the first subject’s enrollment in the trial. If the foregoing pre-registration and registration is not obtained within one year after obtaining the clinical trial approval, the applicant shall submit an explanation, and if the procedure is not completed within three years, the clinical trial approval automatically expires.
Human Genetic Resources Regulation
The Regulation on the Administration of Human Genetic Resources ("HGR Regulation") became effective on July 1, 2019. The HGR Regulation applies to all human genetic resources (HGR)-related activities for R&D purposes, including sampling, biobanking, use of HGR materials and associated data in China, and the provision or sharing of such materials or data with foreign parties.
The HGR Regulation applies to foreign parties, including foreign entities and entities established or actually controlled by foreign entities and individuals. As BeiGene, Ltd. is a Cayman Islands company, we and our activities in China are subject to the HGR Regulation. Such foreign parties seeking access to China’s HGRs for scientific research, including clinical trials intended to support marketing approval of drugs and medical devices in China, must do so only through collaborations with Chinese parties, such as Chinese hospitals. The HGR Regulation prohibits foreign parties from independently sampling or biobanking any China HGR in China and requires approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Any cross-border transfer of the HGR materials, either under an international collaboration or as a direct export, must be on an as-needed basis and requires approval. In addition, providing HGR data to foreign parties requires a record filing.
Another significant change is the HGR Regulation replaced the advance approval requirement with a record-filing procedure for international collaborations on clinical trials intended to support marketing approval of drugs in China that do not transfer HGR materials abroad, while the advance approval requirement still applies if such trials involve export of HGR materials or the collection, testing, analysis or disposals of HGR samples during the trials are not solely conducted at the clinical trial sites. Companies conducting global clinical trials may benefit little from this record filing procedure because those trials would often require cross-border transfer of HGR materials and the advance approval requirement would still apply.
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
Trial Exemptions and Acceptance of Foreign Data
The NMPA may be flexible on the requirements of trials and data generated in China, depending on the drug and the existing data.The NMPA has granted waivers for all or part of trials, and has stated that it will accept data generated abroad (even if not part of a global study), including early phase data, that meets its requirements. In 2018, the NMPA issued the Technical Guidance Principles on Accepting Foreign Drug Clinical Trial Data (the “Guidance Principles”), as one of the implementing rules for the Opinions on Deepening the Reform of the Evaluation and Approval Systems and Encouraging Innovation on Drugs and Medical Devices (the “Innovation Opinion”). According to the Guidance Principles, data from foreign clinical trials must meet authenticity, completeness and accuracy requirements and such data must be obtained in compliance with the relevant requirements under the GCP of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the "ICH"). Sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
The NMPA now permits, and its predecessor agencies have permitted on a case-by-case basis in the past, drugs approved outside of China to be approved in China on a conditional basis without the need for pre-approval clinical trials in China. Specifically, in 2018, the NMPA established a program permitting drugs that have been approved within the last ten years in the United States, EU or Japan to be approved in China without local clinical trials if they (1) prevent or treat orphan diseases, (2) prevent or treat serious life-threatening illnesses for which there is either no effective therapy in China, or for which the foreign-approved drug would have clear clinical advantages. Applicants for such conditional approvals will be required to establish a risk mitigation plan and may be required to complete trials in China after the drug is approved. The CDE has developed a list of drugs that meet these criteria.
Clinical Trial Process and Good Clinical Practices
As in other parts of the world, clinical trials in China typically have three phases. Phase 1 refers to the initial clinical pharmacology and human safety evaluation studies. Phase 2 refers to the preliminary evaluation of a drug candidate’s therapeutic efficacy and safety for target indication(s) in patients. Phase 3 (often the pivotal study) refers to clinical trials to further verify the drug candidate’s therapeutic efficacy and safety on patients with target indication(s) and ultimately provide sufficient evidence for the review of a drug registration application. The NMPA requires that the different phases of clinical trials in China receive ethics committee approval and comply with GCP. The NMPA conducts inspections on clinical trials conducted in China to assess GCP compliance and may refuse to approve the drug if it finds substantial issues in the trials. In addition, upon granting the drug registration certificate, NMPA may, at its sole discretion, require a Phase 4 trial to be conducted by MAH within a specified period of time so as to further monitor and obtain safety and efficacy data of the drug.

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
Pursuant to GCP, sponsors of clinical trials are responsible for proper packaging and labeling of drugs used for clinical trials, and in double-blinded clinical trials, the investigational drugs shall be consistent with the control drug or placebo in appearance, odor, packaging, labeling, and certain other features. Pharmaceutical packaging must comply with national and professional standards. If there is no national or professional standard available, companies may formulate and implement its own standards after obtaining the approval of the provincial administration for medical products or bureau of standards. Changes in such approved packaging standards need to be re-approved. Drugs of which the packaging standards are not approved shall not be released or marketed in China, except for those specifically supplied to the military.
New Drug Application ("NDA") and Approval
Upon completion of clinical trials, a sponsor may submit clinical trial data to support marketing approval for the drug.
For domestically manufactured drugs, NDA sponsors must submit data derived from the submitted drugs in support of their approval. Under the rDAL, upon approval of the registration application, the NMPA will issue a drug registration certificate to the applicant which is in fact the marketing approval of the drug, and the applicant is no longer required to be equipped with relevant manufacturing capability.
Manufacturing and Distribution
All facilities that manufacture drugs in China must receive a drug manufacturing license with an appropriate “scope of manufacturing” from the local drug regulatory authority. This license must be renewed every five years, and the manufacturing facility is also required to be in compliance with GMP.
Similarly, to conduct sales, importation, shipping and storage, a company must obtain a Drug Distribution License from the local drug regulatory authority, subject to renewal every five years. As with GMPs, companies are required to be in compliance with GSP.
China has developed a “Two-Invoice System” to control distribution of prescription drugs. The “Two-Invoice System” generally requires that no more than two invoices may be issued throughout the distribution chain, with one from the manufacturer to a distributor and another from the distributor to the end-user hospital. This excludes the sale of products invoiced from the manufacturer to its wholly owned or controlled distributors, or for imported drugs, to their exclusive distributor, or from a distributor to its wholly owned or controlled subsidiary (or between the wholly owned or controlled subsidiaries). However, the system still significantly limits the options for companies to use multiple distributors to reach a larger geographic area in China. Compliance with the Two-Invoice System is a prerequisite for pharmaceutical companies to participate in procurement processes with public hospitals, which currently provide most of China’s healthcare. Manufacturers and distributors that fail to implement the Two-Invoice System may lose their qualifications to participate in the bidding process. Non-compliant manufacturers may also be blacklisted from engaging in drug sales to public hospitals in a locality.
Post-Marketing Surveillance
Under the rDAL, the MAH of a drug is ultimately responsible for pharmacovigilance, including quality assurance, adverse reaction reporting and monitoring, and product recalls. Distributors and user entities (e.g., hospitals) are also required to report, in their respective roles, adverse reactions of the products they sell or use, and assist the MAH with any product recalls. An MAH for a drug that is currently under the new drug monitoring period has to report all adverse drug reactions (as opposed to just serious adverse reactions) for that period.
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
Regulatory Intellectual Property Protections
In January 2020, the United States and China signed the Economic and Trade Agreement Between the United States of America and the PRC (the “Trade Agreement”). Among other things, China agreed to provide for effective protection and enforcement of pharmaceutical-related intellectual property rights, including patents and undisclosed test or other data submitted as a condition of marketing approval, as further described below. These provisions of the Trade Agreement will need to be implemented in China. In October 2020, amendments to the PRC Patent Law (the “Amended PRC Patent Law”) were adopted that will become effective on June 1, 2021. The Amended PRC Patent Law contains both patent term extension and a mechanism for early resolution of patent disputes, which may be comparable to patent linkage in the United States. However, the provisions for patent term extension and an early resolution mechanism are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and implementation.
Non-Patent Exclusivities
New Drug Monitoring Period
Previously, new varieties of domestically produced drugs approved under Categories 1 or 2 in China could be placed under a monitoring period for three to five years. Category 1 innovative drugs were monitored for five years. During the monitoring period, the NMPA would not approve another CTA from another applicant for the same type of drug, except if another sponsor had an approved CTA at the time that the monitoring period was initiated, it could proceed with its trial and once approved become another drug that was part of the monitoring period. The DRR has abolished these new drug monitoring period programs; however, drugs that had been placed under a monitoring period before the DRR took effect are still entitled to exclusivity before the monitoring periods end.
Regulatory Data Protection
The Innovation Opinion provided a foundation to improve and implement a system for regulatory data protection to protect innovative drugs. This protection will be available for undisclosed clinical trial data of drugs falling into the following categories: innovative drugs, innovative therapeutic biologics, drugs that treat orphan diseases, pediatric drugs, and drugs for which there has been a successful patent challenge. In the Trade Agreement, China has committed to providing for effective protection of undisclosed clinical trial or other data submitted as a condition of marketing approval.
The NMPA has published draft regulations for public comment that would set regulatory data protection for innovative small molecule drugs at six years and for innovative therapeutic biologics at 12 years; pediatric and orphan drugs would receive six years to run concurrently from their approval dates. Full terms of protection would require reliance on local trials or sites of multi-center trials in China and simultaneous submissions of marketing applications in China and other countries. Submissions in China that are up to six years later than those abroad would result in the term being reduced to 1-5 years. Submissions over six years later in China may not receive protection.
The proposed regulations also call for a reduction in exclusivity if the marketing application is filed in China based solely on overseas clinical data with no Chinese subjects (75% reduction) or based on supplemental “China clinical trial data” (50% reduction). Information about the exclusivity term will be included in a Marketed Drug List (similar to the Orange Book in the US) at the time of approval. Some mechanics of these proposed rules are not yet clear, and it is not certain when the proposed rules will be finalized.
Patent-Related Protections
Patent Linkage
The Innovation Opinion also sets forth the basic elements of a patent linkage system to protect innovators, in which a follow-on applicant will be required to specify patents that are relevant to its application and notify relevant patent right holders (including, innovators) within a specified period after filing its application, permitting them to sue to protect their rights. The system will require that the NMPA continue to review the potentially infringing follow-on application during any lawsuit by the innovator. However, the NMPA may not approve the follow-on application pending resolution of the patent litigation in favor of the follow-on application or for a specified period of time, whichever is shorter. Similarly, the Trade Agreement also adopted certain elements of a patent linkage system: notice to the patent right holder of the follow-on application; and time and opportunity for that right holder to sue and seek expeditious remedies to obtain a timely resolution of the patent dispute. However, the Trade Agreement did not explicitly mention a stay of marketing approval of the follow-on application.
The Amended PRC Patent Law provides a cause of action to allow a patent holder to initiate a declarative action during the regulatory review process of a drug to determine whether the drug falls within the patent scope, which may be comparable to the patent linkage system in the United States. However, the provisions for the early resolution mechanism are unclear and/or remain subject to the approval of implementing regulations that are still in draft form, leading to uncertainty about the scope of implementation.
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
The Amended PRC Patent Law provides that the China National Intellectual Property Administration shall provide patent term extension, similar to the United States, for the patent term lost during the regulatory review process of a new drug upon the patent holder’s request. The extended term shall not exceed five years, and the total patent term after market entry of the new drug shall not exceed 14 years. However, the provisions for patent term extension are unclear and/or remain subject to the approval of implementing regulations that are still in draft form, leading to uncertainty about the scope of implementation.
Reimbursement and Pricing
China’s national medical insurance program currently consists of two fundamental sub-programs: (1) the basic medical insurance program for urban employees, under which urban employers are required to enroll their employees in the program and the insurance premium is jointly contributed by the employers and employees; and (2) the basic medical insurance program for urban and rural residents, which allows urban and rural residents who do not have employers to voluntarily participate in the basic medical insurance program and the insurance premium is jointly contributed by the participants and the government. Participants of the national medical insurance program and their employers, if any, are required to contribute to the payment of insurance premiums on a monthly basis. Program participants are eligible for full or partial reimbursement of the cost of medicines included in the National Reimbursement Drug List (the "NRDL"). A pharmaceutical product listed in the NRDL must be clinically needed, safe, effective, reasonably priced, easy to use, and available in sufficient quantity.
Factors that affect the inclusion of a pharmaceutical product in the NRDL include whether the product is used in large volumes and commonly prescribed for clinical use in the PRC and whether it is considered to be important in meeting the basic healthcare needs of the general public. Since 2016, special consideration has been given to, among others, innovative drugs with high clinical value and drugs for serious diseases. In addition, the government has also been negotiating with manufacturers of expensive drugs with high clinical demands and proven effectiveness for price cuts in exchange for inclusion into the NRDL. The version of the NRDL released in 2021 covers 2,800 drugs in total, including 221 drugs for which the prices were determined through negotiations between the drug companies and government. China has been pursuing a policy of expediting the addition of innovative oncology drugs to this list. REVLIMID® has been included in the NRDL since 2017. VIDAZA® has been included in the NRDL since 2018. BRUKINSA®(zanubrutinib), tislelizumab, and XGEVA® (120-mg denosumab) will be included in the NRDL in March 2021.
Government Price Controls
China has abolished its previous government-led pricing system for drugs, and lifted the maximum retail price for most drugs, including drugs reimbursed by government medical insurance funds, patented drugs, and some other drugs. The government now regulates prices mainly by establishing a consolidated procurement mechanism, restructuring medical insurance reimbursement standards and strengthening regulation of medical and pricing practices, as discussed below.
Centralized Procurement and Tenders
Under current regulations, public medical institutions owned by the government or owned by state-owned or controlled enterprises are required to purchase pharmaceutical products through centralized online procurement processes. There are exceptions for drugs on the National List of Essential Drugs, which must comply with their own procurement rules, and for certain drugs subject to the central government’s special control, such as toxic, radioactive and narcotic drugs, and traditional Chinese medicines.
The centralized procurement process takes the form of public tenders that are typically conducted once every year by provincial or municipal-level government agencies. The bids are assessed by a committee randomly selected from a database of experts. The committee members assess the bids based on a number of factors, including bid price, product quality, clinical effectiveness, product safety, level of technology, the manufacturer's qualifications and reputation, after-sale services and innovation.
Over the last decade, the government has employed various methods to improve the affordability of drugs. In 2009, the central government announced a campaign to implement a “zero markup” policy on essential drugs among basic healthcare institutions, which has been fully implemented nationwide. In addition, some local governments have begun to allow medical institutions to collectively negotiate with manufacturers for a second price to further lower the already agreed bid price. The Two-Invoice System, described above, is also designed to reduce price mark-ups brought about by multi-tier distribution chains.
In 2019, the government approved a volume-based, centralized drug procurement program in an effort to deepen the reform of the medical and health sector and optimize the pricing of drugs. Drugs are selected from generic brands for volume-based, centralized drug procurement. The selected drugs must pass the equivalence evaluation on quality and efficacy. The program is aimed at further lowering drug costs for patients, reducing transaction costs for enterprises, regulating drug use by institutions, and improving the centralized drug procurement and pricing system. All approved enterprises that produce drugs on the procurement list in China may participate. Clinical effects, adverse reactions, and batch stability of the drugs will be considered, and their consistency will be the main criteria for evaluation, while production capacity and stability of the supplier will also be considered.
Other PRC National and Provincial Laws and Regulations
Pharmaceutical companies operating in China are subject to changing regulations under many other laws and regulations administered by governmental authorities at the national, provincial and municipal levels, some of which are or may become applicable to our business. For example, regulations control the confidentiality of patient medical information and the circumstances under which patient medical information may be released for inclusion in our information systems or released by us to third parties. The privacy of human subjects in clinical trials is also protected under regulations. For example, clinical trial case report forms must avoid disclosing names of human subjects.
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
PRC Regulation of Foreign Investment
The Foreign Investment Law of the PRC (the “Foreign Investment Law”) and its implementing rules (the “Implementing Rules”) took effect in 2020 and replaced previous laws and regulations governing foreign investment in China. The Foreign Investment Law and Implementating Rules establish a basic framework for access to, and the promotion and administration of foreign investments in China. They reflected China’s legislative efforts to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and to unify legal requirements for both foreign and domestic investments. The Implementing Rules further clarified that China would encourage and promote foreign investment, protect the lawful rights and interests of foreign investors, and continue to improve the foreign investment environment in China.
The Foreign Investment Law establishes a pre-entry national treatment and negative list system for the administration of foreign investments. “Pre-entry national treatment” means that the treatment afforded to foreign investors at the market access stage shall be no less favorable than that afforded to domestic investors. “Negative list” refers to the special administrative measures for foreign investors' access to specific fields or industries. Foreign investments outside of the negative list will be granted national treatment. Foreign investors shall not invest in the prohibited fields as specified in the negative list, and foreign investors who invest in the restricted fields shall comply with certain special requirements including the shareholding percentage and citizenship of senior executives. The current industry entry clearance requirements governing foreign investment activities in the PRC are set out in two categories, namely the Special Entry Management Measures for the Access of Foreign Investment (2019 version) (the “Negative List”), and the Encouraged Industry Catalogue for Foreign Investment (2019 version) (the “2019 Encouraged Industry Catalogue”). Industries not listed in these two categories are generally deemed “permitted” for foreign investments unless specifically restricted by other applicable PRC laws or regulations. Pursuant to the

2019 Encouraged Industry Catalogue, the research, development and manufacture of innovative oncology drugs and certain other types of pharmaceutical products belongs to the encouraged industries for foreign investment.
Regulations Relating to Product Liability
Under a new law which took effect in 2021, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability for such damage or injury. Additionally, China's Product Quality Law, first adopted in 1993 and most recently amended in 2018, governs the supervision and administration of product quality, aiming to protect the rights end-users and consumers. According to the Product Quality Law, manufacturers is liable for the quality of products produced by them, and sellers are required take measures to ensure the quality of the products sold by them. A manufacturer is liable for compensating for any bodily injury or property damage resulting from product defects unless the manufacturer is able to prove that: (1) the product was not distributed; (2) the defects causing injury or damage did not exist at the time that the product was distributed; or (3) science and technology at the time that the product was distributed was at a level incapable of detecting the defects. A seller is liable for compensating for any bodily injury or property damage of others caused by the defects in the product if such defects are attributable to the seller. A seller is required t pay compensation if it fails to indicate either the manufacturer or the supplier of the defective product. A person who is injured or whose property is damaged by the defects in the product may claim compensation from the manufacturer or the seller.
Regulations Relating to Commercial Bribery
Pharmaceutical companies involved in a criminal investigation or administrative proceeding related to bribery are listed in the Adverse Records of Commercial Briberies by the provincial health commissions. If a pharmaceutical company or its agent is listed, public medical institutions located in the local provincial level region are prohibited from making any purchase from the company for two years. Where a pharmaceutical company or its agent is listed in the adverse records on two or more occasions within five years, all public medical institutions in China are not permitted to purchase any products from that company for two years.
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
Under current regulations, the capital of a foreign-invested enterprise and capital in RMB obtained by the foreign-invested enterprise from foreign exchange settlement must not be used for the following purposes: directly or indirectly for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; directly or indirectly for investment in securities, unless otherwise provided by relevant laws and regulations; extending loans to non-related parties, unless permitted by the scope of business; or paying expenses related to the purchase of real estate that is not for self-use, except for real estate enterprises.
In 2017, new regulations were adopted which, among other things, relax the restrictions on foreign exchange inflow to further enhance trade and investment facilitation and tighten genuineness and compliance verification of cross-border transactions and cross-border capital flows.
In 2019, SAFE issued the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment (“Circular 28”). Circular 28 allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, provided that such investments do not violate the effective special entry management measures for foreign investment (negative list) and the target investment projects are genuine and in compliance with laws. The interpretation and implementation of Circular 28 in practice are subject to substantial uncertainty.

Regulations Relating to Dividend Distributions
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
Labor Laws and Social Insurance
Under Chinese law, employers must execute written labor contracts with their full-time employees and must comply with local minimum wage standards. Employers must establish a comprehensive management system to protect the rights of their employees, including a system governing occupational health and safety, and to truthfully inform prospective employees of the job description, working conditions, location, occupational hazards and status of safe production as well as remuneration and other conditions. Violations of these requirements may result in the imposition of fines and other administrative and criminal liability in the case of serious violations.
In addition, employers must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance and housing funds. These payments are made to local administrative authorities, and any employer who fails to contribute may be fined and ordered to pay the deficit amount within a stipulated time limit.
Rest of World Regulation
For other countries outside of the United States and the PRC, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement, and other matters impacting our business vary from country to country. In all cases, clinical trials must be conducted in accordance with GCP requirements, applicable regulatory requirements, and the ethical principles having their origin in the Declaration of Helsinki.
Human Capital Resources
We are committed to attracting and retaining exceptional, passionate people to work with a clear purpose: creating impactful, affordable and accessible medicines to help more patients around the world to live better. To this end, we support a team-oriented culture based on excellence that allows all colleagues to feel valued and challenged. We provide opportunities for employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections among our employees worldwide.
We believe that the success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We offer our employees and their families innovative, flexible and convenient health and wellness programs, including benefits that confer peace of mind around events that may require time away from work or impact their financial well-being; that support their physical and mental health with tools and resources to help them improve or maintain their health status and encourage healthy behaviors; and that offer choice where possible so they can customize benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included having our employees work from home and implementing additional safety measures for employees continuing critical work at our offices or in the field.
Our worldwide teams are united by a common mission. We are committed to encouraging a culture of open communication where employees can ask questions, raise concerns and contribute creative solutions. Our management team routinely makes themselves available to all employees, including in regular town hall events that encourage open dialogue.
We strive to provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to base salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) plan in the United States and pension plans in other jurisdictions, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel. In addition to compensation and benefits, we provide our employees opportunities for growth through challenging job assignments, performance management and training opportunities. We seek to remain competitive in our compensation and benefits by routinely benchmarking against industry peers.

As part of our mission to create the innovative medicines to serve the patients, we continue to advance our environmental, social and governance efforts, including enhancing the diversity and inclusiveness of our workplace. We believe that diversity of backgrounds and ideas inspires creativity and helps us create the innovative medicines patients need. We appreciate one another’s differences and strengths, and are proud to be an equal opportunity employer. BeiGene does not discriminate on the basis of race, religion, color, sex, gender identity, sexual orientation, age, non-disqualifying physical or mental disability, national origin, veteran status or any other basis covered by appropriate law. All employment is decided on the basis of qualifications, merit, and business need. Further, we have policies in place that prohibit harassment of all kinds. We maintain an inclusive culture where all voices are welcomed, heard, and respected.
As of January 31, 2021, we had approximately 5,300 full-time employees. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries. We have never experienced any employment-related work stoppages, we also track voluntary and involuntary turnover rates and we consider our relations with our employees to be good.
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

Item 1A. Risk Factors
This section includes the most significant factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report, including our financial statements and the related notes and “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs or ordinary shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our ADSs and ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Commercialization of Our Medicines and Drug Candidates
Our medicines may fail to achieve and maintain the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
Our medicines may fail to achieve and maintain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our medicines. In addition, physicians, patients and third-party payors may prefer other novel or generic products to ours. If our medicines do not achieve and maintain an adequate level of acceptance, the sales of our medicines may be limited and we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our medicines will depend on a number of factors, including:
•the clinical indications for which our medicines are approved;
•physicians, hospitals, cancer treatment centers, and patients considering our medicines as safe and effective treatments;
•government agencies, professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations, and organizations publishing guidelines and recommendations recommending our medicines and reimbursement;
•the potential and perceived advantages of our medicines over alternative treatments;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of regulatory authorities;
•limitations or warnings contained in the labeling approved by regulatory authorities;
•the timing of market introduction of our medicines as well as competitive medicines;
•the cost of treatment in relation to alternative treatments;
•the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of coverage and reimbursement by third-party payors and government authorities; and
•the effectiveness of our sales and marketing efforts.
If any medicines that we commercialize fail to achieve and maintain market acceptance among physicians, patients, hospitals, third-party payors, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue. Even if our medicines achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our medicines, are more cost effective or render our medicines obsolete.
We have limited experience in launching and marketing our internally developed and in-licensed medicines. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our medicines, we may not be able to generate substantial product sales revenue.
We first became a commercial-stage company in 2017, when we entered into a license and supply agreement with Celgene Logistics Sàrl, now a Bristol Myers Squibb company ("BMS"), to commercialize BMS’s approved cancer therapies,

REVLIMID®, VIDAZA® and ABRAXANE® in the People's Republic of China ("PRC" or "China"), excluding Hong Kong, Macau and Taiwan, and acquired BMS’s commercial operations in China, excluding certain functions.
In October 2019, we entered into a strategic collaboration with Amgen for its commercial-stage oncology products XGEVA®, BLINCYTO®, KYPROLIS®, and a portfolio of clinical- and late-preclinical-stage oncology pipeline products, which became effective on January 2, 2020. XGEVA® was approved in China in July 2020, while BLINCYTO® was approved in China in December 2020.
We received the first new drug approval for one of our internally developed medicines in November 2019, for our BTK inhibitor BRUKINSA® (zanubrutinib), in the United States for the treatment of certain patients with mantle cell lymphoma ("MCL"). We have since received approvals for BRUKINSA® in China for the treatment of certain patients with MCL, chronic lymphocytic leukemia ("CLL") or small lymphocytic lymphoma ("SLL") (June 2020); and for tislelizumab in China for the treatment of certain patients with classical Hodgkin's Lymphoma ("cHL") (December 2019), urothelial carcinoma ("UC"), a form of bladder cancer (April 2020), and squamous non-small cell lung cancer ("NSCLC") (January 2021).
We continue to build our salesforce in the United States and China to commercialize our internally developed and in-licensed medicines and any additional medicines or drug candidates that we may develop or in-license, which will require significant capital expenditures, management resources and time.
We have limited experience in commercializing our internally developed and in-licensed medicines. We have limited experience in building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, or managing distributors and a sales force for our medicines. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. As a result, our ability to successfully commercialize our medicines may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in launching medicines.
We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable to, or decide not to, further develop internal sales, marketing, and commercial distribution capabilities for any or all of our medicines in any country or region, we will likely pursue collaborative arrangements regarding the sales and marketing of our medicines. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties. We would have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our medicines ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts for our medicines.
There can be no assurance that we will be able to further develop and successfully maintain internal sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any medicine, and as a result, we may not be able to generate substantial product sales revenue.
The market opportunities for our medicines may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
In markets with approved therapies, we have and expect to initially seek approval of our drug candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those medicines that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first-line therapy, but there is no guarantee that our medicines and drug candidates, even if approved, would be approved for second-line or first-line therapy.
Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive later stage therapy and who have the potential to benefit from treatment with our medicines and drug candidates, are based on our beliefs and estimates and may prove to be inaccurate or based on imprecise data. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our medicines and drug candidates may be limited or may not be amenable to treatment with our medicines and drug candidates. Even if we obtain significant market share for our medicines and drug candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first- or second-line therapy.

We face substantial competition, which may result in others discovering, developing, or commercializing competing medicines before or more successfully than we do.
The development and commercialization of new medicines is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of medicines for the treatment of cancer for which we are commercializing our medicines or developing our drug candidates. For example, both BRUKINSA® and tislelizumab face substantial competition, and some of our products face or are expected to face competition from generic therapies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our medicines. Our competitors also may obtain approval from the FDA, NMPA, European Medicines Agency ("EMA") or other comparable regulatory authorities for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and or slow our regulatory approval.
Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
If we are not able to continue to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our medicines and drug candidates, and our ability to generate revenue will be materially impaired.
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
Regulatory authorities outside of the United States, such as the NMPA and EMA, also have requirements for approval of medicines for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approvals outside of the United States could require additional nonclinical studies or clinical trials, which could be costly and time consuming. The regulatory approval process outside of the United States may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain regulatory approvals on a timely basis, if at all.
The process to develop, obtain regulatory approval for and commercialize drug candidates is long, complex and costly in the United States, China, Europe and other regions, and approval is never guaranteed. Even if our drug candidates were to successfully obtain approval from regulatory authorities, any approval might significantly limit the approved indications for use, or require that precautions, contraindications or warnings be included on the product labeling, or require expensive and time-consuming post-approval clinical trials or surveillance as conditions of approval. Following any approval for commercial sale of our drug candidates, certain changes to the medicine, such as changes in manufacturing processes and additional labeling claims, may be subject to additional review and approval by regulatory authorities. Also, regulatory approval for any of our drug candidates may be withdrawn. If we are unable to obtain regulatory approval for our drug candidates in one or more jurisdictions, or any approval contains significant limitations, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed.
We have limited manufacturing capability and must rely on third-party manufacturers to manufacture our commercial products and clinical supplies, and if they fail to meet their obligations, the development and commercialization of our medicines and drug candidates could be adversely affected.
We have limited manufacturing capabilities and experience. Our medicines and drug candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing can be difficult. We have limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop medicines and drug candidates, apply for regulatory approvals, and commercialize our medicines and drug candidates, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs.
We currently rely on third-party manufacturers to produce commercial quantities of the internally developed and in-licensed medicines we are marketing. In addition, if any of our other drug candidates or in-licensed medicines or drug candidates becomes approved for commercial sale, we will need to expand our internal capacity or establish additional third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved medicine in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved medicine, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer or modifying manufacturing processes and procedures for such an approved medicine could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products or of products manufactured by the old and new processes and procedures, which could delay or prevent our ability to commercialize such an approved medicine. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved medicine may be delayed or there may be a shortage in supply. Any inability to manufacture our medicines, drug candidates, in-licensed medicines and drug candidates or future approved medicines in sufficient quantities when needed could seriously harm our business and our financial results.
Manufacturers of our medicines must comply with good manufacturing practice ("GMP") requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved medicines may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our medicines, which would seriously harm our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at its current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. We do not know when the NMPA suspension of ABRAXANE® will be lifted and we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified medicine is manufactured and available for sale in China.

If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate level of reimbursement, our commercial success and business operations could be adversely affected.
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our drugs will depend substantially, both domestically and abroad, on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products.
A primary trend in the global healthcare industry is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.
In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost- effectiveness data for the use of our medicines on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare and Medicaid Services (the"CMS"). They decide whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.
Coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable regulatory authorities in other countries. Even if we obtain coverage for a given medicine, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our drugs. Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the drug. Because some of our medicines and drug candidates have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
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
In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of drugs from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the "NRDL"), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that our medicines and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the

NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA®, tislelizumab and XGEVA® were included in the NRDL, effective March 1, 2021. While we expect that the demand for these medicines will increase with inclusion in the NDRL, there can be no assurance that demand will increase or, to the extent that demand increases, that such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations.
Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any medicine which we commercialize. Obtaining or maintaining reimbursement for our medicines may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any medicine and drug candidate that we in-license or successfully develop.
There may be significant delays in obtaining reimbursement for approved drugs, and coverage may be more limited than the purposes for which the drug is approved by regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower cost drugs that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future weakening of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our medicines and any new medicines that we develop could have a material adverse effect on our business, our operating results, and our overall financial condition.
We intend to seek approval to market our medicines and drug candidates in the United States, China, Europe and in other jurisdictions. In some countries, such as those in the EU, the pricing of drugs and biologics is subject to governmental control, which can take considerable time even after obtaining regulatory approval. Market acceptance and sales of our medicines will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our medicines and may be affected by existing and future health care reform measures.
We may be subject to anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations in the United States and other jurisdictions, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished sales.
Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act ("FCA"), and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business.
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

government under the federal FCA as well as under the false claims laws of several states. Neither the U.S. government nor the U.S. courts have provided definitive guidance on the applicability of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, individual imprisonment, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws.
In addition, the approval, commercialization, and other activities for our medicines and drug candidates outside the United States subjects us to non-U.S. equivalents of the healthcare laws such as those mentioned above, among other non-U.S. laws. As with the state equivalents mentioned above, some of these non-U.S. laws may be broader in scope. Data privacy and security laws and regulations in non-U.S. jurisdictions may also be more stringent than those in the United States, such as the General Data Protection Regulation, or GDPR.
If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may adversely affect our business.
We have operations in the United States, China, Europe and Australia and plan to expand in these and new markets on our own or with collaborators, which exposes us to risks of conducting business in international markets.
We are currently developing and commercializing or plan to commercialize our products in international markets, including China, Europe and other markets outside of the United States, either on or own or with third party collaborators or distributors. Our international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:
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
These and other risks may materially adversely affect our ability to attain or sustain revenue in international markets.

The illegal distribution and sale by third parties of counterfeit versions of our medicines or stolen products could have a negative impact on our reputation and business.
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
Risks Related to Clinical Development and Regulatory Approval of Our Medicines and Drug Candidates
We depend substantially on the success of the clinical development of our medicines and drug candidates. If we are unable to successfully complete clinical development, obtain regulatory approvals and commercialize our medicines and drug candidates, or experience significant delays in doing so, our business will be materially harmed.
Our business depends on the successful development, regulatory approval and commercialization of our medicines and other drug candidates we may develop. We have invested a significant portion of our efforts and financial resources in the development of our medicines and drug candidates. The success of our medicines and drug candidates depends on several factors, including:
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
•ensuring that we do not infringe, misappropriate or otherwise violate the valid patent, trade secret or other intellectual property rights of third parties;
•successfully launching our medicines and drug candidates, if and when approved;
•obtaining favorable reimbursement from third-party payors for our medicines and drug candidates, if and when approved;
•competition with other products;
•continued acceptable safety profile following regulatory approval; and
•manufacturing or obtaining sufficient supplies of our medicines, drug candidates and any competitor drug products that may be necessary for use in clinical trials for evaluation of our drug candidates and commercialization of our medicines.
If we do not achieve and maintain one or more of these factors in a timely manner or at all, we could experience significant delays in our ability or be unable to obtain additional regulatory approvals for and/or to successfully commercialize our medicines and drug candidates, which would materially harm our business and we may not be able to generate sufficient revenues and cash flows to continue our operations.
Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials, and initial or interim results of a trial may not be predictive of the final results. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, including genetic differences, patient adherence to the dosing regimen and other trial protocol elements and the rate of dropout among clinical trial participants. In the case of any trials we conduct, results may differ from earlier trials due to the larger number of clinical trial sites and additional countries involved in such trials. A number of companies in our industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be favorable.
Even if our future clinical trial results show favorable efficacy and durability of anti-tumor responses, not all patients may benefit. For certain drugs, including checkpoint inhibitors, and in certain indications, it is likely that the majority of patients may not respond to the agents at all, some responders may relapse after a period of response, and certain tumor types may appear particularly resistant.
If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards ("IRBs"), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; our inability to reach agreements on acceptable terms with CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly; manufacturing issues, including problems with manufacturing, supply quality, compliance with GMP, or obtaining sufficient quantities of a drug candidate for use in a clinical trial or for commercialization; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or not rely on the results of clinical research for various reasons, including noncompliance with regulatory requirements; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our medicines and drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates or commercialization of our medicines may be insufficient or inadequate.
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
Risks Related to Extensive Government Regulation
All material aspects of the research, development, manufacturing and commercialization of pharmaceutical products are heavily regulated, and we may face difficulties in complying with or be unable to comply with such regulations, which could have a material adverse effect on our business.
All jurisdictions in which we conduct or intend to conduct our pharmaceutical-industry activities regulate these activities in great depth and detail. We are currently focusing our activities in the major markets of the United States, China, Europe, and other select countries. These geopolitical areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes-some minor, some significant-that make for a more complex and costly regulatory compliance burden for a company like ours that plans to operate in each of these regions.
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. Additionally, although we have obtained regulatory approvals of our medicines, regulatory authorities could suspend or withdraw these approvals. In order to market approved products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. In any event, the receipt of regulatory approval does not assure the success of our commercialization efforts for our medicines.
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
If we experience delays in the completion of, or the termination of, a clinical trial of any of our drug candidates, the commercial prospects of that drug candidate will be harmed, and our ability to generate product revenues from that drug candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our drug development and approval process, and jeopardize our ability to commence product sales and generate revenues for that candidate. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.
Our development activities and regulatory filings also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or other governments and regulatory authorities. As of June 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. In July 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.
Our medicines and any future approved drug candidates will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines and drug candidates.
Our medicines and any additional drug candidates that are approved will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-marketing information, including both federal and state requirements in the United States and requirements of comparable regulatory authorities in China, Europe and other regions. As such, we and our collaborators will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. Additionally, to the extent we want to make certain changes to the approved medicines, product labeling, or manufacturing processes, we will need to submit new applications or supplements to regulatory authorities for approval.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply.
The regulatory approvals for our medicines and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the drug’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the drug or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a REMS program or comparable program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID®. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and good clinical practice (“GCP”) for any clinical trials that we conduct post-approval.
The FDA, NMPA, EMA or comparable regulatory authorities may seek to impose a consent decree or withdraw marketing approval if compliance with regulatory requirements is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our medicines or drug candidates or with our drug’s manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of our medicines, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, untitled or warning letters, or holds on clinical trials;
•refusal by the FDA, NMPA, EMA or comparable regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals or withdrawal of approvals;
•product seizure or detention, or refusal to permit the import or export of our medicines and drug candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the initial approval of BRUKINSA® in the United States and China and certain approvals of tislelizumab in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. Other comparable regulatory authorities may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which could result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
Even if we are able to commercialize our medicines and any approved drug candidates, the medicines may become subject to unfavorable pricing regulations or third-party reimbursement practices or healthcare reform initiatives, which could harm our business.
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
Our ability to commercialize our medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations. See “— Risks Related to Commercialization of Our Medicines and Drug Candidates — If we or any third parties with which we may collaborate to market and sell our medicines or drugs candidates are unable to achieve and maintain coverage and adequate level of reimbursement for medicines drug and drug candidate our commercial success and business operations could be adversely affected.”
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
Furthermore, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, proposed bills or announced plans intended to, among other things, bring more transparency to drug pricing, set patient spending caps, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer’s patient programs, reform government program reimbursement methodologies for drug products, allow import of lower-priced drugs from other countries, and set prices based on international reference pricing in other countries. While some proposed measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We cannot be sure whether additional changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be.
In China, the government launched a national program for volume-based, centralized drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. Under the program, one of the key determining factors for a successful bid is the price. The government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in January 2020, ABRAXANE® and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE® under the government contract that would have been significantly lower than the price that we had been charging. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®, which has adversely impacted our business and results of operations. In August 2020, VIDAZA® and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA®, which has resulted in the drug being restricted from use in public hospitals, which account for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations.
Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any medicine which we commercialize. Obtaining or maintaining reimbursement for our medicines may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug and drug candidate that we in-license or successfully develop.
We intend to seek approval to market our drug candidates in the United States, China, Europe and in other jurisdictions. In some non-U.S. countries, for example those in the EU, the pricing of drugs and biologics is subject to governmental control, which can take considerable time even after obtaining regulatory approval. Market acceptance and sales of our medicines will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for drugs and may be affected by existing and future health care reform measures.
Although China recently adopted changes to its patent law to include patent term extension and an early resolution mechanism for pharmaceutical patent disputes starting in June 2021, key provisions of the law remain unclear and/or subject to implementing regulations. The absence of effective regulatory exclusivity for pharmaceutical products in China could further increase the risk of early generic or biosimilar competition with our medicines in China.
In the United States, a law commonly referred to as “Hatch-Waxman” provides the opportunity for patent-term restoration of up to five years to reflect patent term lost during certain portions of product development and the FDA regulatory review process. The Hatch-Waxman law also provides for patent linkage, pursuant to which FDA will stay approval of certain follow-on new drug applications during the pendency of litigation between the follow-on applicant and the patent holder or licensee, for a period of up to 30 months. Finally, the Hatch-Waxman law provides for regulatory exclusivity that can prevent submission or approval of certain follow-on marketing applications. For example, U.S. law provides a five-year period of exclusivity to the first applicant to obtain approval of a new chemical entity and three years of exclusivity protecting certain innovations to previously approved active ingredients where the applicant was required to conduct new clinical trials to obtain approval for the modification. Similarly, the Orphan Drug Act provides seven years of market exclusivity for certain drugs to treat rare diseases. These provisions, which are designed to promote innovation, can prevent competing products from entering the market for a certain period of time after marketing approval for the innovative product.
In China, however, laws on patent term extension, patent linkage, and data exclusivity (referred to as regulatory data protection) are still developing. Therefore, a lower-cost generic drug can emerge onto the market much more quickly. Chinese regulators have set forth a framework for integrating patent linkage and data exclusivity into the Chinese regulatory regime, as well as for establishing a pilot program for patent term extension. The Economic and Trade Agreement Between the United States of America and the People's Republic of China announced in January 2020 (the "Trade Agreement") also provides for a mechanism for early resolution of patent disputes and patent term extension systems. To be implemented, this framework will require adoption of legislation and regulations. In October 2020, China adopted amendments to its Patent Law (the “Amended PRC Patent Law”), which will become effective on June 1, 2021. The Amended PRC Patent Law contains both patent term extension and a mechanism for early resolution of patent disputes, which may be comparable to patent linkage in the United States. However, the provisions for patent term extension and an early resolution mechanism are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and implementation.
Until the relevant implementing regulations for patent term extension and an early resolution mechanism in the Amended PRC Patent Law are implemented, and until data exclusivity is adopted and implemented, we may be subject to earlier generic or biosimilar competition in China than in the United States and other jurisdictions with stronger regulatory data protection for pharmaceutical products.
The manufacturing facilities for our medicines and drug candidates are subject to rigorous regulations and failure to obtain or maintain regulatory approvals or operate in line with established GMPs and international best practices could delay or impair our ability to commercialize our medicines or drug candidates.
We and the third-party manufacturers of our medicines and drug candidates are subject to applicable GMPs prescribed by the FDA and other rules and regulations prescribed by the NMPA, EMA and other regulatory authorities. To obtain FDA, NMPA and EMA approval for our drug candidates in the United States, China and Europe, we need to undergo strict pre-approval inspections of our or our third-party manufacturing facilities located in China and elsewhere. Historically, some manufacturing facilities in China have had difficulty meeting the FDA’s, NMPA's or EMA's standards. When inspecting our or our contractors' manufacturing facilities, the FDA, NMPA or EMA might cite GMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA, NMPA or EMA notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency has been remediated to its satisfaction. The FDA, NMPA or EMA may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we or the manufacturers of our drug candidates cannot satisfy the FDA, NMPA and EMA as to compliance with GMP in a timely basis, marketing approval for our drug candidates could be seriously delayed, which in turn would delay commercialization of our drug candidates.
Undesirable adverse events caused by our medicines and drug candidates could interrupt, delay or halt clinical trials, delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.
Undesirable adverse events ("AEs") caused by our medicines and drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval, or could result in limitations or withdrawal following approvals. If the conduct or results of our trials or patient experience following approval reveal a high and unacceptable severity or prevalence of AEs, our trials could be suspended or terminated and regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates or require us to cease commercialization following approval.
As is typical in the development of pharmaceutical products, drug-related AEs and serious AEs ("SAEs") have been reported in our clinical trials. Some of these events have led to patient deaths. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such disclosure speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events ("IRAEs") have been associated with treatment with checkpoint inhibitors such as tislelizumab, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.
Additionally, undesirable side effects caused by our medicines and drug candidates, or caused by our medicines and drug candidates when used in combination with other drugs, could potentially cause significant negative consequences, including:
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
•we may be required to conduct post-marketing studies; and

•we could be sued and held liable for harm caused to subjects or patients.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular drug or drug candidate, and could significantly harm our business, results of operations, financial condition, and prospects.
If safety, efficacy, or other issues arise with any medical product that is used in combination with our medicines, we may be unable to market such medicine or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.
We plan to develop certain of our medicines and drug candidates for use as a combination therapy. If a regulatory authority revokes its approval of the other therapeutic that we use in combination with our medicines or drug candidates, we will not be able to market our medicines or drug candidates in combination with such revoked therapeutic. If safety or efficacy issues arise with these or other therapeutics that we seek to combine with our medicines and drug candidates in the future, we may experience significant regulatory delays, and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any component of our combination medicines or drug candidates, we may not be able to complete clinical development of our drug candidates on our current timeline or at all, or we may experience disruptions in the commercialization of our approved medicines. For example, we have in-licensed drug candidates from third parties to conduct clinical trials in combination with our drug candidates. We may rely on those third parties to manufacture the in-licensed drug candidates and may not have control over their manufacturing process. If these third parties encounter any manufacturing difficulties, disruptions or delays and are not able to supply sufficient quantities of drug candidates, our drug combination study program may be delayed.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our medicines and drug candidates and affect the prices we may obtain.
In the United States, China, the EU and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our medicines and drug candidates.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether any regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our medicines and drug candidates may be.
For example, in the United States, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act (the “ACA”), and we expect there will be additional challenges and amendments to the ACA in the future. The United States Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 ("Tax Act") includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to nil, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. Pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA.
Further, on January 20, 2017, former President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, former President Trump signed another Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction ("CSR") payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business, especially given the new administration.
In addition, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may not become profitable.
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017, when we were profitable due to revenue recognized from an up-front license fee from Celgene. As of December 31, 2020, we had an accumulated deficit of $3.6 billion. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase in the near term as we continue and expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, commercialize our medicines and launch new medicines, if approved, maintain and expand regulatory approvals, contribute up to $1.25 billion to the global development of a portfolio of Amgen pipeline assets under our collaboration agreement, and commercialize the medicines that we have licensed from Amgen, BMS and other parties and any other medicines that we may successfully develop or license. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company. We will also incur costs in support of our growth as a commercial- stage global biotechnology company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing our approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If we fail to achieve market acceptance for our medicines or any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research, development, manufacturing and commercialization efforts, expand our business or continue our operations.
We have limited experience in obtaining regulatory approvals and commercializing pharmaceutical products, which may make it difficult to evaluate our current business and predict our future performance.
We have limited experience in completing large-scale, pivotal or registrational clinical trials and obtaining, maintaining or expanding regulatory approvals for our medicines and drug candidates. Additionally, we have limited experience in manufacturing, sales, marketing or distribution of pharmaceutical products. We became a commercial-stage company in 2017, with the in-license of medicines in China from BMS, and received the first approvals for our internally developed drug candidates in late 2019 in the United States and in 2020 in China. Our limited experience operating as a commercial-stage company may make it difficult to evaluate our current business and reliably predict our future performance. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we do not address these risks and difficulties successfully, our business will suffer.

We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development of our drug candidates or achieve profitability.
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.3 billion, $750.3 million and $547.7 million of net cash during the years ended December 31, 2020, 2019 and 2018, respectively. We recorded negative net cash flows from operating activities in 2020, 2019 and 2018 primarily due to our net losses of $1.6 billion, $950.6 million and $674.0 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. In January 2020, we received approximately $2.8 billion from the sale of our shares to Amgen, and in July 2020, we received approximately $2.1 billion from the sale of our shares to eight existing investors, including entities associated with Hillhouse Capital and Baker Bros. Advisors LP, as well as Amgen.
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
We expect to continue to spend substantial amounts on drug discovery, advancing the clinical development of our drug candidates, contributing to the global development of a portfolio of Amgen pipeline assets, developing our manufacturing capabilities and securing drug supply, and launching and commercializing our and our collaborators' medicines and any additional drug candidates for which we receive regulatory approval, including building and maintaining a commercial organization to address markets in China, the United States and other countries.
Since September 2017, we have generated revenues from the sale of medicines in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally developed medicines. These revenues are not sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investments to meet our projected operating requirements for at least the next 12 months. However, we believe that our existing cash, cash equivalents and short-term investments may not be sufficient to enable us to complete all global development or launch all of our current medicines and drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we may require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward- looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:
•our ability to successfully market our approved medicines;
•the progress, timing, scope and costs of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;
•the outcome, timing and cost of regulatory approvals of our drug candidates;
•the number and characteristics of medicines and drug candidates that we may in-license and develop;
•the amount and timing of the development, milestone and royalty payments we receive from our collaborators;
•the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•selling and marketing costs associated with our medicines and any future drug candidates that may be approved, including the cost and timing of expanding our marketing and sales capabilities;
•the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;
•cash requirements of any future acquisitions, licensing and/or the development of other medicines and drug candidates;

•the cost and timing of development and completion of commercial-scale internal or outsourced manufacturing activities; and
•our headcount growth and associated costs.
Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. Our inability to obtain additional funding when we need it could seriously harm our business.
Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.
We may seek additional funding through a combination of equity offerings, debt financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a holder of our shares. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our shares to decline. In the event that we enter into collaborations or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or drug candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.
Fluctuations in exchange rates could result in foreign currency exchange losses and could materially reduce the value of your investment.
We incur portions of our expenses, and derive revenues, in currencies other than the U.S. dollar or Hong Kong dollar, in particular, the RMB, the Euro, and Australian dollar. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We do not regularly engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. A decline in the value of the U.S. dollar against currencies in countries in which we operate could have a negative impact on our results of operations. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations, and cash flows.
The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy proposed or adopted by the PRC, Australia and other governments. It is difficult to predict how market forces or PRC, Australia, other governments outside the U.S. and U.S. government policies may impact the exchange rate of RMB and the U.S. dollar or any other currencies in the future. There remains significant international pressure on the China to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the RMB against the U.S. dollar.
Substantially all of our revenues are denominated in U.S. dollars and RMB, our costs are denominated in U.S. dollars, Australian dollars and RMB, and a large portion of our financial assets and a significant portion of our debt is denominated in U.S. dollars and RMB. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount we would receive.
In addition, there are limited instruments available for us to reduce our foreign currency risk exposure at reasonable costs. Furthermore, we are also currently required to obtain the Chinese government approval before converting significant sums of foreign currencies into RMB. All of these factors could materially and adversely affect our business, financial condition, results of operations, and prospects, and could reduce the value of, and any dividends payable on, our shares in foreign currency terms.

Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, our distributors and customers, and an impairment in the carrying value of our short-term investments could negatively affect our consolidated results of operations.
We are exposed to the risk that our distributors and customers may default on their obligations to us as a result of bankruptcy, lack of liquidity, operational failure or other reasons. As we continue to expand our business, the amount and duration of our credit exposure will be expected to increase, as will the breadth of the entities to which we have credit exposure. Although we regularly review our credit exposure to specific distributors and customers that we believe may present credit concerns, default risks may arise from events or circumstances that are difficult to detect or foresee.
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1,382.0 million, restricted cash of $8.1 million and short-term investments of $3,268.7 million at December 31, 2020, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of December 31, 2020, our short-term investments consisted of U.S. Treasury securities.
Although we believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain patent protection for our medicines and drug candidates through intellectual property rights, or if the scope of such intellectual property rights is not sufficiently broad, third parties may compete against us.
Our success depends in large part on our ability to protect our medicines, drug candidates and proprietary technology from competition by obtaining, maintaining and enforcing our intellectual property rights, including patent rights. We seek to protect the medicines, drug candidates and technology that we consider commercially important by filing patent applications in the United States, the PRC, the EU and other territories, relying on trade secrets or pharmaceutical regulatory protection or employing a combination of these methods. This process is expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and/or patent applications at a reasonable cost or in a timely manner. As a result, we may not be able to prevent competitors from developing and commercializing competitive drugs in all such fields and territories.
Patents may be invalidated and patent applications may not be granted for a number of reasons, including known or unknown prior art, deficiencies in the patent applications or the lack of novelty of the underlying invention or technology. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and any other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications or that we were the first to file for patent protection of such inventions. Furthermore, the PRC and the United States have adopted the “first-to-file” system under which whoever first files a patent application will be awarded the patent if all other patentability requirements are met. Under the first-to-file system, third parties may be granted a patent relating to a technology which we invented.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States, PRC and other countries. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the "USPTO") or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings or similar proceedings in foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our medicines or drug candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize medicines or drug candidates without infringing, misappropriating or otherwise violating third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge the priority of our invention or other features of patentability of our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology, drugs, and drug candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our medicines or drug candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
Furthermore, although various extensions may be available, the life of a patent and the protection it affords, is limited. For example, the approved cancer therapies we have licensed from BMS in China face competition from generic medications, and we may face similar competition for our approved medicines even if we successfully obtain patent protection. Manufacturers of generic drugs may challenge the scope, validity or enforceability of our patents, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. The issued patents and pending patent applications, if issued, for our medicines and drug candidates are expected to expire on various dates as described in “Part I-Item 1-Business-Intellectual Property” of our Annual Report. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.
Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our patents and patent applications may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our patents and patent applications are, and may in the future be, co-owned with or licensed from third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners or the licensors of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
We may not be able to protect our intellectual property rights throughout the world. If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and our business could be materially harmed.
Filing, prosecuting, maintaining and defending patents on drugs or drug candidates in all countries throughout the world could be prohibitively expensive for us, and our intellectual property rights in some countries can have a different scope and strength than in the United States. In addition, the laws of certain countries do not protect intellectual property rights to the same extent as U.S. laws do. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing drugs made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and further, may export otherwise infringing drugs to non-U.S. jurisdictions where we have patent protection, but where enforcement rights are not as strong as those in the United States. These drugs may compete with our medicines and drug candidates and our patent rights or other intellectual property rights may not be effective or adequate to prevent them from competing. In addition, we may not be able to enforce patents that we in-license from third parties, who may delay or decline to enforce patents in the licensed territory.

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
We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful. Our patent rights relating to our medicines and drug candidates could be found invalid or unenforceable if challenged in court or before government patent authoriti.
Competitors may infringe our patent rights or misappropriate or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. This can be expensive and time consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us challenging the validity or enforceability of our patents or alleging that we infringe their intellectual property rights.
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
In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our drugs or drug candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our medicines or drug candidates. Such a loss of patent protection could have a material adverse impact on our business.
We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.
If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our medicines or drug candidates.
Our commercial success depends in part on our avoiding infringement of the valid patents and other intellectual property rights of third parties. We are aware of numerous issued patents and pending patent applications belonging to third parties that exist in fields of our medicines and drug candidates. There may also be third-party patents or patent applications of which we are currently unaware, and given the dynamic area in which we operate, additional patents are likely to issue that relate to aspects of our business. There is a substantial amount of litigation and other claims and proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our medicines and drug candidates may give rise to claims of infringement of the patent rights of others.
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
If third parties bring successful claims against us for infringement of their intellectual property rights, we may be subject to injunctive or other equitable relief, which could prevent us from developing and commercializing one or more of our medicines and drug candidates. In the event of a successful claim against us of infringement or misappropriation, or a settlement by us of any such claims, we may have to pay substantial damages, including treble damages and attorneys’ fees in the case of willful infringement, pay royalties or redesign our infringing medicines and drug candidates, which may be impossible or require substantial time and cost. In the event of an adverse result in any such litigation, or even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our medicines or drug candidates. Any such license might not be available on reasonable terms or at all. In the event that we are unable to obtain such a license, we would be unable to further develop and commercialize one or more of our medicines and drug candidates, which could harm our business significantly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could significantly harm our business.
We are aware of patents in the U.S. and some other jurisdictions with claims covering certain antibodies that are relevant to tislelizumab for which patents are expected to expire in 2023 or 2024; complexes of irreversible BTK inhibitors that are relevant to BRUKINSA® for which the patent is expected to expire in 2027; and the use of PARP inhibitors to treat certain cancers that are relevant to pamiparib for which patents are expected to expire between 2027 and 2031. We are also aware of issued patents in Europe and China relevant to pamiparib. Although we believe that the relevant claims of these patents would likely be held invalid, we can provide no assurance that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims of one or more of these patents were to be upheld upon a validity challenge, and our related medicine was approved for sale in the United States before the expiration of the relevant patents, we would need a license to commercialize the medicine in the United States before the expiration of the relevant patents. In addition, depending upon the circumstances, we may need licenses for jurisdictions outside of the United States where we wish to commercialize a particular medicine before the expiration of corresponding patents covering that medicine. In such cases, we can provide no assurance that we would be able to obtain a license or licenses on commercially reasonable terms or at all, which could materially and adversely affect our business.
Even if litigation or other proceedings are resolved in our favor, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other patent agencies in several stages over the lifetime of the patent. The USPTO and other patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. Although an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. In any such event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

If we do not obtain patent term extension and regulatory exclusivity for our medicines, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of our medicines and drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman law. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, although China has amended its patent law, effective on June 1, 2021, to include patent term extension, the patent term extension provision of the law is unclear and/or remains subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about its scope and implementation. As a result, the patents we have in the PRC are not yet eligible to be extended for patent term lost during clinical trials and the regulatory review process. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our medicines or drug candidates.
The laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. There could be changes in the laws of foreign jurisdictions that may impact the value of our patent rights or our other intellectual property rights.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
In addition to our issued patent and pending patent applications, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position and to protect our medicines and drug candidates. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, any of these parties may breach such agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time- consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us and our competitive position would be harmed.
Furthermore, many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including members of our senior management, executed proprietary rights, non-disclosure and in some cases non-competition agreements in connection with their previous employment. Although we try to ensure that our employees do not use the proprietary information or know- how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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
We have entered into license agreements with third parties providing us with rights under various third-party patents and patent applications. These license agreements impose diligence, development or commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under our current or future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any drug or drug candidate that is covered by the licenses provided for under these agreements or we may face claims for monetary damages or other penalties under these agreements. Such an occurrence could diminish the value of these products and our company. Termination of the licenses provided for under these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements.
Risks Related to Our Reliance on Third Parties
If we fail to maintain an effective distribution channel for our medicines, our business and sales could be adversely affected.
We rely on third-party distributors to distribute our approved medicines. For example, we rely on sole third-party distributors to distribute Amgen's and BMS’s approved cancer therapies in China and multiple third-party distributors for the distribution of our internally developed medicines. We also expect to rely on third-party distributors to distribute our other internally developed and in-licensed drug products, if approved. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our medicines. However, we have relatively limited control over our distributors, who may fail to distribute our drugs in the manner we contemplate. For example, while we have long-standing business relationship with our sole distributor for the in-licensed products from BMS, the agreement we entered into with our sole distributor can be terminated by either party upon six months’ written notice. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our medicines to hospitals, medical institutions and sub-distributors, they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our medicines is interrupted, our sales volumes and business prospects could be adversely affected.
We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
Although we currently have manufacturing facilities that may be used for clinical-scale manufacturing and processing and are building a biologics manufacturing facility in China, we rely on outside vendors to manufacture supplies and process our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") and entered into a commercial supply agreement for BRUKINSA® with Catalent Pharma Solutions, LLC ("Catalent"). In addition, we rely on BMS and its third-party manufacturers for supply of REVLIMID®, VIDAZA® and ABRAXANE® in China. We rely on Amgen for the supply of XGEVA® and BLINCYTO® and will be dependent on Amgen for the supply of other drugs that we plan to develop and commercialize in China under the collaboration with Amgen. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
Although we intend to use our own manufacturing facilities, we also intend to use third parties as part of our manufacturing process and for the clinical and commercial supply of our medicines and drug candidates. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:
•we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and regulatory authorities must evaluate and/or approve any manufacturers as part of their regulatory oversight of our medicines and drug candidates. This evaluation would require new testing and GMP-compliance inspections by regulatory authorities;
•our manufacturers may have little or no experience with manufacturing our medicines and drug candidates, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our medicines and drug candidates;
•our third-party manufacturers might be unable to timely manufacture our medicines and drug candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. For example, we encountered supply disruptions of ABRAXANE® in 2019, and in 2020 the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, as further described below;
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
•we may not own, or may have to share, the intellectual property rights to some of the technology used and improvements made by our third-party manufacturers in the manufacturing process for our medicines and drug candidates;
•raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects; and
•our contract manufacturers and drug component suppliers may be subject to disruptions in their business, including unexpected demand for or shortage of raw materials or components, cyber-attacks on supplier systems, labor disputes or shortage and inclement weather, as well as natural or man-made disasters or pandemics.
Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our drug candidates, result in higher costs or adversely impact development of our drug candidates or commercialization of our medicines. In addition, we will rely on third parties to perform certain specification tests on our medicines and drug candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and regulatory authorities could place significant restrictions on our company until deficiencies are remedied.
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. There has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. Additionally, there are risks that our supplemental import drug application for ABRAXANE®, which was accepted by the NMPA in May 2019, as well as our clinical study evaluating tislelizumab in combination with ABRAXANE®, may be adversely affected. Until the corrective actions are implemented and accepted by the NMPA or the approval of an alternative manufacturing site is granted, the NMPA may refuse to grant approval of applications for ABRAXANE® and/or refuse to grant import certificates for ABRAXANE®. We do not know when the NMPA suspension of ABRAXANE® will be lifted and we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China.
Currently, the raw materials for our manufacturing activities are supplied by multiple source suppliers, although portions of our supply chain may rely on sole source suppliers. We have agreements for the supply of drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. Two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials and/or commercial medicines, which could lead to delays in these trials and/or issues with our commercial supply. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our business and results of operations could be materially impacted. If we or our third party manufacturers experience a shortage in supply of active ingredients or other raw materials, we may not be able to continue to supply adequate levels of our medicines to our customers, which would have a negative impact on our business and results of operations.
Manufacturers of drug and biological products often encounter difficulties in production, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing process (including the absence of contamination). These problems include logistics and shipping, difficulties with production costs and yields, quality control, including stability of the product, product testing, operator error, availability of qualified personnel, as well as compliance with strictly enforced federal, state and non-U.S. regulations. Furthermore, if contaminants are discovered in the supply of our medicines and drug candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our medicines and drug candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our medicines for commercial sale and our drug candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to begin new clinical trials at additional expense or terminate clinical trials completely.
If third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition could be adversely affected.
Before a third party can begin commercial manufacture of our medicines, they are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products, any potential third-party manufacturer may be unable to initially pass regulatory inspections in a timely or cost-effective manner in order for us to obtain regulatory approval. If contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our or our collaborators' contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we or our collaborators' contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. In addition to any possible sanctions, we do not expect to recognize revenue from sales of ABRAXANE® in China until the suspension on the importation, sales and use of ABRAXANE® in China is lifted by the NMPA and qualified drug is manufactured and available for sale in China, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by regulatory authorities and/or approval of the manufacturing process and procedures in accordance with applicable requirements. This review may be costly and time consuming and could delay or prevent the launch of a product or impact commercialization or continuous supply of approved drugs. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay. For example, we are working with BMS to restore supply of ABRAXANE® as soon as possible, including through BMS’s application to qualify an alternative manufacturing site for China supply, which requires prior review and approval by the NMPA and is subject to various requirements described above.

We have entered into licensing and collaboration arrangements and may enter into additional collaborations, licensing arrangements, or strategic alliances in the future, and we may not realize the benefits of such arrangements.
We have entered into licensing and collaboration agreements and may enter into additional collaboration, licensing arrangements, or strategic alliances with third parties that we believe will complement or augment our research, development and commercialization efforts. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business.
In August 2017, we acquired Celgene's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, REVLIMID®, VIDAZA® and ABRAXANE® (the “BMS China License”). In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA®, BLINCYTO® and KYPROLIS® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG (“Novartis”) to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in the North America, Japan, EU, and six other European countries, the closing of which is subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.
Our strategic collaborations with Amgen, Novartis and BMS involve numerous risks. For our collaboration with Amgen, we cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaboration. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations with Amgen or BMS for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. For our collaboration with Novartis, we cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise, and we cannot be certain that we will achieve potential benefits that led us to enter into the collaboration. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the BMS China License in 2017, was terminated in June 2019 in advance of the acquisition of Celgene by BMS, and we received a $150.0 million payment and regained global rights to tislelizumab. The termination of the collaboration agreement for tislelizumab did not impact the BMS China License, which remains in effect.
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
We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic collaboration or other alternative arrangements for our medicines and drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our medicines and drug candidates as having the requisite potential to demonstrate safety and efficacy or commercial viability. If and when we collaborate with a third party for development and commercialization of a medicine or drug candidate, we can expect to relinquish some or all of the control over the future success of that medicine or drug candidate to the third party. For any medicines or drug candidates that we may seek to in-license from third parties, we may face significant competition from other pharmaceutical or biotechnology companies with greater resources or capabilities than us, and any agreement that we do enter may not result in the anticipated benefits.
Collaborations involving our medicines and drug candidates are subject to numerous risks, which may include the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•collaborators may not pursue development and commercialization of our drug candidates and medicines or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive drugs, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a drug candidate, repeat or conduct new clinical trials, or require a new formulation of a drug candidate for clinical testing;

•collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with our medicines or drug candidates;
•a collaborator with marketing and distribution rights to one or more medicines may not commit sufficient resources to their marketing and distribution or may set prices that reduce the profitability of the medicines;
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
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our medicines and drug candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable medicines and drug candidates; and
•collaborators may own or co-own intellectual property covering our medicines and drug candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.
As a result, we may not be able to realize the benefit of current or future collaborations, licensing arrangements or strategic alliances for our medicines and drug candidates if we are unable to successfully integrate such products with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will be able to fulfill all of our contractual obligations in a timely manner or achieve the revenue, specific net income or other goals that justify such transaction. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our medicines and drug candidates or bring them to market and generate product revenue, which would harm our business prospects, financial condition and results of operations.
If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China, and the global development and commercialization in China of a portfolio of Amgen's clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. Additionally, Amgen has advised us that its applications to the Human Genetic Resources Administration of China ("HGRAC") to obtain approval to conduct clinical studies in China for the pipeline assets, including its application for sotorasib (AMG 510), a first-in-class investigational KRAS G12C inhibitor, are currently delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. We do not expect this to affect the conduct of the clinical trials in China for our drug candidates, other than assets that are part of the collaboration. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our medicines and drug candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs for our clinical programs and our clinical investigators are required to comply with GCPs, which are regulations and guidelines enforced by regulatory authorities for all of our drug candidates in clinical development. If we or any of our CROs or clinical investigators fail to comply with applicable GCPs and other regulatory requirements, the clinical data generated in our clinical trials may be deemed unreliable and regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our pivotal clinical trials must be conducted with drug product produced under GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We could also be subject to government investigations and enforcement actions.
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
Risks Related to Our Industry, Business and Operations
We have significantly increased and expect to continue to increase our research, development, manufacturing, and commercial capabilities, and we may experience difficulties in managing our growth.
At the beginning of 2020, we had approximately 3,400 employees, and we ended the year with approximately 5,100 employees, an increase of 50%, and we expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining, and motivating additional employees;
•managing the growth in our research, clinical operations, commercial, and supporting functions;
•managing our internal development efforts effectively, including the clinical and regulatory review process for our drug candidates, while complying with our contractual obligations to third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to develop and commercialize our medicines and drug candidates will depend, in part, on our ability to effectively manage our recent growth and any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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
If we are not able to effectively manage our growth and further expand our organization by hiring new employees and expanding our groups of consultants and contractors as needed, we may not be able to successfully implement the tasks necessary to further develop, manufacture and commercialize our medicines and drug candidates and, accordingly, may not achieve our research, development, manufacturing and commercialization goals.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on Xiaodong Wang, Ph.D., our Co-Founder, Chairman of our scientific advisory board, and director; John V. Oyler, our Co-Founder, Chief Executive Officer and Chairman of the board of directors; Xiaobin Wu, Ph.D., our President, and General Manager, China; and the other principal members of our management and scientific teams. Although we have employment agreements or offer letters with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided share option, restricted share unit and restricted share grants that vest over time or based on performance conditions. The value to employees of these equity grants that may be significantly affected by movements in our share price that are beyond our control and may be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements or offer letters with our key employees, any of our employees could leave our employment at any time, with or without notice.
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
Furthermore, replacing executives, key employees or consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel or consultants on acceptable terms, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.
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
Our business is subject to complex and evolving industry-specific laws and regulations regarding the collection and transfer of personal data. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to our data and other business practices, significant penalties, increased cost of operations, or otherwise adversely impact our business.
Regulatory authorities around the world have implemented industry-specific laws and regulations that affect the collection and transfer of personal data. For example, in China, the Regulation on the Administration of Human Genetic Resources promulgated by the State Council (the “HGR Regulation”), which became effective in 2019, applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by foreign entities and individuals from sampling or biobanking any China HGR in China and require approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross-border transfer of the HGR material is required, and transfer of China HGR data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that foreign parties ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. For information about applications under the HGR Regulation for clinical studies in China that are part of the Amgen- BeiGene Collaboration, see the risk factor entitled “If we are not able to successfully develop and commercialize Amgen’s oncology products in China, the expected benefits of the collaboration will not materialize."
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
To further tighten the control of China HGR, the government adopted amendments to the criminal code in December 2020, which will become effective on March 1, 2021, which criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to foreign parties or entities established or actually controlled by them without going through security review and assessment. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to 7 years, and/or a criminal fine. In October 2020, the government adopted the Biosecurity Law, which will become effective on April 15, 2021. The Biosecurity Law will establish an integrated system to regulate biosecurity-related activities in China, including the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declares that China has sovereignty over its HGR and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China. Although the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by China’s highest legislative authority, it gives China’s major regulatory authority of HGR, i.e., the Ministry of Science and Technology, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will evolve and become even more rigorous. In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.
We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to significant penalties, including fines, suspension of business and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.
We manufacture some of our medicines and intend to manufacture some of our drug candidates, if approved. Delays in completing and receiving regulatory approvals for our manufacturing facilities, or damage to, destruction of or interruption of production at such facilities, could delay our development plans or commercialization efforts.
We currently have manufacturing facilities in Beijing, Guangzhou, and Suzhou, China. These facilities may encounter unanticipated delays and expenses due to a number of factors, including regulatory requirements. If construction or expansion, regulatory evaluation and/or approval of our facilities are delayed, we may not be able to manufacture sufficient quantities of our medicines and drug candidates, which would limit our development and commercialization activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources.
In addition to the similar manufacturing risks described in “Risks Related to Our Reliance on Third Parties,” our manufacturing facilities are subject to inspection in connection with clinical development and new drug approvals and ongoing, periodic inspection by the FDA, NMPA, EMA or other comparable regulatory agencies to ensure compliance with GMP and other regulatory requirements. Our failure to follow and document our adherence to such GMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drug candidates or the commercialization of our medicines. We also may encounter problems with the following:

•achieving adequate or clinical-grade materials that meet FDA, NMPA, EMA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•shortages of qualified personnel, raw materials or key contractors; and
•ongoing compliance with GMP regulations and other requirements of the FDA, NMPA, EMA or other comparable regulatory agencies.
Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical trials, failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, supply disruptions, license revocation, seizures or recalls of drug candidates or medicines, operating restrictions and criminal prosecutions, any of which could harm our business.
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
Currently, we maintain insurance coverage against damage to our property, plant and equipment in amounts we believe are reasonable. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for our drug candidates and medicines if there were a catastrophic event or interruption or failure of our manufacturing facilities or processes.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We may be exposed to potential risks if we are unable to comply with these requirements.
As a public company in the United States and Hong Kong, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the listing rules of the Nasdaq Stock Market ("Nasdaq") and The Stock Exchange of Hong Kong Limited (the "HKEx"), and incur significant legal, accounting and other expenses to comply with applicable requirements. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
For example, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our shares could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC, HKEx or other applicable regulatory authorities, and our business could be harmed.
If we engage in acquisitions or strategic collaborations, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any completed, in-process or potential acquisition or strategic collaboration may entail numerous risks, including:
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
In addition, if we undertake acquisitions or strategic collaborations, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For example, in connection with the Amgen transaction, we issued to Amgen a total of 206,635,013 ordinary shares in the form of ADSs, representing 20.5% of the issued share capital of the Company after giving effect to the share issuance, which resulted in Amgen becoming our largest shareholder and the ownership of our existing shareholders being diluted.
PRC regulations and rules concerning mergers and acquisitions, including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the "M&A Rules"), and other recently adopted regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC (the "MOFCOM") be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, according to the Anti-Monopoly Law of the PRC and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings (the "Prior Notification Rules") issued by the State Council, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the State Administration of Market Regulation (the "SAMR") when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In addition, the Measures for Security Review of Foreign Investment jointly issued by the National Development and Reform Commission and MOFCOM and the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the "Security Review Rules") issued by the MOFCOM specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.
We may also be subject to similar review and regulations in other jurisdictions, such as the laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (the "CFIUS") and other agencies, including the Foreign Investment Risk Review Modernization Act (the "FIRRMA"),which became effective in February 2020.

In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from CFIUS, the SAMR, the MOFCOM or other agencies may delay or inhibit our ability to complete such transactions. It is unclear whether those complementary businesses we may acquire in the future would be deemed to be in an industry that raises “national defense and security” or “national security” concerns.
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
We do not fully control the interactions our employees, distributors and third-party promoters have with hospitals, medical institutions and doctors, and they may try to increase sales volumes of our products through means that constitute violations of United States, PRC or other countries’ anti-corruption and related laws. If our employees, distributors or third-party promoters engage in corrupt or other improper conduct that results in violation of applicable anti-corruption laws, our reputation could be harmed. Furthermore, we could be held liable for actions taken by our employees, distributors or third-party promoters, which could expose us to regulatory investigations and penalties.
Although we have policies and procedures designed to ensure that we, our employees and our agents comply with anti- bribery laws, there is no assurance that such policies or procedures will prevent our agents, employees and intermediaries from engaging in bribery activities. Our procedures and controls to monitor anti-bribery and corruption compliance may fail to protect us from reckless or criminal acts committed by our employees or agents. If we, due to either our own deliberate or inadvertent acts or those of others, fail to comply with applicable anti-bribery and corruption laws, our reputation could be harmed and we could incur criminal or civil penalties, including but not limited to imprisonment, criminal and civil fines, suspension of our ability to do business with the government, denial of government reimbursement for our products and/or exclusion from participation in government healthcare programs, other sanctions and/or significant expenses, which could have a material adverse effect on our business.
If we or our CROs or contract manufacturing organizations ("CMOs") fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
We and third parties, such as our CROs or CMOs, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and waste. In addition, our construction projects can only be put into operation after certain regulatory procedures with the relevant administrative authorities in charge of environmental protection, health and safety have been completed. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. We also could incur significant costs associated with civil or criminal fines and penalties.
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
In addition, we may be required to incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development, manufacturing or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
Our information technology systems, or those used by our contractors or collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization efforts.
Despite the implementation of security measures, our information technology systems and those of our contractors and collaborators, are vulnerable to damage from internal or external events, such as computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures, which can compromise the confidentiality, integrity and availability of the systems. Although to our knowledge we have not experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our research, development, manufacturing, regulatory and commercialization efforts and our business operations.
In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could cause loss of data, damage to systems and data and leave us unable to utilize key business systems or access important data needed to operate our business. Our contractors and collaborators have and in the future may face similar risks, and service disruptions or security breaches of their systems could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information or expose our confidential data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we and our third-party vendors have on occasion experienced, and will continue to experience, threats to our or their data and systems, including malicious codes and viruses, phishing, business email compromise attacks, ransomware, or other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, we could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our contractors and collaborators, as well as our and their efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruptions, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, ransomware, industrial espionage attack or insider threat attack that could adversely affect our business and operations and/or result in the loss or exposure of critical, proprietary, private, confidential or otherwise sensitive data, which could result in financial, legal, business or reputational harm to us.

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
Regulatory authorities in Europe have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the General Data Protection Regulation (EU) 2016/679 ("GDPR"), which became effective in 2018, imposes a broad range of strict requirements on companies subject to the GDPR, such as us, including requirements relating to having legal bases for processing personal information, including personal health data, relating to identifiable individuals and transferring such information outside the European Economic Area, providing information to those individuals regarding the data processing of their personal information, implementing safeguards to keep personal information secure and confidential, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, and recordkeeping. The GDPR imposes strict rules on the transfer of personal data to countries outside the European Economic Area, and also imposes restrictions on cross-border data transfers. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10 million or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20 million or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. We face uncertainty as to the interpretation of these requirements, and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the law. Despite our best efforts to comply, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. National laws of member states of the EU are in the process of being adapted to the requirements under the GDPR. Because the GDPR specifically gives member states flexibility with respect to certain matters, national laws may partially deviate from the GDPR and impose different obligations from country to country, leading to additional complexity and uncertainty. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.
China has implemented rules and is considering a number of additional proposals concerning data protection. The Cyber Security Law of the PRC (the "Cyber Security Law"), which became effective in 2017, created China’s first national-level data protection for “network operators,” which may include all organizations in China that provide services over the internet or another information network. Numerous related laws, regulations, guidelines and other measures are expected to be adopted, such as draft Data Security Law and draft Personal Information Protection Law, which may, upon enactment, require security review before transferring human health-related data out of China. Additionally, the Measures for the Management of Scientific Data (the "Scientific Data Measures") provides a broad definition of scientific data and relevant rules for the management of scientific data in China and requires that enterprises in China must seek regulatory approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal.
We expect that these data protection and transfer laws and regulations will receive greater attention and focus from regulators going forward, and we will continue to face uncertainty as to whether our efforts to comply with evolving obligations under European, Chinese and other data protection, privacy and security laws will be sufficient. Any failure or perceived failure by us to comply with applicable laws and regulations could result in reputational damage or proceedings or actions against us by governmental entities, individuals or others. These proceedings or actions could subject us to significant administrative, civil or criminal penalties and negative publicity, result in the delayed or halted transfer or confiscation of certain personal information or scientific data (such as the results of our preclinical studies or clinical trials conducted within China), result in the suspension of research and development of drug candidates, ongoing clinical trials or ban on initiation of new trials, require us to change our business practices, increase our costs, or materially harm our business, prospects, financial condition and results of operations. In addition, our current and future relationships with customers, vendors, pharmaceutical partners and other third parties could be negatively affected by any proceedings or actions against us or current or future data protection obligations imposed on them under applicable law. In addition, a data breach affecting personal information, including health information, or a failure to comply with applicable requirements could result in significant management resources, legal and financial exposure and reputational damage that could potentially have a material adverse effect on our business, results of operations, and financial condition.
If we or parties on whom we rely fail to maintain the necessary licenses for the development, manufacture, sale and distribution of our products, our ability to conduct our business could be materially impaired.
We are required to obtain, maintain and renew various permits, licenses and certificates to develop, manufacture, promote and sell our products. Third parties, such as distributors, third-party promoters and third-party manufacturers, on whom we may rely to develop, manufacture, promote, sell and distribute our products may be subject to similar requirements. We and third parties on whom we rely may be also subject to regular inspections, examinations, inquiries or audits by the regulatory authorities, and an adverse outcome of such inspections, examinations, inquiries or audits may result in the loss or non-renewal of the relevant permits, licenses and certificates. Moreover, the criteria used in reviewing applications for, or renewals of permits, licenses and certificates may change from time to time, and there can be no assurance that we or the parties on whom we rely will be able to meet new criteria that may be imposed to obtain or renew the necessary permits, licenses and certificates. Many of such permits, licenses and certificates are material to the operation of our business, and if we or parties on whom we rely fail to maintain or renew material permits, licenses and certificates, our ability to conduct our business could be materially impaired. Furthermore, if the interpretation or implementation of existing laws and regulations change, or new regulations come into effect, requiring us or parties on whom we rely to obtain any additional permits, licenses or certificates that were previously not required to operate our business, there can be no assurance that we or parties on whom we rely will successfully obtain such permits, licenses or certificates.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations and those of our third-party contractors and collaborators could be subject natural or man-made disasters, public health epidemics or other business interruptions, for which we are predominantly self-insured. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. The occurrence of any of these business interruptions could seriously harm our operations and financial condition and increase our costs and expenses. We partially rely on third-party manufacturers to produce and process our medicines and drug candidates. Our ability to obtain supplies of our medicines and drug candidates could be disrupted if the operations of these suppliers are affected by man-made or natural disasters, public health epidemics or other business interruptions. Damage or extended periods of interruption to our or our vendors' corporate, development, research or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry, public health epidemics or other events could cause us to delay or cease development or commercialization of some or all of our medicines and drug candidates. Although we maintain insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. For example, the COVID-19 outbreak has impacted and could continue to negatively impact our business and our financial performance. Our clinical development and commercial efforts could be delayed or otherwise negatively impacted, as patients may be reluctant to go to the hospitals to receive treatment, or our regulatory filings and approvals could be delayed. We have already experienced delays in clinical trial recruitment. Additionally, the commercial or clinical supply of our medicines and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.
Our business and results of operations could be adversely affected by public health crises and natural catastrophes or other disasters outside of our control in the locations in which we and our contractors and collaborators operate.
Our global operations expose us to risks associated with public health crises, such as epidemics and pandemics, natural catastrophes, such as earthquakes, hurricanes, typhoons, or floods, or other disasters such as fires, explosions and terrorist activity or wars that are outside of our control, including government reactions due to such events. Our business operations and those of our contractors and collaborators may potentially suffer interruptions caused by any of these events.
In December 2019, the COVID-19 outbreak began to impact the population in China and since January 2020, the COVID-19 outbreak has spread around the world. The continued spread of COVID-19 has negatively impacted our business and results of operations, including commercial sales, regulatory interactions, inspections, and filings, and clinical trial recruitment, participation and data read outs. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely. We have suspended or limited non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism or employee turnover, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our business, results of operations, and financial condition.
The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the United States, China, Europe and other geographies where we or our third-party contractors and collaborators operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions and any new wave of COVID-19 cases could have a widespread impact on our business and results of operations depending on where infection rates are the highest. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations, and financial condition.
Product liability claims or lawsuits could cause us to incur substantial liabilities.
We face an inherent risk of product liability as a result of the commercialization of our medicines in China and the United States and the clinical testing and any future commercialization of our drug candidates globally. For example, we may be sued if our medicines or drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under applicable consumer protection acts. If we cannot successfully defend ourselves against or obtain indemnification from our collaborators for product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: decreased demand for our drugs; injury to our reputation; withdrawal of clinical trial participants and inability to continue clinical trials; initiation of investigations by regulators; costs to defend the related litigation; a diversion of our management’s time and resources; substantial monetary awards to trial participants or patients; product recalls, withdrawals or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any medicine or drug candidate; and a decline in our share price.
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our medicines and drug candidates. Although we currently hold product liability coverage which we believe to be sufficient in light of our current products and clinical programs, the amount of such insurance coverage may not be adequate, and we may be unable to maintain such insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
We are subject to the risks and challenges of doing business globally, which may adversely affect our business operations.
Because we operate in China, Europe and other regions outside of the United States, our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the United States; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti- bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. For example, the withdrawal of the United Kingdom from the EU effective on January 31, 2020, commonly referred to as “Brexit,” may cause increased economic volatility, affecting our operations and business. In addition, in 2017 the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021, and it is anticipated that LIBOR will be phased out and replaced by 2022. While various replacement reference rates have been proposed, an alternative reference rate to LIBOR has not yet been widely adopted. As such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
Future operating results could be negatively affected by changes in tax rates, the adoption of new tax legislation in the jurisdictions in which we operate, or exposure to additional tax liabilities.
The nature of our international operations subjects us to local, state, regional and national tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Additionally, tax rules governing cross-border activities are continually subject to modification as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to address concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. For example, the Cayman Islands has enacted the International Tax Co-operation (Economic Substance) Law (2020 Revision) (the “Economic Substance Law”), which originally took effect on January 1, 2019, and which is accompanied by Guidance on Economic Substance for Geographically Mobile Activities (Version 2.0; April 30, 2019) published by the Cayman Islands Tax Information Authority. The Economic Substance Law embraces a global initiative to combat BEPS and demonstrates the continued commitment of the Cayman Islands to international best practice. The Economic Substance Law provides that relevant entities that existed before January 1, 2019 and that had been conducting relevant activities by that date must comply with the economic substance requirements from July 1, 2019, and relevant entities that are established from January 1, 2019 onwards must comply with the requirements from the date they commence the relevant activity. Although we believe that we currently are not obliged to meet the economic substance requirements under the Economic Substance Law, we cannot predict any changes to the legislation or its interpretation in the future. If we are obliged to meet certain economic substance requirements in the future, our business and results of operations could be negatively impacted if we are required to make changes to our business in order to gain compliance or if we fail to comply.
We have received tax rulings from various governments that have jurisdictional authority over our operations. If we are unable to meet the requirements of such agreements, or if they expire or are renewed on less favorable terms, the result could negatively impact our future earnings. Additionally, the European Commission has opened formal investigations into specific tax rulings granted by several countries to specific taxpayers. While we believe that our rulings are consistent with accepted tax ruling practices, the ultimate resolution of such activities cannot be predicted and could also have an adverse impact on future operating results.
Risks Related to Our Doing Business in the PRC
Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.
Due to our extensive operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China's economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in China and United States may also be adversely affected.
The audit report included in our Annual Report on Form 10-K filed with the SEC is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the "PCAOB"), and as such, investors are deprived of the benefits of such inspection.
Our auditor, Ernst & Young Hua Ming LLP, is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. However, because we have substantial operations within the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our auditor and its audit work that is carried out in the PRC is not currently able to be inspected independently and fully by the PCAOB.
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
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of U.S. lawmakers introduced bills that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, the U.S. government has considered limiting or restricting China-based companies from accessing U.S. capital markets. In addition, the Holding Foreign Companies Accountable Act (the “HFCA Act”) became law in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States.
As a result, our securities may be prohibited from trading on Nasdaq or another U.S. stock exchange if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCA Act, and this ultimately could result in our ADSs being delisted. While there has been dialogue among the China Securities Regulatory Commission (the "CSRC"), the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that our auditor or us will be able to comply with requirements imposed by U.S. regulators. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares, which are listed for trading on the Hong Kong Stock Exchange. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong, or may have to incur increased costs or suffer losses in order to do so. The market price of our ADSs could be adversely affected as a result of anticipated negative impacts of these actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these actions are implemented and regardless of our actual operating performance.
As our global business has expanded, we have built substantial organizational capabilities outside of China. We are evaluating, designing, and implementing additional business processes and control changes to meet the requirements of the HFCA Act, which we believe will enable us to engage an independent registered public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements. However, these efforts may not be sufficient, or may take time for us to implement and ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act. If we failed to comply with those rules, it is possible that our ADSs will be delisted. Failure to adopt effective contingency plans may have a material adverse impact on our business and the price of our ADSs and ordinary shares.

Proceedings instituted by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in our inability to find a registered public accounting firm to audit and issue an opinion on our financial statements, which could result in us not being in compliance with the requirements of the Exchange Act.
In 2012, the SEC brought administrative proceedings against five accounting firms in China, including our independent registered public accounting firm, alleging that they had refused to produce audit work papers and other documents related to certain other PRC-based companies under investigation by the SEC. In 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. In 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. These firms’ ability to continue to serve their clients was not affected by the settlement. The settlement required these firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission (the "CSRC"). If these firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings. Our audit committee is aware of the policy restriction and communicates with our independent registered public accounting firm to ensure compliance. If additional remedial measures are imposed on the China-based accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging the firms’ failure to meet specific criteria set by the SEC with respect to requests for the production of documents, we could be unable to timely file future financial statements in compliance with the requirements of the Exchange Act. The settlement did not require these firms to admit to any violation of law and preserves these firms’ legal defenses in the event the administrative proceeding is restarted. In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding PRC-based, U.S.-listed companies and the market price of the ADSs and/or ordinary shares may be adversely affected.
If our independent registered public accounting firm is denied, even temporarily, the ability to practice before the SEC and we are unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined to be not in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to deregistration from the SEC, which would substantially reduce or effectively terminate the trading of our ADSs in the United States. Moreover, any negative news about the proceedings against these audit firms may adversely affect investor confidence in companies with substantial mainland China-based operations listed in the United States. All these would materially and adversely affect the market price of the ADSs and substantially reduce or effectively terminate the trading of our ADSs in the United States, and the market price of our ordinary shares may be adversely affected.
There are uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations.
A large portion of our operations are conducted in China through our Chinese subsidiaries. Our Chinese subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.
In 1979, the Chinese government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by regulatory agencies. In particular, because these laws, rules and regulations are relatively new and often give the relevant regulator significant discretion in how to enforce them, and because of the limited number of published decisions and the nonbinding nature of such decisions, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
China's Foreign Investment Law and its implementing rule came into force in January 2020. The Foreign Investment Law and implementing rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the legal requirements for both foreign and domestic investments. There are still uncertainties with respect to the interpretation and implementation of the Foreign Investment Law and the implementing rules. For example, the Foreign Investment Law and its implementing rules provide that foreign invested entities established according to the previous laws regulating foreign investment prior to the implementation of the new law may maintain their structure and corporate governance for a five-year transition period. It is uncertain whether governmental authorities may require us to adjust the structure and corporate governance of certain of our Chinese subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly. In addition, The Measures for the Security Review of Foreign Investment (the “New Measures”), effective from January 18, 2021, embody China's continued efforts to provide a legal regime for national security review comparable to similar procedures in other jurisdictions, such as CFIUS review in the United States. There are still uncertainties with respect to the interpretation, implementation and enforcement of the New Measures. For example, national security remains undefined and there is no clear guidance on whether the biotechnology industry requires security review and what factors the regulatory authority may consider in determining whether there are security concerns. It is difficult to evaluate the impact of the New Measures on our existing investments or potential investments in China.
Additionally, the NMPA’s recent reform of the drug and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our medicines and drug candidates in a timely manner.
It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigations or evidence collection activities within China may further increase the difficulties you face in protecting your interests. For risks associated with investing in us as a Cayman Islands company, see also “—Risks Related to Our American Depositary Shares and Ordinary Shares—We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law or U.S. law, shareholders may have fewer shareholder rights than they would have under Hong Kong law or U.S. law and may face difficulties in protecting your interests.”
In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered and could materially and adversely affect our business, financial condition and results of operations.
We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2020, these restricted assets totaled $119.8 million.
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
The Enterprise Income Tax Law (the "EIT Law") and its implementation rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. As a result, dividends paid to us by our PRC subsidiaries may be subject to PRC withholding tax at a rate of 10%.
Pursuant to an arrangement between Mainland China and the Hong Kong Special Administrative Region (the "Hong Kong Tax Treaty"), BeiGene HK, the shareholder of some of our PRC subsidiaries, may be subject to a withholding tax at a rate of 5% on dividends received from our PRC operating subsidiaries as a Hong Kong tax resident. Pursuant to the Hong Kong Tax Treaty, subject to certain conditions, this reduced withholding tax rate will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.
We may be treated as a resident enterprise for PRC tax purposes under the EIT Law and we may therefore be subject to PRC income tax on our worldwide taxable income. Dividends payable to foreign investors and gains on the sale of our ADSs or ordinary shares by our foreign investors may become subject to PRC tax.
Under the PRC Enterprise Income Tax ("EIT") Law, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as “management bodies that exercise substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, PRC regulations specify that certain Chinese-controlled offshore incorporated enterprises, defined as enterprises incorporated under the laws of foreign countries or territories and that have PRC enterprises or enterprise groups as their primary controlling shareholders, will be classified as resident enterprises if all of the following are located or resident in China: (i) senior management personnel and departments that are responsible for daily production, operation and management; (ii) financial and personnel decision-making bodies; (iii) key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and (iv) half or more of senior management or directors having voting rights.
Although BeiGene, Ltd. does not have a PRC enterprise or enterprise group as its primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of these regulations, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in the regulations to evaluate the tax residence status of BeiGene, Ltd. and its subsidiaries organized outside of the PRC.
We are not aware of any offshore holding company with a corporate structure similar to ours that has been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we do not believe that our company or any of our overseas subsidiaries should be treated as a PRC resident enterprise. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term "de facto management body." If the PRC tax authorities determine that our Cayman Islands holding company is a resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow and we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as to PRC enterprise income tax reporting obligations. If we are deemed a PRC resident enterprise, dividends paid on our shares and any gain realized from the transfer of our ordinary shares may be treated as income derived from sources within the PRC. As a result, dividends paid to non-PRC resident enterprise ADS holders or shareholders may be subject to PRC withholding tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders) and gains realized by non-PRC resident enterprises ADS holders or shareholders from the transfer of our ordinary shares or ADSs may be subject to PRC tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders).
We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or other assets attributable to a PRC establishment of a non-PRC company.
Pursuant to Chinese regulations, an “indirect transfer” of “PRC taxable assets,” including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in the PRC or if its income mainly derives from the PRC; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be reported on with the enterprise income tax filing of the PRC establishment or place of business being transferred and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax at the rate of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements. Late payment of applicable tax will subject the transferor to default interest. Gains derived from the sale of shares by investors through a public stock exchange are not subject to the PRC enterprise income tax where such shares were acquired in a transaction through a public stock exchange. As such, the sale of the ADSs or ordinary shares on a public stock exchange will not be subject to PRC enterprise income tax. However, the sale of our ordinary shares or ADSs by a non-PRC resident enterprise outside a public stock exchange may be subject to PRC enterprise income tax under these regulations.
There are uncertainties as to the application of these regulations, which may be determined by the tax authorities to be applicable to sale of the shares of our offshore subsidiaries or investments where PRC taxable assets are involved. The transferors and transferees may be subject to the tax filing and withholding or tax payment obligation, while our PRC subsidiaries may be requested to assist in the filing. Furthermore, we, our non-resident enterprises and PRC subsidiaries may be required to spend valuable resources to comply with these regulations or to establish that we and our non-resident enterprises should not be taxed under these regulations, for our previous and future restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.
The PRC tax authorities have the discretion to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. If the PRC tax authorities make adjustments to the taxable income of the transactions under these regulations, our income tax costs associated with such potential acquisitions or disposals will increase, which may have an adverse effect on our financial condition and results of operations.
Restrictions on currency exchange may limit our ability to utilize our revenue effectively.
The PRC government imposes controls on the conversion of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. A portion of our revenue is denominated in RMB. Shortages in availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign currency denominated obligations. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, our PRC subsidiaries may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a portion of our revenue is denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of the PRC or pay dividends in foreign currencies to holders of our ordinary shares and the ADSs. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities or designated banks. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

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
We and our directors, executive officers and other employees who are PRC residents have participated in our employee equity plans. We are an overseas listed company, and therefore, we and our directors, executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted restricted share units, restricted shares, options or other forms of equity incentives or rights to acquire equity are subject to the PRC regulations, according to which, employees, directors, supervisors and other management members participating in any share incentive plan of an overseas publicly listed company who are PRC citizens or who are non-PRC citizens residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, are required to register with the SAFE through a domestic qualified agent, which could be a PRC subsidiary of such overseas listed company, and complete certain other procedures. We also face regulatory uncertainties that could restrict our ability to adopt additional equity incentive plans for our directors and employees under PRC law. Moreover, failure to comply with the various foreign exchange registration requirements could result in liability under PRC law for circumventing applicable foreign exchange restrictions.
The pharmaceutical industry in China is highly regulated, and such regulations are subject to change, which may affect approval and commercialization of our medicines and drug candidates.
A large portion of our business is conducted in China. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in China for pharmaceutical companies has undergone significant changes, which we expect will continue. While we believe our strategies regarding research, development, manufacturing and commercialization in China are aligned with the Chinese government's policies, they may in the future diverge, requiring a change in our strategies. Any such change may result in increased compliance costs on our business or cause delays in or prevent the successful research, development, manufacturing or commercialization of our drug candidates or medicines in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China.
Chinese authorities have become increasingly vigilant in enforcing laws affecting the pharmaceutical industry. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. Reports of what have come to be viewed as significant quality-control failures by Chinese vaccine manufacturers have led to enforcement actions against officials responsible for implementing national reforms favorable to innovative drugs (such as ours). While not directly affecting us, this macro-industry event could cause state or private resources to be diverted away from fostering innovation and be redirected toward regulatory enforcement, which could adversely affect our research, development, manufacturing and commercialization activities and increase our compliance costs.
Risks Related to Our American Depositary Shares and Ordinary Shares
The trading prices of our ordinary shares and/or ADSs can be volatile, which could result in substantial losses to you.
The trading price of our ordinary shares and/or ADSs can be volatile and fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition, the performance and fluctuation of the market prices of other companies with significant business operations in China that have listed their securities in Hong Kong or the United States may affect the volatility in the price of and trading volumes for our ordinary shares and/or ADSs. Some of these companies have experienced significant volatility. The trading performances of these companies’ securities may affect the overall investor sentiment towards other companies with significant operations in China that are listed in Hong Kong or the United States and consequently may impact the trading performance of our ordinary shares and/or ADSs.
In addition to market and industry factors, the price and trading volume for our ordinary shares and/or ADSs may be highly volatile for various reasons, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional medicines or drug candidates; variations in the level of expenses related to our existing medicines and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on results of operations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business, our competitors or our industry; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares or ADSs; sales or perceived potential sales of additional ordinary shares or ADSs by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the United States or Hong Kong equity markets; changes in accounting principles; trade disputes or U.S.-China government relations; and changes or developments in the United States, PRC, EU or global regulatory environment.
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
As of February 12, 2021, 1,190,821,941 ordinary shares, par value $0.0001 per share, were outstanding, of which 963,301,885 ordinary shares were held in the form of 74,100,145 ADSs, each representing 13 ordinary shares.
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
We have filed to conduct a public offering and to list our shares on the Science and Technology Innovation Board (the "STAR Market"), which if completed, will result in increased regulatory scrutiny and compliance costs and may increase fluctuations in the prices of our ADSs listed on the Nasdaq and ordinary shares listed on the HKEx.
In January 2021 we filed an initial listing application for a proposed public offering and listing of our ordinary shares on the STAR Market of the Shanghai Stock Exchange (the “SSE”). The proposed offering and listing of our ordinary shares, which will be denominated in RMB (the “RMB shares”), is currently expected to be completed in 2021, subject to, among other things, market conditions, approval of our shareholders, and necessary regulatory approvals, including approvals or decisions made by relevant regulatory authorities and governmental departments of the PRC, Hong Kong and other applicable jurisdictions. There is no assurance as to when the proposed offering and listing on the STAR Market will be completed, if at all. If we complete a public offering and listing on the STAR Market, we will become subject to the applicable laws, rules and regulations governing public companies listed on the STAR Market in addition to the various laws, rules and regulations that we are subject to in the United States and Hong Kong. The listing and trading of our equity securities in multiple jurisdictions and multiple markets will lead to increased compliance obligations and costs for us, and we may face the risk of significant intervention by regulatory authorities in these jurisdictions and markets. In addition, if we complete a public offering and listing on the STAR Market, we may be subject to securities litigations filed with the courts in China by the investors with respect to the RMB Shares traded on the STAR Market in the future.
In addition, under current PRC laws and regulations, our ADSs and ordinary shares will not be interchangeable or fungible with our RMB-denominated ordinary shares traded on the STAR Market, and there is no trading or settlement between either the Nasdaq or the HKEx and the SSE. Furthermore, the Nasdaq, HKEx and SSE have different trading characteristics and investor bases, including different levels of retail and institutional participation. As a result of these differences, the trading prices of our ADSs and ordinary shares, accounting for the ADS to ordinary share ratio, may not be the same as the trading prices of equity securities we may decide to offer and/or list on the STAR Market. The fluctuations in the trading price of our RMB-denominated ordinary shares may also lead to increased volatility in, and may otherwise materially decrease, the prices of our ADSs listed on the Nasdaq and ordinary shares listed on the HKEx.
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
We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law or U.S. law, our shareholders may have fewer shareholder rights than they would have under Hong Kong law or U.S. law and may face difficulties in protecting their interests.
We are an exempted company with limited liability incorporated in the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association (as may be further amended from time to time), the Companies Law (as amended) of the Cayman Islands, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors are to a large extent governed by the common law of the Cayman Islands. This common law is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on courts in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in Hong Kong and the United States. In particular, the Cayman Islands has a less developed body of securities law than Hong Kong or the United States. In addition, some states in the United States, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands.
In addition, as a Cayman Islands exempted company, our shareholders have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders, with the exception that shareholders may request a copy of the current amended and restated memorandum and articles of association. Our directors have discretion under our amended and restated articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for shareholders to obtain the information needed to establish facts necessary for a shareholder action or to solicit proxies from other shareholders in connection with a proxy contest. As a Cayman Islands company, we may not have standing to initiate a derivative action in a Hong Kong or U.S. federal court. As a result, shareholders may be limited in their ability to protect their interests if they are harmed in a manner that would otherwise enable them to sue in a United States federal court. In addition, shareholders of Cayman Islands companies may not have standing to initiate a shareholder derivative action in Hong Kong or U.S. federal courts.
Some of our directors and executive officers reside outside of Hong Kong and the United States and a substantial portion of their assets are located outside of Hong Kong and the United States. As a result, it may be difficult or impossible for shareholders to bring an action against us or against these individuals in Hong Kong or in the United States in the event that shareholders believe that their rights have been infringed under the securities laws of Hong Kong, the United States or otherwise. To the extent our directors and executive officers reside outside of China or their assets are located outside of China, it may not be possible for investors to effect service of process upon us or our management inside China. Even if shareholders are successful in bringing an action, the laws of the Cayman Islands and China may render them unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, Hong Kong or China, although the courts of the Cayman Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.
As a result of the above, shareholders may have more difficulty protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as shareholders of a Hong Kong company or a U.S. company.
Voting rights of our ADS holders are limited by the terms of the deposit agreement. The depositary for the ADSs will give us a discretionary proxy to vote our ordinary shares underlying our ADS holders ADSs if they do not vote at shareholders’ meetings, except in limited circumstances, which could adversely affect their interests.
Holders of our ADSs may exercise their voting rights with respect to the ordinary shares underlying their ADSs only in accordance with the provisions of the deposit agreement. Upon receipt of voting instructions from ADS holders in the manner set forth in the deposit agreement, the depositary for the ADSs will endeavor to vote the holder's underlying ordinary shares in accordance with these instructions. Under our articles of association, the minimum notice period required for convening an annual general meeting is 21 calendar days and the minimum notice period required for convening an extraordinary general meeting is 14 calendar days. When a general meeting is convened, ADS holders may not receive sufficient notice of a shareholders’ meeting to permit them to withdraw their ordinary shares to allow them to cast your vote with respect to any specific matter at the meeting. In addition, the depositary and its agents may not be able to send voting instructions to ADS holders or carry out their voting instructions in a timely manner. We will make reasonable efforts to cause the depositary to extend voting rights to our ADS holders in a timely manner, but they may not receive the voting materials in time to ensure that they can instruct the depositary to vote your shares.
Furthermore, the depositary and its agents will not be responsible for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, ADS holders may not be able to exercise their right to vote and they may lack recourse if the ordinary shares underlying their ADSs are not voted as they requested.
Under the deposit agreement for the ADSs, the depositary will give us a discretionary proxy to vote the ordinary shares underlying ADS holders ADSs at shareholders’ meetings if such holders do not give voting instructions to the depositary, unless:
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
The effect of this discretionary proxy is that, if ADS holders fail to give voting instructions to the depositary, they cannot prevent the ordinary shares underlying their ADSs from being voted, absent the situations described above, and it may make it more difficult for such ADS holders to influence our management. Holders of our ordinary shares are not subject to this discretionary proxy.
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
Furthermore, our amended and restated articles of association permit our directors to vary all or any of the rights attaching to any class of shares in issue without the consent of shareholders but only if such variation is considered by the directors not to have a material adverse effect upon such holders. The amended and restated articles of association provide that the holders must consent to any such material adverse changes in the manner set out therein.
Because our directors are divided into three classes with staggered terms of three years each, shareholders can only elect or remove a limited number of our directors in any given year. The length of these terms could present an obstacle to certain actions, such as a merger or other change of control, which could be in the interest of our shareholders.
Our amended and restated memorandum and articles of association designate specific courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated memorandum and articles of association provide that, unless we consent in writing to the selection of an alternative forum, the courts of Cayman Islands will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our shareholders, any action asserting a claim arising pursuant to any provision of the Companies Law of the Cayman Islands as amended from time to time, or the amended and restated memorandum and articles of association, or any action asserting a claim governed by the internal affairs doctrine (as such concept is recognized under the U.S. laws). In connection with our proposed offering and listing on the STAR Market, and subject to shareholder approval,we plan to adopt a further amended and restated memorandum and articles of association, which will provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the further amended and restated memorandum and articles of association will provide that any person or entity purchasing or otherwise acquiring any interest in any of our shares is deemed to have notice of and consented to these provisions; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and rules and regulations thereunder.
These provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our amended and restated memorandum and articles of association inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
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
Holders of ADSs may be subject to limitations on transfer of their ADSs.
ADSs are transferable only on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, as amended, or for any other reason, subject to ADS holders' right to cancel their ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of ADSs and withdrawal of the underlying ordinary shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders’ meeting or we are paying a dividend on our ordinary shares.
In addition, holders of ADSs may not be able to cancel their ADSs and withdraw the underlying ordinary shares when they owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals in order to comply with any laws or governmental regulations that apply to ADSs or to the withdrawal of ordinary shares or other deposited securities.

The depositary for the ADSs is entitled to charge holders fees for various services, including annual service fees.
The depositary for the ADSs is entitled to charge holders fees for various services, including for the issuance of ADSs upon deposit of ordinary shares, cancellation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs, and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company ("DTC"), the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time.
Dealings in ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty. There is uncertainty as to whether Hong Kong stamp duty will apply to the trading or conversion of the ADSs.
In connection with our Hong Kong public offering in 2018, we established a branch register of members in Hong Kong (the “Hong Kong share register”). Our ordinary shares that are traded on the HKEx, including those that may be converted from ADSs, are registered on the Hong Kong share register, and the trading of these ordinary shares on the HKEx are subject to Hong Kong stamp duty. To facilitate ADS to ordinary share conversion and trading between the Nasdaq and the HKEx, we moved a portion of our issued ordinary shares from our Cayman share register to our Hong Kong share register.
Under the Hong Kong Stamp Duty Ordinance, any person who effects a sale or purchase of Hong Kong stock, defined as stock the transfer of which is required to be registered in Hong Kong, is required to pay Hong Kong stamp duty. The stamp duty is currently set at a total rate of 0.2% of the greater of the consideration for, or the value of, shares transferred, with 0.1% payable by each of the buyer and the seller.
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
Holders of ADSs may not receive distributions on our ordinary shares or any value for them if it is illegal or impractical to make them available.
The depositary of the ADSs has agreed to ADS holders the cash dividends or other distributions it or the custodian for the ADSs receives on our ordinary shares or other deposited securities after deducting its fees and expenses. ADS holders will receive these distributions in proportion to the number of our ordinary shares that their ADSs represent. However, the depositary is not responsible for making such payments or distributions if it is unlawful or impractical to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities that require registration under the Securities Act, but that are not properly registered or distributed pursuant to an applicable exemption from registration. The depositary is not responsible for making a distribution available to any holders of ADSs if any government approval or registration required for such distribution cannot be obtained after reasonable efforts made by the depositary. We have no obligation to take any other action to permit the distribution of the ADSs, ordinary shares, rights or anything else to holders of the ADSs. This means that holders of ADSs may not receive the distributions we make on our ordinary shares or any value for them if it is illegal or impractical for us to make them available to such holders. These restrictions may materially reduce the value of our ADSs.
Holders of ADSs may not be able to participate in rights offerings and may experience dilution of their holdings.
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

Our corporate actions are substantially controlled by our directors, executive officers and other principal shareholders, who can exert significant influence over important corporate matters, which may reduce the price of our ordinary shares and/or ADSs and deprive shareholders of an opportunity to receive a premium for their ordinary shares and/or ADSs.
Our directors, executive officers and principal shareholders beneficially owned approximately 66% of our outstanding ordinary shares as of February 12, 2021. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” (“PFIC”) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the current and expected composition of our income and assets (taking into account the proceeds from the registered direct offering completed in July 2020), we do not presently expect to be a PFIC for the current taxable year. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years. We believe that we were not a PFIC for the taxable year ended December 31, 2020.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease all of our facilities, other than the following facilities that we own: our offices and laboratories in Changping, Beijing and our manufacturing facility in Guangzhou, China. We lease an aggregate of approximately 73,000 square meters of office space at approximately 31 other locations across China, the United States and Europe, in cities such as Beijing, Shanghai, Suzhou, and Guangzhou, China; Cambridge, Massachusetts; Ridgefield Park, New Jersey; Emeryville and San Mateo, California; and Basel, Switzerland, primarily for our offices and for our manufacturing facility in Suzhou, China, pursuant to leases with various expiration dates, with the latest expiring in 2026. We believe that our facilities are currently suitable and sufficient to meet our needs. We intend to add new facilities or expand existing facilities as we add employees and enter new locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Please refer to “Note 9: Leases” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for further information on our real property leases.
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
On June 26, 2020, following the suspension and recall of ABRAXANE® in China supplied to us by Celgene Logistics Sàrl, a Bristol Myers Squibb company (referred to elsewhere in this report as BMS, but for this paragraph only, “Celgene”), we initiated an arbitration proceeding at the International Chamber of Commerce (the “ICC”) against Celgene asserting that it had breached and continues to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and Celgene in July 2017 and a related quality agreement (collectively, the “Celgene License”). Under the Celgene License, we allege that Celgene is obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE® to us. In the arbitration proceeding, we are seeking a declaration that Celgene is in breach of the Celgene License, an award of damages as a result of the breach in an amount to be determined, and such other relief as the ICC deems appropriate. Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $17 million in costs that it incurred as part of the ABRAXANE® recall. We believe that the allegations contained in the counterclaim are without merit and intend to defend the counterclaim vigorously. We cannot predict at this point the length of time that this arbitration proceeding will be ongoing or the outcome.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our American Depositary Shares ("ADSs") have been publicly traded on the NASDAQ Global Select Market under the symbol “BGNE” since February 3, 2016. Our ordinary shares have been publicly traded on the Stock Exchange of Hong Kong Limited ("HKEx") under the stock code “06160” since August 8, 2018.
Shareholders
As of January 31, 2021, we had approximately 160 holders of record of our ordinary shares and 10 holders of record of our ADSs. This number does not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
Dividend Policy
Our board of directors has adopted a dividend policy which provides that we currently intend to retain all available funds and earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Subject to applicable law and our amended and restated articles of association, any future determination to pay dividends will be made at the discretion of our board of directors and may be based on a number of factors, including our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant. This dividend policy reflects our board of directors’ current views on our financial and cash flow position. We intend to continue to review our dividend policy from time to time, and there can be no assurance that dividends will be paid in any particular amount, if at all, for any given period.
We have never declared or paid any dividends on our ordinary shares or any other securities. If we pay dividends in the future, in order for us to distribute dividends to our shareholders and holders of ADSs, we may rely to some extent on dividends distributed by our PRC subsidiaries. PRC regulations may restrict the ability of our PRC subsidiaries to pay dividends to us, and such distributions will be subject to PRC withholding tax. In addition, PRC regulations currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits, as determined in accordance with our articles of association and the accounting standards and regulations in the PRC.
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
The following graph shows the total shareholder return of an investment of $100 in cash at market close on February 3, 2016 (the first day of trading of our ADSs) through December 31, 2020 for our ADSs, the NASDAQ Composite Index (U.S.), and the NASDAQ Biotechnology Index.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared or paid to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

COMPARISON OF 59 MONTH CUMULATIVE TOTAL RETURN*

Among BeiGene, Ltd., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$1,200
$1,000
$800
$600
$400
$200
$0
2/3/16
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
BeiGene, Ltd.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 2/3/16 in stock or 1/31/16 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	2/3/16	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17	3/31/18	6/30/18
BeiGene, Ltd.	100.00	103.50	105.23	108.79	107.20	129.27	158.90	365.32	345.06	593.22	542.83
NASDAQ Composite	100.00	105.84	105.60	116.17	118.10	130.06	135.47	143.69	153.10	157.06	167.44
NASDAQ Biotechnology	100.00	97.63	96.54	108.60	99.57	110.37	116.84	125.89	121.12	121.19	124.92

	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20
BeiGene, Ltd.	608.12	495.27	466.10	437.68	432.42	585.31	434.71	665.25	1,011.44	912.39
NASDAQ Composite	179.86	148.75	173.75	180.47	180.80	203.33	174.96	229.10	254.85	294.67
NASDAQ Biotechnology	138.91	110.38	127.54	124.67	113.92	138.10	123.91	157.25	155.95	174.59
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Taxation
Cayman Islands Taxation
The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation, and there is no taxation in the nature of inheritance tax or estate duty or withholding tax applicable to us or to any holder of the ADSs and ordinary shares. There are no other taxes likely to be material to us levied by the Government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or after execution brought within, the jurisdiction of the Cayman Islands. No stamp duty is payable in the Cayman Islands on the issue of shares by, or any transfers of shares of, Cayman Islands companies (except those which hold interests in land in the Cayman Islands). The Cayman Islands is not party to any double tax treaties that are applicable to any payments made to or by our company. There are no exchange control regulations or currency restrictions in the Cayman Islands.
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
PRC Taxation
Under the Enterprise Income Tax Law ("EIT Law"), an enterprise established outside the PRC with a “de facto management body” within the PRC is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax purposes. The implementation rules of the EIT Law define “de facto management body” as a managing body that exercises substantial and overall management and control over the production and operations, personnel, accounting and properties of an enterprise. In addition, the Notice Regarding the Determination of Chinese‑Controlled Offshore Incorporated Enterprise as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, issued by the State Administration of Taxation, which provides guidance on the determination of the tax residence status of a Chinese‑controlled offshore incorporated enterprise, defines Chinese-controlled offshore incorporated enterprise as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although BeiGene, Ltd. does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese‑controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in Circular 82 to evaluate the tax residence status of BeiGene, Ltd. and its subsidiaries organized outside the PRC.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Statements of Operations:
Revenues
Product revenue, net	$308,874	$222,596	$130,885	$24,428	$—
Collaboration revenue	—	205,616	67,335	213,959	1,070
Total revenues	308,874	428,212	198,220	238,387	1,070
Expenses
Cost of sales - product	70,657	71,190	28,705	4,974	—
Research and development (1)	1,294,877	927,338	679,005	269,018	98,033
Selling, general and administrative	600,176	388,249	195,385	62,602	20,097
Amortization of intangible assets	846	1,326	894	250	—
Total expenses	1,966,556	1,388,103	903,989	336,844	118,130
Loss from operations	(1,657,682)	(959,891)	(705,769)	(98,457)	(117,060)
Interest income (expense), net	1,998	9,131	13,947	(4,108)	383
Changes in fair value of financial instruments	—	—	—	—	(1,514)
Other income (expense), net	37,490	7,174	1,993	11,501	(972)
Loss before income tax expense	(1,618,194)	(943,586)	(689,829)	(91,064)	(119,163)
Income tax (benefit) expense	(17,671)	6,992	(15,796)	2,235	54
Net loss	(1,600,523)	(950,578)	(674,033)	(93,299)	(119,217)
Less: net loss attributable to noncontrolling interest	(3,617)	(1,950)	(264)	(194)	—
Net loss attributable to BeiGene, Ltd.	$(1,596,906)	$(948,628)	$(673,769)	$(93,105)	$(119,217)
Loss per share attributable to BeiGene, Ltd, basic and diluted (2)	$(1.47)	$(1.22)	$(0.93)	$(0.17)	$(0.30)
Weighted-average shares outstanding, basic and diluted	1,085,131,783	780,701,283	720,753,819	543,185,460	403,619,446
(1)Included in research and development expense is $109.5 million, $50.0 million and $89.0 million of upfront payments for in-process research and development related to collaboration agreements entered into in 2020, 2019 and 2018, respectively (see Note 3).
(2)See Note 16 to our audited consolidated financial statements appearing elsewhere in this Annual Report for a description of the method used to calculate basic and diluted loss per share of ordinary shares.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and restricted cash	$1,390,005	$620,775	$740,713	$239,602	$87,514
Short-term investments	3,268,725	364,728	1,068,509	597,914	280,660
Working capital	3,885,491	862,384	1,697,390	763,509	339,341
Total assets	5,600,757	1,612,289	2,249,684	1,046,479	405,813
Total liabilities	1,731,514	633,934	496,037	362,248	52,906
Noncontrolling interest	—	16,150	14,445	14,422	—
Total equity	3,869,243	978,355	1,753,647	684,231	352,907

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
Overview
We are a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and expand access for patients worldwide.
Our research organization has delivered ten molecules into the clinic in our first ten years, including our two lead commercial medicines, BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers, and tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers. We are marketing BRUKINSA® in the world’s two largest pharmaceutical markets, the United States and China, and tislelizumab in China, with an established, science-based commercial organization. We have built state-of-the-art biologic and small molecule manufacturing facilities in China to support the potential future demand of our products, and we also work with high quality contract manufacturing organizations (“CMOs”) to manufacture our internally developed clinical and commercial products.
We are a leader in China-inclusive global clinical development, which we believe can facilitate faster and more cost-effective development of innovative medicines. Our internal clinical development capabilities are deep, including a more than 1,600-person global clinical development team that is running more than 60 ongoing or planned clinical trials. This includes more than 25 pivotal or registration-enabling trials for three product candidates that have enrolled more than 12,000 patients and healthy volunteers, of which approximately one-half have been outside of China, as of January 2021. We have over 45 products and product candidates in commercial stage or clinical development, including 7 approved medicines, 5 pending approval, and over 30 in clinical development.
Supported by our development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis to develop and commercialize innovative medicines globally. Since our inception in 2010 in Beijing, we have become a fully integrated global organization of over 5,300 employees in 14 countries and regions, including China, the United States, Europe and Australia.
Recent Developments
On February 17, 2021, we announced that the U.S. Food and Drug Administration ("FDA") accepted a supplemental new drug application ("sNDA") for BRUKINSA® for the treatment of adult patients with Waldenström’s macroglobulinemia ("WM"). The Prescription Drug User Fee Act ("PDUFA") target action date is October 18, 2021.
On January 29, 2021, we announced that the Shanghai Stock Exchange (the "SSE") had accepted our listing application for a proposed public offering of our ordinary shares and listing of such shares on the Science and Technology Innovation Board (the “STAR Market”) of the SSE (the “STAR Offering”). The consummation of the STAR Offering is subject to, among other things, market conditions, shareholder approval, and applicable regulatory approvals.
On January 13, 2021, we announced that our anti-PD-1 antibody tislelizumab received approval from the China National Medical Products Administration ("NMPA") for use in combination with chemotherapy as a first-line treatment for patients with advanced squamous non-small cell lung cancer ("NSCLC"). This is the third approval in China for tislelizumab, and its first in a lung cancer indication.
On January 11, 2021, we announced a collaboration and license agreement with Novartis Pharma AG ("Novartis") to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan. We have agreed to jointly develop tislelizumab with Novartis in these licensed countries, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and we have an option to co-detail the product in North America, funded in part by Novartis. The transaction is expected to close in the first quarter of 2021, subject to expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

On December 27, 2020, we announced that three of our innovative oncology medicines were included in the updated National Reimbursement Drug List ("NRDL") by the China National Healthcare Security Administration (NHSA), including our internally-developed anti-PD1 antibody tislelizumab, our internally-developed BTK inhibitor BRUKINSA® (zanubrutinib), and XGEVA® (120-mg denosumab) from our strategic collaboration with Amgen.
On December 7, 2020, we announced that the NMPA approved BLINCYTO® (blinatumomab) for injection for the treatment of adult patients with relapsed or refractory ("R/R") B-cell precursor acute lymphoblastic leukemia (ALL). The biologics license application ("BLA") had been submitted by Amgen and received priority review by the Center for Drug Evaluation ("CDE") of the NMPA. Developed by Amgen and licensed to us in China under a strategic collaboration commenced earlier in 2020, this is the first approval for BLINCYTO® in China and our first product licensed from Amgen to be newly approved. With this approval, BLINCYTO® has become the first bispecific immunotherapy approved in China.
On November 19, 2020, we announced that the NMPA approved XGEVA® (denosumab) for the prevention of skeletal-related events ("SREs") in patients with bone metastases from solid tumors and in patients with multiple myeloma ("MM"). Developed by Amgen and licensed to BeiGene in China under a strategic collaboration commenced earlier in 2020, XGEVA® is also approved and marketed in China for the treatment of adults and skeletally mature adolescents with giant cell tumor of the bone ("GCTB") that is unresectable or where surgical resection is likely to result in severe morbidity.
Components of Operating Results
Revenue
Product Revenue
    We began generating product revenue in September 2017 through our in-license agreement with BMS to distribute the approved cancer therapies REVLIMID®, VIDAZA®, and ABRAXANE® in China. Following approval from the FDA in November 2019, we launched our first internally developed medicine, BRUKINSA®, in the United States. We launched our second internally developed medicine, tislelizumab, in China in March 2020 and in June 2020, we launched BRUKINSA® in China. In July 2020, we began selling XGEVA® under our in-license agreement with Amgen.
Revenues from product sales are recognized when there is a transfer of control from the Company to the customer. The Company determines transfer of control based on when the product is delivered, and title passes to the customer. Revenues from product sales are recognized net of variable consideration resulting from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on contractual terms, historical experience and trend analysis. We expect revenue from our internal product sales to increase during 2021. We received approval for BLINCYTO® in China in December 2020 and plan to launch additional in-licensed products from our collaborations in 2021, and continue to expand our efforts to promote our existing commercial products.
Collaboration Revenue
We recognize collaboration revenues for amounts earned under collaborative and out-licensing arrangements. Prior to the third quarter of 2019, we recorded revenue from our 2017 collaboration and license agreement with BMS for tislelizumab, which was terminated in June 2019. Under this agreement, we received an upfront payment related to the license fee, which was recognized upon the delivery of the license right. Additionally, the portion of the upfront payment related to the reimbursement of undelivered research and development services was deferred and recognized over the performance period of the collaboration arrangement. We recognized the remainder of the deferred research and development services revenue balance upon termination of the collaboration agreement. We also received research and development reimbursement revenue for the clinical trials that BMS opted into until the termination of the collaboration agreement. Pursuant to the terms of the termination agreement, we received a one-time payment of $150 million in June 2019, which was recognized in full at that time because we had no further performance obligations under the collaboration. We also recognized revenue for upfront license fees and milestone payments from a prior collaboration agreement with Merck KGaA, Darmstadt Germany during the year ended December 31, 2018.

Expenses
Cost of Sales
Cost of sales includes the cost of products purchased from Amgen and BMS and distributed in China and the costs to manufacture our internally developed commercial products. Also included in cost of sales are amounts paid to Amgen for its share of net sales or gross margin earned on sales of their in-licensed products. Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory is depleted and additional inventory is manufactured.
Research and Development Expenses
Research and development expenses consist of the costs associated with our research and development activities, conducting preclinical studies and clinical trials, and activities related to regulatory filings. Our research and development expenses consist of:
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
Our current research and development activities mainly relate to the clinical advancement of our internally developed medicines and drug candidates:
•BRUKINSA® (zanubrutinib), a small molecule inhibitor of BTK;
•tislelizumab, a humanized monoclonal antibody against PD-1;
•pamiparib, an investigational selective small molecule inhibitor of PARP1 and PARP2;
•BGB-A1217, an investigational humanized monoclonal antibody against TIGIT;
•BGB-11417, an investigational small molecular inhibitor of Bcl-2;
•lifirafenib, an investigational novel small molecule inhibitor of both the monomer and dimer forms of BRAF;
•BGB-A333, an investigational humanized monoclonal antibody against PD-L1; and
•BGB-A425, an investigational humanized monoclonal antibody against TIM-3.
Research and development activities also include costs associated with in-licensed drug candidates, including:
•R&D expense related to the co-development of pipeline assets under the Amgen collaboration agreement. Our total cost share obligation to Amgen is split between R&D expense and a reduction to the R&D cost share liability;
•sitravatinib, an investigational, spectrum-selective kinase inhibitor, licensed from Mirati Therapeutics, Inc. ("Mirati");
•zanidatamab (ZW25) and ZW49, two investigational bispecific antibody-based product candidates targeting HER2, licensed from Zymeworks Inc. ("Zymeworks");

•BA3071, an investigational CAB-CTLA-4 antibody, licensed from BioAtla, Inc. ("BioAtla");
•BAT1706, an investigational biosimilar to Avastin® (bevacizumab), licensed from Bio-Thera Solutions, Ltd. ("Bio-Thera"); and
•DXP-593 and DXP-604, investigational anti-COVID-19 antibodies, licensed from Singlomics (Beijing DanXu) Biopharmaceuticals Co., Ltd. ("Singlomics").
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
At this time, it is difficult to estimate or know for certain, the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our internally developed medicines and drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our medicines and drug candidates, if approved. This is due to the numerous risks and uncertainties associated with developing such medicines and drug candidates, including the uncertainty of:
•successful enrollment in and completion of clinical trials;
•establishing an appropriate safety and efficacy profile;
•establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;
•receipt of marketing and other required approvals from applicable regulatory authorities;
•successfully launching and commercializing our medicines and drug candidates, if and when approved, whether as monotherapies or in combination with our internally developed medicines and drug candidates or third‑party products;
•market acceptance, pricing and reimbursement;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our medicines and drug candidates;
•continued acceptable safety and efficacy profiles of the products following approval;
•sufficient supply of the products following approval;
•competition from competing products; and
•retention of key personnel.
A change in the outcome of any of these variables with respect to the development of any of our medicines and drug candidates would significantly change the costs, timing and viability associated with the commercialization or development of that medicine or drug candidate.
Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, as we continue to support the clinical trials of our medicines and drug candidates as treatments for various cancers and as we move these medicines and drug candidates into additional clinical trials, including potential pivotal trials. There are numerous factors associated with the successful commercialization of any of our medicines and drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development and commercial programs and plans.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support planned increases in commercialization activities with respect to tislelizumab, BRUKINSA®, XGEVA® and BLINCYTO® and the preparation for potential launch and commercialization of additional in-licensed products from our collaborations and internally developed products, if approved. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our treatments for various cancers and the initiation of clinical trials for potential new indications or drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance. We also incur significant legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company with our ADSs and ordinary shares listed for trading on The NASDAQ Global Select Market and The Hong Kong Stock Exchange, respectively.
Interest Income (Expense), Net
Interest Income
Interest income consists primarily of interest generated from our cash and short-term investments in money market funds, time deposits, U.S. Treasury securities and U.S. agency securities.
Interest Expense
Interest expense consists primarily of interest on our bank loans and shareholder loan.
Other Income (Expense), Net
Other income consists primarily of gains recognized related to equity investments, government grants and subsidies received that involve no conditions or continuing performance obligations by us, realized and unrealized gains and losses related to foreign currency exchange rates, unrealized gains and losses on equity securities, and realized gains and losses on the sale of investments.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$308,874	$222,596	$86,278	38.8%
Collaboration revenue	—	205,616	(205,616)	(100.0)%
Total revenues	308,874	428,212	(119,338)	(27.9)%
Expenses
Cost of sales - product	70,657	71,190	(533)	(0.7)%
Research and development	1,294,877	927,338	367,539	39.6%
Selling, general and administrative	600,176	388,249	211,927	54.6%
Amortization of intangible assets	846	1,326	(480)	(36.2)%
Total expenses	1,966,556	1,388,103	578,453	41.7%
Loss from operations	(1,657,682)	(959,891)	(697,791)	72.7%
Interest income, net	1,998	9,131	(7,133)	(78.1)%
Other income, net	37,490	7,174	30,316	422.6%
Loss before income tax expense	(1,618,194)	(943,586)	(674,608)	71.5%
Income tax (benefit) expense	(17,671)	6,992	(24,663)	(352.7)%
Net loss	(1,600,523)	(950,578)	(649,945)	68.4%
Less: Net loss attributable to noncontrolling interest	(3,617)	(1,950)	(1,667)	85.5%
Net loss attributable to BeiGene, Ltd.	$(1,596,906)	$(948,628)	$(648,278)	68.3%
Revenue
Total revenue decreased by $119.3 million to $308.9 million for the year ended December 31, 2020, from $428.2 million for the year ended December 31, 2019, primarily due to the cessation of collaboration revenue following the termination of the BMS collaboration agreement in the second quarter of 2019, and the related $150.0 million termination fee that was recognized as revenue. The following table summarizes the components of our revenue for the year ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,		Changes
	2020	2019	$	%
	(dollars in thousands)
Product revenue	$308,874	$222,596	$86,278	38.8%
Collaboration revenue:
Reimbursement of research and development costs	—	27,634	(27,634)	(100.0)%
Research and development service revenue	—	27,982	(27,982)	(100.0)%
Other	—	150,000	(150,000)	(100.0)%
Total collaboration revenue	—	205,616	(205,616)	(100.0)%
Total	$308,874	$428,212	$(119,338)	(27.9)%

Net product revenue consisted of the following:

	Year Ended December 31,		Changes
	2020	2019	$	%
	(dollars in thousands)
Tislelizumab	$163,358	$—	$163,358	NM
BRUKINSA®	41,702	1,039	40,663	3,913.7%
REVLIMID®	47,372	78,044	(30,672)	(39.3)%
VIDAZA®	29,975	32,234	(2,259)	(7.0)%
ABRAXANE®	17,770	111,279	(93,509)	(84.0)%
XGEVA®	8,496	—	8,496	NM
Other	201	—	201	NM
Total product revenue	$308,874	$222,596	$86,278	38.8%
Net product revenue was $308.9 million for the year ended December 31, 2020, compared to $222.6 million in the prior year, primarily due to increased sales of our internally-developed products, BRUKINSA® and tislelizumab, as well as initial sales of Amgen's XGEVA®, offset by decreased sales of the BMS products in China. Product revenue for tislelizumab reflects sales since its launch in China in March 2020. Product revenue for BRUKINSA® reflects sales in China since its launch in June 2020, as well as sales in the United States since its launch in November 2019. Product revenue for XGEVA® reflects sales in China since July 2020.
In December 2020, we announced the inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the updated NRDL by the NHSA, effective March 2021. The NRDL’s inclusion is expected to help expand access to these high-quality oncology treatments across China, but we expect net product revenue in China in the first quarter of 2021 to be impacted as the lower NRDL price is applied to tislelizumab, BRUKINSA® and XGEVA® product in the distribution channel. Overall, we expect our internally-developed products and in-licensed products from Amgen to lead to total product revenue growth in 2021, driven by an increase in sales volumes as our launches mature.
We expect product revenue from the in-licensed products from BMS to continue to be impacted by the NMPA’s suspension of the importation, sales and use of ABRAXANE® in China in March 2020 and the subsequent voluntary recall of ABRAXANE® by BMS, as well as increased competition from generic products for REVLIMID® and the loss of VBP status for VIDAZA®. Although the impact of COVID-19 on commercial activities in China lessened in the second half of 2020, there is continued uncertainty regarding the future potential impact of the pandemic both in China and the United States, as well as globally. We do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE®.
We did not have any collaboration revenue during the year ended December 31, 2020. Collaboration revenue totaled $205.6 million for the year ended December 31, 2019, comprised primarily of a $150.0 million payment received upon termination of the collaboration agreement with BMS for tislelizumab, as well as the revenue recognition of previously deferred amounts. Additionally, we recognized $27.6 million for the reimbursement of research and development costs for the clinical trials that BMS had opted into prior to the agreement being terminated.
Cost of Sales
Cost of sales decreased to $70.7 million for the year ended December 31, 2020 from $71.2 million for the year ended December 31, 2019, primarily due to a change in sales mix from lower margin in-licensed products to higher margin internally-developed products.
Research and Development Expense
Research and development expense increased by $367.5 million, or 39.6%, to $1.3 billion for the year ended December 31, 2020, from $927.3 million for the year ended December 31, 2019. The following table summarizes the external cost of development programs, upfront license fees, and internal research and development expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Changes
	2020	2019	$	%
	(dollars in thousands)
External cost of development programs	$502,399	$483,526	$18,873	3.9%
Upfront license fees	109,500	50,000	59,500	119.0%
Amgen co-development expenses[1]	117,005	—	117,005	NM
Internal research and development expenses	565,973	393,812	172,161	43.7%
Total research and development expenses	$1,294,877	$927,338	$367,539	39.6%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the year ended December 31, 2020 totaled $231.0 million, of which $117.0 million was recorded as R&D expense. The remaining $114.0 million was recorded as a reduction for the R&D cost share liability.
The increase in research and development expenses for the year December 31, 2020 was primarily attributable to:
•an increase of $117.0 million related to expense recognized on co-development fees to Amgen;
•an increase of $59.5 million related to license fees under collaboration agreements; and
•an increase of $18.9 million in external clinical program costs, primarily due to the continued enrollment and expansion of pivotal clinical trials for our tislelizumab program and increases due to the expansion and advancement of and manufacturing costs for our earlier-stage clinical drug candidates.
Internal research and development expense increased $172.2 million, primarily attributable to the expansion of our global development organization including the internalization of previously outsourced activities and the continued development of our clinical and preclinical drug candidates, and included the following:
•$67.6 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$60.3 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$16.7 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population; and
•$30.5 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization.
These expense increases were partially offset by a $2.9 million decrease of consulting fees, which was primarily attributable to decreased travel, meeting and seminar expenses related to scientific, regulatory and development consulting activities.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $211.9 million, or 54.6%, to $600.2 million for the year ended December 31, 2020, from $388.2 million for the year ended December 31, 2019. The increase was primarily attributable to the following:
•$117.5 million increase in employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China and the United States and the hiring of more personnel to support our growing business;
•$36.2 million increase in external commercial expenses, including selling and marketing, market access studies, meeting and seminar expenses, promotional activities, and sponsorship and grant expenses;
•$32.6 million increase in share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population; and
•$25.6 million increase in professional fees, consulting, recruiting, information technology, tax, accounting and audit services; and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China and the United States.
Interest Income, Net
Interest income, net decreased to $2.0 million for the year ended December 31, 2020, from $9.1 million for the year ended December 31, 2019. The decrease in interest income, net, was primarily attributable to higher interest expense related to larger loan balances in 2020 and lower interest earned on our investments.
Other Income, Net
Other income, net increased by $30.3 million to $37.5 million for the year ended December 31, 2020, from $7.2 million for the year ended December 31, 2019. The increase was mainly attributable to the gain recognized in conjunction with the deconsolidation of MapKure, unrealized gains on equity securities, and realized gains on sales of available-for-sale securities, as well as foreign currency exchange gains.
Income Tax (Benefit) Expense
Income tax benefit was $17.7 million for the year ended December 31, 2020 compared with income tax expense of $7.0 million for the year ended December 31, 2019. The income tax benefit for the year ended December 31, 2020 was primarily attributable to the tax benefit of U.S. share-based compensation deductions in excess of the tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of December 31, 2020:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash, cash equivalents and restricted cash	$1,390,005	$620,775
Short-term investments	$3,268,725	$364,728
Total debt	$518,652	$240,695
We have incurred annual net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We incurred net losses of $1.6 billion and $950.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $3.6 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
On January 29, 2021, the Shanghai Stock Exchange (the "SSE") accepted our listing application for a proposed public offering of our ordinary shares and listing of such shares on the Science and Technology Innovation Board (the “STAR Market”) of the SSE (the “STAR Offering”). The STAR Offering will be conducted within the PRC, and such shares will be issued to and subscribed for by investors in Renminbi (“RMB”) in the PRC and listed and traded on the STAR Market in RMB (the “RMB Shares”). The number of RMB Shares (including the over-allotment option) to be issued will not exceed 132,313,549 ordinary shares, representing no more than 10% of the sum of the total number of our issued ordinary shares as of January 7, 2021 and the total number of RMB Shares to be issued in the STAR Offering. The STAR Offering is subject to, among other things, market conditions, the approval of our shareholders, and applicable regulatory approvals.
On January 11, 2021, we entered into a collaboration and license agreement with Novartis Pharma AG ("Novartis") to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan. Under the agreement, we will receive an upfront cash payment of $650 million from Novartis, which is not included in our cash balance as of December 31, 2020, upon closing of the transaction, which is subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$620,775	$740,713
Net cash used in operating activities	(1,283,461)	(750,269)
Net cash (used in) provided by investing activities	(3,168,366)	554,163
Net cash provided by financing activities	5,202,826	85,680
Net effect of foreign exchange rate changes	18,231	(9,512)
Net increase (decrease) in cash, cash equivalents and restricted cash	769,230	(119,938)
Cash, cash equivalents and restricted cash at end of period	$1,390,005	$620,775
Operating Activities
Cash flows from operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $1.3 billion of cash for the year ended December 31, 2020, which resulted principally from our net loss of $1.6 billion, partially offset by non-cash charges of $166.5 million and a decrease in our net operating assets and liabilities of $150.6 million. The non-cash charges were primarily driven by share-based compensation expense, offset by amortization of the research and development cost share liability. The decrease in working capital were driven largely by increases in accounts payable, accrued expenses and other liabilities, offset by increases in inventory and prepaid expenses.
Operating activities used $750.3 million of cash for the year ended December 31, 2019, which resulted principally from our net loss of $950.6 million and an increase in our net operating assets and liabilities of $10.8 million, partially offset by non-cash charges of $211.1 million. The increase in working capital was driven primarily by increases in accounts receivable and other non-current assets, as well as a decrease in deferred revenue, offset by increases in accounts payable and accrued expenses.
Investing Activities
Cash flows from investing activities consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and upfront payments related to our collaboration agreements.
Investing activities used $3.2 billion of cash for the year ended December 31, 2020, consisting of $5.7 billion in purchases of investment securities, $117.5 million of capital expenditures, and $109.5 million upfront collaboration payments, all of which were offset by sales and maturities of investment securities of $2.8 billion.
Investing activities provided $554.2 million of cash for the year ended December 31, 2019, which was primarily due to cash proceeds from the sale and maturities of investment securities of $1.9 billion, partially offset by purchases of investment securities of $1.2 billion, $69.0 million of upfront payments related to our license agreements and the termination of our collaboration agreement with Merck KGaA, Darmstadt Germany, and capital expenditures of $89.6 million.
Financing Activities
Cash flows from financing activities consist primarily of sale of ordinary shares and ADSs through equity offerings, issuance and repayment of short-term and long-term debt, and proceeds from the sale of ordinary shares and ADSs through employee equity compensation plans.
Financing activities provided $5.2 billion of cash for the year ended December 31, 2020. This consisted primarily of $2.8 billion received from our collaboration with Amgen and $2.1 billion from a registered direct offering of ordinary shares to certain existing investors. Other inflows included $93.1 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, and $433.9 million from loan proceeds. These inflows were partially offset by $144.3 million of repayment of principal under the Shareholder Loan with GET and $28.7 million of cash consideration paid for the acquisition of the remaining 5% minority interest in our subsidiary BeiGene Biologics Co., Ltd.("BeiGene Biologics").
Financing activities provided $85.7 million of cash for the year ended December 31, 2019. This consisted primarily of $67.5 million from bank loans to fund our Guangzhou manufacturing facility and working capital requirements and $47.0 million from the exercise of employee share options. These inflows were partially offset by $32.8 million for repayments of our Suzhou manufacturing facility and working capital bank loans.

Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances.
Operating Capital Requirements
We expect to continue to incur losses for the foreseeable future and expect these losses to increase in the near term, as we continue to develop and seek regulatory approvals for our product candidates, expand our research and manufacturing facilities and activities, and commercialize both our internally developed and in-licensed products. The size of our future net losses will depend, in part, on the number and scope of our development programs and the associated costs of those programs, our ability to generate product revenue, and the timing and amount of payments we make or receive from arrangements with third parties. If any of our products and product candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
Our future capital requirements will depend on many factors, including:
•our ability to successfully commercialize our internally developed and in-licensed medicines and drug candidates, if approved;
•the costs, timing and outcome of regulatory reviews and approvals;
•the ability of our drug candidates to progress through clinical development successfully;
•the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;
•the number and characteristics of the medicines and drug candidates we pursue;
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
•the extent to which we acquire or in‑license other products and technologies; and
•our ability to establish and maintain collaboration arrangements on favorable terms, if at all.
Until such time, if ever, as we can generate substantial product revenue, we may be required to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, strategic alliances, licensing arrangements, government grants, and other available sources. Under the rules of the SEC, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. On May 11, 2020, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we may file another shelf registration statement that will be effective for up to three years from filing.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs or ordinary shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaboration agreements, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our products or drug candidates, future revenue streams or research programs, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2020:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(in thousands)
Contractual obligations
Operating lease commitments	$47,785	$16,108	$23,520	$7,902	$255
Purchase commitments	123,383	41,681	34,872	24,172	22,658
Debt obligations	518,652	335,015	15,019	63,106	105,512
Interest on debt	59,021	22,238	16,593	13,196	6,994
Co-development funding commitment	1,019,009	259,000	760,009	—	—
Pension plan	8,113	1,357	2,714	2,714	1,328
Capital commitments	44,972	44,972	—	—	—
Total	$1,820,935	$720,371	$852,727	$111,090	$136,747
Operating Lease Commitments
We lease office or manufacturing facilities in Beijing, Shanghai, Suzhou and Guangzhou in China; office facilities in California, Massachusetts, Maryland, and New Jersey in the United States; and in Basel, Switzerland under non-cancelable operating leases expiring on various dates. Payments under operating leases are expensed on a straight-line basis over the respective lease terms. The aggregate future minimum payments under these non-cancelable operating leases are summarized in the table above.
Purchase Commitments
As of December 31, 2020, purchase commitments amounted to $123.4 million, of which $101.3 million related to minimum purchase requirements for supply purchased from CMOs and $22.1 million related to binding purchase order obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations
The following table summarizes our short-term debt and long-term bank loans as of December 31, 2020 (amounts in thousands, except for percentage data):

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	December 31, 2020
						$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	307	2,000
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(2)		5.8%	198,320	1,294,010
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(3)		5.8%	15,326	100,000
Other short-term debt (4)						121,062	789,918
Total short-term debt						335,015	2,185,928

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	88,584	578,000
China Merchants Bank	January 22, 2020	(5)	9-year	January 20, 2029	(5)	53,641	350,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(6)	41,412	270,206
Total long-term bank loans						183,637	1,198,206
1.The outstanding borrowings bear a floating interest rate benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of December 31, 2020.

2.$120.0 million of the Senior Loan was designated to fund the JV share repurchase and repayment of the shareholder loan and $80.0 million was designated for general working capital purposes. The Senior Loan has an original maturity date of October 8, 2021, which is the first anniversary of the first date of utilization of the loan. We may extend the original maturity date for up to two additional twelve-month periods. On October 9, 2020, we drew down $80.0 million of the working capital facility and $118.3 million of the acquisition facility to be used for the JV share repurchase.
3.RMB100.0 million of the Related Party Loan was designated for general corporate purposes and RMB400.0 million was designated for repayment of the Senior Loan, including principal, interest and fees. The loan matures at the earlier of: (i) November 9, 2021, which is one month after the Senior Loan maturity date, if not extended, or (ii) ten business days after the Senior Loan is fully repaid. On September 30, 2020, we drew down the first tranche of $14.7 million (RMB100.0 million).
4.We entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1.5 billion in aggregate, with maturity dates ranging from April 19, 2021 to December 16, 2021 during the year ended December 31, 2020. The weighted average interest rate for the short-term working capital loans was approximately 4.4% as of December 31, 2020.
5.On January 22, 2020, our BeiGene Guangzhou Factory subsidiary entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1.1 billion at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. In connection with our short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the line of credit was reduced from RMB1.1 billion to RMB350.0 million. The loan interest rate was 4.4% as of December 31, 2020.
6.The outstanding borrowings bear a floating interest rate benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of December 31, 2020.
Interest on Debt
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitments
Under our collaboration with Amgen, we are responsible for co-funding global development costs for the licensed oncology pipeline assets, up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and/or development services. As of December 31, 2020, our remaining co-development funding commitment was $1.0 billion.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1.4 million per year based on annual funding contributions in effect as of December 31, 2020 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $45.0 million for the acquisition of property, plant and equipment as of December 31, 2020, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility, expansion of BGC's research and development activities in Guangzhou, China, and research and development operations at our Changping facility in Beijing, China.
Other Business Agreements
We enter into agreements in the ordinary course of business with CROs to provide research and development services. These contracts are generally cancelable at any time by us with prior written notice.
We also enter into collaboration agreements with institutions and companies to license intellectual property. We may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with these agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. These commitments are not recorded on our balance sheet because the achievement and timing of these milestones are not fixed and determinable. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in our financial statements.
Off‑Balance Sheet Arrangements
During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.
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
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective approach.
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
Product Revenue
The Company generates product revenue in China through the sale of its internally developed drugs tislelizumab and BRUKINSA®, and the sale of in-licensed products in China through its agreements with Amgen and BMS. Under the commercial profit share arrangement with Amgen, the Company is the principal for in-licensed product sales to customers in China during the commercialization period and recognizes 100% of net product revenue on these sales. Amounts due to Amgen for its portion of net product sales are recorded as cost of sales. In the United States, the Company generates product revenue from the sale of BRUKINSA®.
In China, the Company sells its internally developed products to multiple distributors, who in turn sell the products to hospitals or pharmacies within their authorized territories to be sold ultimately to patients. In-licensed products are sold to a first-tier distributor who subsequently resells the products to second-tier distributors who ultimately sell the products to health care providers and patients. In the United States, the Company distributes BRUKINSA® through specialty pharmacies and specialty distributors. The specialty pharmacies and specialty distributors subsequently resell the product to health care providers and patients. We are the principal under the product sales, as we control the products with the ability to direct the use of, and obtain substantially all the remaining benefits, from the products before they are sold to the customer. For product sales transactions, we have a single performance obligation, which is to sell the products to our customer. We include variable consideration in the transaction price to the extent it is probable that a significant reversal will not occur and estimate variable consideration from rebates, chargebacks, trade discounts and allowances, sales returns allowances, and other incentives using the expected value method. Revenues for product sales are recognized at a point in time when the single performance obligation is satisfied upon delivery to the customer. Our payment terms are approximately 45-90 days. Actual amounts of consideration ultimately received may differ from our estimates. We will reassess estimates for variable consideration periodically. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

In China, rebates are offered to distributors. We record a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include the level of distributor inventories, sales volumes and contract pricing and estimated acceptance of government pricing or reimbursement amounts (such as provincial acceptance of the NRDL pricing in the PRC). We regularly review the information related to these estimates and adjust the provision accordingly.
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
Licenses of Intellectual Property: Upfront non-refundable payments for licensing our intellectual property are evaluated to determine if the license is distinct from the other performance obligations identified in the arrangement. For licenses determined to be distinct, we recognize revenues from non-refundable up-front fees allocated to the license at a point in time, when the license is transferred to the licensee and the licensee is able to use and benefit from the license.
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
Research and Development Expenses
Research and development expenses represent costs associated with our research and development activities, which primarily include (1) payroll and related costs (including share‑based compensation) associated with research and development personnel; (2) costs related to clinical trials and preclinical testing of our technologies under development; (3) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses; (4) expenses for research services provided by universities and contract laboratories, including sponsored research funding; and (5) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development services and have no alternative future uses.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents, restricted cash, and short term investments. The carrying amounts of cash, cash equivalents, restricted cash and short term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.4 billion, $618.0 million and $712.9 million, restricted cash of $8.1 million, $2.8 million and $27.8 million, and short-term investments of $3.3 billion, $364.7 million and $1.1 billion, at December 31, 2020, 2019 and 2018, respectively. Our cash and cash equivalents are deposited with various major reputable financial institutions located within or without the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At December 31, 2020, our short-term investments consisted primarily of U.S. treasury securities. We believe that U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100‑basis point increase or decrease in market interest rates would result in a decrease of $17.1 million or increase of $4.3 million, respectively, in the fair value of our investment portfolio as of December 31, 2020.
We do not believe that our cash, cash equivalents, and short‑term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
Currency Convertibility Risk
A significant portion of our expenses, assets, and liabilities are denominated in RMB. In 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the "PBOC"). However, the unification of exchange rates does not imply that the RMB may be readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.
Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.
Foreign Currency Exchange Rate Risk
We are exposed to foreign exchange risk arising from various currency exposures. Our reporting currency is the U.S. dollar, but a portion of our operating transactions and assets and liabilities are in other currencies, such as RMB, Euro, and Australian dollar.
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 6.3%, depreciated approximately 1.3%, and depreciated approximately 5.7% for the years ended December 31, 2020, 2019 and 2018, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
To the extent that we need to convert U.S. dollars into RMB for capital expenditures, working capital and other business purposes, appreciation of RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares, strategic acquisitions or investments or other business purposes, appreciation of the U.S. dollar against RMB would have a negative effect on the U.S. dollar amount available to us.
In addition, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our foreign cash balances and trade receivables. Further, volatility in exchange rate fluctuations may have a significant impact on the foreign currency translation adjustments recorded in other comprehensive income (loss). We have not used derivative financial instruments to hedge exposure to foreign exchange risk.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical development costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2020.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this item are appended to this Annual Report. An index of those financial statements is in “Part IV—Item 15—Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 31, 2020, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been tested by Ernst & Young Hua Ming LLP, our independent registered public accounting firm, as stated in their report which is included in “Item 8—Financial Statements and Other Supplementary Data” in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Consulting Agreement

On February 24, 2021, the Company entered into a consulting agreement (the “2021 Consulting Agreement”) with Dr. Xiaodong Wang, co-founder, director and Chairman of the Scientific Advisory Board, to renew the consulting arrangement between the Company and Dr. Wang on substantially the same terms and conditions as his existing consulting agreement, which expired on December 31, 2020. Pursuant to the 2021 Consulting Agreement, Dr. Wang will continue to provide certain scientific and strategic advisory services to the Company as requested by the Company from time to time and will continue to receive an annual fixed consulting fee of $100,000 for such services and such additional compensation, if any, that will be determined in the sole discretion of the Company, subject to compliance with the requirements of the applicable stock exchange listing rules. The 2021 Consulting Agreement is effective from January 1, 2021 and will expire on December 31, 2023. The Company may terminate the 2021 Consulting Agreement upon 30 days’ prior notice to Dr. Wang, provided that Dr. Wang will be entitled to payment for services performed prior to such date.

The foregoing description of the 2021 Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2021 Consulting Agreement, a copy of which is filed as Exhibit 10.20 to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

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

1

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BeiGene, Ltd. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in the year ended December 31, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2

Accrual of research and development expenses

Description of the Matter
During the year ended December 31, 2020, the Company recognized $1,294.9 million in research and development (“R&D”) expenses. The balance of accrued external R&D activities related expenses as of December 31, 2020 amounted to approximately $143.3 million. As described in Note 2 to the consolidated financial statements, R&D expenses include costs related to clinical trials paid to third-party contract research organizations and contract manufacturing organizations (collectively referred as “Outsourced Service Providers”).
Auditing the accrual of R&D expenses related to Outsourced Service Providers is complex because the clinical trial activities with the Outsourced Service Providers are typically performed over an extended period with several milestones for the services in each agreement. As a result, R&D expenses are allocated to each financial reporting period based upon the progress of the clinical trial activities. Determining the progress of the clinical trial activities requires significant estimates and judgment. These estimates are based on several factors, including management’s knowledge of the clinical trial activities associated with timelines, invoicing to date and the provisions in the contracts. Changes in these estimates can have a material effect on the amount of R&D expenses recognized during the reporting period.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accrual of the R&D expenses. For example, we tested controls over management's review of the R&D accrual method and the estimates of the actual services performed by the Outsourced Service Providers.
To test the accrual of R&D expenses, our audit procedures included, among others, reading the contracts with Outsourced Service Providers on a sample basis and understanding and testing the estimates on the progress of clinical trial activities developed by management. Testing management’s estimates involved evaluating management's assumptions used in the calculation related to the clinical trial activities and associated timelines, invoicing to date and the provisions in the contracts. We then evaluated the accrual of R&D expenses by comparing it to the subsequent progress billings issued by the Outsourced Service Providers. We also assessed the accrual methodology used by the Company, including the adequacy of related disclosures in the consolidated financial statements.

Allocation of proceeds received in relation to the Amgen Collaboration and Share Purchase Agreements

Description of the Matter
As discussed in Notes 3 and 19 to the consolidated financial statements, the Company entered into a collaboration arrangement and a share purchase agreement with Amgen Inc. (collectively, the “Amgen Agreements”) and pursuant to which, the Company received cash proceeds of $2,779.2 million for a 20.5% ownership stake in the Company. The Company determined that the proceeds paid by Amgen also represents a cost share liability due to the Company's co-development obligations (“R&D cost share liability”) in accordance with ASC 808 - Collaborative Arrangements (“ASC 808”), as the Company and Amgen are both active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the collaboration agreement. The Company allocated the cash proceeds between the equity issued and the R&D cost share liability based on a relative fair value method. On January 2, 2020, the closing date of the Amgen Agreements, the Company recognized $2,162.4 million in equity and $616.8 million in R&D cost share liability based on the allocation.
Auditing the allocation of cash proceeds received in relation to the Amgen Agreements is complex due to the significant estimates and judgments involved in determining the fair values of the equity component and liability component, including assessing the lack of marketability discount and the estimated future cashflows related to R&D activities, respectively. The estimate of future cashflows related to R&D activities involved key assumptions such as revenue growth rates and probability of technical and regulatory success. These significant assumptions are forward looking and could be affected by future economic, regulatory, and market conditions, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence for these estimates.

3

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the allocation of cash proceeds received in relation to the Amgen Agreements. For example, we tested controls over management's review of the significant assumptions used in determining estimated future cashflows and the fair values of the equity issued and the R&D cost share liability.
To test the allocation of the cash proceeds received in relation to the Amgen Agreements, our audit procedures included, among others, evaluating the valuation methodologies, comparable companies and discount rate used by management to determine the fair values of equity issued and the R&D cost share liability, with the assistance of our internal valuation specialist. We tested the significant underlying assumptions and the completeness and accuracy of the underlying data used by the Company in developing its estimated future cashflows, including revenue growth rates and probability of technical and regulatory success. We compared these significant assumptions to current market trends, industry data, and current clinical stages of the pipeline assets. We also performed sensitivity analysis by assessing the changes to the fair value of the equity and liability components resulting from changes in the lack of marketability discount and probability of technical and regulatory success. In addition, we assessed the related disclosures in the consolidated financial statements.

/s/ Ernst & Young Hua Ming LLP
We have served as the Company’s auditor since 2014
Beijing, People’s Republic of China
February 25, 2021
4

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited BeiGene, Ltd.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BeiGene, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young Hua Ming LLP
Beijing, People’s Republic of China
February 25, 2021

5

BEIGENE, LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of December 31,
	Note	2020	2019
		$	$
Assets
Current assets:
Cash and cash equivalents		1,381,950	618,011
Short-term restricted cash	5	307	288
Short-term investments	6	3,268,725	364,728
Accounts receivable, net		60,403	70,878
Inventories	7	89,293	28,553
Prepaid expenses and other current assets	13	160,012	90,238
Total current assets		4,960,690	1,172,696
Long-term restricted cash	5	7,748	2,476
Property, plant and equipment, net	10	357,686	242,402
Operating lease right-of-use assets	9	90,581	82,520
Intangible assets, net	11	5,000	5,846
Deferred tax assets	12	65,962	37,894
Other non-current assets	13	113,090	68,455
Total non-current assets		640,067	439,593
Total assets		5,600,757	1,612,289
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		231,957	122,488
Accrued expenses and other payables	13	346,144	163,556
Tax payable	12	20,380	13,454
Operating lease liabilities, current portion	9	13,895	10,814
Research and development cost share liability, current portion	3	127,808	—
Short-term debt	14	335,015	—
Total current liabilities		1,075,199	310,312
Non-current liabilities:
Long-term bank loans	14	183,637	83,311
Shareholder loan	14	—	157,384
Operating lease liabilities, non-current portion	9	29,417	25,833
Deferred tax liabilities	12	10,792	10,532
Research and development cost share liability, non-current portion	3	375,040	—
Other long-term liabilities	13	57,429	46,562
Total non-current liabilities		656,315	323,622
Total liabilities		1,731,514	633,934
Commitments and contingencies	22
Equity:
Ordinary shares, 0.0001 par value per share; 9,500,000,000 shares authorized; 1,190,821,941 and 801,340,698 shares issued and outstanding as of December 31, 2020 and 2019, respectively		118	79
Additional paid-in capital		7,414,932	2,925,970
Accumulated other comprehensive income (loss)	18	6,942	(8,001)
Accumulated deficit		(3,552,749)	(1,955,843)
Total BeiGene, Ltd. shareholders’ equity		3,869,243	962,205
Noncontrolling interest	8	—	16,150
Total equity		3,869,243	978,355
Total liabilities and equity		5,600,757	1,612,289
 The accompanying notes are an integral part of these consolidated financial statements.
6

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2020	2019	2018
		$	$	$
Revenues
Product revenue, net	15	308,874	222,596	130,885
Collaboration revenue	3	—	205,616	67,335
Total revenues		308,874	428,212	198,220
Expenses
Cost of sales - product		70,657	71,190	28,705
Research and development		1,294,877	927,338	679,005
Selling, general and administrative		600,176	388,249	195,385
Amortization of intangible assets	11	846	1,326	894
Total expenses		1,966,556	1,388,103	903,989
Loss from operations		(1,657,682)	(959,891)	(705,769)
Interest income, net		1,998	9,131	13,947
Other income, net	6	37,490	7,174	1,993
Loss before income taxes		(1,618,194)	(943,586)	(689,829)
Income tax (benefit) expense	12	(17,671)	6,992	(15,796)
Net loss		(1,600,523)	(950,578)	(674,033)
Less: net loss attributable to noncontrolling interests		(3,617)	(1,950)	(264)
Net loss attributable to BeiGene, Ltd.		(1,596,906)	(948,628)	(673,769)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	16	(1.47)	(1.22)	(0.93)
Weighted-average shares outstanding, basic and diluted	16	1,085,131,783	780,701,283	720,753,819

Net loss per American Depositary Share (“ADS”), basic and diluted		(19.13)	(15.80)	(12.15)
Weighted-average ADSs outstanding, basic and diluted		83,471,676	60,053,945	55,442,601

The accompanying notes are an integral part of these consolidated financial statements.
7

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2020	2019	2018
		$	$	$
Net loss		(1,600,523)	(950,578)	(674,033)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	18	23,603	(9,424)	(478)
Pension liability adjustments	21	(8,113)	—	—
Unrealized holding (loss) gain, net	18	(419)	(448)	2,133
Comprehensive loss		(1,585,452)	(960,450)	(672,378)
Less: comprehensive loss attributable to noncontrolling interests		(3,489)	(2,295)	(352)
Comprehensive loss attributable to BeiGene, Ltd.		(1,581,963)	(958,155)	(672,026)

The accompanying notes are an integral part of these consolidated financial statements.
8

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2020	2019	2018
		$	$	$
Cash flows from operating activities:
Net loss		(1,600,523)	(950,578)	(674,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		31,789	18,617	10,388
Share-based compensation expense	17	183,481	134,154	87,127
Acquired in-process research and development		109,500	69,000	70,000
Amortization of research and development cost share liability	3	(113,986)	—	—
Unrealized gains on equity investments	6	(11,826)	—	—
Gain on deconsolidation of a subsidiary	6	(11,307)	—	—
Deferred income tax benefits		(27,807)	(9,232)	(21,949)
Other items, net		6,634	(1,397)	(2,036)
Changes in operating assets and liabilities:
Accounts receivable		10,363	(29,822)	(11,628)
Inventories		(58,906)	(12,311)	(5,312)
Prepaid expenses and other current assets		(65,528)	45	(38,607)
Other non-current assets		9,311	(20,782)	(40,228)
Accounts payable		95,835	2,224	23,470
Accrued expenses and other payables		182,693	64,030	50,543
Tax payable		2,319	7,566	(3,355)
Deferred revenue		—	(27,982)	(9,059)
Operating lease liabilities		(102)	(2,283)	—
Other long-term liabilities		(25,401)	8,482	16,962
Net cash used in operating activities		(1,283,461)	(750,269)	(547,717)
Cash flows from investing activities:
Purchases of property and equipment		(117,508)	(89,612)	(70,283)
Deconsolidation of a subsidiary		(2,025)	—	—
Purchase of intangible assets		—	—	(553)
Payment for asset acquisition, net of cash acquired	4	—	—	(38,298)
Purchases of investments		(5,690,408)	(1,169,300)	(2,635,686)
Proceeds from sale or maturity of investments		2,751,075	1,882,075	2,177,207
Purchase of in-process research and development		(109,500)	(69,000)	(70,000)
Net cash (used in) provided by investing activities		(3,168,366)	554,163	(637,613)
Cash flows from financing activities:
Proceeds from public offering, net	19	—	—	757,587
Proceeds from public offering and HK IPO, net	19	—	—	869,709
Proceeds from sale of ordinary shares, net of cost	19	4,232,017	—	—
Proceeds from research and development cost share liability	3	616,834	—	—
Payment to acquire joint venture ("JV") minority interest	8	(28,723)	—	—
Proceeds from loans	14	433,905	67,489	42,315
Repayment of loans	14	(144,308)	(32,813)	(8,736)
Capital contribution from noncontrolling interest		—	4,000	—
Proceeds from option exercises and employee share purchase plan		93,101	47,004	29,662
Net cash provided by financing activities		5,202,826	85,680	1,690,537
Effect of foreign exchange rate changes, net		18,231	(9,512)	(4,096)
Net increase (decrease) in cash, cash equivalents, and restricted cash		769,230	(119,938)	501,111
Cash, cash equivalents, and restricted cash, beginning of year		620,775	740,713	239,602
Cash, cash equivalents, and restricted cash, end of year		1,390,005	620,775	740,713
9

		Year Ended December 31,
	Note	2020	2019	2018
		$	$	$
Supplemental cash flow disclosures:
Cash and cash equivalents		1,381,950	618,011	712,937
Short-term restricted cash		307	288	14,544
Long-term restricted cash		7,748	2,476	13,232
Income taxes paid		10,596	8,984	12,361
Interest paid		44,130	4,315	2,209
Supplemental non-cash activities:
Acquisitions of equipment included in accounts payable		42,762	29,086	22,105
Purchase of in-process research and development included in accounts payable		—	—	19,000
Changes in operating assets and liabilities adjusted through accumulated deficit		—	—	2,291

The accompanying notes are an integral part of these consolidated financial statements.
10

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total	Non- Controlling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2017	592,072,330	59	1,000,747	(480)	(330,517)	669,809	14,422	684,231
Adjustment to opening balance of equity	—	—	—	263	(2,929)	(2,666)	375	(2,291)
Balance at January 1, 2018	592,072,330	59	1,000,747	(217)	(333,446)	667,143	14,797	681,940
Issuance of ordinary shares in connection with follow-on public offering	102,970,400	10	757,577	—	—	757,587	—	757,587
Issuance of ordinary shares in connection with HK IPO	65,600,000	7	869,702	—	—	869,709	—	869,709
Issuance of shares reserved for share option exercises	1,299,186	—	—	—	—	—	—	—
Share-based compensation	—	—	87,127	—	—	87,127	—	87,127
Exercise of options and release of RSUs	14,321,268	1	29,661	—	—	29,662	—	29,662
Other comprehensive income/(loss)	—	—	—	1,743	—	1,743	(88)	1,655
Net loss	—	—	—	—	(673,769)	(673,769)	(264)	(674,033)
Balance at December 31, 2018	776,263,184	77	2,744,814	1,526	(1,007,215)	1,739,202	14,445	1,753,647
Contributions from shareholders	—	—	—	—	—	—	4,000	4,000
Exercise of options, ESPP and release of RSUs	20,571,675	2	47,002	—	—	47,004	—	47,004
Issuance of shares reserved for share option exercises	4,505,839	—	—	—	—	—	—	—
Share-based compensation	—	—	134,154	—	—	134,154	—	134,154
Other comprehensive loss	—	—	—	(9,527)	—	(9,527)	(345)	(9,872)
Net loss	—	—	—	—	(948,628)	(948,628)	(1,950)	(950,578)
Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,955,843)	962,205	16,150	978,355
Proceeds from issuance of ordinary shares, net of cost	145,838,979	14	2,069,596	—	—	2,069,610	—	2,069,610
Issuance of ordinary shares in connection with collaboration	206,635,013	21	2,162,386	—	—	2,162,407	—	2,162,407
Exercise of options, ESPP and release of RSUs	38,020,892	3	93,098	—	—	93,101	—	93,101
Use of shares reserved for share option exercises and RSU releases	(1,013,641)	1	—	—	—	1	—	1
Share-based compensation	—	—	183,481	—	—	183,481	—	183,481
Deconsolidation of a subsidiary	—	—	—	—	—	—	(3,545)	(3,545)
Acquisition of joint venture ("JV") minority interest	—	—	(19,599)	—	—	(19,599)	(9,116)	(28,715)
Other comprehensive income	—	—	—	14,943	—	14,943	128	15,071
Net loss	—	—	—	—	(1,596,906)	(1,596,906)	(3,617)	(1,600,523)
Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,552,749)	3,869,243	—	3,869,243
 The accompanying notes are an integral part of these consolidated financial statements.
11

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

1. Organization
BeiGene, Ltd. (the "Company", "BeiGene", "it", "its") is a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and expand access for patients worldwide.
The Company has delivered ten molecules into the clinic in its first ten years, including its two lead commercial medicines, BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers, and tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers. The Company is marketing BRUKINSA® in the world’s two largest pharmaceutical markets, the United States and China, and tislelizumab in China, with an established, science-based commercial organization. The Company has built state-of-the-art biologic and small molecule manufacturing facilities in China to support the potential future demand of its products, and it also works with high quality contract manufacturing organizations (“CMOs”) to manufacture its internally developed clinical and commercial products.
The Company is a leader in China-inclusive global clinical development, which it believes can facilitate faster and more cost-effective development of innovative medicines. Its internal clinical development capabilities are deep, including a more than 1,600-person global clinical development team that is running more than 60 ongoing or planned clinical trials. This includes more than 25 pivotal or registration-enabling trials for three product candidates that have enrolled more than 12,000 patients and healthy volunteers, of which approximately one-half have been outside of China, as of January 2021. The Company has over 45 products and product candidates in commercial stage or clinical development, including 7 approved medicines, 5 pending approval, and over 30 in clinical development.
Supported by its development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis to develop and commercialize innovative medicines globally. Since its inception in 2010 in Beijing, the Company has become a fully integrated global organization of approximately 5,300 employees in 14 countries and regions, including China, the United States, Europe and Australia.
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
Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. Prior to 2020, the Company consolidated its interests in its joint ventures, BeiGene Biologics Co., Ltd. ("BeiGene Biologics") and MapKure, LLC ("MapKure"), under the voting model and recognized the minority shareholders' equity interest as a noncontrolling interest in its consolidated financial statements. In June 2020, the Company deconsolidated MapKure and recorded an equity method investment for its remaining ownership interest in the joint venture (see Note 6). In November 2020, the Company acquired the remaining equity interest in BeiGene Biologics. Subsequent to the share purchase, BeiGene Biologics is a wholly owned subsidiary of the Company (see Note 8).
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate accounting units and the standalone selling price of each performance obligation in the Company’s revenue arrangements, estimating the fair value of net assets acquired in business combinations, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, valuation of inventory,
12

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

estimating the allowance for credit losses, determining defined benefit pension plan obligations, measurement of right-of-use assets and lease liabilities and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
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
Inventories are stated at the lower of cost and net realizable value, with cost determined in a manner that approximates the first-in, first-out method. The Company periodically analyzes its inventory levels, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by
13

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded in the consolidated statements of operations.
Investments
The Company's investments consist of available-for-sale debt securities, public equity securities with readily determinable fair values, private equity securities without readily determinable fair values, and equity-method investments. The classification of an investment is determined based on the nature of the investment, the Company's ability and intent to hold the investment, and the degree to which the Company may exercise influence over the investee.
•Available-for-sale debt securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive loss. The net carrying value of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is computed using the effective interest method and included in interest income. Interest and dividends are included in interest income. Available-for-sale debt securities with original maturities greater than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term. Available-for-sale debt securities with maturities beyond one year may be classified as short-term marketable securities due to their highly liquid nature and because they represent the Company’s investments that are available for current operations.
•Public equity securities with readily determinable fair values are recorded at fair value. Subsequent changes in fair value are recorded in other income, net. Derivative financial instruments to purchase public equity securities are recorded at fair value. The estimated fair value of derivative financial instruments is determined based on the Black-Scholes valuation model. Changes in fair value of derivative instruments are recorded in other income, net.
•Private equity securities without readily determinable fair values and where the Company does not have significant influence are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Adjustments to private equity securities are recorded in other income, net.
•Equity investments in common stock or in-substance common stock where the Company has significant influence over the financial and operating policies of the investee are accounted for as equity-method investments. Equity-method investments are initially recorded at cost and subsequently adjusted based on the Company's percentage ownership in the investee's income and expenses, as well as dividends, if any. The Company records its share of the investee's results of operations in other income, net. The Company records impairment losses on our equity method investments if it deems the impairment to be other-than-temporary. The Company deems an impairment to be other-than-temporary based on various factors, including but not limited to, the length of time the fair value is below the carrying value and ability to retain the investment to allow for a recovery in fair value.
Realized gains or losses on sales of investments are determined based on the specific identification method.
The Company regularly evaluates its investments in debt and equity for impairment. The Company recognizes an allowance on available-for-sale debt securities when a portion of the unrealized loss is attributable to a credit loss and a corresponding credit loss in net income. No impairment losses or allowance for credit losses on investments were recorded for any periods presented.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Useful Lives
Building	20 years
Manufacturing equipment	3 to 10 years
Laboratory Equipment	3 to 5 years
Software, Electronic and Office Equipment	3 to 5 years
Leasehold Improvements	Lesser of useful life or lease term
14

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

 Leases
Effective January 1, 2019, the Company adopted ASC, Topic 842, Leases ("ASC 842") using the effective date method. The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of December 31, 2020. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
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
Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet. Lease liabilities that become due within one year of the balance sheet date are classified as current liabilities.
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
In 2020, the Company acquired a land use right from the local Bureau of Land and Resources in Suzhou to expand its research, development and manufacturing facility in Suzhou. The land use right is being amortized over the term of the land use right, which is 30 years.
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
15

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company's reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes the Company's evaluation of relevant events and circumstances affecting the Company's single reporting unit, including macroeconomic, industry, and market conditions, the Company's overall financial performance, and trends in the market price of the Company's ADSs. If qualitative factors indicate that it is more likely than not that the Company's reporting unit’s fair value is less than its carrying amount, then the Company will perform the quantitative impairment test by comparing the reporting unit’s carrying amount, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. For the years ended December 31, 2020, 2019 and 2018 the Company determined that there were no indicators of impairment of goodwill.
Intangible assets acquired through business combinations are recognized as assets separate from goodwill and are measured at fair value upon acquisition. Intangible assets acquired in transactions that are not business combinations are recorded at the allocated portion of total consideration transferred based on their relative fair value in relation to net assets acquired. Acquired identifiable intangible assets consist of distribution rights for approved cancer therapies licensed from BMS, and are amortized on a straight-line basis over the estimated useful lives of the assets, which is 10 years, and the trading license which represents the Guangzhou drug distribution license acquired in September 2018 (see Note 4). The Company amortized the trading license over the remainder of the initial license term through February 2020.
Intangible assets with finite useful lives are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company evaluates the recoverability of the intangible assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be
16

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

generated by the assets, when the market prices are not readily available. For the years ended December 31, 2020, 2019 and 2018, the Company determined that there were no indicators of impairment of its other intangible assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2020, 2019 and 2018, there was no impairment of the value of the Company’s long-lived assets.
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
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
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
Financial instruments measured at fair value on a recurring basis
The following tables set forth assets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

As of December 31, 2020	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	286,072	—	—
Money market funds	80,838	—	—
Short-term investments (Note 6):
U.S. treasury securities	3,268,725	—	—
Other non-current assets (Note 6):
Equity securities with readily determinable fair values	10,810	6,669	—
Total	3,646,445	6,669	—
17

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

As of December 31, 2019	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	16,442	—	—
Money market funds	50,461	—	—
Short-term investments (Note 6):
U.S. treasury securities	364,728	—	—
Total	431,631	—	—
The Company's cash equivalents are highly liquid investments with original maturities of 3 months or less. Short-term investments represent the Company's investments in available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
The Company's equity securities carried at fair value consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. ("Leap"), which were acquired in connection with a collaboration and license agreement entered into in January 2020. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies. Refer to Note 2, Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
As of December 31, 2020 and 2019, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans and the Shareholder Loan approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
Revenue Recognition
Effective January 1, 2018, the Company adopted ASC, Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method.
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
Product Revenue
The Company generates product revenues in China through the sale of its internally developed drugs tislelizumab and BRUKINSA®, and the sale of in-licensed products in China through its agreements with Amgen and BMS. Under the commercial profit share arrangement with Amgen, the Company is the principal for in-licensed product sales to customers in China during the commercialization period and recognizes 100% of net product revenue on these sales. Amounts due to Amgen
18

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

for its portion of net product sales are recorded as cost of sales. In the United States, the Company generates product revenues from the sale of BRUKINSA®.
In China, the Company sells its internally developed products to multiple distributors, who in turn sells the product to hospitals or pharmacies within their authorized territories to be sold ultimately to patients. In-licensed products are sold to a first tier distributor who subsequently resells the products to second tier distributors who ultimately sell the products to health care providers and patients. In the United States, the Company distributes BRUKINSA® through specialty pharmacies and specialty distributors. The specialty pharmacies and specialty distributors subsequently resell the product to health care providers and patients.
The Company is the principal under the product sales as the Company controls the products with the ability to direct the use of, and obtain substantially all the remaining benefits from the products before they are sold to the customer. For product sales transactions, the Company has a single performance obligation which is to sell the products to its customer. The Company includes variable consideration in the transaction price to the extent it is probable that a significant reversal will not occur and estimates variable consideration from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives using the expected value method. Revenues for product sales are recognized at a point in time when the single performance obligation is satisfied upon delivery to the customer. The Company's payment terms are approximately 45-90 days. Actual amounts of consideration ultimately received may differ from the Company’s estimates. The Company will reassess estimates for variable consideration periodically. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
In China, rebates are offered to distributors. The Company records a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include the level of distributor inventories, sales volumes and contract pricing and estimated acceptance of government pricing or reimbursement amounts (such as provincial acceptance of the National Reimbursement Drug List pricing in the PRC). The Company regularly reviews the information related to these estimates and adjusts the provision accordingly.
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
19

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Licenses of Intellectual Property: Upfront non-refundable payments for licensing the Company’s intellectual property are evaluated to determine if the license is distinct from the other performance obligations identified in the arrangement. For licenses determined to be distinct, the Company recognizes revenues from non-refundable up-front fees allocated to the license at a point in time, when the license is transferred to the licensee and the licensee is able to use and benefit from the license.
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
20

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The process of estimating the Company's research and development expenses involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company's service providers invoice it in arrears for services performed, on a pre‑determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of the expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting expenses that are too high or too low in any particular period. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.
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
Comprehensive Loss
Comprehensive loss is defined as the changes in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. For each of the periods presented, the Company’s comprehensive loss includes net loss, foreign currency translation adjustments, pension liability adjustments and unrealized holding gains/losses associated with the available-for-sale debt securities, and is presented in the consolidated statements of comprehensive loss.
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
21

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Awards granted to non-employees
The Company has accounted for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, Equity. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The grant date is the measurement date of the fair value of the equity instrument issued. The expense is recognized in the same manner as if the Company had paid cash for the services provided by the non-employees in accordance with ASC 505-50, Equity-based payments to non-employees. The Company estimated the fair value of share options granted to non-employees using the same method as employees.
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
22

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Concentration of Risks
Concentration of credit risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2020 and 2019, $1,381,950 and $618,011 were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. As of December 31, 2020 and 2019, the Company had short-term investments amounting to $3,268,725 and $364,728, respectively.
At December 31, 2020, the Company’s short-term investments were comprised of U.S. treasury securities. The Company believes that U.S. treasury securities are of high credit quality and continually monitors the credit worthiness of these institutions.
Customer concentration risk
For the year ended December 31, 2020, sales to the Company's two largest product distributors, China Resources and Sinopharm, represented approximately 38.7% and 25.4% of product revenue, respectively, and collectively, represented approximately 59.6% of total accounts receivable as of December 31, 2020.
For the years ended December 31, 2019 and 2018, substantially all of the Company's revenue was from BMS and the Company's product distributor, China Resources, in China.
Business, customer, political, social and economic risks
The Company participates in a dynamic biopharmaceutical industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: changes in the overall demand for services and products; competitive pressures due to existing competitors and new entrants; advances and new trends in new drugs and industry standards; changes in clinical research organizations, contract manufacturers and other key vendors; changes in certain strategic relationships or customer relationships; regulatory considerations; intellectual property considerations; and risks associated with the Company’s ability to attract and retain employees necessary to support its growth. The Company’s operations could be also adversely affected by significant political, economic and social uncertainties in the PRC and in relations between the PRC and United States.
Currency convertibility risk
A significant portion of the Company’s expenses, assets and liabilities are denominated in RMB. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that the RMB may be readily
23

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
Foreign currency exchange rate risk
Since July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For RMB against U.S. dollar, there was appreciation of approximately 6.3%, depreciation of approximately 1.3% and depreciation of approximately 5.7%, in the years ended December 31, 2020, 2019 and 2018. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
24

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
3. Collaborative and Licensing Arrangements
The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of internally developed products and drug candidates to other parties, in-licenses of products and drug candidates from other parties, and profit- and cost-sharing arrangements. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost-sharing and reimbursement arrangements, royalty payments, and profit sharing.
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
The following table summarizes total collaboration revenue recognized for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Revenue from Collaborators	$	$	$
Reimbursement of research and development costs	—	27,634	56,776
Research and development service revenue	—	27,982	10,559
Other	—	150,000	—
Total	—	205,616	67,335
25

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Celgene Corporation, a Bristol Myers Squibb company ("BMS")
On July 5, 2017, the Company entered into a license agreement with Celgene Corporation, now a BMS company, pursuant to which the Company granted to the BMS parties an exclusive right to develop and commercialize the Company’s investigational PD-1 inhibitor, tislelizumab, in all fields of treatment, other than hematology, in the United States, Europe, Japan and the rest of world other than Asia (the “PD-1 License Agreement”). In connection with the closing of the transactions on August 31, 2017, the Company and BMS amended and restated the PD-1 License Agreement (the “A&R PD-1 License Agreement”) to, among other things, clarify the parties’ responsibilities relating to the conducting and funding of certain global registration clinical trials and clarify the scope of the regulatory materials transferred by BeiGene to BMS. The Company entered into a mutual agreement with BMS to terminate the A&R PD-1 License Agreement effective June 14, 2019 in advance of the acquisition of Celgene by BMS.
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
In connection with the termination in June 2019, the Company regained full global rights to tislelizumab and received a $150,000 payment from BMS. The payment was recognized as other collaboration revenue upon termination as the Company had no further performance obligations under the collaboration. Upon termination, the Company also recognized the remainder of the deferred revenue balance related to the upfront consideration allocated to research and development services at the time of the original collaboration. The Company's license from BMS to distribute the approved cancer therapies ABRAXANE®, REVLIMID®, and VIDAZA® in China was not affected by the termination of the tislelizumab collaboration.
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
26

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
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
In December 2018, the Company entered into a letter agreement for the Company to buy back the PRC commercialization option for pamiparib that it had granted to Merck KGaA, Darmstadt Germany under the license agreement for initial consideration of $19,000, which was paid in January 2019. The payment was charged to research and development expense for the year ended December 31, 2018, as the PRC commercialization option has no alternative future use. Merck KGaA, Darmstadt Germany was relieved of any future milestone obligations as a result of the termination. In accordance with the letter agreement, the Company is required to pay a one-time milestone of $7,500 upon approval of pamiparib in the PRC. All other future obligations were terminated.
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
Under the agreement, the Company is responsible for the commercialization of XGEVA®, KYPROLIS® and BLINCYTO® in China for five or seven years. Amgen is responsible for manufacturing of the products globally and will supply the products to the Company at an agreed upon price. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one
27

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

product and is entitled to receive royalties on sales in China for an additional five years on the products not retained. XGEVA® was approved in China in 2019 for patients with giant cell tumor of the bone and a supplemental new drug application has been filed for prevention of skeletal-related events in cancer patients with bone metastases. In July 2020, the Company began commercializing XGEVA® in China. In December 2020, BLINCYTO® was approved in China for injection for the treatment of adult patients with relapsed or refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL). Additionally, a new drug application has been filed in China for KYPROLIS® as a treatment for patients with multiple myeloma.
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
In determining the fair value of the common stock at closing, the Company considered the closing price of the common stock on the closing date of the transaction and included a lack of marketability discount because the shares are subject to certain restrictions. The fair value of the shares on the closing date was determined to be $132.74 per ADS, or $2,109,902 in the aggregate. The Company determined that the premium paid by Amgen on the share purchase represents a cost share liability due to the Company's co-development obligations. The fair value of the cost share liability on the closing date was determined to be $601,857 based on the Company's discounted estimated future cash flows related to the pipeline assets. The estimation of future cash flows involved management assumptions of revenue growth rates and probability of technical and regulatory success of the pipeline assets. The total cash proceeds of $2,779,241 were allocated based on the relative fair value method, with $2,162,407 recorded to equity and $616,834 recorded as a research and development cost share liability. The cost share liability is being amortized proportionately as the Company contributes cash and development services to its total co-development funding cap.
Amounts recorded related to the cash proceeds received from the Amgen collaboration for the year ended December 31, 2020 were as follows:

Year Ended December 31, 2020
$
Fair value of equity issued to Amgen	2,162,407
Fair value of research and development cost share liability	616,834
Total cash proceeds	2,779,241

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the year ended December 31, 2020 were as follows:

Year Ended December 31, 2020
$
Research and development expense	117,005
Amortization of research and development cost share liability	113,986
Total amount due to Amgen for BeiGene's portion of the development funding	230,991

Total amount of development funding paid or payable in cash	224,396
Total amount of development funding paid with development services	6,595
As of December 31, 2020
Remaining portion of development funding cap	1,019,009
As of December 31, 2020, the research and development cost share liability recorded in the Company's balance sheet was as follows:

As of December 31, 2020
$
Research and development cost share liability, current portion	127,808
Research and development cost share liability, non-current portion	375,040
Total research and development cost share liability	502,848

The total reimbursement due under the commercial profit-sharing agreement for in-line product sales is classified in the income statement for the year ended December 31, 2020 as follows:

Year Ended December 31, 2020
$
Cost of sales - product	(1,210)
Selling, general and administrative	(9,750)
Research and development	(660)
Total	(11,620)
Celgene Logistics Sàrl, a BMS company
On July 5, 2017, BeiGene and Celgene Logistics Sàrl, now a BMS company, entered into a license and supply agreement pursuant to which BeiGene was granted the right to exclusively distribute and promote BMS's approved cancer therapies, ABRAXANE®, REVLIMID®, and VIDAZA® in China, excluding Hong Kong, Macau and Taiwan (the “China License Agreement”). The China License Agreement became effective on August 31, 2017, contemporaneously with the closing of the acquisition of Celgene Shanghai and the A&R PD-1 License Agreement. The Company began distributing these in-licensed products in China in September 2017. The Company subsequently assigned the agreement to its wholly-owned subsidiary, BeiGene Switzerland.
In-Licensing Arrangements - Development
The Company has in-licensed the rights to develop, manufacture and, if approved, commercialize multiple development stage drug candidates globally or in specific territories. These arrangements typically include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost-sharing arrangements, royalty payments, and profit sharing.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Our significant license agreements are described below:
EUSA Pharma
In January 2020, the Company entered into an exclusive development and commercialization agreement with EUSA Pharma ("EUSA") for the orphan biologic products SYLVANT® (siltuximab) and QARZIBA® (dinutuximab beta) in China. Under the terms of the agreement, EUSA granted the Company exclusive rights to SYLVANT® in greater China and to QARZIBA® in mainland China. Under the agreement, the Company will fund and undertake all clinical development and regulatory submissions in the territories, and will commercialize both products once approved. EUSA received a $40,000 upfront payment and will be eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $160,000. EUSA will also be eligible to receive tiered royalties on future product sales. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company's acquired in-process research and development expense policy.
Assembly Biosciences, Inc.
In July 2020, the Company entered into a collaboration agreement with Assembly Biosciences, Inc. ("Assembly") for Assembly's portfolio of three clinical-stage core inhibitor candidates for the treatment of patients with chronic hepatitis B virus ("HBV") infection in China. Under the terms of the agreement, Assembly granted BeiGene exclusive rights to develop and commercialize ABI-H0731, ABI-H2158 and ABI-H3733 in China, including Hong Kong, Macau, and Taiwan. BeiGene is responsible for development, regulatory submissions, and commercialization in China. Assembly retains full worldwide rights outside of the partnered territory for its HBV portfolio. Assembly received an upfront payment of $40,000 and is eligible to receive payments upon achievement of development, regulatory and commercial milestones up to a total of $503,750. Assembly is also eligible to receive tiered royalties on net sales. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company's acquired in-process research and development expense policy.
Bio-Thera Solutions, Ltd.
In August 2020, the Company entered into a license, distribution and supply agreement with Bio-Thera Solutions, Ltd. ("Bio-Thera") for Bio-Thera's BAT1706, an investigational biosimilar to Avastin® (bevacizumab) in China. The agreement became effective on September 10, 2020 upon approval of Bio-Thera's shareholders, and was subsequently assigned by the Company to its affiliate BeiGene (Guangzhou) Co., Ltd. ("BeiGene Guangzhou") on September 18, 2020, as permitted by the agreement. Under the terms of the agreement, Bio-Thera agreed to grant BeiGene the right to develop, manufacture, and commercialize BAT1706 in China, including Hong Kong, Macau, and Taiwan. Bio-Thera will retain rights outside of the partnered territory. Bio-Thera received an upfront payment of $20,000 in October 2020 and is eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $145,000. Bio-Thera will also be eligible to receive tiered double digit royalties on future net product sales. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company's acquired in-process research and development expense policy.
Seagen, Inc.
In November 2019, the Company entered into a license agreement with Seagen, Inc. (formerly known as "Seattle Genetics, Inc.") for an advanced pre-clinical product candidate for treating cancer. The agent utilizes a proprietary Seagen antibody-based technology. Under the terms of the agreement, Seagen retained rights to the product candidate in the Americas (United States, Canada and Latin American countries), Europe and Japan. The Company was granted exclusive rights to develop and commercialize the product candidate in Asia (except Japan) and the rest of the world. Seagen will lead global development and BeiGene will fund and operationalize the portion of global clinical trials attributable to its territories. BeiGene will also be responsible for all clinical development and regulatory submissions specific to its territories. Seagen received an upfront payment of $20,000 and is eligible to receive progress-dependent milestones and tiered royalties on any product sales. Seagen is a related party due to a common shareholder, and that shareholder has different representatives serving on each companies' respective board of directors. The upfront payment was expensed to research and development expense during the year ended December 31, 2019 in accordance with the Company's acquired in-process research and development expense policy.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

BioAtla, Inc.
In April 2019, the Company entered into a global co-development and collaboration agreement with BioAtla, Inc. ("BioAtla") for the development, manufacturing and commercialization of BioAtla's investigational CAB-CTLA-4 antibody (BA3071), whereby BioAtla had agreed to co-develop the CAB-CTLA-4 antibody to defined early clinical objectives and the Company had agreed to then lead the parties' joint efforts to develop the product candidate and be responsible for global regulatory filings and commercialization. Subject to the terms of the agreement, the Company held a co-exclusive license with BioAtla to develop and manufacture the product candidate globally and an exclusive license to commercialize the product candidate globally. The Company had agreed to be responsible for all costs of development, manufacturing and commercialization in Asia (excluding Japan), Australia and New Zealand (the "Company Territory"), and the parties had agreed to share development and manufacturing costs and commercial profits and losses upon specified terms in the rest of the world. The Company paid BioAtla an upfront payment of $20,000 and BioAtla was eligible to receive a milestone payment upon reaching the defined early clinical objectives. BioAtla was also eligible to receive additional payments in subsequent development and regulatory milestones globally and commercial milestones in the Company Territory, together with tiered royalties on sales in the Company Territory. The upfront payment was expensed to research and development expense during the year ended December 31, 2019 in accordance with the Company's acquired in-process research and development expense policy.
In October 2020, the Company and BioAtla amended the global co-development and collaboration agreement. Under the amended terms of the agreement, BeiGene holds an exclusive global license to BA3071 and is solely responsible for its global clinical development and commercialization and has the right to receive all profits on any future sales, net of royalty payments to BioAtla. In addition to the upfront payment BioAtla received upon execution of the original agreement, BioAtla is eligible to receive development and regulatory milestone payments together with increased tiered royalties on worldwide sales.
Zymeworks, Inc.
In November 2018, the Company and Zymeworks entered into collaboration and license agreements whereby the Company acquired licenses to develop and commercialize Zymeworks’ clinical-stage bispecific antibody candidate ZW25 and its preclinical-stage bispecific antibody drug conjugate ("ADC") ZW49 in Asia (excluding Japan), Australia, and New Zealand. In addition, Zymeworks granted BeiGene a license to Zymeworks' proprietary Azymetric and EFECT platforms to develop and commercialize globally up to three other bispecific antibodies using the platforms.
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
The upfront payments were expensed to research and development expense during the year ended December 31, 2018 in accordance with the Company's acquired in-process research and development expense policy. The Company recognized $15,000 of Zymeworks development milestone payments within research and development expense during the years ended December 31, 2020.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Other
In addition to the collaborations discussed above, the Company has entered into additional collaborative arrangements during the years ending December 31, 2020 and 2019. The Company may be required to pay additional amounts upon the achievement of various development and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidate were to advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay significant milestones upon approval and milestones and/or royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.
4. Asset Acquisitions
BeiGene Pharmaceuticals (Guangzhou) Co., Ltd.
In September 2018, BeiGene (Guangzhou) Co., Ltd. ("BeiGene Guangzhou") acquired 100% of the equity interests of Baiji Shenzhou (Guangzhou) Pharmaceuticals Co., Ltd. (formerly known as Huajian Pharmaceuticals Co., Ltd.), which subsequently changed its name to BeiGene Pharmaceuticals (Guangzhou) Co., Ltd., a pharmaceutical distribution company, for total cash consideration of $612, including transaction costs of $59. The acquisition was concentrated in a single identifiable asset, a drug distribution license, and thus the Company has concluded that the transaction is an asset acquisition as it does not meet the accounting definition of a business combination. The total cost was allocated to the drug distribution license and corresponding deferred tax liability, resulting in a $816 intangible asset for the license and a deferred tax liability of $204.
Beijing Innerway Bio-tech Co., Ltd.
In October 2018, BeiGene HK completed the acquisition of 100% of the equity interests of Beijing Innerway Bio-tech Co., Ltd., the owner of the Company's research, development and office facility in Changping, Beijing, China, for total cash consideration of $38,654. The acquisition was concentrated in a single identifiable asset or group of assets, the building and associated land use right, and thus the Company has concluded that the transaction is an asset acquisition as it does not meet the accounting definition of a business combination. The total cost of the transaction of $38,865, which includes transaction costs of $211, was allocated based on the relative fair values of the net assets acquired, as follows:

Amount
$
Land use right	33,783
Building	15,874
Deferred tax liability	(11,221)
Other	429
Total cost	38,865
5. Restricted Cash
The Company’s restricted cash balance of $8,055 and $2,764 as of December 31, 2020 and 2019, respectively, primarily consist of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on term of restriction.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

6. Investments
Short-Term Investments
Short-term investments as of December 31, 2020 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	3,267,875	850	—	3,268,725
Total	3,267,875	850	—	3,268,725
Short-term investments as of December 31, 2019 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	363,440	1,288	—	364,728
Total	363,440	1,288	—	364,728
The Company does not consider the investments in U.S. treasury securities to be other-than-temporarily impaired at December 31, 2020. As of December 31, 2020, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of December 31, 2020.
Equity Securities with Readily Determinable Fair Values
Leap
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. As of December 31, 2020, the Company's ownership interest in the outstanding common stock of Leap was 8.1% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 14.9% based on information from Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income, net. The fair value of the common stock and warrants was $10,810 and $6,669, respectively, as of December 31, 2020. During the year ended December 31, 2020, the Company recorded an unrealized gain of $12,479 in the consolidated statement of operations.
Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $9,705 and nil in equity securities without readily determinable fair values as of December 31, 2020 and December 31, 2019, respectively. There were no adjustments to the carrying values of these securities for the year ended December 31, 2020.
Equity-Method Investments
MapKure
In June 2019, the Company announced the formation of MapKure, an entity jointly owned by the Company and SpringWorks Therapeutics, Inc. ("SpringWorks"). The Company out-licensed to MapKure the Company's product candidate
33

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

BGB-3245, an investigational oral, selective small molecule inhibitor of monomer and dimer forms of activating B-RAF mutations including V600 BRAF mutations, non-V600 B-RAF mutations, and RAF fusions. The Company received 10,000,000 Series A preferred units of MapKure, or a 71.4% ownership interest in exchange for its contribution of the intellectual property. SpringWorks purchased 3,500,000 Series A preferred units, or a 25% ownership interest, and other investors purchased 250,000 Series A preferred units or 1.8% ownership each. Following the initial closing, the Company consolidated its interests in MapKure under the voting model due to its controlling financial interest.
In June 2020, MapKure held a second closing under the existing terms of the SPA in which it issued additional Series A preferred units to SpringWorks and the other investors that purchased units in the first closing (the "Second Closing"), and the Company's ownership interest decreased to 55.6%. As the requisite Series A voting requirements in MapKure's governing documents require 70% combined voting power for certain actions, the Company determined that it lost its controlling financial interest after the Second Closing. Therefore, the Company deconsolidated MapKure and recognized a gain of $11,307 for the excess of the fair value of its 55.6% ownership interest in MapKure and carrying amount of the prior non-controlling interest over the carrying amount of MapKure's net assets within other income during the year ended December 31, 2020.
Upon deconsolidation, the Company recorded an equity investment of $10,000, which represents the estimated fair value of its 55.6% ownership interest in MapKure. Effective June 8, 2020, the Company is accounting for the investment as an equity-method investment and records its portion of MapKure's earnings or losses within other income, net. The Company recognized losses of $491 for its portion of MapKure's net loss for the year ended December 31, 2020. As of December 31, 2020, the carrying amount of the Company's investment in MapKure was $9,509.
Guangzhou GET Phase I Biomedical Industry Investment Fund Partnership (Limited Partnership)
In July 2020, BeiGene (Guangzhou) invested $11,782 (RMB80,000) in an existing investment fund, Guangzhou GET Phase I Biomedical Industry Investment Fund Partnership (Limited Partnership) (“GET Bio-fund”). The stated purpose of GET Bio-fund is to promote and upgrade the local industrial transformation in Guangzhou and it is committed to invest at least 60% of the total fund in the biotechnology, medical device, and medical information industries.
GET Bio-fund has four limited partners and one general partner, Guangzhou GET Biomedical Industry Investment Fund Management Co., Ltd. (“GET Bio-fund Management”). GET Bio-fund has an agreed duration for seven years, with the first five years as the investment period and the following two years as the projected payback period. The agreed upon duration may be extended for two additional years with the approval of all of the partners. BeiGene Guangzhou, as a limited partner, holds an ownership interest in the fund of 26.3%. The investment committee for the fund has seven members, and requires resolutions to be approved by at least five of the seven members. BeiGene Guangzhou holds one position on the investment committee and GET Bio-fund Management holds three positions. The Company determined that it has the ability to exercise significant influence over the fund due to the Company's ownership interest and involvement on the investment committee, and the investment represents an equity method investment. The Company recognized losses of $68 for its portion of the fund's net loss for the year ended December 31, 2020. As of December 31, 2020, the carrying amount of the Company's investment in the fund was $12,189.
Other Equity-Method Investment
In addition to the equity-method investments mentioned above, the Company made an additional equity-method investment during the year ended December 31, 2020 that it does not consider to be individually significant to its financial statements. The Company recognized the equity-method investment at cost and subsequently adjusted the basis based on the Company's share of the results of operations. The Company records its share of the investee's results of operations within other income, net.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

7. Inventories
The Company’s inventory balance consisted of the following:

	As of December 31,
	2020	2019
	$	$
Raw materials	19,330	—
Work in process	1,378	—
Finished goods	68,585	28,553
Total inventories	89,293	28,553
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
In March 2017, BeiGene HK, a wholly owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) ("GET"), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC. BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”).
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
BeiGene HK and BeiGene Biologics subsequently entered into an Equity Transfer Agreement to transfer 100% of the equity interest of BeiGene Shanghai to BeiGene Biologics, as required by the JV agreement, such that the CTA holder and MAA holder for tislelizumab in China was controlled by BeiGene Biologics. Upon the transfer of equity in BeiGene Shanghai, BeiGene HK's equity interest in BeiGene Shanghai became 95%.
In September 2020, BeiGene HK entered into a share purchase agreement (“JV Share Purchase Agreement”) with GET to acquire GET’s 5% equity interest in BeiGene Biologics for a total purchase price of $28,723 (RMB195,262). The transaction was finalized in November 2020 upon completion of the business registration filing. The share purchase was recorded as an equity transaction. The carrying amount of the noncontrolling interest balance of $9,116 was adjusted to nil to reflect the increase in BeiGene HK’s ownership interest to 100%, and the difference in the fair value of the consideration paid and the carrying amount of the noncontrolling interest of $19,599 was recorded to additional paid in capital. In connection with the JV Share Purchase Agreement, BeiGene Biologics repaid the outstanding principal of the Shareholder Loan of $132,061 (RMB900,000) and accrued interest of $36,558 (RMB249,140) (see Note 14).
In connection with the JV share purchase, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 ("Senior Loan"), of which $120,000 was used to fund the JV share repurchase and repayment of the shareholder loan and $80,000 could be used for general working capital purposes. The Company may extend the original maturity date for up to two additional twelve month periods. In October 2020, the Company drew down $80,000 of the working capital facility and $118,320 of the acquisition facility to be used for the JV share repurchase. In addition, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership ("Zhuhai Hillhouse") for a total loan facility of $73,640 (RMB500,000) ("Related Party Loan"), of which $14,728 (RMB100,000) could be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility,
35

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

including principal, interest and fees. The Company has drawn down $14,728 (RMB100,000) of the Related Party Loan as of December 31, 2020. See Note 14 for further discussion of the loans.
Commercial distribution legal entity structure
BeiGene (Guangzhou) Co., Ltd. (“BGC”), a wholly-owned subsidiary of BeiGene HK, was organized in July 2017. In September 2018, BGC acquired 100% of the equity interests of Baiji Shenzhou (Guangzhou) Pharmaceuticals Co., Ltd. (formerly known as Huajian Pharmaceuticals Co., Ltd.), which subsequently changed its name to BeiGene Pharmaceuticals (Guangzhou) Co., Ltd. (“BPG”). BPG owns drug distribution licenses necessary to distribute pharmaceutical products in China. The Company acquired these drug distribution licenses through the acquisition of BPG, as it is difficult to obtain a newly issued domestic drug distribution license in China. The transaction was accounted for as an asset acquisition (see Note 4).
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
In October 2018, the Company entered into a binding letter of intent ("LOI") with Boehringer Ingelheim to increase the amount of tislelizumab supplied under the agreement through the expansion of Boehringer Ingelheim's facility to add a second bioreactor production line. Under the terms of the binding LOI, the Company provided initial funding for the facility expansion and made an additional payment for contingency costs in 2020. These payments will be credited against future purchases of tislelizumab over the term of the supply agreement.
The payment was recorded as a noncurrent asset since it is considered a long-term prepayment for future product costs that will provide future benefit to the Company through credits on purchases of tislelizumab from Boehringer Ingelheim over the term of the supply agreement.
9. Leases
The Company has operating leases for office and manufacturing facilities in the United States, Switzerland, and China. The leases have remaining lease terms of up to five years, some of which include options to extend the leases that have not been included in the calculation of the Company’s lease liabilities and ROU assets. The Company has land use rights, which represent land acquired for the biologics manufacturing facility in Guangzhou, and the land acquired for the Company's research, development and office facility in Changping, Beijing. A second Guangzhou land use right was acquired in May 2019 for potential expansion of the Company's research and development activities. The Company acquired a land use right in Suzhou in April 2020 to expand its research, development and manufacturing facility. The land use rights represent lease prepayments and are expensed over the remaining term of the rights, which is 50 years for the initial Guangzhou land use right, 50 years for the second Guangzhou land use right, 36 years for the Changping land use right, and 30 years for the Suzhou land use right. The Company also has certain leases with terms of 12 months or less for certain equipment, office and lab space, which are not recorded on the balance sheet.
The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
	$	$
Operating lease cost	18,271	13,980
Variable lease cost	2,465	1,784
Short-term lease cost	1,018	1,001
Total lease cost	21,754	16,765
Total expenses under operating leases were $8,930 for the year ended December 31, 2018.
36

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2020	2019
	$	$
Operating lease right-of-use assets	41,850	35,555
Land use rights, net	48,731	46,965
Total operating lease right-of-use assets	90,581	82,520

Current portion of operating lease liabilities	13,895	10,814
Operating lease liabilities, non-current portion	29,417	25,833
Total lease liabilities	43,312	36,647
Maturities of operating lease liabilities are as follows:

$
Year ending December 31, 2021	16,108
Year ending December 31, 2022	13,626
Year ending December 31, 2023	9,894
Year ending December 31, 2024	7,234
Year ending December 31, 2025	668
Thereafter	255
Total lease payments	47,785
Less imputed interest	(4,473)
Present value of lease liabilities	43,312
Other supplemental information related to leases is summarized below:

	Year ended December 31,
	2020	2019
	$	$
Operating cash flows used in operating leases	17,571	12,405
ROU assets obtained in exchange for new operating lease liabilities	17,634	20,108

	As of December 31,
	2020	2019
Weighted-average remaining lease term (years)	3	3
Weighted-average discount rate	6.26%	7.07%

37

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

10. Property, Plant and Equipment
Property, plant and equipment are recorded at cost less accumulated depreciation and consisted of the following:

	As of December 31,
	2020	2019
	$	$
Laboratory equipment	78,640	47,154
Leasehold improvements	37,643	24,008
Building	111,527	109,514
Manufacturing equipment	96,669	62,775
Software, electronics and office equipment	20,782	14,705
Property and equipment, at cost	345,261	258,156
Less: Accumulated depreciation	(73,354)	(36,709)
Construction in progress	85,779	20,955
Property, plant and equipment, net	357,686	242,402
Construction in progress ("CIP") as of December 31, 2020 and 2019 primarily related to the buildout of additional capacity at the Guangzhou manufacturing facility. CIP by fixed asset class are summarized as follows:

	As of December 31,
	2020	2019
	$	$
Building	48,824	6,014
Manufacturing equipment	29,858	8,046
Laboratory equipment	4,507	4,496
Other	2,590	2,399
Total	85,779	20,955
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 were $30,943, $17,291 and $9,000, respectively.
11. Intangible Assets
Intangible assets as of December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(2,500)	5,000	7,500	(1,750)	5,750
Trading license	816	(816)	—	816	(720)	96
Total finite-lived intangible assets	8,316	(3,316)	5,000	8,316	(2,470)	5,846
Product distribution rights consist of distribution rights for the approved cancer therapies licensed from BMS acquired as part of the BMS collaboration. The Company is amortizing the product distribution rights over a period of 10 years from the date of acquisition. The trading license represents the Guangzhou drug distribution license acquired in September 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
38

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Amortization expense of intangible assets for the years ended December 31, 2020, 2019 and 2018 was $846, $1,326 and $894, respectively. As of December 31, 2020, expected amortization expense for the unamortized finite-lived intangible assets is approximately $750 in 2021, $750 in 2022, $750 in 2023, $750 in 2024, $750 in 2025, and $1,250 in 2026 and thereafter.
12. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
	$	$	$
PRC	(369,066)	(231,997)	(130,552)
U.S.	33,608	24,478	15,036
Other	(1,282,736)	(736,067)	(574,313)
Total	(1,618,194)	(943,586)	(689,829)
The current and deferred components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2020	2019	2018
	$	$	$
Current Tax Expense (Benefit):
PRC	16,121	16,368	6,890
U.S.	(5,678)	65	(377)
Other	68	12	—
Total	10,511	16,445	6,513
Deferred Tax Expense (Benefit):
PRC	(1,152)	(4,738)	(2,682)
U.S.	(27,030)	(4,715)	(19,627)
Other	—	—	—
Total	(28,182)	(9,453)	(22,309)
Income Tax (Benefit) Expense	(17,671)	6,992	(15,796)

39

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The reconciliation of the statutory tax rate to our effective income tax rate is as follow:

	Year Ended December 31,
	2020	2019	2018
	$	$	$
Loss before tax	(1,618,194)	(943,586)	(689,829)
China statutory tax rate	25%	25%	25%
Expected taxation at China statutory tax rate	(404,549)	(235,897)	(172,457)

Foreign and preferential tax rate differential	218,473	191,820	134,673
Non-deductible expenses	8,436	(273)	3,166
Stock compensation expenses	(22,032)	(5,698)	(5,371)
Effect of tax rate change	(3,827)	(63,395)	1,538
Change in valuation allowance	209,085	146,118	34,009
Research tax credits and incentives	(23,257)	(25,683)	(11,354)
Taxation for the year	(17,671)	6,992	(15,796)
Effective tax rate	1.1%	(0.7)%	2.3%
Significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2020	2019	2018
	$	$	$
Deferred Tax Assets:
Accruals and reserves	33,512	27,304	19,193
Net operating losses carryforward	358,425	155,499	61,266
Stock-based compensation	13,981	12,651	8,642
Research tax credits	58,835	33,979	13,608
Depreciable and amortizable assets	724,779	575,128	158,639
Lease liability obligation	9,066	7,864	—
Gross deferred tax assets	1,198,598	812,425	261,348
Less valuation allowance	(1,134,585)	(777,583)	(242,945)
Total deferred tax assets	64,013	34,842	18,403

Deferred tax liabilities:
Right of use lease asset	(8,843)	(7,480)	—
Total deferred tax liabilities	(8,843)	(7,480)	—
Net deferred tax asset	55,170	27,362	18,403
Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of December 31, 2020 it is more likely than not that certain deferred tax assets will not be realized for our subsidiaries in Australia, Switzerland, the United States, and for certain subsidiaries in China. For the years ended December 31, 2020 and 2019, there were increases in the valuation allowance of $209,085 and $146,118, respectively. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.
As of December 31, 2020 and 2019, the Company had net operating losses of approximately $2,230,857 and $810,505, respectively, of which net operating losses as of December 31, 2020 included $20,773 from the Company's Australian
40

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

subsidiary, BeiGene AUS Pty Ltd., that has indefinite carryforward, $419,080 derived from certain of the Company's subsidiaries in the PRC which expire in years 2023 through 2030, $1,628,753 derived from BeiGene Switzerland GmbH that expires in years 2025 through 2027, and $162,251 derived from BeiGene USA, Inc. that has indefinite carryforward. The Company has approximately $63,597 of U.S. research tax credits which will expire between 2035 and 2040 if not utilized.
The gross unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	$	$	$
Beginning balance, as of January 1	4,633	2,295	918
Additions based on tax positions related to prior tax years	—	46	11
Reductions based on tax positions related to prior tax years	—	(17)	(44)
Additions based on tax positions related to the current tax year	2,497	2,435	1,410
Reductions based on lapse of statute of limitations	(7)	(126)	—
Ending balance, as of December 31	7,123	4,633	2,295
Current and prior year additions include assessment of U.S. federal and state tax credits and incentives. None of the unrecognized tax benefits as of December 31, 2020 would impact the consolidated income tax rate if ultimately recognized due to valuation allowances. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. For the years ended December 31, 2020, 2019 and 2018, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of December 31, 2020, Australia tax matters are open to examination for the years 2013 through 2020, China tax matters are open to examination for the years 2014 through 2020, and U.S. federal tax matters are open to examination for years 2015 through 2020. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2020.
The Company qualifies for the Technology Advanced Service Enterprises (“TASE”) and High and New Technology Enterprise (“HNTE”) status for certain subsidiaries in China, which expire at the end of 2021. The income tax benefits attributable to this status for the year ended December 31, 2020 was approximately $1,614, or less than $0.01 per share outstanding.
During the years ended December 31, 2020 and 2019, the Company completed intra-group transfers of certain intangible assets in anticipation of potential commercialization, which resulted in the establishment of deferred tax assets that were fully offset by valuation allowances.
As of December 31, 2020, the Company continues to assert indefinite reinvestment on the excess of the financial reporting bases over tax bases in the Company's investments in foreign subsidiaries. A deferred tax liability has not been established for the approximately $7,980 of cumulative undistributed foreign earnings. Determination of the unrecognized deferred tax liability is not practicable due to uncertainty regarding the remittance structure and overall complexity of the hypothetical calculation.
41

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

13. Supplemental Balance Sheet Information
Changes in the allowance for credit losses related to trade accounts receivable consist of the following:

Allowance for Credit Losses
$
Balance as of December 31, 2019	—
Provision charged to selling, general and administrative expenses	109
Amounts written-off, net of recoveries of amounts previously reserved	—
Exchange rate changes	3
Balance as of December 31, 2020	112
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2020	2019
	$	$
Prepaid research and development costs	71,341	65,886
Prepaid taxes	30,392	9,498
Payroll tax receivable	3,580	5,365
Non-trade receivable	4,464	—
Interest receivable	6,619	1,932
Prepaid insurance	1,347	711
Prepaid manufacturing cost	25,996	3,829
Income tax receivable	4,607	—
Other	11,666	3,017
Total	160,012	90,238
Other non-current assets consist of the following:

	As of December 31,
	2020	2019
	$	$
Goodwill	109	109
Prepayment of property and equipment	16,984	10,289
Payment of facility capacity expansion activities (1)	29,778	24,881
Prepaid VAT	10,913	29,967
Rental deposits and other	5,962	3,209
Long-term investments	49,344	—
Total	113,090	68,455
(1) Represents payments for a facility expansion under a commercial supply agreement. The payment will provide future benefit to the Company through credits on future supply purchases as further described in Note 8.

42

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Accrued expenses and other payables consisted of the following:

	As of December 31,
	2020	2019
	$	$
Compensation related	106,765	54,156
External research and development activities related	143,302	62,794
Commercial activities	66,131	25,645
Individual income tax and other taxes	14,373	9,648
Sales rebates and returns related	11,874	3,198
Other	3,699	8,115
Total accrued expenses and other payables	346,144	163,556
Other long-term liabilities consist of the following:

	As of December 31,
	2020	2019
	$	$
Deferred government grant income	49,139	46,391
Pension liability	8,113	—
Other	177	171
Total other long-term liabilities	57,429	46,562
14. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of December 31, 2020 and 2019:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	December 31, 2020		December 31, 2019
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	307	2,000	—	—
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(2)		5.8%	198,320	1,294,010	—	—
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(3)		5.8%	15,326	100,000	—	—
Other short-term debt (4)						121,062	789,918	—	—
Total short-term debt						335,015	2,185,928	—	—

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	88,584	578,000	83,311	580,000
Industrial Bank Co. Ltd.	September 3, 2019	RMB348,000	3-year	(5)	4.9%	—	—	—	—
China Merchants Bank	January 22, 2020	(6)	9-year	January 20, 2029	(6)	53,641	350,000	—	—
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(7)	41,412	270,206	—	—
Total long-term bank loans						183,637	1,198,206	83,311	580,000

GET (the "Shareholder Loan")	March 7, 2017	RMB900,000	(8)	September 28, 2020	8.0%	—	—	157,384	900,000
Shareholder loan						—	—	157,384	900,000
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of December 31, 2020. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out.
2.$120,000 of the Senior Loan was designated to fund the JV share purchase and repayment of the shareholder loan and $80,000 was designated for general working capital purposes. The Senior Loan has an original maturity date of October 8, 2021, which is the first anniversary of the first date of utilization of
43

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

the loan. The Company may extend the original maturity date for up to two additional twelve month periods. On October 9, 2020, the Company drew down $80,000 of the working capital facility and $118,320 of the acquisition facility to fund the JV share repurchase.
3.RMB100,000 of the Related Party Loan was designated for general corporate purposes and RMB400,000 was designated for repayment of the Senior Loan, including principal, interest and fees. The loan matures at the earlier of: (i) November 9, 2021, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. On September 30, 2020, the Company drew down the first tranche of $14,728 (RMB100,000). Zhuhai Hillhouse is a related party of the Company, as it is an affiliate of Hillhouse Capital. Hillhouse Capital is a shareholder of the Company, and a Hillhouse Capital employee is a member of the Company's board of directors.
4.During the year ended December 31, 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,480,000 in aggregate, with maturity dates ranging from April 19, 2021 to December 16, 2021. The Company drew down $129,937 (RMB869,918) during the year ended December 31, 2020. The weighted average interest rate for the short-term working capital loans was approximately 4.4% as of December 31, 2020. One of the short-term working capital loans in the amount of $26,510 (RMB180,000) is secured by the Company's research and development facility in Beijing and the associated land use right owned by its subsidiary, Beijing Innerway Bio-tech Co., Ltd.
5.The loan facility was secured with RMB deposited at Industrial Bank. In December 2019, the Company repaid the outstanding principal of $24,419 (RMB170,000).
6.On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of December 31, 2020.
7.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of December 31, 2020. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
8.The Shareholder Loan had a conversion feature, settled in a variable number of shares of common stock upon conversion (the “debt-to-equity conversion”). On April 14, 2017, BeiGene Biologics drew down the entire Shareholder Loan of RMB900,000 from GET. On September 28, 2020, BeiGene HK entered into the JV Share Purchase Agreement with GET to acquire GET’s 5% equity interest in BeiGene Biologics (see Note 8). In connection with the JV Share Purchase Agreement, BeiGene Biologics repaid the outstanding principal amount of the Shareholder Loan of $132,061 (RMB900,000) and accrued interest of $36,558 (RMB249,140) on September 28, 2020.
Contractual Maturities of Debt Obligations
The aggregate contractual maturities of all borrowings due subsequent to December 31, 2020 are as follows:

Maturity dates	Amounts
$
Year ending December 31, 2021	335,015
Year ending December 31, 2022	2,759
Year ending December 31, 2023	12,260
Year ending December 31, 2024	28,025
Year ending December 31, 2025	35,081
Thereafter	105,512
Total	518,652
Interest Expense
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. Interest expense recognized for the years ended December 31, 2020, 2019 and 2018 amounted to $18,309, $15,155 and $13,147, respectively, among which, $338, $4,857 and $3,687 was capitalized, respectively.
15. Product Revenue
The Company’s product revenue is derived from the sale of its internally developed products BRUKINSA® in the United States and China and tislelizumab in China, as well as the sale of REVLIMID®, VIDAZA® and ABRAXANE® in China under a license from BMS and XGEVA® in China under a license from Amgen. On March 25, 2020, the Company announced that the
44

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to BeiGene by Celgene, a BMS company, and the drug was subsequently recalled by BMS and is not currently available for sale in China.
The table below presents the Company’s net product sales for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	$	$	$
Product revenue - gross	324,672	228,760	138,046
Less: Rebates and sales returns	(15,798)	(6,164)	(7,161)
Product revenue - net	308,874	222,596	130,885
The following table disaggregates net product revenue by product for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	$	$	$
Tislelizumab	163,358	—	—
BRUKINSA®	41,702	1,039	—
REVLIMID®	47,372	78,044	55,412
VIDAZA®	29,975	32,234	4,234
ABRAXANE®	17,770	111,279	71,239
XGEVA®	8,496	—	—
Other	201	—	—
Total product revenue - net	308,874	222,596	130,885
The following table presents the roll-forward of accrued sales rebates and returns for the years ended December 31, 2020 and December 31, 2019.

Sales Rebates and Returns
$
Balance as of December 31, 2018	4,749
Accrual	6,164
Payment	(7,715)
Balance as of December 31, 2019	3,198
Accrual	15,798
Payment	(7,122)
Balance as of December 31, 2020	11,874

45

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

16. Loss Per Share
Loss per share was calculated as follows:

	Year Ended December 31,
	2020	2019	2018
	$	$	$
Numerator:
Net loss attributable to BeiGene, Ltd.	(1,596,906)	(948,628)	(673,769)
Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	1,085,131,783	780,701,283	720,753,819
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(1.47)	(1.22)	(0.93)
For the years ended December 31, 2020, 2019 and 2018, the computation of basic loss per share using the two-class method was not applicable, as the Company was in a net loss position.
The effects of all share options and restricted share units were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive during the years ended December 31, 2020, 2019 and 2018.
17. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with its U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of December 31, 2020, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 1,832,415. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5)% of the outstanding shares of the Company's ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added to the 2016 Plan under this provision. However, in August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this "evergreen" provision and implement other changes required by the Hong Kong Stock Exchange ("HKEx") rules. In December 2018, the board of directors approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
As of December 31, 2020, share-based awards to acquire 67,484,221 ordinary shares were available for future grant under the 2016 Plan.
2018 Inducement Equity Plan
In June 2018, the board of directors of the Company approved the 2018 Inducement Equity Plan (the “2018 Plan”) and reserved 12,000,000 ordinary shares to be used exclusively for grants of awards to individuals who were not previously employees of the Company or its subsidiaries, as a material inducement to the individual’s entry into employment with the Company or its subsidiaries, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Plan was approved by the board of directors upon recommendation of the compensation committee, without shareholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The terms and conditions of the 2018 Plan, and the forms of award agreements to be used thereunder, are substantially similar to the 2016 Plan and the forms of award agreements thereunder. In
46

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

August 2018, in connection with the listing of the Company’s ordinary shares on the HKEx, the board of directors of the Company approved an amended and restated 2018 Plan to implement changes required by the HKEx rules.
As of December 31, 2020, share-based awards to acquire 9,103,756 ordinary shares were available for future grant under the 2018 Plan.
2018 Employee Share Purchase Plan
In June 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”). Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated ESPP to remove an “evergreen” share replenishment provision originally included in the plan and implement other changes required by the HKEx rules. In December 2018, the board of directors approved a second amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
August 31, 2020	485,069	$164.06	$12.62	$139.45	$10.73	$5,203
February 28, 2020	425,425	$145.54	$11.20	$123.71	$9.52	$4,048
August 30, 2019	233,194	$143.75	$11.06	$122.19	$9.40	$2,192
February 28, 2019	154,505	$137.05	$10.54	$116.49	$8.96	$1,385
1 The market price is the lower of the closing price on the NASDAQ Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
As of December 31, 2020, 6,056,056 ordinary shares were available for future issuance under the ESPP.
Share options
Generally, share options have a contractual term of 10 years and vest over a three- to five-year period, with the first tranche vesting one calendar year after the grant date or the service relationship start date and the remainder of the awards vesting on a monthly basis thereafter. Restricted shares and restricted share units generally vest over a four-year period, with the first tranche vesting one calendar year after the grant date or the service relationship start date and the remainder of the awards vesting on a yearly basis thereafter, or sometimes vest upon the achievement of pre-specified performance conditions.

47

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The following table summarizes the Company’s share option activities under the 2011, 2016 and 2018 Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	$	Years	$
Outstanding at December 31, 2017	127,002,897	2.45
Granted	9,387,885	12.32	7.08
Exercised	(13,841,036)	2.23			132,687
Forfeited	(6,467,099)	3.59
Outstanding at December 31, 2018	116,082,647	3.21
Granted	12,641,590	9.38	5.06
Exercised	(16,730,441)	2.60			171,429
Forfeited	(3,576,542)	5.09
Outstanding at December 31, 2019	108,417,254	3.96
Granted	8,999,536	13.54	7.15
Exercised	(29,707,587)	2.82			416,509
Forfeited	(2,717,488)	7.22
Outstanding at December 31, 2020	84,991,715	5.27		6.45	1,242,276
Exercisable as of December 31, 2020	58,701,454	3.37		5.72	968,680
Vested and expected to vest at December 31, 2020	82,099,824	5.12		6.39	1,212,180
As of December 31, 2020, the unrecognized compensation cost related to 23,398,370 unvested share options expected to vest was $117,154. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.0 years.
The total fair value of employee share option awards vested during the years ended December 31, 2020, 2019 and 2018 was $55,127, $58,670 and $55,642, respectively.
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
The following table presents the range of fair values and the assumptions used to estimate those fair values of the share options granted in the years presented:

	Year Ended December 31,
	2020	2019	2018
Fair value of ordinary share	$4.95 ~ $11.89	$4.64 ~ $8.28	$4.30 ~ $8.85
Risk-free interest rate	0.6% ~ 1.1%	1.5% ~ 2.8%	2.5% ~ 3.1%
Expected exercise multiple	2.8	2.2 ~ 2.8	2.2 ~ 2.8
Expected volatility	58% ~ 59%	58% ~ 60%	60% ~ 64%
Expected dividend yield	0%	0%	0%
Contractual life	10 years	10 years	10 years

48

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Restricted shares
The following table summarizes the Company’s restricted share activities under the 2016 Plan:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2017	806,250	2.16
Granted	—	—
Vested	(387,500)	2.12
Forfeited	(118,750)	2.04
Outstanding at December 31, 2018	300,000	2.25
Granted	—	—
Vested	(75,000)	2.27
Forfeited	(150,000)	2.24
Outstanding at December 31, 2019	75,000	2.27
Granted	—	—
Vested	(75,000)	2.27
Forfeited	—	—
Outstanding at December 31, 2020	—	—
Expected to vest at December 31, 2020	—	—
The Company had no non-employee restricted share activities during the year ended December 31, 2020.
As of December 31, 2020, all compensation cost related to restricted shares was fully recognized.
Restricted share units
The following table summarizes the Company's restricted share unit activities under the 2016 and 2018 Plans:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2017	1,469,442	7.55
Granted	14,079,598	12.07
Vested	(689,130)	8.33
Forfeited	(757,458)	10.89
Outstanding at December 31, 2018	14,102,452	11.85
Granted	18,637,333	10.10
Vested	(3,474,068)	11.75
Forfeited	(2,413,450)	11.07
Outstanding at December 31, 2019	26,852,267	10.72
Granted	18,820,581	14.20
Vested	(7,302,828)	10.88
Forfeited	(3,493,048)	11.36
Outstanding at December 31, 2020	34,876,972	12.50
Expected to vest at December 31, 2020	31,040,505	12.50
As of December 31, 2020, the unrecognized compensation cost related to unvested restricted share units expected to vest was $334,716. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 3.2 years.

49

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The following table summarizes total share-based compensation cost recognized for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	$	$	$
Research and development	92,999	76,293	54,384
Selling, general and administrative	90,482	57,861	32,743
Total	183,481	134,154	87,127
18. Accumulated Other Comprehensive Income (Loss)
The movement of accumulated other comprehensive income (loss) was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Available-for-Sale Securities	Pension Liability Adjustments	Total
	$	$	$	$
December 31, 2018	(212)	1,738	—	1,526
Other comprehensive income (loss) before reclassifications	(9,079)	5,596	—	(3,483)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(6,044)	—	(6,044)
Net-current period other comprehensive loss	(9,079)	(448)	—	(9,527)
December 31, 2019	(9,291)	1,290	—	(8,001)
Other comprehensive income (loss) before reclassifications	23,475	1,073	(8,113)	16,435
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(1,492)	—	(1,492)
Net-current period other comprehensive (loss) income	23,475	(419)	(8,113)	14,943
December 31, 2020	14,184	871	(8,113)	6,942
(1) The amounts reclassified from accumulated other comprehensive (loss) income were included in other income, net in the consolidated statements of operations.
19. Shareholders’ Equity
During the years ended December 31, 2020, 2019 and 2018, the Company completed the following equity offerings:
In January 2018, the Company completed a follow-on public offering under the Company’s effective registration statement on Form S-3 at a price of $101.00 per ADS, or $7.77 per ordinary share. In this offering, the Company sold 7,425,750 ADSs representing 96,534,750 ordinary shares. Additionally, the underwriters exercised their option to purchase an additional 495,050 ADSs representing 6,435,650 ordinary shares from the Company. Net proceeds from this offering, including the underwriter option, after deducting the underwriting discounts and offering expenses of $42,413, were $757,587.
In August 2018, the Company completed an initial public offering of its ordinary shares on The Hong Kong Stock Exchange Limited and a follow-on public offering of its ADS on the NASDAQ Global Select Market under the Company's effective registration statement on Form S-3 at a price of $13.76 per ordinary share, or $178.90 per ADS. In this offering, the Company sold 65,600,000 ordinary shares. Net proceeds, after deducting underwriting discounts and commissions and offering expenses of $32,947, were $869,709.
In January 2020, the Company sold 15,895,001 ADSs, representing a 20.5% ownership stake in the Company, to Amgen for aggregate cash proceeds of $2,779,241, or $174.85 per ADS, pursuant to the SPA executed in connection with the Amgen Collaboration Agreement. On March 17, 2020, BeiGene, Ltd. and Amgen entered into an Amendment No. 2 (the “Second Amendment”) to the Share Purchase Agreement in order to account for periodic dilution from the issuance of shares by the
50

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Company, which was restated in its entirety on September 24, 2020 (the “Restated Second Amendment”). Pursuant to the Restated Second Amendment, Amgen will have an option (the “Direct Purchase Option”) to subscribe for additional ordinary shares of the Company in the form of ADSs (the “Additional Shares”) in an amount necessary to enable it to increase (and subsequently maintain) its ownership at approximately 20.6% of the Company's outstanding shares. The Direct Purchase Option is exercisable on a monthly basis, but only if Amgen’s interest in the outstanding shares of the Company at the monthly reference date is less than 20.4%. The Direct Purchase Option (i) will be exercisable by Amgen solely as a result of dilution arising from issuance of new shares under the Company's equity incentive plans from time to time, and (ii) is subject to annual approval by the Company's independent shareholders each year during the term of the Restated Second Amendment. The exercise period of the Direct Purchase Option commenced on December 1, 2020 and will terminate on the earliest of: (a) the date on which Amgen and its affiliates collectively own less than 20% of the outstanding share capital of the Company as a result of Amgen’s sale of shares; (b) at least 60-day advance written notice from either Amgen or the Company that such party wishes to terminate the Direct Purchase Option; or (c) December 1, 2023. The Direct Purchase Option has no vesting period
In July 2020, the Company issued 145,838,979 ordinary shares, par value $0.0001, to eight existing investors, including entities associated with Hillhouse Capital and Baker Bros. Advisors LP, as well as Amgen, in a registered direct offering under the Company's effective Registration Statement on Form S-3 (File No. 333-238181). Each ordinary share was sold for a purchase price of $14.2308 per share ($185.00 per ADS), resulting in net proceeds, after offering expenses, of $2,069,610. Amgen purchased 29,614,832 ordinary shares for $421,443 as part of this offering. The offering was made without an underwriter or a placement agent, and as a result the Company did not pay any underwriting discounts or commissions in connection with the offering.
20. Restricted Net Assets
The Company’s ability to pay dividends may depend on the Company receiving distributions of funds from its PRC subsidiaries. Relevant PRC laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the consolidated financial statements prepared in accordance with GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.
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
During the years ended December 31, 2020, 2019 and 2018, no appropriation to statutory reserves was made, because the PRC subsidiaries had substantial losses during such periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2020 and 2019, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $119,776 and $109,633, respectively.
21. Employee Benefit Plans
Defined Contribution Plans
Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the
51

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $23,717, $23,282 and $12,713 for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company maintains a defined contribution 401(k) savings plan (the "401(k) Plan") for U.S. employees. The 401(k) Plan covers all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, the Company has a matching contribution to the 401(k) Plan, which, in the 2020 plan year, matched dollar for dollar of eligible contributions up to 4%. Company contributions to the 401(k) plan totaled $4,840, $2,389 and $1,275 in the years ended December 31, 2020, 2019 and 2018, respectively.
The Company maintains a government mandated program to cover its employees in Switzerland for pension, death, or disability. The program is considered a defined contribution plan. Employer and employee contributions are made based on various percentages of salaries and wages that vary based on employee age and other factors. Company contributions into the program amounted to $2,960, $528, and $55 in the years ended December 31, 2020, 2019 and 2018, respectively.
Employee benefit expenses for the remaining subsidiaries were immaterial.
Defined Benefit Plan
The Company also maintains a defined benefit pension plan covering its employees in Switzerland (the "Swiss Plan"). This plan is a government mandated fund that provides benefits to employees upon retirement, death, or disability. Contributions are made based on various percentages of participants' salaries and wages determined based on participants' age and other factors. As of December 31, 2020, the projected benefit obligation and plan assets under the Swiss Plan were approximately $23,566 and $15,453, respectively. The funded status of the Swiss Plan is included in other long-term liabilities in the accompanying consolidated balance sheets. The initial determination of the pension liability was recorded as other comprehensive loss during the year ended December 31, 2020 (see Note 18).
The Company's annual contribution to the Swiss Plan is estimated to be approximately $1,357 in 2021 and is expected to evolve thereafter proportionally with changes in staffing and compensation levels, actuarial assumptions and actual investment returns on plan assets.
The following table reflects the total expected benefit payments to Swiss Plan participants and have been estimated based on the same assumptions used to measure the Company's benefit obligations as of December 31, 2020:

Amounts
$
2021	139
2022	171
2023	203
2024	382
2025	238
2026 - 2030	1,919
Total	3,052
22. Commitments and Contingencies
Purchase Commitments
As of December 31, 2020, the Company had purchase commitments amounting to $123,383, of which $101,236 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $22,147 related to binding purchase order obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital commitments
The Company had capital commitments amounting to $44,972 for the acquisition of property, plant and equipment as of December 31, 2020, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility, expansion of BGC's research
52

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

and development activities in Guangzhou, China, and research and development operations at the Changping facility in Beijing, China.
Co-development funding commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and/or development services. As of December 31, 2020, the Company's remaining co-development funding commitment was $1,019,009.
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
23. Selected Quarterly Financial Data (Unaudited)
The following table summarizes the unaudited statements of operations for each quarter of 2020 and 2019 (in thousands, except share and per share amounts). The unaudited quarterly information has been prepared on a basis consistent with the audited financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or for any future period and there can be no assurances that any trend reflected in such results will continue in the future.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2020	$	$	$	$
Revenue	52,059	65,635	91,080	100,100
Loss from operations	(373,756)	(358,877)	(440,137)	(484,912)
Net loss	(364,939)	(336,318)	(426,617)	(472,649)
Net loss attributable to ordinary shareholders	(363,735)	(335,202)	(425,224)	(472,745)
Basic and diluted net loss per share (1)	(0.36)	(0.33)	(0.37)	(0.40)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2019	$	$	$	$
Revenue	77,833	243,346	50,141	56,892
Loss from operations	(173,755)	(85,833)	(312,266)	(388,037)
Net loss	(168,069)	(85,954)	(308,660)	(387,895)
Net loss attributable to ordinary shareholders	(167,640)	(85,570)	(307,357)	(388,061)
Basic and diluted net loss per share (1)	(0.22)	(0.11)	(0.39)	(0.49)
(1) Per ordinary share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount because of differences in the weighted average ordinary shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.
53

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

24. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance, and allocates resources on a consolidated basis.
The Company’s long-lived assets are substantially located in the PRC.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Year Ended December 31,
	2020	2019	2018
	$	$	$
PRC	290,646	221,557	132,385
U.S.	18,228	134,689	42,793
Other	—	71,966	23,042
Total	308,874	428,212	198,220
25. Subsequent Events
On January 11, 2021, the Company entered into a collaboration and license agreement with Novartis Pharma AG (Novartis) to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan. The Company has agreed to jointly develop tislelizumab with Novartis in these licensed countries, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and the Company has an option to co-detail the product in North America, funded in part by Novartis. Under the agreement the Company will receive an upfront cash payment of $650,000 from Novartis and is eligible to receive up to $1,300,000 upon the achievement of regulatory milestones, $250,000 upon the achievement of sales milestones, and royalties on future sales of tislelizumab in the licensed territory. Closing of the transaction is subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.
On January 29, 2021, the Shanghai Stock Exchange (the "SSE") accepted a listing application submitted by the Company for a proposed public offering of the Company’s ordinary shares and listing of such shares on the Science and Technology Innovation Board (the “STAR Market”) of the SSE (the “STAR Offering”). The STAR Offering will be conducted within the PRC, and such shares will be issued to and subscribed for by investors in Renminbi (“RMB”) in the PRC and listed and traded on the STAR Market in RMB (the “RMB Shares”). The RMB Shares will not be fungible with the Company's ordinary shares listed on the Hong Kong Stock Exchange or with the Company's ADSs listed on the NASDAQ Global Select Market. The number of RMB Shares (including the over-allotment option) to be issued will not exceed 132,313,549 ordinary shares, representing no more than 10% of the sum of the total number of issued ordinary shares of the Company as of January 7, 2021 and the total number of RMB Shares to be issued in the STAR Offering. The consummation of the STAR Offering is subject to, among other things, market conditions, the approval of the shareholders of the Company, and applicable regulatory approvals.
54

Exhibit Index

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1		Fifth Amended and Restated Memorandum and Articles of Association of the Registrant, as currently in effect		8-K (Exhibit 3.1)	12/12/2018	001-37686
4.1	.1	Deposit Agreement dated February 5, 2016 by and among the Company, the Depositary and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	2/11/2016	001-37686
	.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	4/11/2016	001-37686
	.3	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.7)	8/10/2016	001-37686
	.4	Form of Letter Agreement between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.9)	5/10/2017	001-37686
4.2		Form of American Depositary Receipt (included in Exhibit 4.1.1)
4.3		Specimen Certificate for Ordinary Shares		S-1 (Exhibit 4.3)	12/9/2015	333-207459
4.4	.1	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 4.4)	10/16/2015	333-207459
	.2	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 10.21)	1/27/2016	333-207459
4.5	.1	Registration Rights Agreement, dated as of November 16, 2016, by and among BeiGene, Ltd. and the investors named therein		8-K (Exhibit 4.1)	11/17/2016	001-37686
	.2	Amendment No. 1 to Registration Rights Agreement, dated December 1, 2020, between the Company and the Investors		8-K (Exhibit 10.1)	12/2/2020	001-37686
4.6		Description of BeiGene, Ltd.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
Lease Agreements
10.1		Lease Agreement, dated as of April 10, 2016, between BeiGene (Suzhou) Co., Ltd. and Suzhou Industrial Park Biotech Development Co., Ltd. (English Translation)		10-Q (Exhibit 10.5)	5/12/2016	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Collaboration, License and Commercial Agreements
10.2#	.1	License and Supply Agreement, dated July 5, 2017, by and between the Registrant and Celgene Logistics Sàrl		10-Q (Exhibit 10.3)	11/13/2017	001-37686
	.2	Assignment and Assumption Agreement, dated December 29, 2017, by and between the Registrant and BeiGene Switzerland GmbH		10-K (Exhibit 10.6.1)	3/2/2020	001-37686
10.3		Share Subscription Agreement, dated July 5, 2017, by and between Celgene Switzerland LLC and the Registrant		8-K (Exhibit 10.1)	7/6/2017	001-37686
10.4##
Letter Agreement, dated June 14, 2019, by and among the Registrant, BeiGene Switzerland GmbH, Celgene Corporation and Celgene Switzerland LLC, to terminate the Amended and Restated Exclusive License and Collaboration Agreement, dated August 31, 2017
				10-Q (Exhibit 10.1)	8/8/2019	001-37686
10.5##	.1	Share Purchase Agreement, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.9)	3/2/2020	001-37686
	.2	Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.10)	3/2/2020	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.3	Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and between the Registrant and Amgen Inc.		8-K (Exhibit 10.1)	9/24/2020	001-37686
10.6##		Collaboration Agreement, dated October 31, 2019, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-K (Exhibit 10.11)	3/2/2020	001-37686
10.7		Guarantee, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.12)	3/2/2020	001-37686
10.8		Form of Share Purchase Agreement dated July 12, 2020 by and among the Registrant and Purchasers named therein		8-K (Exhibit 10.1)	7/13/2020	001-37686
Equity and Other Compensation Plans
10.9†		2011 Option Plan, as amended and form of option agreements thereunder		S-1 (Exhibit 10.1)	10/16/2015	333-207459
10.10	.1†	Second Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	12/12/2018	001-37686
	.2†	Amendment No. 1 to the Second Amended and Restated 2016 Share Option and Equity Plan		8-K (Exhibit 10.1)	6/17/2020	001-37686
	.3†	Forms of Restricted Share Unit Award Agreement for Non-Employee Directors under the 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.7)	8/9/2018	001-37686
	.4†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.2)	8/6/2020	001-37686
	.5†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.3)	8/6/2020	001-37686
	.6†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.4)	8/6/2020	001-37686
	.7†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.5)	8/6/2020	001-37686
	.8†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.6)	8/6/2020	001-37686
10.11	.1†	Amended and Restated 2018 Inducement Equity Plan		8-K (Exhibit 10.1)	8/13/2018	001-37686
	.2†	Form of Non-Qualified Share Option Agreement under the 2018 Inducement Equity Plan		8-K (Exhibit 10.3)	6/8/2018	001-37686
	.3†	Form of Restricted Share Unit Award Agreement under the 2018 Inducement Equity Plan		10-Q (Exhibit 10.5)	8/9/2018	001-37686
10.12†	.1†	Second Amended and Restated 2018 Employee Share Purchase Plan		8-K (Exhibit 10.2)	12/12/2018	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.2†	Amendment No. 1 to the Second Amended and Restated 2018 Employee Share Purchase Plan		8-K (Exhibit 10.2)	6/5/2019	001-37686
10.13†		Senior Executive Cash Incentive Bonus Plan		S-1 (Exhibit 10.19)	1/19/2016	333-207459
10.14†		Independent Director Compensation Policy, as amended		10-Q (Exhibit 10.3)	5/11/2020	001-37686
Agreements with Executive Officers and Directors
10.15†		Form of Indemnification Agreement, entered into between the Registrant and its directors and officers		S-1 (Exhibit 10.3)	1/19/2016	333-207459
10.16†		Employment Agreement, dated April 25, 2017, by and between the Registrant and John V. Oyler		8-K (Exhibit 10.1)	4/26/2017	001-37686
10.17†	.1†	Executive Employment Agreement, dated April 28, 2018, by and between BeiGene (Beijing) Co., Ltd. and Xiaobin Wu		10-Q (Exhibit 10.1)	8/9/2018	001-37686
	.2†	Employment Apportionment Agreement, dated March 1, 2020, by and between BeiGene (Beijing) Co., Ltd., BeiGene Guangzhou Biologics Manufacturing Co., Ltd. and Xiaobin Wu		10-Q (Exhibit 10.2)	5/11/2020	001-37686
10.18†		Employment Agreement, dated July 13, 2015, by and between BeiGene USA, Inc. and Howard Liang		S-1 (Exhibit 10.9)	10/16/2015	333-207459
10.19†		Employment Agreement, dated as of August 19, 2016, by and between BeiGene USA, Inc. and Jane Huang		10-Q (Exhibit 10.2)	11/10/2016	001-37686
10.20†		Consulting Agreement, dated February 24, 2021, by and between the Registrant and Xiaodong Wang	X

Exhibit No.	Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young Hua Ming LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

BEIGENE, LTD.
Date: February 25, 2021	By:	/s/ JOHN V. OYLER

John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints John V. Oyler, Howard Liang, and Scott A. Samuels, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney‑in‑fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys‑in‑fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ JOHN V. OYLER	Chief Executive Officer and Chairman	February 25, 2021
John V. Oyler	(Principal Executive Officer)

/s/ HOWARD LIANG	Chief Financial Officer and Chief Strategy Officer	February 25, 2021
Howard Liang	(Principal Financial and Accounting Officer)

/s/ TIMOTHY CHEN	Director	February 25, 2021
Timothy Chen

/s/ DONALD W. GLAZER	Director	February 25, 2021
Donald W. Glazer

/s/ MICHAEL GOLLER	Director	February 25, 2021
Michael Goller

/s/ ANTHONY C. HOOPER	Director	February 25, 2021
Anthony C. Hooper

/s/ RANJEEV KRISHANA	Director	February 25, 2021
Ranjeev Krishana

/s/ THOMAS MALLEY	Director	February 25, 2021
Thomas Malley

/s/ XIAODONG WANG	Director	February 25, 2021
Xiaodong Wang

/s/ CORAZON (CORSEE) D. SANDERS	Director	February 25, 2021
Corazon (Corsee) D. Sanders

/s/ JING-SHYH (SAM) SU	Director	February 25, 2021
Jing-Shyh (Sam) Su

/s/ QINGQING YI	Director	February 25, 2021
Qingqing Yi