Form 10-Q
period 2021-03-31
BeiGene, Ltd.
filed 2021-05-06
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 30, 2021, 1,197,609,020 ordinary shares, par value $0.0001 per share, were outstanding, of which 973,810,305 ordinary shares were held in the form of 74,908,485 American Depositary Shares, each representing 13 ordinary shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our American Depositary Shares (“ADSs”) or ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are summarized in “Part II – Item 1A – Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), before making an investment decision regarding our ADSs or ordinary shares.
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
•We have limited manufacturing capability and must rely on third-party manufacturers to manufacture some of our commercial products and clinical supplies, and if they fail to meet their obligations, the development and commercialization of our medicines and drug candidates could be adversely affected.
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
•We have limited experience in obtaining regulatory approvals and commercializing pharmaceutical products, which may make it difficult to evaluate our current business and predict our future performance.
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

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		March 31,	December 31,
	Note	2021	2020
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		1,901,819	1,381,950
Short-term restricted cash	4	305	307
Short-term investments	4	2,910,472	3,268,725
Accounts receivable, net	10	84,010	60,403
Inventories	5	72,974	89,293
Prepaid expenses and other current assets	10	171,399	160,012
Total current assets		5,140,979	4,960,690
Long-term restricted cash	4	8,282	7,748
Property, plant and equipment, net	6	373,949	357,686
Operating lease right-of-use assets		86,946	90,581
Intangible assets, net	8	4,813	5,000
Deferred tax assets	9	78,215	65,962
Other non-current assets	10	127,820	113,090
Total non-current assets		680,025	640,067
Total assets		5,821,004	5,600,757
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		146,923	231,957
Accrued expenses and other payables	10	312,134	346,144
Deferred revenue, current portion	3	71,651	—
Tax payable	9	27,463	20,380
Operating lease liabilities, current portion		13,993	13,895
Research and development cost share liability, current portion	3	135,333	127,808
Short-term debt	11	405,045	335,015
Total current liabilities		1,112,542	1,075,199
Non-current liabilities:
Long-term bank loans	11	193,017	183,637
Deferred revenue, non-current portion	3	78,594	—
Operating lease liabilities, non-current portion		26,565	29,417
Deferred tax liabilities	9	10,794	10,792
Research and development cost share liability, non-current portion	3	340,585	375,040
Other long-term liabilities	10	55,320	57,429
Total non-current liabilities		704,875	656,315
Total liabilities		1,817,417	1,731,514
Commitments and contingencies	18
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,197,322,617 and 1,190,821,941 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively		119	118
Additional paid-in capital		7,486,518	7,414,932
Accumulated other comprehensive income	15	3,204	6,942
Accumulated deficit		(3,486,254)	(3,552,749)
Total equity		4,003,587	3,869,243
Total liabilities and equity		5,821,004	5,600,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended
		March 31,
	Note	2021	2020
		$	$
Revenues
Product revenue, net	12	106,117	52,059
Collaboration revenue	3	499,755	—
Total revenues		605,872	52,059
Expenses
Cost of sales - product		32,685	14,149
Research and development		320,726	304,302
Selling, general and administrative		182,106	107,081
Amortization of intangible assets		188	283
Total expenses		535,705	425,815
Income (loss) from operations		70,167	(373,756)
Interest (expense) income, net		(4,179)	6,690
Other (expense) income, net		(4,123)	3,681
Income (loss) before income taxes		61,865	(363,385)
Income tax (benefit) expense	9	(4,630)	1,554
Net income (loss)		66,495	(364,939)
Less: net loss attributable to noncontrolling interests		—	(1,204)
Net income (loss) attributable to BeiGene, Ltd.		66,495	(363,735)

Earnings (loss) per share attributable to BeiGene, Ltd.
Basic	13	0.06	(0.36)
Diluted	13	0.05	(0.36)
Weighted-average shares outstanding—basic		1,188,943,726	1,005,347,581
Weighted-average shares outstanding—diluted	13	1,257,489,671	1,005,347,581

Earnings (loss) per American Depositary Share ("ADS")
Basic		0.73	(4.70)
Diluted		0.69	(4.70)
Weighted-average ADSs outstanding—basic		91,457,210	77,334,429
Weighted-average ADSs outstanding—diluted		96,729,975	77,334,429
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	$	$
Net income (loss)	66,495	(364,939)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(3,762)	(4,349)
Pension liability adjustments	497	—
Unrealized holding (loss) gain, net	(473)	5,698
Comprehensive income (loss)	62,757	(363,590)
Less: comprehensive loss attributable to noncontrolling interests	—	(1,308)
Comprehensive income (loss) attributable to BeiGene, Ltd.	62,757	(362,282)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three months ended March 31,
	Note	2021	2020
		$	$
Operating activities:
Net income (loss)		66,495	(364,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense		9,632	7,750
Share-based compensation expenses	14	45,833	38,255
Unrealized gains on equity method investments	4	3,327	(6,964)
Acquired in-process research and development		8,500	43,000
Amortization of research and development cost share liability	3	(26,930)	(27,634)
Deferred income tax benefits		(12,251)	(206)
Other items, net		5,263	3,489
Changes in operating assets and liabilities:
Accounts receivable		(23,656)	3,236
Inventories		16,319	(222)
Prepaid expenses and other current assets		(11,453)	(36,075)
Other non-current assets		(6,495)	(2,710)
Accounts payable		(73,178)	(21,450)
Accrued expenses and other payables		(34,010)	15,775
Tax payable		7,149	6,080
Deferred revenue		150,245	—
Operating lease liabilities		1,215	1,927
Other long-term liabilities		(910)	(1,256)
Net cash provided by (used in) operating activities		125,095	(341,944)
Investing activities:
Purchases of property, plant and equipment		(42,389)	(21,533)
Purchases of investments		(764,163)	(1,307,179)
Proceeds from sale or maturity of investments		1,107,000	256,743
Purchase of in-process research and development		(8,500)	(43,000)
Net cash provided by (used in) investing activities		291,948	(1,114,969)
Financing activities:
Proceeds from sale of ordinary shares, net of cost	16	—	2,162,407
Proceeds from research and development cost share liability		—	616,834
Proceeds from long-term loan	11	10,664	—
Proceeds from short-term loans	11	71,001	11,298
Proceeds from option exercises and employee share purchase plan		25,754	11,629
Net cash provided by financing activities		107,419	2,802,168
Effect of foreign exchange rate changes, net		(4,061)	(6,212)
Net increase in cash, cash equivalents, and restricted cash		520,401	1,339,043
Cash, cash equivalents, and restricted cash at beginning of period		1,390,005	620,775
Cash, cash equivalents, and restricted cash at end of period		1,910,406	1,959,818
Supplemental cash flow information:
Cash and cash equivalents		1,901,819	1,957,101
Short-term restricted cash		305	282
Long-term restricted cash		8,282	2,435
Income taxes paid		478	531
Interest paid		6,927	1,136
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		30,906	26,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,552,749)	3,869,243	—	3,869,243
Use of shares reserved for share option exercises	(123,097)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	6,623,773	1	25,753	—	—	25,754	—	25,754
Share-based compensation	—	—	45,833	—	—	45,833	—	45,833
Other comprehensive loss	—	—	—	(3,738)	—	(3,738)	—	(3,738)
Net income	—	—	—	—	66,495	66,495	—	66,495
Balance at March 31, 2021	1,197,322,617	119	7,486,518	3,204	(3,486,254)	4,003,587	—	4,003,587

Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,955,843)	962,205	16,150	978,355
Issuance of ordinary shares in connection with collaboration	206,635,013	21	2,162,386	—	—	2,162,407	—	2,162,407
Use of shares reserved for share option exercises	(3,705,468)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	3,706,573	1	11,628	—	—	11,629	—	11,629
Share-based compensation	—	—	38,255	—	—	38,255	—	38,255
Other comprehensive income	—	—	—	1,453	—	1,453	(104)	1,349
Net loss	—	—	—	—	(363,735)	(363,735)	(1,204)	(364,939)
Balance at March 31, 2020	1,007,976,816	101	5,138,239	(6,548)	(2,319,578)	2,812,214	14,842	2,827,056
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
The Company has delivered ten molecules into the clinic in its first ten years, including its two lead commercial medicines, BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers, and tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers. The Company is marketing BRUKINSA® in the world’s two largest pharmaceutical markets, the United States and the People's Republic of China ("China" or the "PRC"), and tislelizumab in China, with an established, science-based commercial organization. The Company has built state-of-the-art biologic and small molecule manufacturing facilities in China to support the potential future demand of its medicines, and it also works with high quality contract manufacturing organizations (“CMOs”) to manufacture its internally developed clinical and commercial products.
The Company is a leader in China-inclusive global clinical development, which it believes can facilitate faster and more cost-effective development of innovative medicines. Its internal clinical development capabilities are deep, including a more than 1,600-person global clinical development team that is running more than 100 ongoing or planned clinical trials. This includes more than 25 pivotal or registration-enabling trials for three drug candidates that have enrolled more than 12,000 patients and healthy volunteers, of which approximately one-half have been outside of China, as of March 2021. The Company has over 45 medicines and drug candidates in commercial stage or clinical development, including 7 approved medicines, 5 pending approval, and over 30 in clinical development.
Supported by its development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis to develop and commercialize innovative medicines globally. Since its inception in 2010 in Beijing, the Company has become a fully integrated global organization of approximately 6,000 employees in 16 countries and regions, including China, the United States, Europe and Australia.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive income/(loss) for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of shareholders' equity for the three months ended March 31, 2021 and 2020, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report").
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.
Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. For a portion of fiscal 2020, the Company consolidated its interests in its joint venture, BeiGene Biologics Co., Ltd. ("BeiGene Biologics") and MapKure, LLC ("MapKure"), under the voting model and recognized the minority shareholder's equity interest as a noncontrolling interest in its condensed consolidated financial statements. In June 2020, the Company deconsolidated MapKure and recorded an equity method investment for its remaining ownership interest in the joint venture (see Note 4). In November 2020, the Company acquired the remaining equity interest in BeiGene Biologics. Subsequent to the share purchase, BeiGene Biologics is a wholly-owned subsidiary of the Company (see Note 7).
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate accounting units and determining the standalone selling price of each performance obligation in the Company’s revenue arrangements, estimating the fair value of net assets acquired in business combinations, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, valuation of inventory, estimating the allowance for credit losses, determining defined benefit pension plan obligations, measurement of right-of-use assets and lease liabilities and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
Recent accounting pronouncements
New accounting standards which have been adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes as part of the FASB's overall initiative to reduce complexity in accounting standards. The amendments include removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. Certain amendments in this update should be applied retrospectively or modified retrospectively, and all other amendments should be applied prospectively. The Company adopted this standard on January 1, 2021. There was no material impact to the Company's financial position or results of operations upon adoption.
Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2020.
There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2021, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2021 and December 31, 2020:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2021	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	652,519	—	—
Money market funds	268,697	—	—
Short-term investment (Note 4):
U.S. Treasury securities	2,910,472	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	9,129	5,299	—
Total	3,840,817	5,299	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	286,072	—	—
Money market funds	80,838	—	—
Short-term investment (Note 4):
U.S. Treasury securities	3,268,725	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	10,810	6,669	—
Total	3,646,445	6,669	—
The Company's cash equivalents are highly liquid investments with original maturities of 3 months or less. Short-term investments represent the Company's investments in available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
The Company's equity securities carried at fair value consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. ("Leap"), which were acquired in connection with a collaboration and license agreement entered into in January 2020. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies. Refer to Note 4, Restricted Cash and Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
As of March 31, 2021 or December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
3. Collaborative Arrangements
The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of medicines and drug candidates. To date, these collaborative arrangements have included out-licenses of internally developed products and drug candidates to other parties, in-licenses of products and drug candidates from other parties, and profit- and cost-sharing arrangements. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost-sharing and reimbursement arrangements, royalty payments, and profit sharing.
Out-Licensing Arrangements
For the three months ended March 31, 2021, the Company’s collaboration revenue consisted entirely of revenue recognized under its out-licensing collaborative agreement with Novartis Pharma AG ("Novartis"). There was no collaboration revenue recognized for the three months ended March 31, 2020.
The following table summarizes total collaboration revenue recognized for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Revenue from Collaborators	$	$
License revenue	484,646	—
Research and development service revenue	15,109	—
Total	499,755	—
Novartis
In January 2021, the Company entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan (the "Novartis Territory"). The Company and Novartis have agreed to jointly develop tislelizumab in these licensed countries, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and the Company has an option to co-detail the product in North America, funded in part by Novartis.
Under the agreement the Company received an upfront cash payment of $650,000 from Novartis. The Company is eligible to receive up to $1,300,000 upon the achievement of regulatory milestones, $250,000 upon the achievement of sales milestones, and royalties on future sales of tislelizumab in the licensed territory. Under the terms of the agreement, the Company is responsible for funding ongoing clinical trials of tislelizumab, Novartis has agreed to fund new registrational, bridging, or post-marketing studies in its territory, and each party will be responsible for funding clinical trials evaluating tislelizumab in combination with its own or third party products. Each party retains the worldwide right to commercialize its propriety products in combination with tislelizumab.
The Company evaluated the Novartis agreement under ASC 606 as all the material units of account within the agreement represented transactions with a customer. The Company identified the following material components under the agreement: (1) exclusive license for Novartis to develop, manufacture, and commercialize tislelizumab in the Novartis Territory, transfer of know-how and use of the tislelizumab trademark; (2) conducting and completing ongoing trials of tislelizumab (“R&D services”); and (3) supplying Novartis with required quantities of the tislelizumab drug product, or drug substance, upon receipt of an order from Novartis.
The Company determined that the license, transfer of know-how and use of trademarks are not distinct from each other and represent a single performance obligation. The R&D services represent a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to Novartis. The Company evaluated the supply component of the contract and noted the supply will not be provided at a significant incremental discount to Novartis. The Company concluded that, for the purpose of ASC 606, the provision related to providing clinical and commercial supply of tislelizumab in the Novartis Territory was an option but not a performance obligation of the Company at the outset of the Novartis collaboration agreement. A performance obligation for the clinical and commercial supply will be established as quantities of drug product or drug substance are ordered by Novartis.

The Company determined that the transaction price as of the outset of the arrangement was the upfront payment of $650,000. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained due to uncertainty of achievement. The transaction price was allocated to the two identified performance obligations based on a relative fair value basis. The standalone selling price of the license, transfer of know-how and use of trademarks performance obligation was determined using the adjusted market assessment approach. Based on the valuation performed by the Company, the standalone selling price of the license, transfer of know-how and use of trademarks was valued at $1,231,000. The standalone selling price of the R&D services was valued at $420,000 using a cost plus margin valuation approach. Based on the relative standalone selling prices of the two performance obligations, $484,646 of the total transaction price was allocated to the license and $165,354 was allocated to the R&D services.

The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the three months ended March 31, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the three months ended March 31, 2021. The portion of the transaction price allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $15,109 during the three months ended March 31, 2021.

In-Licensing Arrangements - Commercial
Amgen
In October 2019, the Company entered into a global strategic oncology collaboration with Amgen (the "Amgen Collaboration Agreement") for the commercialization and development in China, excluding Hong Kong, Taiwan and Macao, of Amgen’s XGEVA®, KYPROLIS®, and BLINCYTO®, and the joint global development of a portfolio of oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. The agreement became effective on January 2, 2020, following approval by the Company's shareholders and satisfaction of other closing conditions.
Under the agreement, the Company is responsible for the commercialization of XGEVA®, KYPROLIS® and BLINCYTO® in China for five or seven years. Amgen is responsible for manufacturing the products globally and will supply the products to the Company at an agreed upon price. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one product and is entitled to receive royalties on sales in China for an additional five years on the products not retained. XGEVA® was approved in China in 2019 for patients with giant cell tumor of the bone and in November 2020 for the prevention of skeletal-related events in cancer patients with bone metastases. In July 2020, the Company began commercializing XGEVA® in China. In December 2020, BLINCYTO® was approved in China for injection for the treatment of adult patients with relapsed or refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL). Additionally, a new drug application has been filed in China for KYPROLIS® as a treatment for patients with multiple myeloma.
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
The Amgen Collaboration Agreement is within the scope of ASC 808, as both parties are active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the agreement. The Company is the principal for product sales to customers in China during the commercialization period and recognizes 100% of net product revenue on these sales. Amounts due to Amgen for its portion of net product sales are recorded as cost of sales. Cost reimbursements due to or from Amgen under the profit share are recognized as incurred and recorded to cost of sales; selling, general and administrative expense; or research and development expense, based on the underlying nature of the related activity subject to reimbursement. Costs incurred for the Company's portion of the global co-development funding are recorded to research and development expense as incurred.
In connection with the Amgen Collaboration Agreement, a Share Purchase Agreement ("SPA") was entered into by the parties in October 2019. On January 2, 2020, the closing date of the transaction, Amgen purchased 15,895,001 of the Company's ADSs for $174.85 per ADS, representing a 20.5% ownership stake in the Company. Per the SPA, the cash proceeds shall be used as necessary to fund the Company's development obligations under the Amgen Collaboration Agreement. Pursuant to the SPA, Amgen also received the right to designate one member of the Company's board of directors, and Anthony Hooper joined the Company's board of directors as the Amgen designee in January 2020.
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
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
	$	$
Research and development expense	27,643	28,366
Amortization of research and development cost share liability	26,930	27,634
Total amount due to Amgen for BeiGene's portion of the development funding	54,573	56,000

		As of
		March 31,
		2021
Remaining portion of development funding cap		964,437
As of March 31, 2021 and December 31, 2020, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of
	March 31,	December 31,
	2021	2020
	$	$
Research and development cost share liability, current portion	135,333	127,808
Research and development cost share liability, non-current portion	340,585	375,040
Total research and development cost share liability	475,918	502,848
The total reimbursement due under the commercial profit-sharing agreement for in-line product sales is classified in the income statement for the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended
	March 31,
	2021	2020
	$	$
Cost of sales - product	710	—
Research and development	(259)	—
Selling, general and administrative	(6,699)	—
Total	(6,248)	—

4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $8,587 and $8,055 as of March 31, 2021 and December 31, 2020, respectively, primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
Short-Term Investments
Short-term investments as of March 31, 2021 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	2,910,074	398	—	2,910,472
Total	2,910,074	398	—	2,910,472
 Short-term investments as of December 31, 2020 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	3,267,875	850	—	3,268,725
Total	3,267,875	850	—	3,268,725
As of March 31, 2021, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of March 31, 2021.
Equity Securities with Readily Determinable Fair Values
Leap
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. As of March 31, 2021, the Company's ownership interest in the outstanding common stock of Leap was 8.1% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 14.9% based on information from Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other (expense) income, net. During the three months ended March 31, 2021 and 2020, the Company recorded an unrealized (loss)/gain of $(3,051) and $6,964, respectively, in the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the fair value of the common stock and warrants was as follows:

	As of
	March 31,	December 31,
	2021	2020
	$	$
Fair value of Leap common stock	9,129	10,810
Fair value of Leap warrants	5,299	6,669

Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $18,702 and $9,705 in equity securities without readily determinable fair values as of March 31, 2021 and December 31, 2020, respectively. There were no adjustments to the carrying values of these securities for the three months ended March 31, 2021.
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
Upon deconsolidation, the Company recorded an equity investment of $10,000, which represents the estimated fair value of its 55.6% ownership interest in MapKure. Effective June 8, 2020, the Company is accounting for the investment as an equity-method investment and records its portion of MapKure's earnings or losses within other (expense) income, net. The Company recognized losses of $236 for its portion of MapKure's net loss for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the carrying amount of the Company's investment in MapKure was $9,273 and $9,509, respectively.
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
GET Bio-fund has four limited partners and one general partner, Guangzhou GET Biomedical Industry Investment Fund Management Co., Ltd. (“GET Bio-fund Management”). GET Bio-fund has an agreed duration for seven years, with the first five years as the investment period and the following two years as the projected payback period. The agreed upon duration may be extended for two additional years with the approval of all of the partners. BeiGene Guangzhou, as a limited partner, holds an ownership interest in the fund of 26.3%. The investment committee for the fund has seven members, and requires resolutions to be approved by at least five of the seven members. BeiGene Guangzhou holds one position on the investment committee and GET Bio-fund Management holds three positions. The Company determined that it has the ability to exercise significant influence over the fund due to the Company's ownership interest and involvement on the investment committee, and the investment represents an equity method investment. The Company recognized losses of $134 for its portion of the fund's net loss for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the carrying amount of the Company's investment in the fund was $12,005 and $12,189, respectively. In addition to the GET Bio-fund Management investment, the Company also plans to enter into a cooperative investment agreement with GET to form a joint venture for the construction of a new research center in Guangzhou.
Other Equity-Method Investments
In addition to the equity-method investments mentioned above, the Company made additional equity-method investments during the year ended December 31, 2020 and the three months ended March 31, 2021 that it does not consider to be individually significant to its financial statements. The Company recognized the equity-method investments at cost and subsequently adjusted the basis based on the Company's share of the results of operations. The Company records its share of the investees' results of operations within other (expense) income, net.
5. Inventories
The Company’s inventory balance consisted of the following:

	As of
	March 31,	December 31,
	2021	2020
	$	$
Raw materials	26,894	19,330
Work in process	9,504	1,378
Finished goods	36,576	68,585
Total inventories	72,974	89,293
6. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	March 31,	December 31,
	2021	2020
	$	$
Laboratory equipment	88,136	78,640
Leasehold improvements	38,357	37,643
Building	131,789	111,527
Manufacturing equipment	105,775	96,669
Software, electronics and office equipment	22,947	20,782
Property, plant and equipment, at cost	387,004	345,261
Less accumulated depreciation	(83,829)	(73,354)
Construction in progress	70,774	85,779
Property, plant and equipment, net	373,949	357,686
 As of March 31, 2021 and December 31, 2020, construction in progress ("CIP") of $70,774 and $85,779, respectively, was primarily related to the buildout of additional capacity at the Guangzhou manufacturing facility and expansion of BeiGene (Guangzhou) Co., Ltd.'s ("BGC") research and development activities in Guangzhou, China. Subsequent phases of the Guangzhou factory buildout and BGC research and development expansion will continue to be recorded as CIP until they are placed into service.
Depreciation expense for the three months ended March 31, 2021 and 2020 was $9,444 and $7,467, respectively.
7. Guangzhou Biologics Business
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
Under the terms of the JV Agreement, BeiGene HK made an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET made a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, on March 7, 2017, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics. In September 2019, BeiGene Biologics completed the first phase of construction of a biologics manufacturing facility in Guangzhou, through a wholly-owned subsidiary, BeiGene Guangzhou Biologics Manufacturing Co., Ltd. ("BeiGene Guangzhou Factory"), to manufacture biologics for the Company and its subsidiaries.

In September 2020, BeiGene HK entered into a share purchase agreement (“JV Share Purchase Agreement”) with GET to acquire GET’s 5% equity interest in BeiGene Biologics for a total purchase price of $28,723 (RMB195,262). The transaction was finalized in November 2020 upon completion of the business registration filing. The share purchase was recorded as an equity transaction. The carrying amount of the noncontrolling interest balance of $9,116 was adjusted to nil to reflect the increase in BeiGene HK’s ownership interest to 100%, and the difference in the fair value of the consideration paid and the carrying amount of the noncontrolling interest of $19,599 was recorded to additional paid in capital. In conjunction with the JV Share Purchase Agreement, BeiGene Biologics repaid the outstanding principal of the shareholder loan of $132,061 (RMB900,000) and accrued interest of $36,558 (RMB249,140).
In connection with the JV share purchase, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 ("Senior Loan"), of which $120,000 will be used to fund the JV share repurchase and repayment of the shareholder loan and $80,000 can be used for general working capital purposes. The Company may extend the original maturity date for up to two additional twelve month periods. In October 2020, the Company drew down $80,000 of the working capital facility and $118,320 of the acquisition facility to be used for the JV share repurchase. In addition, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership ("Zhuhai Hillhouse") for a total loan facility of $73,640 (RMB500,000) ("Related Party Loan"), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility, including principal, interest and fees. The Company has drawn down $14,728 (RMB100,000) of the Related Party Loan as of March 31, 2021. See Note 11 for further discussion of the loans.
8. Intangible Assets
Intangible assets as of March 31, 2021 and December 31, 2020 are summarized as follows:

	As of
	March 31, 2021			December 31, 2020
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(2,687)	4,813	7,500	(2,500)	5,000
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	8,316	(3,503)	4,813	8,316	(3,316)	5,000
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from BMS, REVLIMID®, VIDAZA®, and ABRAXANE®, acquired as part of the transaction with BMS (then Celgene) in 2017. The Company is amortizing the product distribution rights over a period of 10 years which is the term of the agreement. The trading license represents the Guangzhou drug distribution license acquired on September 21, 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense of intangible assets for the three months ended March 31, 2021 and 2020 was $188 and $283, respectively.
As of March 31, 2021, expected amortization expense for the unamortized finite-lived intangible assets is approximately $563 for the remainder of 2021, $750 in 2022, $750 in 2023, $750 in 2024, and $2,000 in 2025 and thereafter.
9. Income Taxes
Income tax benefit was $4,630 for the three months ended March 31, 2021, compared to expense of $1,554 for the three months ended March 31, 2020. The income tax benefit for the three months ended March 31, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses. The income tax expense for the three months ended March 31, 2020 was primarily attributable to tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses offset by the tax benefit of deferred U.S. stock-based compensation deductions.

On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of March 31, 2021, it is more likely than not that deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, for certain subsidiaries in China, and for all U.S. tax credit carryforwards.
As of March 31, 2021, the Company had gross unrecognized tax benefits of $7,727. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $604 in the three months ended March 31, 2021 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2021 and December 31, 2020, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of March 31, 2021, Australia tax matters are open to examination for the years 2013 through 2021, China tax matters are open to examination for the years 2014 through 2021, Switzerland tax matters are open to examination for the years 2017 through 2021, and U.S. federal tax matters are open to examination for years 2015 through 2021. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2021.
10. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the three months ended March 31, 2021 and 2020 consists of the following activity:

	Three Months Ended
	March 31,
	2021	2020
	$	$
Balance at beginning of the period	112	—
Current period provision for expected credit losses	48	2,022
Amounts written-off	—	—
Exchange rate changes	1	—
Balance at end of the period	161	2,022

Prepaid expenses and other current assets consist of the following:

	As of
	March 31,	December 31,
	2021	2020
	$	$
Prepaid research and development costs	69,382	71,341
Prepaid taxes	30,299	30,392
Payroll tax receivable	6,120	3,580
Non-trade receivable	2,974	4,464
Interest receivable	6,284	6,619
Prepaid insurance	10,459	1,347
Prepaid manufacturing cost	23,238	25,996
Prepayment of facility capacity expansion activities (1)	4,004	—
Income tax receivable	4,540	4,607
Other	14,099	11,666
Total	171,399	160,012
Other non-current assets consist of the following:

	As of
	March 31,	December 31,
	2021	2020
	$	$
Goodwill	109	109
Prepayment of property and equipment	22,584	16,984
Prepayment of facility capacity expansion activities (1)	25,652	29,778
Prepaid VAT	16,781	10,913
Rental deposits and other	6,983	5,962
Long-term investments (Note 4)	55,711	49,344
Total	127,820	113,090
(1) Represents payments for facility expansions under commercial supply agreements. The payments will provide future benefit to the Company through credits on future supply purchases.
Accrued expenses and other payables consist of the following:

	As of
	March 31,	December 31,
	2021	2020
	$	$
Compensation related	49,056	106,765
External research and development activities related	126,228	143,302
Commercial activities	63,219	66,131
Individual income tax and other taxes	19,762	14,373
Sales rebates and returns related	45,665	11,874
Professional fees and other	8,204	3,699
Total	312,134	346,144

Other long-term liabilities consist of the following:

	As of
	March 31,	December 31,
	2021	2020
	$	$
Deferred government grant income	47,528	49,139
Pension liability	7,616	8,113
Other	176	177
Total	55,320	57,429
11. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of March 31, 2021 and December 31, 2020:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	March 31, 2021		December 31, 2020
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	305	2,000	307	2,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	382	2,500	—	—
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(3)		5.8%	198,320	1,299,351	198,320	1,294,010
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(4)		5.8%	15,263	100,000	15,326	100,000
Other short-term debt (5)						190,775	1,249,918	121,062	789,918
Total short-term debt						405,045	2,653,769	335,015	2,185,928

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	88,220	578,000	88,584	578,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	53,039	347,500	53,641	350,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(6)	51,758	339,111	41,412	270,206
Total long-term bank loans						193,017	1,264,611	183,637	1,198,206
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of March 31, 2021. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out.
2.On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of March 31, 2021.
3.$120,000 of the Senior Loan was designated to fund the JV share purchase and repayment of the shareholder loan and $80,000 was designated for general working capital purposes. The Senior Loan has an original maturity date of October 8, 2021, which is the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional 12 month periods.
4.RMB100,000 of the Related Party Loan was designated for general corporate purposes and RMB400,000 was designated for repayment of the Senior Loan, including principal, interest and fees. The loan matures at the earlier of: (i) November 9, 2021, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. Zhuhai Hillhouse is a related party of the Company, as it is an affiliate of Hillhouse Capital. Hillhouse Capital is a shareholder of the Company, and a Hillhouse Capital employee is a member of the Company's board of directors.
5.During the year ended December 31, 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,480,000 in aggregate, with maturity dates ranging from April 19, 2021 to March 7, 2022. The Company drew down $71,001 (RMB460,000) during the three months ended March 31, 2021. The weighted average interest rate for the short-term working capital loans was approximately 4.4% as of March 31, 2021. One of the short-term working capital loans outstanding in the amount of $24,421 (RMB160,000) is secured by the Company's research and development facility in Beijing and the associated land use right owned by its subsidiary, Beijing Innerway Bio-tech Co., Ltd.
6.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of March 31, 2021. The Company drew down $10,664 (RMB68,905) during the three months ended March 31, 2021. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.

Interest Expense
Interest expense recognized for the three months ended March 31, 2021 and 2020 was $6,950 and $4,291, respectively, among which, $104 and $66 was capitalized, respectively.
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
The table below presents the Company’s net product sales for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
	$	$
Product revenue – gross	143,482	53,188
Less: Rebates and sales returns	(37,365)	(1,129)
Product revenue – net	106,117	52,059
The following table disaggregates net product sales by product for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31,
	2021	2020
	$	$
Tislelizumab	48,879	20,526
BRUKINSA®	22,090	717
REVLIMID®	16,629	7,628
VIDAZA®	3,706	6,043
ABRAXANE®	—	17,145
XGEVA®	14,454	—
Other	359	—
Total product revenue – net	106,117	52,059
The following table presents the roll-forward of accrued sales rebates and returns for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	$	$
Balance at beginning of the period	11,874	3,198
Accrual	37,365	1,129
Payments	(3,574)	(313)
Balance at end of the period	45,665	4,014
The rebate accrual at March 31, 2021 includes an accrual of $24.2 million for compensating distributors for products previously sold at the pre-NRDL price, that remained in the distribution channel, due to the first inclusion of tislelizumab, BRUKINSA and XGEVA in the NRDL.

13. Earnings (Loss) Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2021	2020
	$	$
Numerator:
Net income (loss)	66,495	(364,939)
Less: Net loss attributable to noncontrolling interest	—	(1,204)
Net income (loss) attributable to BeiGene, Ltd.	66,495	(363,735)

Denominator:
Weighted average shares outstanding—basic	1,188,943,726	1,005,347,581
Effect of dilutive securities:
Stock options, restricted stock units and ESPP shares	68,545,945	—
Weighted average shares outstanding—diluted	1,257,489,671	1,005,347,581
For the three months ended March 31, 2021, basic earnings per share was computed using the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of stock options, restricted stock units and ESPP shares. The dilutive effect of outstanding stock options, restricted stock units and ESPP shares is reflected in diluted net earnings per share by application of the treasury stock method.
For the three months ended March 31, 2020, the computation of basic earnings per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted earnings per share, as their effect would have been anti-dilutive.
14. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company's initial public offering ("IPO") on the NASDAQ Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of March 31, 2021, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,432. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the three months ended March 31, 2021, the Company granted options for 229,606 ordinary shares and restricted share units for 2,480,478 ordinary shares under the 2016 Plan. As of March 31, 2021, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 60,263,469 and 34,105,032, respectively.
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
During the three months ended March 31, 2021, the Company did not grant any options or restricted share units under the 2018 Plan. As of March 31, 2021, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 34,996 and 1,244,867, respectively.
2018 Employee Share Purchase Plan
In June 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”). Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In December 2018, the board of directors of the Company approved an amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. In June 2019, the board of directors adopted an amendment to revise the eligibility criteria for enrollment in the plan. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
February 26, 2021	436,124	$236.30	$18.18	$200.86	$15.45	$6,738
August 31, 2020	485,069	$164.06	$12.62	$139.45	$10.73	$5,203
February 28, 2020	425,425	$145.54	$11.20	$123.71	$9.52	$4,048
1 The market price is the lower of the closing price on the NASDAQ Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	$	$
Research and development	21,889	20,399
Selling, general and administrative	23,944	17,856
Total	45,833	38,255

15. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2020	14,184	871	(8,113)	6,942
Other comprehensive (loss) income before reclassifications	(3,762)	(421)	497	(3,686)
Amounts reclassified from accumulated other comprehensive income (1)	—	(52)	—	(52)
Net-current period other comprehensive (loss) income	(3,762)	(473)	497	(3,738)
Balance as of March 31, 2021	10,422	398	(7,616)	3,204
(1) The amounts reclassified from accumulated other comprehensive income were included in other (expense) income, net in the consolidated statements of operations.
16. Shareholders’ Equity
Share Purchase Agreement
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
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2021 and December 31, 2020, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $439,268 and $119,776, respectively.
18. Commitments and Contingencies
Purchase Commitments
As of March 31, 2021, the Company had purchase commitments amounting to $141,159, of which $88,024 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $53,135 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.

Capital Commitments
The Company had capital commitments amounting to $51,421 for the acquisition of property, plant and equipment as of March 31, 2021, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility, expansion of BGC's research and development activities in Guangzhou, China, and research and development operations at the Changping facility in Beijing, China.
Co-Development Funding Commitment
    Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of March 31, 2021, the Company's remaining co-development funding commitment was $964,437.
Funding Commitment
The Company had committed capital related to one equity method investment in the amount of $15,000. As of March 31, 2021, the remaining capital commitment was $14,250 and is expected to be paid from time to time over the investment period.
Pension Commitment
The Company maintains a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1,300 per year based on annual funding contributions in effect as of March 31, 2021 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
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

Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended
	March 31,
	2021	2020
	$	$
PRC	95,982	51,342
United States	359,963	717
Other	149,927	—
Total	605,872	52,059
U.S. revenues for the three months ended March 31, 2021 consisted of $349,828 of collaboration revenue and $10,135 of BRUKINSA® product sales. U.S. revenues for the three months ended March 31, 2020 consisted entirely of BRUKINSA® product sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Item 1-Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to successfully develop and commercialize oncology assets licensed from Amgen in China pursuant to our global strategic oncology collaboration with Amgen; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; our expectations about the successful restoration of supply of ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension) in China; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory developments in the United States, the People’s Republic of China (“China” or “PRC”), the United Kingdom, the European Union ("EU") and other jurisdictions; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance and the pricing and reimbursement of our medicines and drug candidates, if approved; developments relating to our competitors and industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs and ordinary shares, and impact of securities analysts’ reports on these prices; the impact of the COVID-19 pandemic on our clinical development, commercial and other operations; and other risks and uncertainties, including those listed under “Part II-Item 1A-Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II-Item 1A-Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.
Overview
We are a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and expand access for patients worldwide.

Our research organization has delivered ten molecules into the clinic in our first ten years, including our two lead commercial medicines, BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers, and tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers. We are marketing BRUKINSA® in the world’s two largest pharmaceutical markets, the United States and China, and tislelizumab in China, with an established, science-based commercial organization. We have built state-of-the-art biologic and small molecule manufacturing facilities in China to support the potential future demand of our medicines, and we also work with high quality contract manufacturing organizations (“CMOs”) to manufacture our internally developed clinical and commercial products.
We are a leader in China-inclusive global clinical development, which we believe can facilitate faster and more cost-effective development of innovative medicines. Our internal clinical development capabilities are deep, including a more than 1,600-person global clinical development team that is running more than 100 ongoing or planned clinical trials. This includes more than 25 pivotal or registration-enabling trials for three drug candidates that have enrolled more than 12,000 patients and healthy volunteers, of which approximately one-half have been outside of China, as of March 2021. We have over 45 medicines and drug candidates in commercial stage or clinical development, including 7 approved medicines, 5 pending approval, and over 30 in clinical development.
Supported by our development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis to develop and commercialize innovative medicines globally. Since our inception in 2010 in Beijing, we have become a fully integrated global organization of approximately 6,000 employees in 16 countries and regions, including China, the United States, Europe and Australia.
Recent Developments
Recent Business Developments
On April 28, 2021, we announced positive results from a planned interim analysis of the Phase 3 ALPINE trial comparing BRUKINSA® against ibrutinib in adults with relapsed or refractory ("R/R") chronic lymphocytic leukemia ("CLL") or small lymphocytic lymphoma ("SLL"). BRUKINSA® met the primary endpoint of the trial, demonstrating non-inferiority in objective response rate ("ORR") by both investigator and independent review committee (IRC) assessments (p < 0.0001). The trial also demonstrated superior ORR with a statistically significant improvement in ORR for BRUKINSA vs. ibrutinib (p = 0.0006) by investigator assessment, as well as a numerically higher ORR but not statistically significant improvement by IRC (p = 0.0121 compared to the two-sided stringent statistical boundary of p < 0.0099 set for the interim analysis). The interim analysis from this fully-enrolled, ongoing trial is based on 415 of 652 patients followed for a minimum of 12 months.
On April 7, 2021, we announced approval from the China National Medical Products Administration ("NMPA") for us to begin manufacturing commercial supply of tislelizumab at our state-of-the-art biologics facility in Guangzhou, China. At over one million square feet (100,000 square meters) and 8,000 liters of biologics capacity approved for commercial supply, this wholly owned facility will immediately begin production of commercial supply of tislelizumab for the China market. An additional phase of construction currently in progress to bring total capacity to 64,000 liters is expected to be completed by the end of 2022.
On March 10, 2021, we announced that the first patient was dosed in a Phase 1 clinical trial of BGB-15025, its investigational hematopoietic progenitor kinase 1 ("HPK1") inhibitor. BGB-15025 is designed to be a potent and highly selective small molecule oral inhibitor of HPK1, a kinase downstream of the T cell receptor ("TCR") signaling pathway that is believed to play a key role in T cell activation.
On March 5, 2021, we announced that a supplemental Biologics License Application ("sBLA") for tislelizumab was accepted by the Center for Drug Evaluation ("CDE") of the NMPA for treatment in the second- or third-line setting of patients with locally advanced or metastatic non-small cell lung cancer ("NSCLC") who have progressed on prior platinum-based chemotherapy.
On March 2, 2021, we announced that BRUKINSA® was accepted by Health Canada for the treatment of adult patients with Waldenström’s macroglobulinemia ("WM").
On February 26, 2021, we announced the closing of the collaboration and license agreement with Novartis Pharma AG ("Novartis"), previously announced on January 11, 2021, granting Novartis rights to develop, manufacture, and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan. We have agreed to jointly develop tislelizumab with Novartis in these licensed countries, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and we have an option to co-detail the product in North America, funded in part by Novartis.

Components of Operating Results
Revenue
Product Revenue
We began generating product revenue in September 2017 through our in-license agreement with BMS (then Celgene) to distribute the approved cancer therapies REVLIMID®, VIDAZA®, and ABRAXANE® in China. Following approval from the FDA in November 2019, we launched our first internally developed medicine, BRUKINSA®, in the United States. We launched our second internally developed medicine, tislelizumab, in China in March 2020 and in June 2020, we launched BRUKINSA® in China. In July 2020, we began selling XGEVA® under our in-license agreement with Amgen. In December 2020, we announced the inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the updated National Reimbursement Drug List (the "NRDL") by the China National Healthcare Security Administration ("NHSA"), which became effective on March 1, 2021. We received approval for BLINCYTO® in China in December 2020 and plan to launch additional in-licensed products from our collaborations in 2021, and continue to expand our efforts to promote our existing commercial products.
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
Collaboration Revenue
We recognize collaboration revenues for amounts earned under collaborative and out-licensing arrangements. In January 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan (the "Novartis Territory"). There were two performance obligations identified at the outset of the agreement: (1) the exclusive license to develop, manufacture, and commercialize tislelizumab in the Novartis Territory, transfer of know-how and use of the tislelizumab trademark and (2) conducting and completing ongoing trials of tislelizumab (“R&D services”). Under this agreement, we received an upfront cash payment, which was allocated between the two performance obligations identified in the agreement based on the relative standalone selling prices of the performance obligations. The portion allocated to the license was recognized upon the delivery of the license right and transfer of know-how. The portion of the upfront payment allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed using a percentage of completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis.
The potential milestone payments that we are eligible to receive under the Novartis collaboration were excluded from the initial transaction price, as all milestone amounts are variable consideration and were fully constrained due to uncertainty of achievement. Performance-based milestones will be recognized when the milestone event is achieved or when the risk of revenue reversal is remote. Sales-based milestones and royalties will be recognized when the underlying sales occur.
Expenses
Cost of Sales
Cost of sales includes the cost of products purchased from Amgen and BMS and distributed in China and the costs to manufacture our internally developed commercial products. Also included in cost of sales are amounts paid to Amgen for its share of net sales or gross margin earned on sales of products in-licensed from Amgen. Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory is depleted and additional inventory is manufactured. To date, the Company's initial pre-launch inventory for its commercial products has been immaterial, and the consumption of the remaining pre-launch inventory on hand is not expected to have a significant impact on the Company's gross margin.

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
•BGB-15025, an investigational hematopoietic progenitor kinase 1 (HPK1) inhibitor;
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
Interest Expense
Interest expense consists primarily of interest on our bank loans, related party loan and shareholder loan.
Other (Expense) Income, Net
Other (expense) income consists primarily of gains recognized related to equity investments, government grants and subsidies received that involve no conditions or continuing performance obligations by us, realized and unrealized gains and losses related to foreign currency exchange rates, unrealized gains and losses on equity securities, and realized gains and losses on the sale of investments.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$106,117	$52,059	$54,058	103.8%
Collaboration revenue	499,755	—	499,755	NM
Total revenues	605,872	52,059	553,813	1,063.8%
Expenses
Cost of sales	32,685	14,149	18,536	131.0%
Research and development	320,726	304,302	16,424	5.4%
Selling, general and administrative	182,106	107,081	75,025	70.1%
Amortization of intangible assets	188	283	(95)	(33.6)%
Total expenses	535,705	425,815	109,890	25.8%
Income (loss) from operations	70,167	(373,756)	443,923	(118.8)%
Interest (expense) income, net	(4,179)	6,690	(10,869)	(162.5)%
Other (expense) income, net	(4,123)	3,681	(7,804)	(212.0)%
Income (loss) before income taxes	61,865	(363,385)	425,250	(117.0)%
Income tax (benefit) expense	(4,630)	1,554	(6,184)	(397.9)%
Net income (loss)	66,495	(364,939)	431,434	(118.2)%
Less: Net loss attributable to noncontrolling interest	—	(1,204)	1,204	(100.0)%
Net income (loss) attributable to BeiGene, Ltd.	$66,495	$(363,735)	$430,230	(118.3)%
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue
Total revenue increased to $605.9 million for the three months ended March 31, 2021, from $52.1 million for the three months ended March 31, 2020, primarily due to collaboration revenue resulting from the upfront fee allocated to the license rights provided to Novartis, increased sales of our internally developed products, as well as sales of XGEVA®, the first product licensed under our collaboration with Amgen, which commenced sales in China in July 2020. The following table summarizes the components of revenue for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,			Changes
	2021		2020	$	%
	(dollars in thousands)
Product revenue	$106,117	0	$52,059	$54,058	103.8%
Collaboration revenue:
License revenue	484,646		—	484,646	NM
Research and development service revenue	15,109		—	15,109	NM
Total collaboration revenue	499,755		—	499,755	NM
Total Revenue	$605,872		$52,059	$553,813	1,063.8%

Net product revenues consisted of the following:

	Three Months Ended
	March 31,		Changes
	2021	2020	$	%
	(dollars in thousands)
Tislelizumab	$48,879	$20,526	$28,353	138.1%
BRUKINSA®	22,090	717	21,373	2,980.9%
REVLIMID®	16,629	7,628	9,001	118.0%
VIDAZA®	3,706	6,043	(2,337)	(38.7)%
ABRAXANE®	—	17,145	(17,145)	(100.0)%
XGEVA®	14,454	—	14,454	NM
Other	359	—	359	NM
Total product revenue	$106,117	$52,059	$54,058	103.8%
Net product revenue increased 103.8% to $106.1 million for the three months ended March 31, 2021, compared to $52.1 million in the prior year period, primarily due to increased sales of tislelizumab in China and BRUKINSA® in the United States and China, partially offset by decreased sales of the BMS products distributed in China. In addition, product revenues in the first quarter of 2021 were positively impacted by sales of Amgen's XGEVA® in China, which we began distributing in July 2020, and the strengthening of the RMB against the United States dollar in the current quarter compared to the prior year period.
Product revenues in the first quarter of 2021 were negatively impacted by an adjustment of $24.2 million as a result of compensating distributors for products that remained in the distribution channel which were sold during the quarter, prior to applying the lower prices of the NRDL, due to the first inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the updated NRDL by the NHSA, which became effective on March 1, 2021. In the first quarter, the inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the NRDL significantly increased patient demand that more than offset the net effect of price reductions as a result of NRDL inclusion. Overall, we expect sales of our internally-developed products and in-licensed products from Amgen to lead to total product revenue growth in 2021, driven by an increase in sales volume as our launches progress.
We expect product revenue from the in-licensed products from BMS to continue to be impacted by the NMPA’s suspension of the importation, sales and use of ABRAXANE® in China in March 2020 and the subsequent voluntary recall of ABRAXANE® by BMS, as well as increased competition from generic products for REVLIMID® and the loss of volume-based procurement ("VBP") bidding for VIDAZA®. Although the impact of COVID-19 on commercial activities in China lessened in the second half of 2020, there is continued uncertainty regarding the future potential impact of the pandemic both in China and the United States, as well as globally. We do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE®.
Collaboration revenue totaled $499.8 million for the three months ended March 31, 2021. $484.7 million was recognized upon delivery of the license right and transfer of know-how to Novartis under our collaboration and license agreement with Novartis, and $15.1 million was recognized from deferred revenue for R&D services performed during the three months ended March 31, 2021 (see Footnote 3). We did not have any collaboration revenue during the three months ended March 31, 2020.
Cost of Sales
Cost of sales increased to $32.7 million for the three months ended March 31, 2021 from $14.1 million for the three months ended March 31, 2020, primarily due to increased product sales of tislelizumab, BRUKINSA®, and XGEVA®, and were partially offset by lower sales of BMS in-licensed products.
Gross Margin
Gross margin on product sales increased to $73.4 million for the three months ended March 31, 2021, compared to $37.9 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales decreased to 69% for the three months ended March 31, 2021, from 73% in the comparable period of the prior year. The decrease is primarily due to the impact of the accrued compensation to customers for sales of tislelizumab, BRUKINSA®, and XGEVA® that remained in the channel and were sold at the pre-NRDL price. We expect gross margin to normalize in the remainder of 2021 and be consistent with the prior year, as the sales mix evolves toward our higher margin internally developed products. We anticipate that the effect to gross margin for significant reductions in listing prices effective March 1, 2021 as a result of inclusion in the NRDL for tislelizumab, BRUKINSA and XGEVA will be partially mitigated by adjustments to the Company’s patient assistance programs. Pre-launch inventory carried at zero or low cost consumed during the three months ended March 31, 2021 and March 31, 2020 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $16.4 million, or 5.4%, to $320.7 million for the three months ended March 31, 2021 from $304.3 million for the three months ended March 31, 2020. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,		Changes
	2021	2020	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$122,946	$111,734	$11,212	10.0%
Upfront license fees	8,500	43,000	(34,500)	(80.2)%
Amgen co-development expense[1]	27,643	28,366	(723)	(2.5)%
Total external research and development expenses	159,089	183,100	(24,011)	(13.1)%
Internal research and development expenses	161,637	121,202	40,435	33.4%
Total research and development expenses	$320,726	$304,302	$16,424	5.4%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended March 31, 2021 totaled $54.6 million, of which $27.6 million was recorded as R&D expense. The remaining $26.9 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the first quarter was primarily attributable to:
•a decrease of $34.5 million related to license fees under collaboration agreements; and
•a decrease of $0.7 million related to expense recognized on co-development fees to Amgen.
The overall decrease in external research and development expense was partially offset in the period by increases in external spending for tislelizumab, ociperlimab, and other clinical programs.
Internal research and development expense increased $40.4 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, and included the following:
•$24.6 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$5.0 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$4.6 million increase of consulting fees, which was mainly attributable to increased travel and meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates;
•$1.5 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population; and
•$4.8 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $75.0 million, or 70.1%, to $182.1 million for the three months ended March 31, 2021, from $107.1 million for the three months ended March 31, 2020. The increase was primarily attributable to the following:
•$34.7 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China, the United States, Canada, Europe and other emerging markets, and the hiring of more personnel to support our growing business;
•$27.5 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities;
•$6.7 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China and the United States; and
•$6.1 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population.
Interest (Expense) Income, Net
Interest (expense) income, net decreased by $10.9 million, or 162.5%, to $4.2 million of net interest expense for the three months ended March 31, 2021, from $6.7 million of net interest income for three months ended March 31, 2020. The decrease in interest income, net, was primarily attributable to decreased interest income, compared to the prior year period.
Other (Expense) Income, Net
Other (expense) income, net decreased to $4.1 million of net other expense for the three months ended March 31, 2021, from $3.7 million of net other income for the three months ended March 31, 2020. The decrease was mainly attributable to unrealized losses on equity investments in the current period.
Income Tax (Benefit) Expense
Income tax benefit was $4.6 million for the three months ended March 31, 2021, as compared to $1.6 million of income tax expense for the three months ended March 31, 2020. The income tax benefit for three months ended March 31, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses. The income tax expense for the three months ended March 31, 2020 was primarily attributable to tax expense on income reported in certain China subsidiaries offset by the tax benefit of deferred U.S. stock-based compensation deductions.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of March 31, 2021 and December 31, 2020:

	As of
	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$1,910,406	$1,390,005
Short-term investments	$2,910,472	$3,268,725
Total debt	$598,062	$518,652
With the exception of upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We recognized net income of $66.5 million and a net loss of $364.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $3.5 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
In January 2021, the Shanghai Stock Exchange (the "SSE") accepted our listing application for a proposed public offering of our ordinary shares and listing of such shares on the Science and Technology Innovation Board (the “STAR Market”) of the SSE (the “STAR Offering”). The STAR Offering will be conducted within the PRC, and such shares will be issued to and subscribed for by investors in Renminbi (“RMB”) in the PRC and listed and traded on the STAR Market in RMB (the “RMB Shares”). The number of RMB Shares (including the over-allotment option) to be issued will not exceed 132,313,549 ordinary shares, representing no more than 10% of the sum of the total number of our issued ordinary shares as of January 7, 2021 and the total number of RMB Shares to be issued in the STAR Offering. The STAR Offering is subject to, among other things, market conditions, the approval of our shareholders, and applicable regulatory approvals.
In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG ("Novartis"), granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan. Under the agreement, we received an upfront cash payment of $650 million from Novartis subsequent to closing of the transaction on February 26, 2021.
The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$1,390,005	$620,775
Net cash provided by (used in) operating activities	125,095	(341,944)
Net cash provided by (used in) investing activities	291,948	(1,114,969)
Net cash provided by financing activities	107,419	2,802,168
Net effect of foreign exchange rate changes	(4,061)	(6,212)
Net increase in cash, cash equivalents, and restricted cash	520,401	1,339,043
Cash, cash equivalents and restricted cash at end of period	$1,910,406	$1,959,818
Operating Activities
Cash flows from operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities provided $125.1 million of cash in the three months ended March 31, 2021, which resulted principally from our net income of $66.5 million, non-cash charges of $33.4 million and a decrease in our net operating assets and liabilities of $25.2 million. The non-cash charges were primarily driven by share-based compensation expense, offset by amortization of the research and development cost share liability. The decrease in working capital was driven largely by an increase in deferred revenue, resulting from the upfront payment from Novartis, as well as a decrease in inventory, partially offset by decreases in accounts payable and accrued expenses, and increases in accounts receivable and prepaid expenses.
Operating activities used $341.9 million of cash in the three months ended March 31, 2020, which resulted principally from our net loss of $364.9 million and an increase in our net operating assets and liabilities of $34.7 million, partially offset by non-cash charges of $57.7 million. The non-cash charges were primarily driven by share-based compensation expense, offset by amortization of the research and development cost share liability. The increase in working capital was driven primarily by an increase in prepaid expenses and other current assets, as well as a decrease in accounts payable, offset by a decrease in accrued expenses and other liabilities.
Investing Activities
Cash flows from investing activities consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and upfront payments related to our collaboration agreements.

Investing activities provided $291.9 million of cash in the three months ended March 31, 2021, consisting sales and maturities of investment securities of $1.1 billion, offset by $764.2 million in purchases of investment securities, capital expenditures of $42.4 million, and $8.5 million of acquired in-process research and development.
Investing activities used $1.1 billion of cash in the three months ended March 31, 2020, consisting of $1.3 billion in purchases of investment securities, $43.0 million of acquired in-process research and development, capital expenditures of $21.5 million, all of which were offset by sales and maturities of investment securities of $256.7 million.
Financing Activities
Cash flows from financing activities consist primarily of sale of ordinary shares and ADSs through equity offerings, issuance and repayment of short-term and long-term debt, and proceeds from the sale of ordinary shares and ADSs through employee equity compensation plans.
Financing activities provided $107.4 million of cash in the three months ended March 31, 2021, consisting primarily of $71.0 million from proceeds of short-term bank loans, $25.8 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, and $10.7 million from proceeds of long-term bank loans.
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
Operating Capital Requirements
We expect to continue to incur losses for the foreseeable future and expect these losses to increase in the near term, as we continue to develop and seek regulatory approvals for our product candidates, expand our research and manufacturing facilities and activities, and commercialize both our internally developed and in-licensed products. The size of our future net losses will depend, in part, on the number and scope of our development programs and the associated costs of those programs, our ability to generate product revenue, and the timing and amount of payments we make or receive from arrangements with third parties. If any of our medicines and drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
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
Until such time, if ever, as we can generate substantial product revenue, we may be required to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, strategic alliances, licensing arrangements, government grants, and other available sources. Under the rules of the SEC, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. In May 2020, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we may file another shelf registration statement that will be effective for up to three years from filing.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs or ordinary shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaboration agreements, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our medicines or drug candidates, future revenue streams or research programs, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at March 31, 2021:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$44,437	$16,065	$22,366	$5,879	$127
Purchase commitments	141,159	62,517	33,613	31,173	13,856
Debt obligations	598,062	405,045	19,264	66,859	106,894
Interest on debt	59,077	21,056	17,260	13,301	7,460
Co-development funding commitment	964,437	274,250	580,750	109,437	—
Funding commitment	14,250	4,750	4,750	4,750	—
Pension plan	7,616	956	2,548	2,548	1,564
Capital commitments	51,421	51,421	—	—	—
Total	$1,880,459	$836,060	$680,551	$233,947	$129,901
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

Purchase Commitments
As of March 31, 2021, purchase commitments amounted to $141.2 million, of which $88.0 million related to minimum purchase requirements for supply purchased from CMOs and $53.1 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations
The following table summarizes our short-term debt and long-term bank loans as of March 31, 2021 (amounts in thousands, except for percentage data):

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	March 31, 2021
						$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	305	2,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	382	2,500
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(3)		5.8%	198,320	1,299,351
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(4)		5.8%	15,263	100,000
Other short-term debt (5)						190,775	1,249,918
Total short-term debt						405,045	2,653,769

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	88,220	578,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	53,039	347,500
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(6)	51,758	339,111
Total long-term bank loans						193,017	1,264,611
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of March 31, 2021. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out.
2.On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of March 31, 2021.
3.$120,000 of the Senior Loan was designated to fund the JV share purchase and repayment of the shareholder loan and $80,000 was designated for general working capital purposes. The Senior Loan has an original maturity date of October 8, 2021, which is the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional 12 month periods.
4.RMB100,000 of the Related Party Loan was designated for general corporate purposes and RMB400,000 was designated for repayment of the Senior Loan, including principal, interest and fees. The loan matures at the earlier of: (i) November 9, 2021, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. Zhuhai Hillhouse is a related party of the Company, as it is an affiliate of Hillhouse Capital. Hillhouse Capital is a shareholder of the Company, and a Hillhouse Capital employee is a member of the Company's board of directors.
5.During the year ended December 31, 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,480,000 in aggregate, with maturity dates ranging from April 19, 2021 to March 7, 2022. The Company drew down $71,001 (RMB460,000) during the three months ended March 31, 2021. The weighted average interest rate for the short-term working capital loans was approximately 4.4% as of March 31, 2021. One of the short-term working capital loans outstanding in the amount of $24,421 (RMB160,000) is secured by the Company's research and development facility in Beijing and the associated land use right owned by its subsidiary, Beijing Innerway Bio-tech Co., Ltd.
6.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of March 31, 2021. The Company drew down $10,664 (RMB68,905) during the three months ended March 31, 2021. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
Interest on Debt
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.

Co-Development Funding Commitment
    Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of March 31, 2021, our remaining co-development funding commitment was $0.96 billion.
Funding commitment
Funding commitment represents our committed capital related to one of our equity method investments in the amount of $15.0 million. As of March 31, 2021, our remaining capital commitment was $14.3 million and is expected to be paid from time to time over the investment period.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1.3 million per year based on annual funding contributions in effect as of March 31, 2021 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $51.4 million for the acquisition of property, plant and equipment as of March 31, 2021, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility, expansion of BGC's research and development activities in Guangzhou, China, and research and development operations at our Changping facility in Beijing, China.
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

There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2021, as compared to those described in the section titled “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
For new accounting policies adopted during the three months ended March 31, 2021 , see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.9 billion and $1.4 billion, restricted cash of $8.6 million and $8.1 million, and short-term investments of $2.9 billion and $3.3 billion at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the majority of our cash and cash equivalents is held in U.S. treasury securities and U.S. money market funds. We also have cash and cash equivalent deposits with various major reputable financial institutions located both within and outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit. At March 31, 2021, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point increase or decrease in market interest rates would result in a decrease of $16.9 million or an increase of $3.5 million, respectively, as of March 31, 2021.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 0.4% in the three months ended March 31, 2021 and appreciated approximately 6.3% in the year ended December 31, 2020, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2021, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 26, 2020, following the suspension and recall of ABRAXANE® in China supplied to us by Celgene Logistics Sàrl, a Bristol Myers Squibb company (referred to elsewhere in this report as BMS, but for this paragraph only, “Celgene”), we initiated an arbitration proceeding at the International Chamber of Commerce (the “ICC”) against Celgene asserting that it had breached and continues to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and Celgene in July 2017 and a related quality agreement (collectively, the “Celgene License”). Under the Celgene License, we allege that Celgene is obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE® to us. In the arbitration proceeding, we are seeking a declaration that Celgene is in breach of the Celgene License, an award of damages as a result of the breach in an amount to be determined, and such other relief as the ICC deems appropriate. Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $17 million in costs that it incurred as part of the ABRAXANE® recall. We believe that the allegations contained in the counterclaim are without merit and intend to defend the counterclaim vigorously. A hearing is scheduled in the matter for June 2022.
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
The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2020.
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
In October 2019, we entered into a strategic collaboration with Amgen for its commercial-stage oncology products XGEVA®, BLINCYTO®, KYPROLIS®, and a portfolio of clinical- and late-preclinical-stage oncology pipeline products, which became effective on January 2, 2020. XGEVA® was approved in China in 2019, while BLINCYTO® was approved in China in December 2020.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our medicines. Our competitors also may obtain approval from the FDA, China National Medical Products Administration ("NMPA"), European Medicines Agency ("EMA") or other comparable regulatory authorities for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and or slow our regulatory approval.
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
We have limited experience in obtaining regulatory approvals for our drug candidates. For example, we have limited experience in preparing the required materials for regulatory submission and navigating the regulatory approval process. As a result, our ability to successfully submit an NDA or BLA and obtain regulatory approval for our drug candidates may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in obtaining regulatory approvals.
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
*We have limited manufacturing capability and must rely on third-party manufacturers to manufacture some of our commercial products and clinical supplies, and if they fail to meet their obligations, the development and commercialization of our medicines and drug candidates could be adversely affected.
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
Although we are manufacturing commercial supply of tislelizumab and zanubrutinib at our own manufacturing facilities in China, we continue to rely on third-party manufacturers to produce some of the commercial quantities of the internally developed and in-licensed medicines we are marketing. In addition, if any of our other drug candidates or in-licensed medicines or drug candidates becomes approved for commercial sale, we will need to expand our internal capacity or establish additional third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved medicine in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved medicine, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer or modifying manufacturing processes and procedures for such an approved medicine could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products or of products manufactured by the old and new processes and procedures, which could delay or prevent our ability to commercialize such an approved medicine. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved medicine may be delayed or there may be a shortage in supply. Any inability to manufacture our medicines, drug candidates, in-licensed medicines and drug candidates or future approved medicines in sufficient quantities when needed could seriously harm our business and our financial results.

Manufacturers of our medicines must comply with good manufacturing practice ("GMP") requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved medicines may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our medicines, which would seriously harm our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at its current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration ("NHSA") removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. We do not know when the NMPA suspension of ABRAXANE® will be lifted and we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified medicine is manufactured and available for sale in China.
If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate level of reimbursement, our commercial success and business operations could be adversely affected.
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our medicines will depend substantially, both domestically and abroad, on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products.
A primary trend in the global healthcare industry is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.
In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost- effectiveness data for the use of our medicines on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare and Medicaid Services (the "CMS"). They decide whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.
Coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable regulatory authorities in other countries. Even if we obtain coverage for a given medicine, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our medicines. Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the medicine. Because some of our medicines and drug candidates have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs.
In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the "NRDL"), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. There can be no assurance that our medicines and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA®, tislelizumab and XGEVA® were included in the NRDL, which became effective from March 1, 2021. While we expect that the demand for these medicines will increase with inclusion in the NDRL, there can be no assurance that demand will increase or, to the extent that demand increases, that such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations.
Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any medicine which we commercialize. Obtaining or maintaining reimbursement for our medicines may be particularly difficult because of the higher prices often associated with medicines administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any medicine and drug candidate that we in-license or successfully develop.
There may be significant delays in obtaining reimbursement for approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by regulatory authorities. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on payments allowed for lower cost medicines that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future weakening of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our medicines and any new medicines that we develop could have a material adverse effect on our business, our operating results, and our overall financial condition.
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
Third parties might illegally distribute and sell counterfeit or unfit versions of our medicines, which do not meet our or our collaborators’ rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit medicine may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit medicines sold under our or our collaborators’ brand name(s). In addition, thefts of inventory at warehouses, plants or while in- transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.
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
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of ABRAXANE® in China. As a result, there has been a disruption in

ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. Additionally, although we have obtained regulatory approvals of our medicines, regulatory authorities could suspend or withdraw these approvals. In order to market approved products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. In any event, the receipt of regulatory approval does not assure the success of our commercialization efforts for our medicines.
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

Our development activities and regulatory filings also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or other governments and regulatory authorities. As of June 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. In July 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.
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
Our ability to commercialize our medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations. See “— Risks Related to Commercialization of Our Medicines and Drug Candidates — If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate level of reimbursement, our commercial success and business operations could be adversely affected.”
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as ASP and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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
In China, the government launched a national program for volume-based, centralized drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. Under the program, one of the key determining factors for a successful bid is the price. The government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in January 2020, ABRAXANE® and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE® under the government contract that would have been significantly lower than the price that we had been charging. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®, which has adversely impacted our business and results of operations. In August 2020, VIDAZA® and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA®, which has resulted in the drug being restricted from use in public hospitals, which account for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from an up-front license fee from collaboration agreements. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $3.5 billion and $3.6 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.3 billion and $750.3 million of net cash during the years ended December 31, 2020 and 2019, respectively, and provided $125.1 million and used $341.9 million of net cash during the three months ended March 31, 2021 and 2020, respectively. We recorded negative net cash flows from operating activities in 2020 and 2019 primarily due to our net losses of $1.6 billion and $950.6 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. In January 2020, we received approximately $2.8 billion from the sale of our shares to Amgen, and in July 2020, we received approximately $2.1 billion from the sale of our shares to eight existing investors, including entities associated with Hillhouse Capital and Baker Bros. Advisors LP, as well as Amgen. In February 2021, we received $650 million upfront cash payment from our strategic collaboration with Novartis Pharma AG ("Novartis").
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.9 billion, $1.4 billion and $618.0 million, restricted cash of $8.6 million, $8.1 million and $2.8 million and short-term investments of $2.9 billion, $3.3 billion and $364.7 million as of March 31, 2021, December 31, 2020 and 2019, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of March 31, 2021 and December 31, 2020, our short-term investments consisted of U.S. Treasury securities.
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
We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful. Our patent rights relating to our medicines and drug candidates could be found invalid or unenforceable if challenged in court or before government patent authorities.
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
In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our medicines or drug candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our medicines or drug candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
We have entered into license agreements with third parties providing us with rights under various third-party patents and patent applications. These license agreements impose diligence, development or commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under our current or future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any medicine or drug candidate that is covered by the licenses provided for under these agreements or we may face claims for monetary damages or other penalties under these agreements. Such an occurrence could diminish the value of these products and our company. Termination of the licenses provided for under these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements.
Risks Related to Our Reliance on Third Parties
If we fail to maintain an effective distribution channel for our medicines, our business and sales could be adversely affected.
We rely on third-party distributors to distribute our approved medicines. For example, we rely on sole third-party distributors to distribute Amgen's and BMS’s approved cancer therapies in China and multiple third-party distributors for the distribution of our internally developed medicines. We also expect to rely on third-party distributors to distribute our other internally developed and in-licensed medicines, if approved. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our medicines. However, we have relatively limited control over our distributors, who may fail to distribute our medicines in the manner we contemplate. For example, while we have long-standing business relationship with our sole distributor for the in-licensed products from BMS, the agreement we entered into with our sole distributor can be terminated by either party upon six months’ written notice. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our medicines to hospitals, medical institutions and sub-distributors, they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our medicines is interrupted, our sales volumes and business prospects could be adversely affected.
*We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
Although we currently have manufacturing facilities that are used for clinical-scale and commercial-scale manufacturing and processing, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") and entered into a commercial supply agreement for BRUKINSA® with Catalent Pharma Solutions, LLC ("Catalent"). In addition, we rely on BMS and its third-party manufacturers for supply of REVLIMID®, VIDAZA® and ABRAXANE® in China. We rely on Amgen for the supply of XGEVA® and BLINCYTO® and will be dependent on Amgen for the supply of other drugs that we plan to develop and commercialize in China under the collaboration with Amgen. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.

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
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. There has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. Additionally, there are risks that our supplemental import drug application for ABRAXANE®, which was accepted by the NMPA in May 2019, as well as our clinical study evaluating tislelizumab in combination with ABRAXANE®, may be adversely affected. Until the corrective actions are implemented and accepted by the NMPA or the approval of an alternative manufacturing site is granted, the NMPA may refuse to grant approval of applications for ABRAXANE® and/or refuse to grant import certificates for ABRAXANE®. We do not know when the NMPA suspension of ABRAXANE® will be lifted and we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China.
Currently, the raw materials for our manufacturing activities are supplied by multiple source suppliers, although portions of our supply chain may rely on sole source suppliers. We have agreements for the supply of drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. Two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials and/or commercial medicines, which could lead to delays in these trials and/or issues with our commercial supply. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our business and results of operations could be materially impacted. If we or our third party manufacturers experience a shortage in supply of active ingredients or other raw materials, we may not be able to continue to supply adequate levels of our medicines to our customers, which would have a negative impact on our business and results of operations.
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
Before a third party can begin commercial manufacture of our medicines, they are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products, any potential third-party manufacturer may be unable to initially pass regulatory inspections in a timely or cost-effective manner in order for us to obtain regulatory approval. If contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our or our collaborators' contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we or our collaborators' contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. In addition to any possible sanctions, we do not expect to recognize revenue from sales of ABRAXANE® in China until the suspension on the importation, sales and use of ABRAXANE® in China is lifted by the NMPA and qualified drug is manufactured and available for sale in China, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
*We have entered into licensing and collaboration arrangements and may enter into additional collaborations, licensing arrangements, or strategic alliances in the future, and we may not realize the benefits of such arrangements.
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
In August 2017, we acquired Celgene's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, REVLIMID®, VIDAZA® and ABRAXANE® (the “BMS China License”). In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA®, BLINCYTO® and KYPROLIS® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in North America, Japan, the EU, and six other European countries.
Our strategic collaborations with Amgen, Novartis and BMS involve numerous risks. For our collaboration with Amgen, we cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaboration. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations with Amgen or BMS for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. For our collaboration with Novartis, we cannot be certain that we will achieve potential benefits that led us to enter into the collaboration. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the BMS China License in 2017, was terminated in June 2019 in advance of the acquisition of Celgene by BMS, and we received a $150.0 million payment and regained global rights to tislelizumab. The termination of the collaboration agreement for tislelizumab did not impact the BMS China License, which remains in effect.
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
Risks Related to Our Industry, Business and Operations
*We have significantly increased and expect to continue to increase our research, development, manufacturing, and commercial capabilities, and we may experience difficulties in managing our growth.
At the beginning of 2020, we had approximately 3,400 employees, and we ended the year with approximately 5,100 employees, an increase of 50%. As of March 31, 2021, we had approximately 5,400 employees. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
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
We are highly dependent on Xiaodong Wang, Ph.D., our Co-Founder, Chairman of our scientific advisory board, and director; John V. Oyler, our Co-Founder, Chief Executive Officer and Chairman of the board of directors; Xiaobin Wu, Ph.D., our President, Chief Operating Officer and General Manager of China; and the other principal members of our management and scientific teams. Although we have employment agreements or offer letters with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
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
Regulatory authorities around the world have implemented industry-specific laws and regulations that affect the collection and transfer of personal data. For example, in China, the Regulation on the Administration of Human Genetic Resources promulgated by the State Council (the “HGR Regulation”), which became effective in 2019, applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by foreign entities and individuals from sampling or biobanking any China HGR in China and require approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross-border transfer of the HGR material is required, and transfer of China HGR data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that foreign parties ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. For information about applications under the HGR Regulation for clinical studies in China that are part of the Amgen- BeiGene Collaboration, see the risk factor entitled “If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize."
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
To further tighten the control of China HGR, the government adopted amendments to the criminal code, which became effective on March 1, 2021, which criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to foreign parties or entities established or actually controlled by them without going through security review and assessment. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to 7 years, and/or a criminal fine. On April 15, 2021, the Biosecurity Law became effective. The Biosecurity Law establishes an integrated system to regulate biosecurity-related activities in China, including the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declares that China has sovereignty over its HGR and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China. Although the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by China’s highest legislative authority, it gives China’s major regulatory authority of HGR, i.e., the Ministry of Science and Technology, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will evolve and become even more rigorous. In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.
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
To supply commercial quantities for our marketed products, produce our medicines in the quantities that we believe will be required to meet anticipated market demand, and to supply clinical drug material to support the continued growth of our clinical programs, we will need to increase, or “scale up,” the production process by a significant factor over the initial level of production, which will require substantial additional expenditures and various regulatory approvals and permits. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our medicines in a sufficient quantity to meet future demand.
In addition to the similar manufacturing risks described in “Risks Related to Our Reliance on Third Parties,” if our manufacturing facilities or the equipment in them is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of the facilities or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need regulatory agency approval before selling any medicines manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales. Any interruption in manufacturing operations at our manufacturing facilities could result in our inability to satisfy the demands of our clinical trials or commercialization. Any disruption that impedes our ability to manufacture our drug candidates or medicines in a timely manner could materially harm our business, financial condition and operating results.
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

China has implemented rules and is considering a number of additional proposals concerning data protection. The Cyber Security Law of the PRC, which became effective in 2017, created China’s first national-level data protection for “network operators,” which may include all organizations in China that provide services over the internet or another information network. Numerous related laws, regulations, guidelines and other measures are expected to be adopted, such as draft Data Security Law and draft Personal Information Protection Law, which may, upon enactment, require security review before transferring human health-related data out of China. Additionally, the Measures for the Management of Scientific Data provides a broad definition of scientific data and relevant rules for the management of scientific data in China and requires that enterprises in China must seek regulatory approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal.
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
Our operations and those of our third-party contractors and collaborators could be subject to natural or man-made disasters, public health epidemics or other business interruptions, for which we are predominantly self-insured. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. The occurrence of any of these business interruptions could seriously harm our operations and financial condition and increase our costs and expenses. We partially rely on third-party manufacturers to produce and process our medicines and drug candidates. Our ability to obtain supplies of our medicines and drug candidates could be disrupted if the operations of these suppliers are affected by man-made or natural disasters, public health epidemics or other business interruptions. Damage or extended periods of interruption to our or our vendors' corporate, development, research or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry, public health epidemics or other events could cause us to delay or cease development or commercialization of some or all of our medicines and drug candidates. Although we maintain insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. For example, the COVID-19 pandemic has impacted and could continue to negatively impact our business and our financial performance. Our clinical development and commercial efforts could be delayed or otherwise negatively impacted, as patients may be reluctant to go to the hospitals to receive treatment, or our regulatory filings and approvals could be delayed. We have already experienced delays in clinical trial recruitment. Additionally, the commercial or clinical supply of our medicines and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.
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
We face an inherent risk of product liability as a result of the commercialization of our medicines in China and the United States and the clinical testing and any future commercialization of our drug candidates globally. For example, we may be sued if our medicines or drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under applicable consumer protection acts. If we cannot successfully defend ourselves against or obtain indemnification from our collaborators for product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: decreased demand for our medicines; injury to our reputation; withdrawal of clinical trial participants and inability to continue clinical trials; initiation of investigations by regulators; costs to defend the related litigation; a diversion of our management’s time and resources; substantial monetary awards to trial participants or patients; product recalls, withdrawals or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any medicine or drug candidate; and a decline in our share price.
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
Due to our extensive operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China's economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in China and United States may also be adversely affected.
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
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of U.S. lawmakers introduced bills that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, the U.S. government has considered limiting or restricting China-based companies from accessing U.S. capital markets. In addition, the Holding Foreign Companies Accountable Act (the “HFCA Act”) became law in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States.
On March 24, 2021, the SEC adopted an interim final rule to implement the HFCA Act. The interim final rule will apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Consistent with the HFCA Act, the interim final rule requires the submission of documentation to the SEC establishing that such a registrant is not owned or controlled by a government entity in that foreign jurisdiction and also requires disclosure in a foreign issuer’s annual report regarding the audit arrangements of, and government influence on, such registrants. The interim final rule is effective on May 5, 2021.
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
As our global business has expanded, we have built substantial organizational capabilities outside of China. We are evaluating, designing, and implementing additional business processes and control changes to meet the requirements of the HFCA Act, which we believe will enable us to engage an independent registered public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements. However, these efforts may not be sufficient, or may take time for us to implement and ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act. If we failed to comply with those rules, it is possible that our ADSs will be delisted. The risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ADSs and ordinary shares. Failure to adopt effective contingency plans may also have a material adverse impact on our business and the price of our ADSs and ordinary shares.
Proceedings instituted by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in our inability to find a registered public accounting firm to audit and issue an opinion on our financial statements, which could result in us not being in compliance with the requirements of the Exchange Act.
In 2012, the SEC brought administrative proceedings against five accounting firms in China, including our independent registered public accounting firm, alleging that they had refused to produce audit work papers and other documents related to certain other PRC-based companies under investigation by the SEC. In 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. In 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. These firms’ ability to continue to serve their clients was not affected by the settlement. The settlement required these firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the CSRC. If these firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings. Our audit committee is aware of the policy restriction and communicates with our independent registered public accounting firm to ensure compliance. If additional remedial measures are imposed on the China-based accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging the firms’ failure to meet specific criteria set by the SEC with respect to requests for the production of documents, we could be unable to timely file future financial statements in compliance with the requirements of the Exchange Act. The settlement did not require these firms to admit to any violation of law and preserves these firms’ legal defenses in the event the administrative proceeding is restarted. In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding PRC-based, U.S.-listed companies and the market price of the ADSs and/or ordinary shares may be adversely affected.
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
China's Foreign Investment Law and its implementing rule came into force in January 2020. The Foreign Investment Law and its implementing rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the legal requirements for both foreign and domestic investments. There are still uncertainties with respect to the interpretation and implementation of the Foreign Investment Law and its implementing rules. For example, the Foreign Investment Law and its implementing rules provide that foreign invested entities established according to the previous laws regulating foreign investment prior to the implementation of the new law may maintain their structure and corporate governance for a five-year transition period. It is uncertain whether governmental authorities may require us to adjust the structure and corporate governance of certain of our Chinese subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly. In addition, the Measures for the Security Review of Foreign Investment (the “New Measures”), effective from January 18, 2021, embody China's continued efforts to provide a legal regime for national security review comparable to similar procedures in other jurisdictions, such as CFIUS review in the United States. There are still uncertainties with respect to the interpretation, implementation and enforcement of the New Measures. For example, national security remains undefined and there is no clear guidance on whether the biotechnology industry requires security review and what factors the regulatory authority may consider in determining whether there are security concerns. It is difficult to evaluate the impact of the New Measures on our existing investments or potential investments in China.
Additionally, the NMPA’s recent reform of the medicine and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our medicines and drug candidates in a timely manner.
It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigations or evidence collection activities within China may further increase the difficulties you face in protecting your interests. For risks associated with investing in us as a Cayman Islands company, see also “—Risks Related to Our American Depositary Shares and Ordinary Shares—We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law or U.S. law, our shareholders may have fewer shareholder rights than they would have under Hong Kong law or U.S. law and may face difficulties in protecting their interests.”

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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2021 and December 31, 2020, these restricted assets totaled $439.3 million and $119.8 million, respectively.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us.
In response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China ("PBOC") and China's State Administration of Foreign Currency ("SAFE") promulgated a series of capital control measures, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments.
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
The PRC Enterprise Income Tax Law (the "EIT Law") and its implementation rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. As a result, dividends paid to us by our PRC subsidiaries may be subject to PRC withholding tax at a rate of 10%.
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
Under the EIT Law, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as “management bodies that exercise substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, PRC regulations specify that certain Chinese-controlled offshore incorporated enterprises, defined as enterprises incorporated under the laws of foreign countries or territories and that have PRC enterprises or enterprise groups as their primary controlling shareholders, will be classified as resident enterprises if all of the following are located or resident in China: (i) senior management personnel and departments that are responsible for daily production, operation and management; (ii) financial and personnel decision-making bodies; (iii) key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and (iv) half or more of senior management or directors having voting rights.
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
A large portion of our business is conducted in China. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new medicines. In recent years, the regulatory framework in China for pharmaceutical companies has undergone significant changes, which we expect will continue. While we believe our strategies regarding research, development, manufacturing and commercialization in China are aligned with the Chinese government's policies, they may in the future diverge, requiring a change in our strategies. Any such change may result in increased compliance costs on our business or cause delays in or prevent the successful research, development, manufacturing or commercialization of our drug candidates or medicines in China and reduce the current benefits we believe are available to us from developing and manufacturing medicines in China.
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
As of April 30, 2021, 1,197,609,020 ordinary shares, par value $0.0001 per share, were outstanding, of which 973,810,305 ordinary shares were held in the form of 74,908,485 ADSs, each representing 13 ordinary shares.
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
In January 2021, we filed an initial listing application for a proposed public offering and listing of our ordinary shares on the STAR Market of the Shanghai Stock Exchange (the “SSE”). The proposed offering and listing of our ordinary shares, which will be denominated in RMB (the “RMB shares”), is currently expected to be completed in 2021, subject to, among other things, market conditions, approval of our shareholders, and necessary regulatory approvals, including approvals or decisions made by relevant regulatory authorities and governmental departments of the PRC, Hong Kong and other applicable jurisdictions. There is no assurance as to when the proposed offering and listing on the STAR Market will be completed, if at all. If we complete a public offering and listing on the STAR Market, we will become subject to the applicable laws, rules and regulations governing public companies listed on the STAR Market in addition to the various laws, rules and regulations that we are subject to in the United States and Hong Kong. The listing and trading of our equity securities in multiple jurisdictions and multiple markets will lead to increased compliance obligations and costs for us, and we may face the risk of significant intervention by regulatory authorities in these jurisdictions and markets. In addition, if we complete a public offering and listing on the STAR Market, we may be subject to securities litigations filed with the courts in China by the investors with respect to the RMB Shares traded on the STAR Market in the future.
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
Under the deposit agreement for the ADSs, the depositary will give us a discretionary proxy to vote the ordinary shares underlying ADS holders' ADSs at shareholders’ meetings if such holders do not give voting instructions to the depositary, unless:
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
*Our amended and restated memorandum and articles of association designate specific courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated memorandum and articles of association provide that, unless we consent in writing to the selection of an alternative forum, the courts of Cayman Islands will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our shareholders, any action asserting a claim arising pursuant to any provision of the Companies Law of the Cayman Islands as amended from time to time, or the amended and restated memorandum and articles of association, or any action asserting a claim governed by the internal affairs doctrine (as such concept is recognized under the U.S. laws). In connection with our proposed offering and listing on the STAR Market, and subject to shareholder approval, we plan to adopt a further amended and restated memorandum and articles of association, which will provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the further amended and restated memorandum and articles of association will provide that any person or entity purchasing or otherwise acquiring any interest in any of our securities is deemed to have notice of and consented to these provisions; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and rules and regulations thereunder.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 66% of our outstanding ordinary shares as of April 19, 2021. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1#	Collaboration and License Agreement, dated January 11, 2021, by and between BeiGene Switzerland GmbH and Novartis Pharma AG	X
10.2†	Consulting Agreement, dated February 24, 2021, by and between the Registrant and Xiaodong Wang		10-K (Exhibit 10.20)	2/25/2021	001-37686
10.3†	Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	4/8/2021	001-37686
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

BEIGENE, LTD.

Date: May 6, 2021	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Howard Liang
Howard Liang
Chief Financial Officer and Chief Strategy Officer
(Principal Financial and Accounting Officer)