Form 10-Q
period 2021-06-30
BeiGene, Ltd.
filed 2021-08-05
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 31, 2021, 1,211,067,023 ordinary shares, par value $0.0001 per share, were outstanding, of which 990,490,709 ordinary shares were held in the form of 76,191,593 American Depositary Shares, each representing 13 ordinary shares.
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

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2021	2020
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		1,776,448	1,381,950
Short-term restricted cash	4	310	307
Short-term investments	4	2,605,452	3,268,725
Accounts receivable, net	10	73,787	60,403
Inventories	5	117,587	89,293
Prepaid expenses and other current assets	10	225,455	160,012
Total current assets		4,799,039	4,960,690
Long-term restricted cash	4	9,927	7,748
Property, plant and equipment, net	6	395,167	357,686
Operating lease right-of-use assets		95,980	90,581
Intangible assets, net	8	12,008	5,000
Deferred tax assets	9	79,751	65,962
Other non-current assets	10	132,244	113,090
Total non-current assets		725,077	640,067
Total assets		5,524,116	5,600,757
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		168,826	231,957
Accrued expenses and other payables	10	398,856	346,144
Deferred revenue, current portion	3	63,605	—
Tax payable	9	13,855	20,380
Operating lease liabilities, current portion		16,550	13,895
Research and development cost share liability, current portion	3	145,820	127,808
Short-term debt	11	434,802	335,015
Total current liabilities		1,242,314	1,075,199
Non-current liabilities:
Long-term bank loans	11	194,856	183,637
Deferred revenue, non-current portion	3	75,272	—
Operating lease liabilities, non-current portion		34,172	29,417
Deferred tax liabilities	9	12,270	10,792
Research and development cost share liability, non-current portion	3	303,126	375,040
Other long-term liabilities	10	55,331	57,429
Total non-current liabilities		675,027	656,315
Total liabilities		1,917,341	1,731,514
Commitments and contingencies	18
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,204,567,023 and 1,190,821,941 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively		120	118
Additional paid-in capital		7,561,155	7,414,932
Accumulated other comprehensive income	15	12,095	6,942
Accumulated deficit		(3,966,595)	(3,552,749)
Total equity		3,606,775	3,869,243
Total liabilities and equity		5,524,116	5,600,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2021	2020	2021	2020
		$	$	$	$
Revenues
Product revenue, net	12	138,624	65,635	244,741	117,694
Collaboration revenue	3	11,368	—	511,123	—
Total revenues		149,992	65,635	755,864	117,694
Expenses
Cost of sales - product		36,263	14,307	68,948	28,456
Research and development		356,091	285,968	676,817	590,270
Selling, general and administrative		232,289	124,049	414,395	231,130
Amortization of intangible assets		187	188	375	471
Total expenses		624,830	424,512	1,160,535	850,327
Loss from operations		(474,838)	(358,877)	(404,671)	(732,633)
Interest (expense) income, net		(4,866)	1,108	(9,045)	7,798
Other (expense) income, net		(867)	19,976	(4,990)	23,657
Loss before income taxes		(480,571)	(337,793)	(418,706)	(701,178)
Income tax (benefit) expense	9	(230)	(1,475)	(4,860)	79
Net loss		(480,341)	(336,318)	(413,846)	(701,257)
Less: net loss attributable to noncontrolling interests		—	(1,116)	—	(2,320)
Net loss attributable to BeiGene, Ltd.		(480,341)	(335,202)	(413,846)	(698,937)

Loss per share attributable to BeiGene, Ltd.		(0.40)	(0.33)	(0.35)	(0.69)
Weighted-average shares outstanding—basic and diluted		1,194,071,476	1,010,230,470	1,191,521,766	1,007,967,904

Loss per American Depositary Share ("ADS")		(5.23)	(4.31)	(4.52)	(9.01)
Weighted-average ADSs outstanding—basic and diluted		91,851,652	77,710,036	91,655,520	77,535,993
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	$	$	$	$
Net loss	(480,341)	(336,318)	(413,846)	(701,257)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	9,626	1,732	5,864	(2,617)
Pension liability adjustments	(136)	—	361	—
Unrealized holding (loss) gain, net	(599)	(4,470)	(1,072)	1,228
Comprehensive loss	(471,450)	(339,056)	(408,693)	(702,646)
Less: comprehensive loss attributable to noncontrolling interests	—	(1,103)	—	(2,411)
Comprehensive loss attributable to BeiGene, Ltd.	(471,450)	(337,953)	(408,693)	(700,235)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Six Months Ended June 30,
	Note	2021	2020
		$	$
Operating activities:
Net loss		(413,846)	(701,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		21,159	15,617
Share-based compensation expenses	14	110,624	83,723
Unrealized losses/(gains) on equity investments	4	6,033	(11,264)
Acquired in-process research and development		53,500	43,000
Amortization of research and development cost share liability	3	(53,902)	(55,240)
Deferred income tax benefits		(12,311)	(1,060)
Other items, net		11,212	(7,064)
Changes in operating assets and liabilities:
Accounts receivable		(13,338)	9,094
Inventories		(28,294)	(4,681)
Other assets		(77,204)	(51,962)
Accounts payable		(42,558)	34,851
Accrued expenses and other payables		1,688	41,465
Deferred revenue		138,877	—
Other liabilities		3,189	(108)
Net cash used in operating activities		(295,171)	(604,886)
Investing activities:
Purchases of property, plant and equipment		(80,920)	(54,138)
Purchases of investments		(1,357,051)	(2,442,943)
Proceeds from sale or maturity of investments		1,997,515	997,242
Purchase of in-process research and development		(8,500)	(43,000)
Other investing activities		(7,500)	(2,025)
Net cash provided by (used in) investing activities		543,544	(1,544,864)
Financing activities:
Proceeds from sale of ordinary shares, net of cost	16	—	2,162,407
Proceeds from research and development cost share liability		—	616,834
Proceeds from long-term loan	11	10,819	49,525
Proceeds from short-term loans	11	112,589	26,197
Repayment of short-term loan		(15,959)	—
Proceeds from option exercises and employee share purchase plan		35,601	28,198
Net cash provided by financing activities		143,050	2,883,161
Effect of foreign exchange rate changes, net		5,257	(4,287)
Net increase in cash, cash equivalents, and restricted cash		396,680	729,124
Cash, cash equivalents, and restricted cash at beginning of period		1,390,005	620,775
Cash, cash equivalents, and restricted cash at end of period		1,786,685	1,349,899
Supplemental cash flow information:
Cash and cash equivalents		1,776,448	1,345,014
Short-term restricted cash		310	283
Long-term restricted cash		9,927	4,602
Income taxes paid		14,527	9,250
Interest paid		14,267	3,354
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		28,885	28,962
Acquired in-process research and development included in accrued expenses		45,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,552,749)	3,869,243	—	3,869,243
Use of shares reserved for share option exercises	(123,097)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	6,623,773	1	25,753	—	—	25,754	—	25,754
Share-based compensation	—	—	45,833	—	—	45,833	—	45,833
Other comprehensive loss	—	—	—	(3,738)	—	(3,738)	—	(3,738)
Net income	—	—	—	—	66,495	66,495	—	66,495
Balance at March 31, 2021	1,197,322,617	119	7,486,518	3,204	(3,486,254)	4,003,587	—	4,003,587
Use of shares reserved for share option exercises	(1,599,676)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	8,844,082	1	9,846	—	—	9,847	—	9,847
Share-based compensation	—	—	64,791	—	—	64,791	—	64,791
Other comprehensive loss	—	—	—	8,891	—	8,891	—	8,891
Net loss	—	—	—	—	(480,341)	(480,341)	—	(480,341)
Balance at June 30, 2021	1,204,567,023	120	7,561,155	12,095	(3,966,595)	3,606,775	—	3,606,775

Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,955,843)	962,205	16,150	978,355
Issuance of ordinary shares in connection with collaboration	206,635,013	21	2,162,386	—	—	2,162,407	—	2,162,407
Use of shares reserved for share option exercises	(3,705,468)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	3,706,573	1	11,628	—	—	11,629	—	11,629
Share-based compensation	—	—	38,255	—	—	38,255	—	38,255
Other comprehensive income	—	—	—	1,453	—	1,453	(104)	1,349
Net loss	—	—	—	—	(363,735)	(363,735)	(1,204)	(364,939)
Balance at March 31, 2020	1,007,976,816	101	5,138,239	(6,548)	(2,319,578)	2,812,214	14,842	2,827,056
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	10,493,392	1	16,568	—	—	16,569	—	16,569
Use of shares reserved for share option exercises and RSU releases	(3,493,516)	—	—	—	—	—	—	—
Share-based compensation	—	—	45,468	—	—	45,468	—	45,468
Deconsolidation of entity	—	—	—	—	—	—	(3,545)	(3,545)
Other comprehensive loss	—	—	—	(2,751)	—	(2,751)	13	(2,738)
Net loss	—	—	—	—	(335,202)	(335,202)	(1,116)	(336,318)
Balance at June 30, 2020	1,014,976,692	102	5,200,275	(9,299)	(2,654,780)	2,536,298	10,194	2,546,492
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
The Company has delivered ten molecules into the clinic in its first ten years, including three commercial medicines, BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers, tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers, and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. The Company is marketing BRUKINSA® in the world’s two largest pharmaceutical markets, the United States and the People's Republic of China ("China" or the "PRC"), and tislelizumab and pamiparib in China, with an established, science-based commercial organization. Additionally, the Company has licensed the China rights to multiple medicines, including Amgen's XGEVA®, BLINCYTO®, and KYPROLIS®; BMS's REVLIMID®, VIDAZA®, and ABRAXANE®; and EUSA Pharma's SYLVANT® and QARZIBA®. The Company has built state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines and plans to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. It also works with high quality contract manufacturing organizations (“CMOs”) to manufacture its internally developed clinical and commercial products.
The Company is a leader in China-inclusive global clinical development, which it believes can facilitate faster and more cost-effective development of innovative medicines. Its internal clinical development capabilities are deep, including a more than 1,600-person global clinical development team that is running more than 90 ongoing or planned clinical trials. This includes more than 30 pivotal or registration-enabling trials for three drug candidates that have enrolled more than 13,000 patients and healthy volunteers, of which approximately one-half have been outside of China, as of June 2021. The Company has over 45 medicines and drug candidates in commercial stage or clinical development, including 8 approved medicines, 4 pending approval, and over 30 in clinical development.
Supported by its development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis to develop and commercialize innovative medicines globally. Since its inception in 2010 in Beijing, the Company has become a fully integrated global organization of over 6,400 employees in 18 countries and regions as of June 30, 2021, including China, the United States, Europe and Australia.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2021 and 2020, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report").
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate accounting units and determining the standalone selling price of each performance obligation in the Company’s revenue arrangements, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, valuation of inventory, estimating the allowance for credit losses, determining defined benefit pension plan obligations, measurement of right-of-use assets and lease liabilities and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
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
There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2021, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2021 and December 31, 2020:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2021	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	527,749	—	—
Money market funds	195,444	—	—
Short-term investment (Note 4):
U.S. Treasury securities	2,605,452	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	7,880	4,223	—
Total	3,336,525	4,223	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	286,072	—	—
Money market funds	80,838	—	—
Short-term investment (Note 4):
U.S. Treasury securities	3,268,725	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	10,810	6,669	—
Total	3,646,445	6,669	—
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

As of June 30, 2021 or December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
3. Collaborative Arrangements
The Company has entered into collaborative arrangements for the research and development, manufacture and/or commercialization of medicines and drug candidates. To date, these collaborative arrangements have included out-licenses of internally developed products and drug candidates to other parties, in-licenses of products and drug candidates from other parties, and profit- and cost-sharing arrangements. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost-sharing and reimbursement arrangements, royalty payments, and profit sharing.
Out-Licensing Arrangements
For the three and six months ended June 30, 2021, the Company’s collaboration revenue consisted entirely of revenue recognized under its out-licensing collaborative agreement with Novartis Pharma AG ("Novartis"). There was no collaboration revenue recognized for the three and six months ended June 30, 2020.
The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue from Collaborators	$	$	$	$
License revenue	—	—	484,646	—
Research and development service revenue	11,368	—	26,477	—
Total	11,368	—	511,123	—
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

The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the six months ended June 30, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the six months ended June 30, 2021. The portion of the transaction price allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $11,368 and $26,477 during the three and six months ended June 30, 2021, respectively.

In-Licensing Arrangements
Amgen
In October 2019, the Company entered into a global strategic oncology collaboration with Amgen (the "Amgen Collaboration Agreement") for the commercialization and development in China, excluding Hong Kong, Taiwan and Macau, of Amgen’s XGEVA®, KYPROLIS®, and BLINCYTO®, and the joint global development of a portfolio of oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. The agreement became effective on January 2, 2020, following approval by the Company's shareholders and satisfaction of other closing conditions.
Under the agreement, the Company is responsible for the commercialization of XGEVA®, KYPROLIS® and BLINCYTO® in China for five or seven years. Amgen is responsible for manufacturing the products globally and will supply the products to the Company at an agreed upon price. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one product and is entitled to receive royalties on sales in China for an additional five years on the products not retained. XGEVA® was approved in China in 2019 for patients with giant cell tumor of the bone and in November 2020 for the prevention of skeletal-related events in cancer patients with bone metastases. In July 2020, the Company began commercializing XGEVA® in China. In December 2020, BLINCYTO® was approved in China for injection for the treatment of adult patients with relapsed or refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL). In July 2021, KYPROLIS® was conditionally approved in China for injection in combination with dexamethasone for the treatment of adult patients with relapsed or refractory (R/R) multiple myeloma.
Amgen and the Company are also jointly developing a portfolio of Amgen oncology pipeline assets under the collaboration. The Company is responsible for conducting clinical development activities in China and co-funding global development costs by contributing cash and development services up to a total cap of $1,250,000. Amgen is responsible for all development, regulatory and commercial activities outside of China. For each pipeline asset that is approved in China, the Company will receive commercial rights for seven years from approval. The Company has the right to retain approximately one out of every three approved pipeline assets, other than LUMAKRAS™ (sotorasib), Amgen's KRAS G12C inhibitor, for commercialization in China. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. The Company is entitled to receive royalties from sales in China for pipeline assets returned to Amgen for five years after the seven-year commercialization period. The Company is also entitled to receive royalties from global sales of each product outside of China (with the exception of sotorasib).
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
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	$	$	$	$
Research and development expense	27,687	28,337	55,330	56,703
Amortization of research and development cost share liability	26,973	27,606	53,903	55,240
Total amount due to Amgen for BeiGene's portion of the development funding	54,660	55,943	109,233	111,943

				As of
				June 30,
				2021
Remaining portion of development funding cap				909,777
As of June 30, 2021 and December 31, 2020, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of
	June 30,	December 31,
	2021	2020
	$	$
Research and development cost share liability, current portion	145,820	127,808
Research and development cost share liability, non-current portion	303,126	375,040
Total research and development cost share liability	448,946	502,848

The total reimbursement due under the commercial profit-sharing agreement for in-line product sales is classified in the income statement for the three and six months ended June 30, 2021 and 2020 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	$	$	$	$
Cost of sales - product	(32)	—	678	—
Research and development	322	—	63	—
Selling, general and administrative	(9,218)	—	(15,917)	—
Total	(8,928)	—	(15,176)	—
The Company purchases from Amgen inventory of XGEVA®, KYPROLIS® and BLINCYTO® to distribute in China. Amounts payable to Amgen for inventory purchases and co-development funding as of June 30, 2021 and December 31, 2020 were $94,616 and $121,917, respectively.
Shoreline
In June 2021, the Company signed an exclusive worldwide strategic collaboration with Shoreline Biosciences, Inc., to develop and commercialize a portfolio of NK-based based cell therapeutics leveraging Shoreline’s iPSC NK cell technology and BeiGene’s research and clinical development capabilities for different malignancies.
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $10,237 and $8,055 as of June 30, 2021 and December 31, 2020, respectively, primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
Short-Term Investments
Short-term investments as of June 30, 2021 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	2,605,653	—	(201)	2,605,452
Total	2,605,653	—	(201)	2,605,452
 Short-term investments as of December 31, 2020 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	3,267,875	850	—	3,268,725
Total	3,267,875	850	—	3,268,725
As of June 30, 2021, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of June 30, 2021.
Equity Securities with Readily Determinable Fair Values
Leap
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. As of June 30, 2021, the Company's ownership interest in the outstanding common stock of Leap was 8.1% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 14.9% based on information from Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other (expense) income, net. The Company recorded unrealized losses of $2,325 and $5,376 for the three and six months ended June 30, 2021, respectively, and unrealized gains of $4,300 and $11,264 for the three and six months ended June 30, 2020, respectively, in the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the fair value of the common stock and warrants was as follows:

	As of
	June 30,	December 31,
	2021	2020
	$	$
Fair value of Leap common stock	7,880	10,810
Fair value of Leap warrants	4,223	6,669

Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $18,712 and $9,705 in equity securities without readily determinable fair values as of June 30, 2021 and December 31, 2020, respectively. There were no adjustments to the carrying values of these securities for the three and six months ended June 30, 2021.
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
Upon deconsolidation, the Company recorded an equity investment of $10,000, which represents the estimated fair value of its 55.6% ownership interest in MapKure. Effective June 8, 2020, the Company is accounting for the investment as an equity-method investment and records its portion of MapKure's earnings or losses within other (expense) income, net. The Company recognized losses of $236 and $472 for the three and six months ended June 30, 2021, respectively, and a loss of $23 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the carrying amount of the Company's investment in MapKure was $9,037 and $9,509, respectively.
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
GET Bio-fund has four limited partners and one general partner, Guangzhou GET Biomedical Industry Investment Fund Management Co., Ltd. (“GET Bio-fund Management”). GET Bio-fund has an agreed duration for seven years, with the first five years as the investment period and the following two years as the projected payback period. The agreed upon duration may be extended for two additional years with the approval of all of the partners. BeiGene Guangzhou, as a limited partner, holds an ownership interest in the fund of 26.3%. The investment committee for the fund has seven members, and requires resolutions to be approved by at least five of the seven members. BeiGene Guangzhou holds one position on the investment committee and GET Bio-fund Management holds three positions. The Company determined that it has the ability to exercise significant influence over the fund due to the Company's ownership interest and involvement on the investment committee, and the investment represents an equity method investment. The Company recognized an unrealized gain/(loss) of $79 and $(55) for its portion of the fund's net gain/(loss) for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, the carrying amount of the Company's investment in the fund was $12,261 and $12,189, respectively. In addition to the GET Bio-fund Management investment, the Company also plans to enter into a cooperative investment agreement with GET to form a joint venture for the construction of a new research center in Guangzhou.
Other Equity-Method Investments
In addition to the equity-method investments mentioned above, the Company made additional equity-method investments during the year ended December 31, 2020 and the six months ended June 30, 2021 that it does not consider to be individually significant to its financial statements. The Company recognized the equity-method investments at cost and subsequently adjusted the basis based on the Company's share of the results of operations. The Company records its share of the investees' results of operations within other (expense) income, net.
5. Inventories
The Company’s inventory balance consisted of the following:

	As of
	June 30,	December 31,
	2021	2020
	$	$
Raw materials	44,856	19,330
Work in process	10,806	1,378
Finished goods	61,925	68,585
Total inventories	117,587	89,293
6. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	June 30,	December 31,
	2021	2020
	$	$
Laboratory equipment	100,187	78,640
Leasehold improvements	42,691	37,643
Building	133,280	111,527
Manufacturing equipment	113,527	96,669
Software, electronics and office equipment	23,791	20,782
Property, plant and equipment, at cost	413,476	345,261
Less accumulated depreciation	(97,173)	(73,354)
Construction in progress	78,864	85,779
Property, plant and equipment, net	395,167	357,686
 As of June 30, 2021 and December 31, 2020, construction in progress ("CIP") of $78,864 and $85,779, respectively, was primarily related to the buildout of additional capacity at the Guangzhou manufacturing facility and expansion of BeiGene

(Guangzhou) Co., Ltd.'s ("BGC") research and development activities in Guangzhou, China. Subsequent phases of the Guangzhou factory buildout and BGC research and development expansion will continue to be recorded as CIP until they are placed into service.
Depreciation expense was $11,223 and $20,667 for the three and six months ended June 30, 2021, respectively, and $7,679 and $15,146 for the three and six months ended June 30, 2020, respectively.
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
In connection with the JV share purchase, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 ("Senior Loan"), of which $120,000 will be used to fund the JV share repurchase and repayment of the shareholder loan and $80,000 can be used for general working capital purposes. The Company may extend the original maturity date for up to two additional twelve month periods. In October 2020, the Company drew down $80,000 of the working capital facility and $118,320 of the acquisition facility to be used for the JV share repurchase. In addition, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership ("Zhuhai Hillhouse") for a total loan facility of $73,640 (RMB500,000) ("Related Party Loan"), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility, including principal, interest and fees. The Company has drawn down $15,488 (RMB100,000) of the Related Party Loan as of June 30, 2021. See Note 11 for further discussion of the loans.
8. Intangible Assets
Intangible assets as of June 30, 2021 and December 31, 2020 are summarized as follows:

	As of
	June 30, 2021			December 31, 2020
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(2,875)	4,625	7,500	(2,500)	5,000
Developed product	7,500	(117)	7,383	—	—	—
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	15,816	(3,808)	12,008	8,316	(3,316)	5,000
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from BMS, REVLIMID®, VIDAZA®, and ABRAXANE®, acquired as part of the transaction with BMS (then Celgene) in 2017. The

Company is amortizing the product distribution rights over a period of 10 years which is the term of the agreement. Developed product represents the post-approval milestone payment under the license agreement with Merck KGaA that was terminated during the year ended December 31, 2018. The Company is amortizing the developed product over the remainder of the product patent through December 31, 2031. The trading license represents the Guangzhou drug distribution license acquired on September 21, 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed product is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and the trading licenses is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	$	$	$	$
Amortization expense - Cost of sales - product	117	—	117	—
Amortization expense - Operating expense	187	188	375	471
Total	304	188	492	471
As of June 30, 2021, expected amortization expense for the unamortized finite-lived intangible assets is approximately $727 for the remainder of 2021, $1,453 in 2022, $1,453 in 2023, $1,453 in 2024, and $6,922 in 2025 and thereafter.
9. Income Taxes
Income tax benefit was $230 and $4,860 for the three and six months ended June 30, 2021, respectively. Income tax benefit was $1,475 for the three months ended June 30, 2020, and income tax expense was $79 for the six months ended June 30, 2020. The income tax benefit for the three and six months ended June 30, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses. The income tax benefit and expense for the three and six months ended June 30, 2020, respectively, was primarily attributable to tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses, offset by the tax benefit of deferred U.S. stock-based compensation deductions. The Company's current U.S. tax was reduced by windfall stock compensation deductions and research and development tax credits.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of June 30, 2021, it is more likely than not that deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, for certain subsidiaries in China, and for all U.S. tax credit carryforwards.
As of June 30, 2021, the Company had gross unrecognized tax benefits of $8,306. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $579 and $1,183, respectively, in the three and six months ended June 30, 2021 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2021 and December 31, 2020, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of June 30, 2021, Australia tax matters are open to examination for the years 2013 through 2021, China tax matters are open to examination for the years 2014 through 2021, Switzerland tax matters are open to examination for the years 2017 through 2021, and U.S. federal tax matters are open to examination for years 2015 through 2021. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2021.

10. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the six months ended June 30, 2021 and 2020 consists of the following activity:

	Six Months Ended
	June 30,
	2021	2020
	$	$
Balance at beginning of the period	112	—
Current period provision for expected credit losses	(46)	121
Amounts written-off	—	—
Exchange rate changes	1	—
Balance at end of the period	67	121

Prepaid expenses and other current assets consist of the following:

	As of
	June 30,	December 31,
	2021	2020
	$	$
Prepaid research and development costs	73,563	71,341
Prepaid taxes	26,941	30,392
Payroll tax receivable	29,141	3,580
Non-trade receivable	3,504	4,464
Interest receivable	6,916	6,619
Prepaid insurance	7,113	1,347
Prepaid manufacturing cost	51,408	25,996
Income tax receivable	5,108	4,607
Other	21,761	11,666
Total	225,455	160,012
Other non-current assets consist of the following:

	As of
	June 30,	December 31,
	2021	2020
	$	$
Goodwill	109	109
Prepayment of property and equipment	24,244	16,984
Prepayment of facility capacity expansion activities (1)	23,096	29,778
Prepaid VAT	23,600	10,913
Rental deposits and other	7,244	5,962
Long-term investments (Note 4)	53,951	49,344
Total	132,244	113,090
(1) Represents payments for facility expansions under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.

Accrued expenses and other payables consist of the following:

	As of
	June 30,	December 31,
	2021	2020
	$	$
Compensation related	81,795	106,765
External research and development activities related	169,826	143,302
Commercial activities	73,073	66,131
Employee tax withholdings	36,074	14,373
Sales rebates and returns related	25,572	11,874
Professional fees and other	12,516	3,699
Total	398,856	346,144
Other long-term liabilities consist of the following:

	As of
	June 30,	December 31,
	2021	2020
	$	$
Deferred government grant income	47,403	49,139
Pension liability	7,752	8,113
Other	176	177
Total	55,331	57,429
11. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of June 30, 2021 and December 31, 2020:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	June 30, 2021		December 31, 2020
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	774	5,000	307	2,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	774	5,000	—	—
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(3)		5.8%	198,320	1,280,475	198,320	1,294,010
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(4)		5.8%	15,488	100,000	15,326	100,000
Other short-term debt (5)						219,446	1,416,874	121,062	789,918
Total short-term debt						434,802	2,807,349	335,015	2,185,928

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	88,901	574,000	88,584	578,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	53,434	345,000	53,641	350,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(6)	52,521	339,111	41,412	270,206
Total long-term bank loans						194,856	1,258,111	183,637	1,198,206
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of June 30, 2021. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out. The Company repaid $155 (RMB1,000) during the six months ended June 30, 2021.
2.On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of June 30, 2021.

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
5.During the year ended December 31, 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,480,000 in aggregate, with maturity dates ranging from April 19, 2021 to June 29, 2022. The Company drew down $112,589 (RMB730,082) during the six months ended June 30, 2021. The Company repaid $15,804 (RMB103,126) of the short-term loans in the six months ended June 30, 2021. The weighted average interest rate for the short-term working capital loans was approximately 4.3% as of June 30, 2021. One of the short-term working capital loans outstanding in the amount of $24,781 (RMB160,000) is secured by the Company's research and development facility in Beijing and the associated land use right owned by its subsidiary, Beijing Innerway Bio-tech Co., Ltd.
6.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of June 30, 2021. The Company drew down $10,819 (RMB68,905) during the six months ended June 30, 2021. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
Interest Expense
Interest expense recognized for the three and six months ended June 30, 2021 was $7,627 and $14,577, respectively, among which, $147 and $251 was capitalized, respectively. Interest expense recognized for the three and six months ended June 30, 2020 was $1,888 and $3,607, respectively, among which, $57 and $124 was capitalized, respectively.
12. Product Revenue
The Company’s product revenue is derived from the sale of its internally developed products BRUKINSA® in the United States and China, and tislelizumab and pamiparib in China, as well as the sale of REVLIMID®, VIDAZA® and ABRAXANE® in China under a license from BMS and XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen. On March 25, 2020, the Company announced that the China National Medical Products Administration ("NMPA") suspended the importation, sales and use of ABRAXANE® in China supplied to BeiGene by Celgene, a BMS company, and the drug was subsequently recalled by BMS and is not currently available for sale in China.
The table below presents the Company’s net product sales for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	$	$
Product revenue – gross	148,312	67,689	291,794	120,877
Less: Rebates and sales returns	(9,688)	(2,054)	(47,053)	(3,183)
Product revenue – net	138,624	65,635	244,741	117,694

The following table disaggregates net product sales by product for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	$	$	$	$
Tislelizumab	74,879	29,417	123,758	49,943
BRUKINSA®	42,423	6,974	64,513	7,691
REVLIMID®	10,146	17,219	26,775	24,847
VIDAZA®	3,255	11,789	6,961	17,832
ABRAXANE®	—	236	—	17,381
XGEVA®	3,338	—	17,792	—
Pamiparib	2,221	—	2,221	—
Other	2,362	—	2,721	—
Total product revenue – net	138,624	65,635	244,741	117,694
The following table presents the roll-forward of accrued sales rebates and returns for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
	$	$
Balance at beginning of the period	11,874	3,198
Accrual	47,053	3,183
Payments	(33,355)	(2,485)
Balance at end of the period	25,572	3,896
Sales rebates accrued and paid through June 30, 2021 increased as a result of compensating distributors for products previously sold at the pre-NRDL price, which remained in the distribution channel, due to the first inclusion of tislelizumab, BRUKINSA and XGEVA in the NRDL.
13. Loss Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	$	$	$	$
Numerator:
Net loss	(480,341)	(336,318)	(413,846)	(701,257)
Less: Net loss attributable to noncontrolling interest	—	(1,116)	—	(2,320)
Net loss attributable to BeiGene, Ltd.	(480,341)	(335,202)	(413,846)	(698,937)

Denominator:
Weighted average shares outstanding—basic and diluted	1,194,071,476	1,010,230,470	1,191,521,766	1,007,967,904
For the three and six months ended June 30, 2021 and June 30, 2020, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

14. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company's initial public offering ("IPO") on the NASDAQ Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of June 30, 2021, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,458. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the six months ended June 30, 2021, the Company granted options for 5,696,054 ordinary shares and restricted share units for 12,828,907 ordinary shares under the 2016 Plan. As of June 30, 2021, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 67,981,478 and 36,537,657, respectively. As of June 30, 2021, share-based awards to acquire 51,329,739 ordinary shares were available for future grant under the 2016 Plan.
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
During the six months ended June 30, 2021, the Company did not grant any options or restricted share units under the 2018 Plan. As of June 30, 2021, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 32,539 and 1,085,786, respectively. As of June 30, 2021, share-based awards to acquire 9,237,253 ordinary shares were available for future grant under the 2018 Plan.
2018 Employee Share Purchase Plan
In June 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”). Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In December 2018, the board of directors of the Company approved an amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. In June 2019, the board of directors adopted an amendment to revise the eligibility criteria for enrollment in the plan. In June 2021, the board of directors of the Company adopted the third amended and restated ESPP to include some technical amendments under U.S. tax rules and to consolidate the changes in the prior amendment, to be effective on September 1, 2021. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
As of June 30, 2021, 5,619,932 ordinary shares were available for future issuance under the ESPP.

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
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	$	$	$	$
Research and development	30,193	23,712	52,082	44,111
Selling, general and administrative	34,598	21,756	58,542	39,612
Total	64,791	45,468	110,624	83,723
15. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2020	14,184	871	(8,113)	6,942
Other comprehensive (loss) income before reclassifications	5,864	(1,010)	361	5,215
Amounts reclassified from accumulated other comprehensive income (1)	—	(62)	—	(62)
Net-current period other comprehensive (loss) income	5,864	(1,072)	361	5,153
Balance as of June 30, 2021	20,048	(201)	(7,752)	12,095
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
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2021 and December 31, 2020, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $659,122 and $119,776, respectively.
18. Commitments and Contingencies
Purchase Commitments
As of June 30, 2021, the Company had purchase commitments amounting to $220,147, of which $86,293 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $133,854 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital Commitments
The Company had capital commitments amounting to $70,669 for the acquisition of property, plant and equipment as of June 30, 2021, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility, expansion of BGC's research and development activities in Guangzhou, China, and research and development operations at the Changping facility in Beijing, China.
Co-Development Funding Commitment
    Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of June 30, 2021, the Company's remaining co-development funding commitment was $909,777.
Research and Development Commitment
The Company entered into a long-term research and development agreement during the three months ended June 30, 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next five years. As of June 30, 2021, the total research and development commitment amounted to $74,751.
Funding Commitment
The Company had committed capital related to one equity method investment in the amount of $15,000. As of June 30, 2021, the remaining capital commitment was $13,500 and is expected to be paid from time to time over the investment period.
Pension Commitment
The Company maintains a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1,300 per year based on annual funding contributions in effect as of June 30, 2021 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
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
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	$	$	$	$
PRC	122,635	62,576	218,617	113,918
United States	23,846	3,059	383,809	3,776
Other	3,511	—	153,438	—
Total	149,992	65,635	755,864	117,694
U.S. revenues for the three and six months ended June 30, 2021 consisted of collaboration revenue of $7,958 and $357,786, respectively, and BRUKINSA® product sales of $15,888 and $26,023, respectively. U.S. revenues for the three and six months ended June 30, 2020 consisted entirely of BRUKINSA® product sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Item 1-Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to successfully develop and commercialize oncology assets licensed from Amgen in China pursuant to our global strategic oncology collaboration with Amgen; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; our expectations about the successful restoration of supply of ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension) in China; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory environment and regulatory developments in the United States, the People’s Republic of China (“China” or “PRC”), the United Kingdom, the European Union ("EU") and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance and the pricing and reimbursement of our medicines and drug candidates, if approved; developments relating to our competitors and industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs and ordinary shares, and impact of securities analysts’ reports on these prices; the impact of the COVID-19 pandemic on our clinical development, commercial and other operations; and other risks and uncertainties, including those listed under “Part II-Item 1A-Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II-Item 1A-Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.
Overview
We are a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and expand access for patients worldwide.
We have delivered ten molecules into the clinic in its first ten years, including three commercial medicines, BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers, tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers, and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We are marketing BRUKINSA® in the world’s two largest pharmaceutical markets, the United States and the People's Republic of China ("China" or the "PRC"), and tislelizumab and pamiparib in China, with an established, science-based commercial organization. Additionally, we have licensed the China rights to multiple medicines, including Amgen's XGEVA®, BLINCYTO®, and KYPROLIS®; BMS's ABRAXANE®, REVLIMID®, and VIDAZA®; and EUSA Pharma's SYLVANT® and QARZIBA®. We have built state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of our medicines, and plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. We also work with high quality contract manufacturing organizations (“CMOs”) to manufacture our internally developed clinical and commercial products.
We are a leader in China-inclusive global clinical development, which we believe can facilitate faster and more cost-effective development of innovative medicines. Our internal clinical development capabilities are deep, including a more than 1,600-person global clinical development team that is running more than 90 ongoing or planned clinical trials. This includes more than 30 pivotal or registration-enabling trials for three drug candidates that have enrolled more than 13,000 patients and healthy volunteers, of which approximately one-half have been outside of China, as of June 2021. We have over 45 medicines and drug candidates in commercial stage or clinical development, including 8 approved medicines, 4 pending approval, and over 30 in clinical development.
Supported by our development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis to develop and commercialize innovative medicines globally. Since our inception in 2010 in Beijing, we have become a fully integrated global organization of over 6,400 employees in 18 countries and regions as of June 30, 2021, including China, the United States, Europe and Australia.
Recent Developments
Recent Business Developments
On July 29, 2021, we announced positive topline results from an interim analysis of the Phase 3 SEQUOIA trial comparing BRUKINSA® (zanubrutinib) to bendamustine and rituximab (B+R) in patients with treatment-naïve (TN) chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) whose tumor did not exhibit the deletion of chromosome 17p13.1 (del[17p]). With a median follow-up of 25.8 months, the SEQUOIA trial met the primary endpoint of progression-free survival (PFS) as assessed by independent review committee (IRC), as BRUKINSA® achieved a highly statistically significant improvement in PFS compared to B+R. In addition, the trial demonstrated a statistically significant improvement in PFS per investigator assessment, a secondary endpoint. BRUKINSA® was also generally well-tolerated, consistent with its known safety profile.
On July 26, 2021, we announced that BRUKINSA® (zanubrutinib) was approved by Health Canada for the treatment of mantle cell lymphoma (MCL) in adult patients who have received at least one prior therapy. This is the second approval for BRUKINSA in Canada, following its initial approval in March 2021 for adult patients with Waldenström’s macroglobulinemia (WM).
On July 9, 2021, we announced that the China National Medical Products Administration (NMPA) conditionally approved KYPROLIS® (carfilzomib) for injection in combination with dexamethasone for the treatment of adult patients with relapsed or refractory (R/R) multiple myeloma who have received at least two prior therapies, including a proteasome inhibitor and an immunomodulatory agent. KYPROLIS® is licensed to us in China under our strategic collaboration with Amgen. This is the first approval for KYPROLIS® in China.
On July 7, 2021, we announced that the Center for Drug Evaluation (CDE) of the NMPA accepted a supplemental Biologics License Application (sBLA) for our anti-PD1 antibody tislelizumab for the treatment of patients with locally advanced or metastatic esophageal squamous cell carcinoma (ESCC) who have disease progression following or are intolerant to first-line standard chemotherapy.
On June 23, 2021, we announced that the NMPA granted our anti-PD-1 antibody tislelizumab approval for the first-line treatment of patients with advanced non-squamous non-small cell lung cancer (NSCLC) and conditional approval for the treatment of patients with hepatocellular carcinoma (HCC) who have been previously treated with at least one systemic therapy.
On June 18, 2021, we announced that BRUKINSA® (zanubrutinib) received conditional approval from the NMPA for the treatment of adult patients with WM who have received at least one prior therapy. The supplemental new drug application (sNDA) was previously granted priority review by the CDE of the NMPA in October 2020.
On June 11, 2021, we presented results from the interim analysis of the Phase 3 ALPINE trial comparing BRUKINSA® (zanubrutinib) to ibrutinib in adult patients with R/R chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma

(SLL), including superiority in the primary endpoint of investigator-assessed overall response rate (ORR) and superiority in a key secondary endpoint of atrial fibrillation or flutter.
On June 9, 2021, we announced that we entered into an exclusive worldwide strategic collaboration with Shoreline Biosciences, Inc. ("Shoreline") to develop and commercialize a portfolio of NK-based cell therapeutics with Shoreline’s iPSC NK cell technology and our research and clinical development capabilities for different malignancies. Shoreline will receive an upfront cash payment and is eligible to receive additional research and development funding, milestone payments, and royalties pending successful development, regulatory approval and commercialization of the licensed candidates.
On June 7, 2021, we announced that the CDE of the NMPA accepted an sBLA for anti-PD-1 antibody tislelizumab for the treatment of patients with previously treated, locally advanced unresectable or metastatic microsatellite instability-high (MSI-H) or mismatch repair-deficient (dMMR) solid tumors.
On May 19, 2021, we announced that the U.S. Food and Drug Administration (FDA) accepted an sNDA for BRUKINSA® (zanubrutinib) for the treatment of adult patients with marginal zone lymphoma (MZL) who have received at least one prior anti-CD20-based therapy and granted priority review. The Prescription Drug User Fee Act (PDUFA) target action date is September 19, 2021.
On May 7, 2021, we announced that our PARP inhibitor pamiparib received conditional approval from the NMPA for the treatment of patients with germline BRCA (gBRCA) mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy. The new drug application was previously granted priority review by the CDE in July 2020.
Components of Operating Results
Revenue
Product Revenue
We began generating product revenue in September 2017 through our in-license agreement with BMS (then Celgene) to distribute the approved cancer therapies REVLIMID®, VIDAZA®, and ABRAXANE® in China. Following approval from the FDA in November 2019, we launched our first internally developed medicine, BRUKINSA®, in the United States. We launched our second internally developed medicine, tislelizumab, in China in March 2020 and in June 2020, we launched BRUKINSA® in China. Additionally, we launched our third internally developed medicine, pamiparib, in China in May 2021. In July 2020, we began selling XGEVA® under our in-license agreement with Amgen. In December 2020, we announced the inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the updated National Reimbursement Drug List (the "NRDL") by the China National Healthcare Security Administration ("NHSA"), which became effective on March 1, 2021. We received approval for BLINCYTO® in China in December 2020, and received approval for KYPROLIS® in China in July 2021, and plan to launch additional in-licensed products from our collaborations, and continue to expand our efforts to promote our existing commercial products.
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
Expenses
Cost of Sales
Cost of sales includes the costs to manufacture our internally developed commercial products, as well as costs to purchase tislelizumab from Boehringer Ingelheim Biopharmaceuticals (China) Ltd. Additionally, cost of sales included the cost of products purchased from Amgen and BMS. Also included in cost of sales are amounts paid to Amgen for its share of net sales or gross margin earned on sales of products in-licensed from Amgen. Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory is depleted and additional inventory is manufactured. To date, the Company's initial pre-launch inventory for its commercial products has been immaterial, and the consumption of the remaining pre-launch inventory on hand is not expected to have a significant impact on the Company's gross margin.
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
•pamiparib, a selective small molecule inhibitor of PARP1 and PARP2;
•ociperlimab, an investigational humanized monoclonal antibody against TIGIT;
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
•establishing and maintaining commercial manufacturing capabilities or making arrangements with third‑party manufacturers;
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support planned increases in commercialization activities with respect to tislelizumab, BRUKINSA®, pamiparib, XGEVA®, BLINCYTO®, and KYPROLIS®, and the preparation for potential launch and commercialization of additional in-licensed products from our collaborations and internally developed products, if approved. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our treatments for various cancers and the initiation of clinical trials for potential new indications or drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance. We also incur significant legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company with our ADSs and ordinary shares listed for trading on The NASDAQ Global Select Market and The Hong Kong Stock Exchange, respectively.
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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$138,624	$65,635	$72,989	111.2%	$244,741	$117,694	$127,047	107.9%
Collaboration revenue	11,368	—	11,368	NM	511,123	—	511,123	NM
Total revenues	149,992	65,635	84,357	128.5%	755,864	117,694	638,170	542.2%
Expenses
Cost of sales - product	36,263	14,307	21,956	153.5%	68,948	28,456	40,492	142.3%
Research and development	356,091	285,968	70,123	24.5%	676,817	590,270	86,547	14.7%
Selling, general and administrative	232,289	124,049	108,240	87.3%	414,395	231,130	183,265	79.3%
Amortization of intangible assets	187	188	(1)	(0.5)%	375	471	(96)	(20.4)%
Total expenses	624,830	424,512	200,318	47.2%	1,160,535	850,327	310,208	36.5%
Loss from operations	(474,838)	(358,877)	(115,961)	32.3%	(404,671)	(732,633)	327,962	(44.8)%
Interest (expense) income, net	(4,866)	1,108	(5,974)	(539.2)%	(9,045)	7,798	(16,843)	(216.0)%
Other (expense) income, net	(867)	19,976	(20,843)	(104.3)%	(4,990)	23,657	(28,647)	(121.1)%
Loss before income taxes	(480,571)	(337,793)	(142,778)	42.3%	(418,706)	(701,178)	282,472	(40.3)%
Income tax (benefit) expense	(230)	(1,475)	1,245	(84.4)%	(4,860)	79	(4,939)	(6,251.9)%
Net loss	(480,341)	(336,318)	(144,023)	42.8%	(413,846)	(701,257)	287,411	(41.0)%
Less: Net loss attributable to noncontrolling interest	—	(1,116)	1,116	(100.0)%	—	(2,320)	2,320	(100.0)%
Net loss attributable to BeiGene, Ltd.	$(480,341)	$(335,202)	$(145,139)	43.3%	$(413,846)	$(698,937)	$285,091	(40.8)%
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue
Total revenue increased to $150.0 million for the three months ended June 30, 2021, from $65.6 million for the three months ended June 30, 2020, primarily due to continued sales increases of our internally developed products and collaboration revenue from the Novartis agreement.
The following table summarizes the components of revenue for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended
	June 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
Product revenue	$138,624	$65,635	$72,989	111.2%
Collaboration revenue:
Research and development service revenue	11,368	—	11,368	NM
Total collaboration revenue	11,368	—	11,368	NM
Total Revenue	$149,992	$65,635	$84,357	128.5%

Net product revenues consisted of the following:

	Three Months Ended
	June 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
Tislelizumab	$74,879	$29,417	$45,462	154.5%
BRUKINSA®	42,423	6,974	35,449	508.3%
REVLIMID®	10,146	17,219	(7,073)	(41.1)%
VIDAZA®	3,255	11,789	(8,534)	(72.4)%
ABRAXANE®	—	236	(236)	(100.0)%
XGEVA®	3,338	—	3,338	NM
Pamiparib	2,221	—	2,221	NM
Other	2,362	—	2,362	NM
Total product revenue	$138,624	$65,635	$72,989	111.2%
Net product revenue increased 111.2% to $138.6 million for the three months ended June 30, 2021, compared to $65.6 million in the prior year period, primarily due to continued increases in sales of tislelizumab in China and BRUKINSA® in the United States and China, as well as sales of pamiparib, which we began selling in China in May 2021, partially offset by decreased sales of the BMS products distributed in China. In addition, product revenues in the second quarter of 2021 were positively impacted by sales of Amgen's XGEVA® in China, which we began distributing in July 2020.
Product sales in the second quarter of 2021 continued to experience significant increases in patient demand in the first full quarter since the inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the updated NRDL, which became effective on March 1, 2021.
In the second quarter of 2021, sales of XGEVA® were $3.3 million, as compared to $14.5 million in the first quarter of 2021. We recognize revenue on XGEVA® upon delivery to the distributor, which can lead to period to period sales variability based on several factors, including the lead time associated with imported products. We have seen consistent increased patient demand since launch, and expect XGEVA® revenue to be consistent with its first quarter level for the remainder of 2021.
Overall, we expect sales of our internally-developed products and in-licensed products from Amgen to lead to total product revenue growth in 2021, driven by an increase in sales volume as our launches progress.
We expect product revenue from the in-licensed products from BMS to continue to be impacted by the NMPA’s suspension of the importation, sales and use of ABRAXANE® in China in March 2020 and the subsequent voluntary recall of ABRAXANE® by BMS, as well as increased competition from generic products for REVLIMID® and the loss of volume-based procurement ("VBP") bidding for VIDAZA®. Although the impact of COVID-19 on commercial activities in China lessened in the second half of 2020 and in the first half of 2021, there is continued uncertainty regarding the future potential impact of the pandemic both in China and the United States, as well as globally. We do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE®.
Collaboration revenue totaled $11.4 million for the three months ended June 30, 2021, which was recognized from deferred revenue for R&D services performed during the three months ended June 30, 2021 (see Footnote 3). We did not have any collaboration revenue during the three months ended June 30, 2020.
Cost of Sales
Cost of sales increased to $36.3 million for the three months ended June 30, 2021 from $14.3 million for the three months ended June 30, 2020, primarily due to increased product sales of tislelizumab, BRUKINSA®, and XGEVA®, and were partially offset by lower sales of BMS in-licensed products.
Gross Margin
Gross margin on product sales increased to $102.4 million for the three months ended June 30, 2021, compared to $51.3 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales decreased to 73.8% for the three months ended June 30, 2021, from 78.2% in the comparable period of the prior year. The decrease is primarily due to the lower price resulting from the listing of tislelizumab on the NRDL and was partially offset by a proportionally higher sales mix of BRUKINSA compared to lower margin sales of in-licensed products. We expect gross margin to normalize in the remainder of 2021 and be consistent with the prior year, as the sales mix continues to evolve toward our higher margin internally developed products. Pre-launch inventory carried at zero or low cost consumed during the three months ended June 30, 2021 and June 30, 2020 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $70.1 million, or 24.5%, to $356.1 million for the three months ended June 30, 2021 from $286.0 million for the three months ended June 30, 2020. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended
	June 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$96,487	$128,477	$(31,990)	(24.9)%
Upfront license fees	45,000	—	45,000	NM
Amgen co-development expense[1]	27,687	28,337	(650)	(2.3)%
Total external research and development expenses	169,174	156,814	12,360	7.9%
Internal research and development expenses	186,917	129,154	57,763	44.7%
Total research and development expenses	$356,091	$285,968	$70,123	24.5%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended June 30, 2021 totaled $54.7 million, of which $27.7 million was recorded as R&D expense. The remaining $27.0 million was recorded as a reduction of the R&D cost share liability.
The increase in external research and development expenses in the second quarter was primarily attributable to an increase of $45.0 million related to upfront license fees under collaboration agreements, which was partially offset in the period by decreases in external clinical trial costs for BRUKINSA, tislelizumab, and pamiparib.
Internal research and development expense increased $57.8 million, or 44.7%, to $186.9 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$28.0 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$12.7 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$9.8 million increase of consulting fees, which was mainly attributable to increased travel and meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates;
•$6.5 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population; and
•$0.8 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $108.2 million, or 87.3%, to $232.3 million for the three months ended June 30, 2021, from $124.0 million for the three months ended June 30, 2020. The increase was primarily attributable to the following:
•$42.8 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets, and the hiring of more personnel to support our growing business;
•$39.5 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities;
•$13.2 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe; and
•$12.8 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population.
Interest (Expense) Income, Net
Interest (expense) income, net decreased by $6.0 million, or 539.2%, to $4.9 million of net interest expense for the three months ended June 30, 2021, from $1.1 million of net interest income for three months ended June 30, 2020. The decrease in interest income, net, was primarily attributable to decreased interest income resulting from lower interest rates, as well as increased interest expense resulting from increased debt balances.
Other (Expense) Income, Net
Other (expense) income, net decreased to $0.9 million of net other expense for the three months ended June 30, 2021, from $20.0 million of net other income for the three months ended June 30, 2020. The income in the prior year period resulted from unrealized gains on equity investments, as well as a gain recognized in conjunction with the deconsolidation of MapKure.
Income Tax Benefit
Income tax benefit was $0.2 million for the three months ended June 30, 2021, as compared to $1.5 million for the three months ended June 30, 2020. The income tax benefit for three months ended June 30, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses. The income tax expense for the three months ended June 30, 2020 was primarily attributable to tax expense on income reported in certain China subsidiaries, offset by the tax benefit of deferred U.S. stock-based compensation deductions. The Company's current U.S. tax was reduced by windfall stock compensation deductions and research and development tax credits.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue
Total revenue increased to $755.9 million, or 542.2%, for the six months ended June 30, 2021, from $117.7 million for the six months ended June 30, 2020, primarily due to collaboration revenue from the Novartis arrangement, increased sales of our internally developed products, as well as sales of XGEVA®, the first product licensed under our collaboration with Amgen, which commenced sales in China in July 2020.

The following table summarizes the components of revenue for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended
	June 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
Product revenue	$244,741	$117,694	$127,047	107.9%
Collaboration revenue:
License revenue	484,646	—	484,646	NM
Research and development service revenue	26,477	—	26,477	NM
Total collaboration revenue	511,123	—	511,123	NM
Total Revenue	$755,864	$117,694	$638,170	542.2%

Net product revenues consisted of the following:

	Six Months Ended
	June 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
Tislelizumab	$123,758	$49,943	$73,815	147.8%
BRUKINSA®	64,513	7,691	56,822	738.8%
REVLIMID®	26,775	24,847	1,928	7.8%
VIDAZA®	6,961	17,832	(10,871)	(61.0)%
ABRAXANE®	—	17,381	(17,381)	(100.0)%
XGEVA®	17,792	—	17,792	NM
Pamiparib	2,221	—	2,221	NM
Other	2,721	—	2,721	NM
Total product revenue	$244,741	$117,694	$127,047	107.9%
Net product revenue increased 107.9% to $244.7 million for the six months ended June 30, 2021, compared to $117.7 million in the prior year period, primarily due to increased sales of tislelizumab in China and BRUKINSA® in the United States and China, as well as sales of pamiparib, which we began selling in China in May 2021, partially offset by decreased sales of the BMS products distributed in China. In addition, product revenues in the first half of 2021 were positively impacted by sales of Amgen's XGEVA® in China, which we began distributing in July 2020.
Product revenues in the first half of 2021 were negatively impacted by an adjustment of $28.1 million as a result of compensating distributors for products that remained in the distribution channel which were sold during the first quarter, prior to applying the lower prices of the NRDL, due to the first inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the updated NRDL by the NHSA, which became effective on March 1, 2021. In the first half, the inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the NRDL significantly increased patient demand that more than offset the net effect of price reductions as a result of NRDL inclusion. Overall, we expect sales of our internally-developed products and in-licensed products from Amgen to lead to total product revenue growth in 2021, driven by an increase in sales volume as our launches progress.
We expect product revenue from the in-licensed products from BMS to continue to be impacted by the NMPA’s suspension of the importation, sales and use of ABRAXANE® in China in March 2020 and the subsequent voluntary recall of ABRAXANE® by BMS, as well as increased competition from generic products for REVLIMID® and the loss of volume-based procurement ("VBP") bidding for VIDAZA®. Although the impact of COVID-19 on commercial activities in China lessened in the second half of 2020 and in the first half of 2021, there is continued uncertainty regarding the future potential impact of the pandemic both in China and the United States, as well as globally. We do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE®.
Collaboration revenue totaled $511.1 million for the six months ended June 30, 2021. $484.6 million was recognized upon delivery of the license right and transfer of know-how to Novartis under our collaboration and license agreement with Novartis, and $26.5 million was recognized from deferred revenue for R&D services performed during the six months ended June 30, 2021 (see Footnote 3). We did not have any collaboration revenue during the six months ended June 30, 2020.
Cost of Sales
Cost of sales increased to $68.9 million for the six months ended June 30, 2021 from $28.5 million for the six months ended June 30, 2020, primarily due to increased product sales of tislelizumab, BRUKINSA®, and XGEVA®, and were partially offset by lower sales of BMS in-licensed products.
Gross Margin
Gross margin on product sales increased to $175.8 million for the six months ended June 30, 2021, compared to $89.2 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales decreased to 71.8% for the six months ended June 30, 2021, from 75.8% in the comparable period of the prior year. The decrease is primarily due to the impact of the accrued compensation in the first quarter of 2021 to customers for sales of tislelizumab, BRUKINSA®, and XGEVA® that remained in the channel and were sold at the pre-NRDL price, as well as the ongoing lower prices resulting from the listing on the NRDL.These negative impacts to our gross margin were partially offset by a proportionally higher sales mix of BRUKINSA compared to lower margin sales of in-licensed products. We expect gross margin to normalize in the remainder of 2021 and be consistent with the prior year, as the sales mix evolves toward our higher margin internally developed products. We anticipate that the effect to gross margin for significant reductions in listing prices effective March 1, 2021 as a result of inclusion in the NRDL for tislelizumab, BRUKINSA and XGEVA will be partially mitigated by adjustments to the Company’s patient assistance programs. Pre-launch inventory carried at zero or low cost consumed during the six months ended June 30, 2021 and June 30, 2020 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $86.5 million, or 14.7%, to $676.8 million for the six months ended June 30, 2021 from $590.3 million for the six months ended June 30, 2020. The following table summarizes external clinical, external non-clinical and internal research and development expense for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended
	June 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$219,433	$240,211	$(20,778)	(8.6)%
Upfront license fees	53,500	43,000	10,500	24.4%
Amgen co-development expense[1]	55,330	56,703	(1,373)	(2.4)%
Total external research and development expenses	328,263	339,914	(11,651)	(3.4)%
Internal research and development expenses	348,554	250,356	98,198	39.2%
Total research and development expenses	$676,817	$590,270	$86,547	14.7%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the six months ended June 30, 2021 totaled $109.2 million, of which $55.3 million was recorded as R&D expense. The remaining $53.9 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the six months ended June 30, 2021 was primarily attributable to decreases in external spending for BRUKINSA, tislelizumab, and pamiparib, as well as a decrease in the expense recognized on co-development fees to Amgen, partially offset by increases in upfront license fees under collaboration agreements.
Internal research and development expense increased $98.2 million, or 39.2%, to $348.6 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$52.5 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•$17.5 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$14.4 million increase of consulting fees, which was mainly attributable to increased travel and meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates;
•$8.0 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population; and
•$5.8 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $183.3 million, or 79.3%, to $414.4 million, for the six months ended June 30, 2021, from $231.1 million for the six months ended June 30, 2020. The increase was primarily attributable to the following:
•$77.5 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets, and the hiring of more personnel to support our growing business;
•$67.0 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities;
•$19.9 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe; and
•$18.9 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population.
Interest (Expense) Income, Net
Interest (expense) income, net decreased by $16.8 million, or 216.0%, to $9.0 million of net interest expense for the six months ended June 30, 2021, from $7.8 million of net interest income for six months ended June 30, 2020. The decrease in interest income, net, was primarily attributable to decreased interest income, as a result of lower interest rates, as well as increased interest expense, resulting from higher debt balances.
Other (Expense) Income, Net
Other (expense) income, net increased to $5.0 million of net other expense for the six months ended June 30, 2021, from $23.7 million of net other income for the six months ended June 30, 2020. The income in the prior year period resulted from unrealized gains on equity investments, as well as a gain recognized in conjunction with the deconsolidation of MapKure.
Income Tax (Benefit) Expense
Income tax benefit was $4.9 million for the six months ended June 30, 2021, as compared to an income tax expense of $0.1 million for the six months ended June 30, 2020. The income tax benefit for six months ended June 30, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses. The income tax expense for the six months ended June 30, 2020 was primarily attributable to income reported in certain China subsidiaries, offset by the tax benefit of deferred U.S. stock-based compensation deductions. The Company's current U.S. tax was reduced by windfall stock compensation deductions and research and development tax credits.

Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of June 30, 2021 and December 31, 2020:

	As of
	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$1,786,685	$1,390,005
Short-term investments	$2,605,452	$3,268,725
Total debt	$629,658	$518,652
With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We recognized net losses of $480.3 million and $413.8 million, respectively, for the three and six months ended June 30, 2021, and net losses of $336.3 million and $701.3 million, respectively, for the three and six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $4.0 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
On June 28, 2021, the Listing Committee of the Science and Technology Innovation Board (the “STAR Market") of the Shanghai Stock Exchange (the "SSE") approved the listing application which we submitted in January 2021 to the SSE for a proposed public offering of our ordinary shares and listing of such shares on the STAR Market of the SSE (the “STAR Offering”). The STAR Offering will be conducted within the PRC, and such shares will be issued to and subscribed for by investors in Renminbi (“RMB”) in the PRC and listed and traded on the STAR Market in RMB (the “RMB Shares”). The number of RMB Shares (including the over-allotment option) to be issued will not exceed 132,313,549 ordinary shares, representing no more than 10% of the sum of the total number of our issued ordinary shares as of January 7, 2021 and the total number of RMB Shares to be issued in the STAR Offering. The STAR Offering is subject to, among other things, market conditions and additional regulatory approvals, including registration granted by the China Securities Regulatory Commission..

In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG ("Novartis"), granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan. Under the agreement, we received an upfront cash payment of $650 million from Novartis subsequent to closing of the transaction on February 26, 2021.
The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$1,390,005	$620,775
Net cash used in operating activities	(295,171)	(604,886)
Net cash provided by (used in) investing activities	543,544	(1,544,864)
Net cash provided by financing activities	143,050	2,883,161
Net effect of foreign exchange rate changes	5,257	(4,287)
Net increase in cash, cash equivalents, and restricted cash	396,680	729,124
Cash, cash equivalents and restricted cash at end of period	$1,786,685	$1,349,899

Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $295.2 million of cash in the six months ended June 30, 2021, which resulted principally from our net loss of $413.8 million and an increase in our net operating assets and liabilities of $17.6 million, partially offset by non-cash charges of $136.3 million. The non-cash charges were primarily driven by share-based compensation expense and charges for acquired in-process research and development costs, offset by amortization of the research and development cost share liability and deferred income tax benefits. The increase in working capital was driven largely by an increase in prepaid expenses, a decrease in accounts payable, and an increase in inventories, partially offset by an increase in deferred revenue resulting from the upfront payment from Novartis.
Operating activities used $604.9 million of cash in the six months ended June 30, 2020, which resulted principally from our net loss of $701.3 million, partially offset by non-cash charges of $67.7 million and a decrease in our net operating assets and liabilities of $28.7 million. The non-cash charges were primarily driven by share-based compensation expense, offset by amortization of the research and development cost share liability. The decrease in working capital was driven primarily by an increase in accounts payable and accrued expenses and a decrease in accounts receivable, partially offset by an increase in prepaid expenses and inventories.
Investing Activities
Cash flows from investing activities consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and upfront payments related to our collaboration agreements.
Investing activities provided $543.5 million of cash in the six months ended June 30, 2021, consisting of sales and maturities of investment securities of $2.0 billion, offset by $1.4 billion in purchases of investment securities, capital expenditures of $80.9 million, $8.5 million of acquired in-process research and development, and a $7.5 million collaboration milestone payment.
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
Financing activities provided $143.1 million of cash in the six months ended June 30, 2021, consisting primarily of $112.6 million from proceeds of short-term bank loans, $35.6 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, and $10.8 million from proceeds of long-term bank loans.
Financing activities provided $2.9 billion of cash in the six months ended June 30, 2020, consisting primarily of $2.8 billion received from our collaboration with Amgen, of which $2.2 billion was recorded as equity, and $0.6 billion was recorded as a research and development cost share liability. Additionally, we received $28.2 million from the exercise of employee share options and proceeds issuance of shares through our employee share purchase plan, $49.5 million from proceeds of a long-term bank loan, and $26.2 million from proceeds of a short-term bank loan.
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

Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at June 30, 2021:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$55,468	$8,866	$31,590	$14,422	$590
Purchase commitments	220,147	140,844	33,885	31,438	13,980
Debt obligations	629,658	434,802	29,881	72,717	92,258
Interest on debt	54,096	17,753	17,291	12,745	6,307
Co-development funding commitment	909,777	295,500	559,500	54,777	—
Funding commitment	13,500	4,500	4,500	4,500	—
Research and development commitment	74,751	49,578	11,659	12,369	1,145
Pension plan	7,752	649	2,594	2,594	1,915
Capital commitments	70,669	70,669	—	—	—
Total	$2,035,818	$1,023,161	$690,900	$205,562	$116,195
Operating Lease Commitments
We lease office or manufacturing facilities in Beijing, Shanghai, Suzhou and Guangzhou in China; office facilities in California, Massachusetts, Maryland, and New Jersey in the United States; and office facilities in Basel, Switzerland under non-cancelable operating leases expiring on various dates. Payments under operating leases are expensed on a straight-line basis over the respective lease terms. The aggregate future minimum payments under these non-cancelable operating leases are summarized in the table above.
Purchase Commitments
As of June 30, 2021, purchase commitments amounted to $220.1 million, of which $86.3 million related to minimum purchase requirements for supply purchased from contract manufacturers and $133.9 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.

Debt Obligations
The following table summarizes our short-term debt and long-term bank loans as of June 30, 2021 (amounts in thousands, except for percentage data):

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	June 30, 2021
						$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	774	5,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	774	5,000
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(3)		5.8%	198,320	1,280,475
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(4)		5.8%	15,488	100,000
Other short-term debt (5)						219,446	1,416,874
Total short-term debt						434,802	2,807,349

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	88,901	574,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	53,434	345,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(6)	52,521	339,111
Total long-term bank loans						194,856	1,258,111
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of June 30, 2021. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out. The Company repaid $155 (RMB1,000) during the six months ended June 30, 2021.
2.On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of June 30, 2021.
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
5.During the year ended December 31, 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,480,000 in aggregate, with maturity dates ranging from April 19, 2021 to June 29, 2022. The Company drew down $112,589 (RMB730,082) during the six months ended June 30, 2021. The Company repaid $15,804 (RMB103,126) of the short-term loans in the six months ended June 30, 2021. The weighted average interest rate for the short-term working capital loans was approximately 4.3% as of June 30, 2021. One of the short-term working capital loans outstanding in the amount of $24,781 (RMB160,000) is secured by the Company's research and development facility in Beijing and the associated land use right owned by its subsidiary, Beijing Innerway Bio-tech Co., Ltd.
6.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of June 30, 2021. The Company drew down $10,819 (RMB68,905) during the six months ended June 30, 2021. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
Interest on Debt
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
    Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of June 30, 2021, our remaining co-development funding commitment was $0.91 billion.

Funding Commitment
Funding commitment represents our committed capital related to one of our equity method investments in the amount of $15.0 million. As of June 30, 2021, our remaining capital commitment was $13.5 million and is expected to be paid from time to time over the investment period.
Research and Development Commitment
We entered into a long-term research and development agreement during the three months ended June 30, 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next five years. As of June 30, 2021, the total research and development commitment amounted to $74.8 million.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1.3 million per year based on annual funding contributions in effect as of June 30, 2021 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $70.7 million for the acquisition of property, plant and equipment as of June 30, 2021, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility, expansion of BGC's research and development activities in Guangzhou, China, and research and development operations at our Changping facility in Beijing, China.
Other Business Agreements
We enter into agreements in the ordinary course of business with contract research organizations to provide research and development services. These contracts are generally cancellable at any time by us with prior written notice.
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

There have been no material changes to our critical accounting policies as of and for the three and six months ended June 30, 2021, as compared to those described in the section titled “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
For new accounting policies adopted during the three and six months ended June 30, 2021 , see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.8 billion and $1.4 billion, restricted cash of $10.2 million and $8.1 million, and short-term investments of $2.6 billion and $3.3 billion at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the majority of our cash and cash equivalents is held in U.S. treasury securities and U.S. money market funds. We also have cash and cash equivalent deposits with various major reputable financial institutions located both within and outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit. At June 30, 2021, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point increase or decrease in market interest rates would result in a decrease of $16.3 million or an increase of $3.0 million, respectively, as of June 30, 2021.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 1.1% in the six months ended June 30, 2021 and appreciated approximately 6.3% in the year ended December 31, 2020, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2021, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
*We have limited experience in launching and marketing our internally developed and in-licensed medicines. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our medicines, we may not be able to generate substantial product sales revenue.
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
In October 2019, we entered into a strategic collaboration with Amgen for its commercial-stage oncology products XGEVA®, BLINCYTO®, KYPROLIS®, and a portfolio of clinical- and late-preclinical-stage oncology pipeline products, which became effective on January 2, 2020. XGEVA®, BLINCYTO® and KYPROLIS® were first approved in China in May 2019, December 2020 and July 2021, respectively.
We received the first new drug approval for one of our internally developed medicines in November 2019, for our BTK inhibitor BRUKINSA® (zanubrutinib), in the United States for the treatment of certain patients with mantle cell lymphoma ("MCL"). We have since received approvals for BRUKINSA® in China for the treatment of certain patients with MCL, chronic lymphocytic leukemia ("CLL") or small lymphocytic lymphoma ("SLL") (June 2020), and Waldenström’s macroglobulinemia (WM) (June 2021), and in other countries or regions; for tislelizumab in China for the treatment of certain patients with classical Hodgkin's Lymphoma ("cHL") (December 2019), urothelial carcinoma ("UC"), a form of bladder cancer (April 2020), squamous non-small cell lung cancer ("NSCLC") (January 2021), advanced non-squamous NSCLC (June 2021), and hepatocellular carcinoma (HCC) (June 2021); and for pamiparib in China for the treatment of certain patients with ovarian, fallopian tube, or primary peritoneal cancer (May 2021).
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
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective, or the biologic drug candidate is safe, pure, and potent, for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In addition to preclinical and clinical data, the new drug application ("NDA") or biologics license application ("BLA") must include comprehensive information regarding the chemistry, manufacturing and controls ("CMC") for the drug candidate. Obtaining approval of an NDA or BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA or BLA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that a submission will be accepted for filing and review by the FDA.
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
Regulatory authorities outside of the United States, such as the NMPA and EMA, also have requirements for approval of medicines for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approvals outside of the United States could require additional nonclinical studies or clinical trials, which could be costly and time consuming. The regulatory approval process outside of the United States may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain regulatory approvals on a timely basis, if at all.
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
The development and commercialization of new medicines is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of medicines for the treatment of cancer for which we are commercializing our medicines or developing our drug candidates. For example, BRUKINSA®, tislelizumab and pamiparib face substantial competition, and some of our products face or are expected to face competition from generic therapies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
Although we are manufacturing commercial supply of tislelizumab, zanubrutinib and pamiparib at our own manufacturing facilities in China, and we are planning to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, we continue to rely on third-party manufacturers to produce some of the commercial quantities of the internally developed and in-licensed medicines we are marketing. In addition, if any of our other drug candidates or in-licensed medicines or drug candidates become approved for commercial sale, we will need to expand our internal capacity or establish additional third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved medicine in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved medicine, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer or modifying manufacturing processes and procedures for such an approved medicine could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products or of products manufactured by the old and new processes and procedures, which could delay or prevent our ability to commercialize such an approved medicine. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved medicine may be delayed or there may be a shortage in supply. Any inability to manufacture our medicines, drug candidates, in-licensed medicines and drug candidates or future approved medicines in sufficient quantities when needed could seriously harm our business and our financial results.
Manufacturers of our medicines must comply with good manufacturing practice ("GMP") requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved medicines may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our medicines, which would seriously harm our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at its current manufacturing site and/or application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration ("NHSA") removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. We do not know when the NMPA suspension of ABRAXANE® will be lifted and we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified medicine is manufactured and available for sale in China.
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
In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the "NRDL"), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. There can be no assurance that our medicines and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA®, tislelizumab and XGEVA® were included in the NRDL, which became effective from March 1, 2021. While the demand for these medicines has increased after inclusion in the NDRL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the approval, commercialization, and other activities for our medicines and drug candidates outside the United States subjects us to non-U.S. equivalents of the healthcare laws such as those mentioned above, among other non-U.S. laws. As with the state equivalents mentioned above, some of these non-U.S. laws may be broader in scope. Data privacy and security laws and regulations in non-U.S. jurisdictions may also be more stringent than those in the United States, such as the General Data Protection Regulation ("GDPR").
If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may adversely affect our business.

*We have operations in the United States, China, Europe and Australia and plan to expand in these and new markets on our own or with collaborators, which exposes us to risks of conducting business in international markets.
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
•unexpected changes in tariffs, trade barriers and regulatory requirements, including the loss of normal trade status between China and the United States or actions taken by U.S. or China governmental authorities on companies with significant operations in the U.S. and China, such as us;
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
•be subject to warning labels or restrictions on how the drug is distributed or used; or
•be unable to obtain reimbursement or obtain reimbursement at a commercially viable level for use of the drug.
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
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and/or application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. Additionally, although we have obtained regulatory approvals of our medicines, regulatory authorities could suspend or withdraw these approvals. In order to market approved products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. In any event, the receipt of regulatory approval does not assure the success of our commercialization efforts for our medicines.
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
Our development activities and regulatory filings also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or other governments and regulatory authorities. As of June 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. In July 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily suspended. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021, announced plans to continue progress toward resuming standard operation levels. In 2020 and 2021, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and/or application to qualify an alternative manufacturing site for China supply.
The regulatory approvals for our medicines and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the medicine’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the medicine or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a REMS program or comparable program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID®. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and good clinical practice (“GCP”) for any clinical trials that we conduct post-approval.
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
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the initial approval of BRUKINSA® in the United States and China and certain approvals of tislelizumab and pamiparib in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. Other comparable regulatory authorities may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which could result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
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
Furthermore, there continues to be scrutiny from federal and state governments over the way drug manufacturers set prices for their marketed products. For example, there are ongoing Congressional investigations, legislation, and regulations to, among other things, bring more transparency to drug pricing, set patient spending caps for Medicare beneficiaries , reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer’s patient programs, reform federal and state government program reimbursement methodologies for drug products, allow importation of lower-priced drugs from Canada, and set prices based on international reference pricing in other countries. While some of these measures can be done through agency rulemaking, most will require statutory changes by Congress. While addressing drug pricing and patient affordability remains a top priority for Congress, it remains to be seen if any agreement can be reached on a legislative solution. It is therefore unclear if any regulations or legislation will be enacted to implement changes to drug pricing or federal and state government reimbursement programs or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be.
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
*Although China recently adopted changes to its patent law to include patent term extension and an early resolution mechanism for pharmaceutical patent disputes starting in June 2021, key provisions of the law remain unclear and/or subject to implementing regulations. The absence of effective regulatory exclusivity for pharmaceutical products in China could further increase the risk of early generic or biosimilar competition with our medicines in China.
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
In China, however, laws on patent term extension and data exclusivity (referred to as regulatory data protection) are still developing. Therefore, a lower-cost generic drug can emerge onto the market much more quickly. In October 2020, China adopted amendments to its Patent Law (the “Amended PRC Patent Law”), which became effective on June 1, 2021. The Amended PRC Patent Law contains both patent term extension and a mechanism for early resolution of patent disputes, which is comparable to patent linkage in the United States. Accordingly, NMPA and NIPA jointly issued the Implementation Measures for the Early Settlement Mechanism of Drug Patent Disputes (for Trial Implementation), which became effective on July 4, 2021. However, the provisions for patent term extension are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and implementation.
Until the relevant implementing regulations for patent term extension in the Amended PRC Patent Law are implemented, and until data exclusivity is adopted and implemented, we may be subject to earlier generic or biosimilar competition in China than in the United States and other jurisdictions with stronger regulatory data protection for pharmaceutical products.
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
•we may suspend, delay or alter development of the drug candidate or marketing of the medicine;
•regulatory authorities may withdraw approvals or revoke licenses of the medicine, or we may determine to do so even if not required;
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
For example, in the United States, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act (the “ACA”), and we expect there will be additional challenges and amendments to the ACA in the future. The United States Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 ("Tax Act") includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to nil, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. On June 17, 2021, the U.S. Supreme Court upheld the validity of the ACA. Further, on January 20, 2017, former President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, former President Trump signed another Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction ("CSR") payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business, especially given the new administration.
On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from an up-front license fee from collaboration agreements. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $4.0 billion and $3.6 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.3 billion and $750.3 million of net cash during the years ended December 31, 2020 and 2019, respectively, and used $295.2 million and $604.9 million of net cash during the six months ended June 30, 2021 and 2020, respectively. We recorded negative net cash flows from operating activities in 2020 and 2019 primarily due to our net losses of $1.6 billion and $950.6 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. In January 2020, we received approximately $2.8 billion from the sale of our shares to Amgen, and in July 2020, we received approximately $2.1 billion from the sale of our shares to eight existing investors, including entities associated with Hillhouse Capital and Baker Bros. Advisors LP, as well as Amgen. In February 2021, we received $650 million upfront cash payment from our strategic collaboration with Novartis Pharma AG ("Novartis").

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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.8 billion, $1.4 billion and $618.0 million, restricted cash of $10.2 million, $8.1 million and $2.8 million and short-term investments of $2.6 billion, $3.3 billion and $364.7 million as of June 30, 2021, December 31, 2020 and 2019, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of June 30, 2021 and December 31, 2020, our short-term investments consisted of U.S. Treasury securities.

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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States, PRC and other countries. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the "USPTO") or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings or similar proceedings in foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our medicines or drug candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize medicines or drug candidates without infringing, misappropriating or otherwise violating third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge the priority of our invention or other features of patentability of our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology, medicines, and drug candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our medicines or drug candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
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
We are aware of patents in the U.S. and some other jurisdictions with claims covering certain antibodies that are relevant to tislelizumab for which patents are expected to expire in 2023 or 2024; complexes of irreversible BTK inhibitors that are relevant to BRUKINSA® for which the patent is expected to expire in 2027; the use of PARP inhibitors to treat certain cancers that are relevant to pamiparib for which patents are expected to expire between 2027 and 2031; and the use of PD-L1/PD-1/PD-2 binding antagonist and TIGIT antagonist to treat cancers that are relevant to ociperlimab for which patents are expected to expire in 2034. Although we believe that the relevant claims of these patents would likely be held invalid, we can provide no assurance that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims of one or more of these patents were to be upheld upon a validity challenge, and our related medicine was approved for sale in the United States before the expiration of the relevant patents, we would need a license to commercialize the medicine in the United States before the expiration of the relevant patents. In addition, depending upon the circumstances, we may need licenses for jurisdictions outside of the United States where we wish to commercialize a particular medicine before the expiration of corresponding patents covering that medicine. In such cases, we can provide no assurance that we would be able to obtain a license or licenses on commercially reasonable terms or at all, which could materially and adversely affect our business.
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
Although we currently have manufacturing facilities that are used for clinical-scale and commercial-scale manufacturing and processing and we plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") and entered into a commercial supply agreement for BRUKINSA® with Catalent Pharma Solutions, LLC ("Catalent"). In addition, we rely on BMS and its third-party manufacturers for supply of REVLIMID®, VIDAZA® and ABRAXANE® in China. We rely on Amgen for the supply of XGEVA®, BLINCYTO® and KYPROLIS® and will be dependent on Amgen for the supply of other drugs that we plan to develop and commercialize in China under the collaboration with Amgen. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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
•our third-party manufacturers might be unable to timely manufacture our medicines and drug candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. For example, we encountered supply disruptions of ABRAXANE® in 2018 and 2019, and in 2020 the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, as further described below;
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
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. There has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and/or application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. Additionally, there are risks that our supplemental import drug application for ABRAXANE®, which was accepted by the NMPA in May 2019, as well as our clinical study evaluating tislelizumab in combination with ABRAXANE®, may be adversely affected. Until the corrective actions are implemented and accepted by the NMPA or the approval of an alternative manufacturing site is granted, the NMPA is expected to refuse to grant approval of applications for ABRAXANE® and/or refuse to grant import certificates for ABRAXANE®. We do not know when the NMPA suspension of ABRAXANE® will be lifted and we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE® and qualified drug is manufactured and available for sale in China.
Currently, the raw materials for our manufacturing activities are supplied by multiple source suppliers, although portions of our supply chain may rely on sole source suppliers. We have agreements for the supply of drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials and/or commercial medicines, which could lead to delays in these trials and/or issues with our commercial supply. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our business and results of operations could be materially impacted. If we or our third party manufacturers experience a shortage in supply of active ingredients or other raw materials, we may not be able to continue to supply adequate levels of our medicines to our customers, which would have a negative impact on our business and results of operations.
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
Before a third party can begin commercial manufacture of our medicines, they are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products, any potential third-party manufacturer may be unable to initially pass regulatory inspections in a timely or cost-effective manner in order for us to obtain regulatory approval. If contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our or our collaborators' contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we or our collaborators' contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we are working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and/or application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. In addition to any possible sanctions, we do not expect to recognize revenue from sales of ABRAXANE® in China until the suspension on the importation, sales and use of ABRAXANE® in China is lifted by the NMPA and qualified drug is manufactured and available for sale in China, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability; for example, the China patents for KYPROLIS® (carfilzomib) are in an invalidation proceeding brought by another company and if such patents are not successfully defended we could face generic competition in China sooner than expected, which would have a material adverse effect on any potential sales of KYPROLIS® in China;
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
*If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China, and the global development and commercialization in China of a portfolio of Amgen's clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. Additionally, Amgen has advised us that its applications to the Human Genetic Resources Administration of China ("HGRAC") to obtain approval to conduct clinical studies in China for the pipeline assets, including its application for LUMAKRAS™ (sotorasib), a first-in-class KRAS G12C inhibitor, are currently delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. We do not expect this to affect the conduct of the clinical trials in China for our drug candidates, other than assets that are part of the collaboration. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
*We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our medicines and drug candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data and provide other services for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs for our clinical programs and our clinical investigators are required to comply with GCPs, which are regulations and guidelines enforced by regulatory authorities for all of our drug candidates in clinical development. If we or any of our CROs or clinical investigators fail to comply with applicable GCPs and other regulatory requirements, the clinical data generated in our clinical trials may be deemed unreliable and regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our pivotal clinical trials must be conducted with drug product produced under GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We could also be subject to government investigations and enforcement actions.

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
At the beginning of 2020, we had approximately 3,400 employees, and we ended the year with approximately 5,100 employees, an increase of 50%. As of June 30, 2021, we had approximately 6,400 employees. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
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
Xiaodong Wang, Ph.D., our Co-Founder, Chairman of our scientific advisory board, and director; John V. Oyler, our Co-Founder, Chief Executive Officer and Chairman of the board of directors; Xiaobin Wu, Ph.D., our President, Chief Operating Officer and General Manager of China; and the other principal members of our management and scientific teams play a critical role in the Company's operation and development. Although we have employment agreements or offer letters with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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
We currently have manufacturing facilities in Beijing, Guangzhou, and Suzhou, China and plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, United States. These facilities may encounter unanticipated delays and expenses due to a number of factors, including regulatory requirements. If construction or expansion, regulatory evaluation and/or approval of our facilities are delayed, we may not be able to manufacture sufficient quantities of our medicines and drug candidates, which would limit our development and commercialization activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources. For example, we may not be able to complete the construction and validation of and obtain regulatory approval for the new manufacturing and clinical R&D center in New Jersey in a timely or economic manner.
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
As a public company in the United States and Hong Kong, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the listing rules of the Nasdaq Stock Market ("Nasdaq") and The Stock Exchange of Hong Kong Limited (the "HKEx"), and incur significant legal, accounting and other expenses to comply with applicable requirements. These rules impose various requirements on public companies, including requiring certain corporate governance practices. We have also applied to conduct a public offering of our ordinary shares and initial listing of such shares on the Science and Technology Innovation Board (the "STAR Market") of the Shanghai Stock Exchange ("SSE"). Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
For example, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our shares could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC, HKEx, SSE if we complete our listing on the STAR Market, or other applicable regulatory authorities, and our business could be harmed.
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
We may also be subject to similar review and regulations in other jurisdictions, such as the laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (the "CFIUS") and other agencies, including the Foreign Investment Risk Review Modernization Act (the "FIRRMA"), which became effective in February 2020.
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
We are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA"). The FCPA generally prohibits us from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We are also subject to the anti-bribery and corruption laws of other jurisdictions, particularly China. The anti-bribery laws in China generally prohibit companies and their intermediaries from making payments to government officials for the purpose of obtaining or retaining business or securing any other improper advantage. As our business has expanded, the applicability of the FCPA and other anti-bribery and corruption laws to our operations has increased.
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
China has implemented rules and is considering a number of additional proposals concerning data protection. The Cyber Security Law of the PRC, which became effective in 2017, created China’s first national-level data protection for “network operators,” which may include all organizations in China that provide services over the internet or another information network. Numerous related laws, regulations, guidelines and other measures are expected to be adopted, such as draft Personal Information Protection Law, which may, upon enactment, require security review before transferring human health-related data out of China. Additionally, the Measures for the Management of Scientific Data provides a broad definition of scientific data and relevant rules for the management of scientific data in China and requires that enterprises in China must seek regulatory approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. The Data Security Law of the PRC was adopted on June 10, 2021, and will become effective on September 1, 2021. One of this law’s primary goals is to ensure data security by establishing an overarching regulatory regime over data processors who process “important data” in China and subjecting such processors to a number of regulatory obligations, e.g., such a processor shall have dedicated personnel and internal policies and procedures to ensure compliance. The term “data” is broadly defined under this law to include “any records of information that are in electronic or other forms,” however, the scope of “important data” remains unclear, and the Chinese regulatory authorities are expected to issue a separate Catalogue of Important Data in the near future. Further, this law also expressly and plainly prohibits entities in China from transferring “any data that is stored in China” to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. At this point, it is still unclear how this seemingly categorical prohibition will be enforced, but given its broad scope and impact it may have if enforced as is, it is expected that the State Council and relevant Chinese regulators will enact implementing rules to further clarify the scope and application of such requirement.
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
In December 2019, the COVID-19 outbreak began to impact the population in China and since January 2020, the COVID-19 outbreak has spread around the world. The continued spread of COVID-19, despite progress in vaccination efforts, has negatively impacted our business and results of operations, including commercial sales, regulatory interactions, inspections, and filings, and clinical trial recruitment, participation and data read outs. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely. We have suspended or limited non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism or employee turnover, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our business, results of operations, and financial condition.

The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19, including the continued emergence of new variants, developments or perceptions regarding the safety of vaccines, or any additional preventative and protective actions taken to contain the pandemic or treat its impact, particularly in the United States, China, Europe and other geographies where we or our third-party contractors and collaborators operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions and any new wave of COVID-19 cases could have a widespread impact on our business and results of operations depending on where infection rates are the highest. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations, and financial condition. We will continue to monitor the latest disruptions and uncertainties relating to the COVID-19 pandemic, including the pace of vaccinations and the emergence of new and more contagious strains of the virus, and any resulting impact on our business, financial condition, results of operations and prospects. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.
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
Due to our extensive operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China's economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations. In July 2021, the PRC government provided new guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities (VIEs). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Although we do not have a VIE structure, due to our extensive operations in China and stock listings outside of China, any future PRC, US or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in China and United States may also be adversely affected.
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
In recent years, U.S. regulatory authorities have continued to express their concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. More recently, as part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, the United States enacted the Holding Foreign Companies Accountable Act (the “HFCA Act”) in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States.
On March 24, 2021, the SEC adopted an interim final rule to implement the HFCA Act, which became effective on May 5, 2021. The interim final rule applies to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Consistent with the HFCA Act, the interim final rule requires the submission of documentation to the SEC establishing that such a registrant is not owned or controlled by a government entity in that foreign jurisdiction and also requires disclosure in a foreign issuer’s annual report regarding the audit arrangements of, and government influence on, such registrants On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100 Board Determinations Under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which if enacted into law would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. As a result, our securities may be prohibited from trading on Nasdaq or another U.S. stock exchange if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCA Act or two years if the AHFCA Act is enacted, and this ultimately could result in our ADSs being delisted. While there has been dialogue among the China Securities Regulatory Commission (the "CSRC"), the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that our auditor or us will be able to comply with requirements imposed by U.S. regulators. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares, which are listed for trading on the Hong Kong Stock Exchange. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong, or may have to incur increased costs or suffer losses in order to do so. The market price of our ADSs could be adversely affected as a result of anticipated negative impacts of these actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these actions are implemented and regardless of our actual operating performance.
As our global business has expanded, we have built substantial organizational capabilities outside of China. We are evaluating, designing, and implementing additional business processes and control changes to meet the requirements of the HFCA Act, which we believe will enable us to engage an independent registered public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year under AHFCA ACt) deadline of the HFCA ACT. However, these efforts may not be sufficient, or may take time for us to implement and ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act. If we failed to comply with those rules, it is possible that our ADSs will be delisted. The risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ADSs and ordinary shares. Failure to adopt effective contingency plans may also have a material adverse impact on our business and the price of our ADSs and ordinary shares.
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
*There are uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations.
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

In addition, the PRC government has recently announced its plans to enhance its regulatory oversight of China-based companies listed overseas. The Opinions on Intensifying Crack Down on Illegal Securities Activities issued on July 6, 2021 called for:
•tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed China-based companies with respect to data security and information security;
•enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by China-based companies; and
•extraterritorial application of China’s securities laws.
As the Opinions on Intensifying Crack Down on Illegal Securities Activities were recently issued, there are great uncertainties with respect to the interpretation and implementation. The PRC government may promulgate laws, rules and regulations to impose additional and significant obligations and liabilities on overseas listed China-based companies regarding data security, cross-border data flow, and compliance with China’s securities laws. As a company with extensive operations in China and stock listings outside of China, it is uncertain whether or how the new laws, rules and regulations and the interpretation and implementation may affect us. However, among other things, our ability to obtain external financing through the issuance of equity securities overseas could be adversely affected if restrictions on overseas fundraising are imposed on companies like us.
*We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2021 and December 31, 2020, these restricted assets totaled $659.1 million and $119.8 million, respectively.
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
As of July 31, 2021, 1,211,067,023 ordinary shares, par value $0.0001 per share, were outstanding, of which 990,490,709 ordinary shares were held in the form of 76,191,593 ADSs, each representing 13 ordinary shares.
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

We have filed to conduct a public offering and to list our shares on the STAR Market, which if completed, will result in increased regulatory scrutiny and compliance costs and may increase fluctuations in the prices of our ADSs listed on the Nasdaq and ordinary shares listed on the HKEx.
In January 2021, we filed an initial listing application for a proposed public offering and listing of our ordinary shares on the STAR Market of the SSE. In June 2021, the Listing Committee of the STAR Market approved the listing application. The proposed offering and listing of our ordinary shares, which will be denominated in RMB (the “RMB shares”), is currently expected to be completed in 2021, subject to, among other things, market conditions, and additional regulatory approvals, including registration granted by the CSRC. There is no assurance as to when the proposed offering and listing on the STAR Market will be completed, if at all. If we complete a public offering and listing on the STAR Market, we will become subject to the applicable laws, rules and regulations governing public companies listed on the STAR Market in addition to the various laws, rules and regulations that we are subject to in the United States and Hong Kong. The listing and trading of our equity securities in multiple jurisdictions and multiple markets will lead to increased compliance obligations and costs for us, and we may face the risk of significant intervention by regulatory authorities in these jurisdictions and markets. In addition, if we complete a public offering and listing on the STAR Market, we may be subject to securities litigation filed with the courts in China by the investors with respect to the RMB Shares traded on the STAR Market in the future.
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
Our amended and restated memorandum and articles of association provide that, unless we consent in writing to the selection of an alternative forum, the courts of Cayman Islands will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our shareholders, any action asserting a claim arising pursuant to any provision of the Companies Law of the Cayman Islands as amended from time to time, or the amended and restated memorandum and articles of association, or any action asserting a claim governed by the internal affairs doctrine (as such concept is recognized under the U.S. laws). In connection with our proposed offering and listing on the STAR Market, our shareholders approved the Sixth Amended and Restated Memorandum and Articles of Association, which will become effective and will be filed with the Cayman Islands Registrar of Companies conditioned on and subject to the listing of the RMB Shares on the STAR Market. The Sixth Amended and Restated Memorandum and Articles of Association provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the Sixth Amended and Restated Memorandum and Articles of Association provide that any person or entity purchasing or otherwise acquiring any interest in any of our securities is deemed to have notice of and consented to these provisions; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and rules and regulations thereunder.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 60% of our outstanding ordinary shares as of July 31, 2021. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.

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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
3.1	Sixth Amended and Restated Memorandum and Articles of Association, to be effective upon completion of the listing of the RMB shares on the STAR Market		8-K (Exhibit 3.1)	6/17/2021	001-37686
10.1†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.2†	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.3†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.4†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.5†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.6†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.7†	Third Amended and Restated 2018 Employee Share Purchase Plan	X
10.8†	Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	4/8/2021	001-37686
10.9†	Offer Letter, dated May 29, 2020, by and between the Registrant and Julia Wang	X
10.10.1†	Employment Agreement, dated May 9, 2014, by and between BeiGene (Beijing) Co., Ltd. and Lai Wang	X
10.10.2†	Renewed Employment Agreement, dated May 9, 2017, by and between BeiGene (Beijing) Co., Ltd. and Lai Wang	X
10.11	Consulting Agreement, dated June 30, 2021, by and between the Registrant and Howard Liang	X

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

† Indicates a management contract or any compensatory plan, contract or arrangement.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: August 5, 2021	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Julia Wang
Julia Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)