Form 10-Q
period 2021-09-30
BeiGene, Ltd.
filed 2021-11-04
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 31, 2021, 1,219,734,201 ordinary shares, par value $0.0001 per share, were outstanding, of which 978,399,318 ordinary shares were held in the form of 75,261,486 American Depositary Shares, each representing 13 ordinary shares.
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

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		September 30,	December 31,
	Note	2021	2020
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		1,383,310	1,381,950
Short-term restricted cash	4	330	307
Short-term investments	4	2,533,617	3,268,725
Accounts receivable, net	10	129,584	60,403
Inventories	5	150,979	89,293
Prepaid expenses and other current assets	10	235,015	160,012
Total current assets		4,432,835	4,960,690
Long-term restricted cash	4	6,056	7,748
Property, plant and equipment, net	6	450,788	357,686
Operating lease right-of-use assets		100,585	90,581
Intangible assets, net	8	14,104	5,000
Deferred tax assets	9	106,844	65,962
Other non-current assets	10	175,122	113,090
Total non-current assets		853,499	640,067
Total assets		5,286,334	5,600,757
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		206,203	231,957
Accrued expenses and other payables	10	389,874	346,144
Deferred revenue, current portion	3	72,626	—
Tax payable	9	20,878	20,380
Operating lease liabilities, current portion		18,644	13,895
Research and development cost share liability, current portion	3	153,838	127,808
Short-term debt	11	442,372	335,015
Total current liabilities		1,304,435	1,075,199
Non-current liabilities:
Long-term bank loans	11	200,906	183,637
Deferred revenue, non-current portion	3	52,272	—
Operating lease liabilities, non-current portion		37,613	29,417
Deferred tax liabilities	9	13,266	10,792
Research and development cost share liability, non-current portion	3	266,163	375,040
Other long-term liabilities	10	54,606	57,429
Total non-current liabilities		624,826	656,315
Total liabilities		1,929,261	1,731,514
Commitments and contingencies	18
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,213,234,201 and 1,190,821,941 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively		121	118
Additional paid-in capital		7,724,822	7,414,932
Accumulated other comprehensive income	15	12,580	6,942
Accumulated deficit		(4,380,450)	(3,552,749)
Total equity		3,357,073	3,869,243
Total liabilities and equity		5,286,334	5,600,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2021	2020	2021	2020
		$	$	$	$
Revenues
Product revenue, net	12	192,461	91,080	437,202	208,774
Collaboration revenue	3	13,979	—	525,102	—
Total revenues		206,440	91,080	962,304	208,774
Expenses
Cost of sales - product		47,413	21,123	116,361	49,579
Research and development		351,937	349,070	1,028,754	939,340
Selling, general and administrative		269,227	160,837	683,622	391,967
Amortization of intangible assets		188	187	563	658
Total expenses		668,765	531,217	1,829,300	1,381,544
Loss from operations		(462,325)	(440,137)	(866,996)	(1,172,770)
Interest (expense) income, net		(2,230)	(614)	(11,275)	7,184
Other income, net		31,477	5,711	26,487	29,368
Loss before income taxes		(433,078)	(435,040)	(851,784)	(1,136,218)
Income tax benefit	9	(19,223)	(8,423)	(24,083)	(8,344)
Net loss		(413,855)	(426,617)	(827,701)	(1,127,874)
Less: net loss attributable to noncontrolling interests		—	(1,393)	—	(3,713)
Net loss attributable to BeiGene, Ltd.		(413,855)	(425,224)	(827,701)	(1,124,161)

Loss per share attributable to BeiGene, Ltd.		(0.34)	(0.37)	(0.69)	(1.07)
Weighted-average shares outstanding—basic and diluted		1,205,971,284	1,148,973,077	1,196,391,201	1,052,940,583

Loss per American Depositary Share ("ADS")		(4.46)	(4.81)	(8.99)	(13.88)
Weighted-average ADSs outstanding—basic and diluted		92,767,022	88,382,544	92,030,092	80,995,429
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Net loss	(413,855)	(426,617)	(827,701)	(1,127,874)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	664	10,143	6,528	7,526
Pension liability adjustments	(111)	—	250	—
Unrealized holding (loss) gain, net	(68)	(1,044)	(1,140)	184
Comprehensive loss	(413,370)	(417,518)	(822,063)	(1,120,164)
Less: comprehensive loss attributable to noncontrolling interests	—	(1,174)	—	(3,585)
Comprehensive loss attributable to BeiGene, Ltd.	(413,370)	(416,344)	(822,063)	(1,116,579)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Nine Months Ended September 30,
	Note	2021	2020
		$	$
Operating activities:
Net loss		(827,701)	(1,127,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		33,336	23,961
Share-based compensation expenses	14	177,701	134,020
Unrealized gains on equity investments	4	(17,166)	(9,974)
Acquired in-process research and development		53,500	89,500
Amortization of research and development cost share liability	3	(82,846)	(85,296)
Deferred income tax benefits		(38,408)	(8,762)
Other items, net		17,719	(10,163)
Changes in operating assets and liabilities:
Accounts receivable		(69,174)	10,497
Inventories		(61,686)	(6,972)
Other assets		(92,938)	(58,921)
Accounts payable		(12,376)	21,979
Accrued expenses and other payables		819	103,600
Deferred revenue		124,898	—
Other liabilities		3,438	(26,722)
Net cash used in operating activities		(790,884)	(951,127)
Investing activities:
Purchases of property, plant and equipment		(147,963)	(82,819)
Purchases of investments		(2,062,879)	(4,879,705)
Proceeds from sale or maturity of investments		2,758,391	1,972,608
Purchase of in-process research and development		(8,500)	(89,500)
Other investing activities		(7,500)	(2,025)
Net cash provided by (used in) investing activities		531,549	(3,081,441)
Financing activities:
Proceeds from sale of ordinary shares, net of cost	16	50,000	4,232,017
Proceeds from research and development cost share liability		—	616,834
Prepayment to acquire joint venture ("JV") minority interest		—	(28,723)
Proceeds from long-term loan	11	16,838	64,288
Repayment of long-term loan		—	(132,061)
Proceeds from short-term loans	11	143,456	48,983
Repayment of short-term loans		(40,229)	—
Proceeds from option exercises and employee share purchase plan		82,192	75,830
Net cash provided by financing activities		252,257	4,877,168
Effect of foreign exchange rate changes, net		6,769	4,340
Net (decrease) increase in cash, cash equivalents, and restricted cash		(309)	848,940
Cash, cash equivalents, and restricted cash at beginning of period		1,390,005	620,775
Cash, cash equivalents, and restricted cash at end of period		1,389,696	1,469,715
Supplemental cash flow information:
Cash and cash equivalents		1,383,310	1,464,470
Short-term restricted cash		330	295
Long-term restricted cash		6,056	4,950
Income taxes paid		15,214	10,596
Interest paid		23,398	41,577
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		41,897	30,926
Acquired in-process research and development included in accrued expenses		45,000	20,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Noncontrolling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,552,749)	3,869,243	—	3,869,243
Use of shares reserved for share option exercises	(123,097)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	6,623,773	1	25,753	—	—	25,754	—	25,754
Share-based compensation	—	—	45,833	—	—	45,833	—	45,833
Other comprehensive loss	—	—	—	(3,738)	—	(3,738)	—	(3,738)
Net income	—	—	—	—	66,495	66,495	—	66,495
Balance at March 31, 2021	1,197,322,617	119	7,486,518	3,204	(3,486,254)	4,003,587	—	4,003,587
Use of shares reserved for share option exercises	(1,599,676)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	8,844,082	1	9,846	—	—	9,847	—	9,847
Share-based compensation	—	—	64,791	—	—	64,791	—	64,791
Other comprehensive income	—	—	—	8,891	—	8,891	—	8,891
Net loss	—	—	—	—	(480,341)	(480,341)	—	(480,341)
Balance at June 30, 2021	1,204,567,023	120	7,561,155	12,095	(3,966,595)	3,606,775	—	3,606,775
Proceeds from issuance of ordinary shares, net of cost	2,151,877	—	50,000	—	—	50,000	—	50,000
Use of shares reserved for share option exercises	(3,644,641)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	10,159,942	1	46,590	—	—	46,591	—	46,591
Share-based compensation	—	—	67,077	—	—	67,077	—	67,077
Other comprehensive income	—	—	—	485	—	485	—	485
Net loss	—	—	—	—	(413,855)	(413,855)	—	(413,855)
Balance at September 30, 2021	1,213,234,201	121	7,724,822	12,580	(4,380,450)	3,357,073	—	3,357,073

Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,955,843)	962,205	16,150	978,355
Issuance of ordinary shares in connection with collaboration	206,635,013	21	2,162,386	—	—	2,162,407	—	2,162,407
Use of shares reserved for share option exercises	(3,705,468)	—	—	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	3,706,573	1	11,628	—	—	11,629	—	11,629
Share-based compensation	—	—	38,255	—	—	38,255	—	38,255
Other comprehensive income	—	—	—	1,453	—	1,453	(104)	1,349
Net loss	—	—	—	—	(363,735)	(363,735)	(1,204)	(364,939)
Balance at March 31, 2020	1,007,976,816	101	5,138,239	(6,548)	(2,319,578)	2,812,214	14,842	2,827,056
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	10,493,392	1	16,568	—	—	16,569	—	16,569
Use of shares reserved for share option exercises and RSU releases	(3,493,516)	—	—	—	—	—	—	—
Share-based compensation	—	—	45,468	—	—	45,468	—	45,468
Deconsolidation of entity	—	—	—	—	—	—	(3,545)	(3,545)
Other comprehensive loss	—	—	—	(2,751)	—	(2,751)	13	(2,738)
Net loss	—	—	—	—	(335,202)	(335,202)	(1,116)	(336,318)

Balance at June 30, 2020	1,014,976,692	102	5,200,275	(9,299)	(2,654,780)	2,536,298	10,194	2,546,492
Proceeds from issuance of ordinary shares, net of cost	145,838,979	14	2,069,596	—	—	2,069,610	—	2,069,610
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	16,575,806	1	47,631	—	—	47,632	—	47,632
Use of shares reserved for share option exercises and RSU releases	5,525,182	1	—	—	—	1	—	1
Share-based compensation	—	—	50,297	—	—	50,297	—	50,297
Other comprehensive income	—	—	—	8,880	—	8,880	219	9,099
Net loss	—	—	—	—	(425,224)	(425,224)	(1,393)	(426,617)
Balance at September 30, 2020	1,182,916,659	118	7,367,799	(419)	(3,080,004)	4,287,494	9,020	4,296,514
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
The Company has delivered ten molecules into the clinic in its first ten years, including three commercial medicines, BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers, tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers, and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. The Company is marketing BRUKINSA® in the world’s two largest pharmaceutical markets, the United States and the People's Republic of China ("China" or the "PRC"), and tislelizumab and pamiparib in China, with an established, science-based commercial organization. Additionally, the Company has licensed the China rights to multiple medicines, including Amgen's XGEVA®, BLINCYTO®, and KYPROLIS®; BMS's REVLIMID®, VIDAZA®, and ABRAXANE®; and EUSA Pharma's SYLVANT® and QARZIBA®. The Company has built state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines and plans to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. The Company is also constructing a new small molecule manufacturing campus in Suzhou, China. It also works with high quality contract manufacturing organizations (“CMOs”) to manufacture its internally developed clinical and commercial products.
The Company is a leader in China-inclusive global clinical development, which it believes can facilitate faster and more cost-effective development of innovative medicines. Its internal clinical development capabilities are deep, including a more than 1,800-person global clinical development team that is running more than 90 ongoing or planned clinical trials. This includes more than 30 pivotal or registration-enabling trials for three drug candidates that have enrolled more than 13,000 patients and healthy volunteers, of which approximately one-half have been outside of China, as of September 2021. The Company has over 45 medicines and drug candidates in commercial stage or clinical development, including 10 approved medicines, 2 pending approval, and over 30 in clinical development.
Supported by its development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis to develop and commercialize innovative medicines globally. Since its inception in 2010 in Beijing, the Company has become a fully integrated global organization of over 7,600 employees in 23 countries and regions as of September 30, 2021, including China, the United States, Europe and Australia.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2021 and 2020, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report").
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

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
There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2021, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2021 and December 31, 2020:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2021	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	237,796	—	—
Money market funds	62,291	—	—
Short-term investment (Note 4):
U.S. Treasury securities	2,533,617	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	29,467	13,650	—
Total	2,863,171	13,650	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	286,072	—	—
Money market funds	80,838	—	—
Short-term investment (Note 4):
U.S. Treasury securities	3,268,725	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	10,810	6,669	—
Total	3,646,445	6,669	—
The Company's cash equivalents are highly liquid investments with original maturities of 3 months or less. Short-term investments represent the Company's investments in available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
The Company's equity securities carried at fair value consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. ("Leap"), which were acquired in connection with a collaboration and license agreement entered into in January 2020 and in Leap's underwritten public offering in September 2021. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies.

Refer to Note 4, Restricted Cash and Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
As of September 30, 2021 or December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
Out-Licensing Arrangements
For the three and nine months ended September 30, 2021, the Company’s collaboration revenue consisted entirely of revenue recognized under its out-licensing collaborative agreement with Novartis Pharma AG ("Novartis"). There was no collaboration revenue recognized for the three and nine months ended September 30, 2020.
The following table summarizes total collaboration revenue recognized for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue from Collaborators	$	$	$	$
License revenue	—	—	484,646	—
Research and development service revenue	13,979	—	40,456	—
Total	13,979	—	525,102	—
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

The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the nine months ended September 30, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the nine months ended September 30, 2021. The portion of the transaction price allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $13,979 and $40,456 during the three and nine months ended September 30, 2021, respectively.

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
Amgen and the Company are also jointly developing a portfolio of Amgen oncology pipeline assets under the collaboration. The Company is responsible for conducting clinical development activities in China and co-funding global development costs by contributing cash and development services up to a total cap of $1,250,000. Amgen is responsible for all development, regulatory and commercial activities outside of China. For each pipeline asset that is approved in China, the Company will receive commercial rights for seven years from approval. The Company has the right to retain approximately one out of every three approved pipeline assets, other than LUMAKRAS™ (sotorasib), Amgen's KRAS G12C inhibitor, for commercialization in China. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. The Company is entitled to receive royalties from sales in China for pipeline assets returned to Amgen for five years after the seven-year commercialization period. The Company is also entitled to receive royalties from global sales of each product outside of China (with the exception of LUMAKRAS).

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
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Research and development expense	29,710	30,795	85,040	87,498
Amortization of research and development cost share liability	28,943	30,056	82,846	85,296
Total amount due to Amgen for BeiGene's portion of the development funding	58,653	60,851	167,886	172,794

				As of
				September 30,
				2021
Remaining portion of development funding cap				851,124
As of September 30, 2021 and December 31, 2020, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of
	September 30,	December 31,
	2021	2020
	$	$
Research and development cost share liability, current portion	153,838	127,808
Research and development cost share liability, non-current portion	266,163	375,040
Total research and development cost share liability	420,001	502,848

The total reimbursement due under the commercial profit-sharing agreement for in-line product sales is classified in the income statement for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Cost of sales - product	380	(1,023)	1,058	(1,023)
Research and development	(373)	61	(310)	61
Selling, general and administrative	(12,552)	(3,667)	(28,469)	(3,667)
Total	(12,545)	(4,629)	(27,721)	(4,629)
The Company purchases commercial inventory from Amgen to distribute in China. Total inventory purchases amounted to $32,129 and $50,983 during the three and nine months ended September 30, 2021, respectively, and $7,404 during the three and nine months ended September 30, 2020. Net amounts payable to Amgen as of September 30, 2021 and December 31, 2020 were $105,675 and $122,828, respectively.
Shoreline
In June 2021, the Company signed an exclusive worldwide strategic collaboration with Shoreline Biosciences, Inc., to develop and commercialize a portfolio of NK-based based cell therapeutics leveraging Shoreline’s iPSC NK cell technology and BeiGene’s research and clinical development capabilities for different malignancies.
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $6,386 and $8,055 as of September 30, 2021 and December 31, 2020, respectively, primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
Short-Term Investments
Short-term investments as of September 30, 2021 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	2,533,886	—	(269)	2,533,617
Total	2,533,886	—	(269)	2,533,617
 Short-term investments as of December 31, 2020 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	3,267,875	850	—	3,268,725
Total	3,267,875	850	—	3,268,725
As of September 30, 2021, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of September 30, 2021.

Equity Securities with Readily Determinable Fair Values
Leap
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap's underwritten public offering. As of September 30, 2021, the Company's ownership interest in the outstanding common stock of Leap was 8.4% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 13.2% based on information from Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other (expense) income, net. The Company recorded unrealized gains of $23,764 and $18,388 for the three and nine months ended September 30, 2021, respectively, and unrealized (losses)/gains of $(1,048) and $10,216 for the three and nine months ended September 30, 2020, respectively, in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the fair value of the common stock and warrants was as follows:

	As of
	September 30,	December 31,
	2021	2020
	$	$
Fair value of Leap common stock	29,467	10,810
Fair value of Leap warrants	13,650	6,669

Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $21,714 and $9,705 in equity securities without readily determinable fair values as of September 30, 2021 and December 31, 2020, respectively. There were no adjustments to the carrying values of these securities for the three and nine months ended September 30, 2021.
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
Upon deconsolidation, the Company recorded an equity investment of $10,000, which represents the estimated fair value of its 55.6% ownership interest in MapKure. Effective June 8, 2020, the Company is accounting for the investment as an equity-method investment and records its portion of MapKure's earnings or losses within other (expense) income, net. The Company recognized losses of $291 and $763 for the three and nine months ended September 30, 2021, respectively, and losses of $143 and $166 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the carrying amount of the Company's investment in MapKure was $8,746 and $9,509, respectively.
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
GET Bio-fund has four limited partners and one general partner, Guangzhou GET Biomedical Industry Investment Fund Management Co., Ltd. (“GET Bio-fund Management”). GET Bio-fund has an agreed duration for seven years, with the first five years as the investment period and the following two years as the projected payback period. The agreed upon duration may be extended for two additional years with the approval of all of the partners. BeiGene Guangzhou, as a limited partner, holds an ownership interest in the fund of 26.3%. The investment committee for the fund has seven members, and requires resolutions to be approved by at least five of the seven members. BeiGene Guangzhou holds one position on the investment committee and GET Bio-fund Management holds three positions. The Company determined that it has the ability to exercise significant influence over the fund due to the Company's ownership interest and involvement on the investment committee, and the investment represents an equity method investment. The Company recognized unrealized losses of less than $1 and $56 for the three and nine months ended September 30, 2021, respectively, and losses of $76 for the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, the carrying amount of the Company's investment in the fund was $12,286 and $12,189, respectively.
Other Equity-Method Investments
In addition to the equity-method investments mentioned above, the Company made additional equity-method investments during the year ended December 31, 2020 and the nine months ended September 30, 2021 that it does not consider to be individually significant to its financial statements. The Company recognized the equity-method investments at cost and subsequently adjusted the basis based on the Company's share of the results of operations. The Company records its share of the investees' results of operations within other (expense) income, net.
5. Inventories
The Company’s inventory balance consisted of the following:

	As of
	September 30,	December 31,
	2021	2020
	$	$
Raw materials	54,993	19,330
Work in process	10,397	1,378
Finished goods	85,589	68,585
Total inventories	150,979	89,293

6. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	September 30,	December 31,
	2021	2020
	$	$
Laboratory equipment	109,950	78,640
Leasehold improvements	47,521	37,643
Building	133,478	111,527
Manufacturing equipment	114,408	96,669
Software, electronics and office equipment	26,160	20,782
Property, plant and equipment, at cost	431,517	345,261
Less accumulated depreciation	(110,086)	(73,354)
Construction in progress	129,357	85,779
Property, plant and equipment, net	450,788	357,686
 As of September 30, 2021 and December 31, 2020, construction in progress ("CIP") of $129,357 and $85,779, respectively, was primarily related to the buildout of additional capacity at the Guangzhou manufacturing facility and expansion of BeiGene (Guangzhou) Co., Ltd.'s ("BGC") research and development activities in Guangzhou, China. Subsequent phases of the Guangzhou factory buildout and BGC research and development expansion will continue to be recorded as CIP until they are placed into service.
Depreciation expense was $11,773 and $32,440 for the three and nine months ended September 30, 2021, respectively, and $8,157 and $23,303 for the three and nine months ended September 30, 2020, respectively.
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
In connection with the JV share purchase, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 ("Senior Loan"), of which $120,000 will be used to fund the JV share repurchase and repayment of the shareholder loan and $80,000 can be used for general working capital purposes. The Company may extend the original maturity date for up to two additional twelve month periods. In October 2020, the Company drew down $80,000 of the working capital facility and $118,320 of the acquisition facility to be used for the JV share repurchase. In addition, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership ("Zhuhai Hillhouse") for a total loan facility of $73,640 (RMB500,000) ("Related Party Loan"), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility, including principal, interest and fees. The Company has drawn down $15,520 (RMB100,000) of the Related Party Loan as of September 30, 2021. See Note 11 for further discussion of the loans.
8. Intangible Assets
Intangible assets as of September 30, 2021 and December 31, 2020 are summarized as follows:

	As of
	September 30, 2021			December 31, 2020
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(3,063)	4,437	7,500	(2,500)	5,000
Developed product	10,000	(333)	9,667	—	—	—
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	18,316	(4,212)	14,104	8,316	(3,316)	5,000
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from BMS, REVLIMID®, VIDAZA®, and ABRAXANE®, acquired as part of the transaction with BMS (then Celgene) in 2017. The Company is amortizing the product distribution rights, as a single identified asset, over a period of 10 years which is the term of the agreement. Developed product represents the post-approval milestone payments under the license agreement with Merck KGaA that was terminated during the year ended December 31, 2018 and the commercialization agreement with EUSA Pharma. The Company is amortizing the developed product over the remainder of the product patent or the term of the commercialization agreement. The trading license represents the Guangzhou drug distribution license acquired on September 21, 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed product is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and the trading licenses is included in operating expenses in the accompanying consolidated statements of operations. Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Amortization expense - Cost of sales - product	216	—	333	—
Amortization expense - Operating expense	188	187	563	658
Total	404	187	896	658
As of September 30, 2021, expected amortization expense for the unamortized finite-lived intangible assets is approximately $424 for the remainder of 2021, $1,695 in 2022, $1,695 in 2023, $1,695 in 2024, and $8,595 in 2025 and thereafter.
9. Income Taxes
Income tax benefit was $19,223 and $24,083 for the three and nine months ended September 30, 2021, respectively, and was $8,423 and $8,344 for the three and nine months ended September 30, 2020, respectively. The income tax benefit for the three and nine months ended September 30, 2021 and September 30, 2020 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of September 30, 2021, it is more likely than not that deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, for certain subsidiaries in China, and for all U.S. tax credit carryforwards.
As of September 30, 2021, the Company had gross unrecognized tax benefits of $9,084. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $778 and $1,961, respectively, in the three and nine months ended September 30, 2021 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2021 and December 31, 2020, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of September 30, 2021, Australia tax matters are open to examination for the years 2013 through 2021, China tax matters are open to examination for the years 2014 through 2021, Switzerland tax matters are open to examination for the years 2017 through 2021, and U.S. federal tax matters are open to examination for years 2015 through 2021. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2010 through 2021.
10. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the nine months ended September 30, 2021 and 2020 consists of the following activity:

	Nine Months Ended
	September 30,
	2021	2020
	$	$
Balance at beginning of the period	112	—
Current period provision for expected credit losses	(7)	114
Amounts written-off	—	—
Exchange rate changes	3	—
Balance at end of the period	108	114

Prepaid expenses and other current assets consist of the following:

	As of
	September 30,	December 31,
	2021	2020
	$	$
Prepaid research and development costs	75,696	71,341
Prepaid manufacturing cost	59,536	25,996
Prepaid taxes	38,438	30,392
Payroll tax receivable	20,911	3,580
Prepaid Commercial	7,646	2,794
Interest receivable	7,223	6,619
Prepaid insurance	4,122	1,347
Income tax receivable	3,016	4,607
Non-trade receivable	2,829	4,464
Other	15,598	8,872
Total	235,015	160,012

Other non-current assets consist of the following:

	As of
	September 30,	December 31,
	2021	2020
	$	$
Goodwill	109	109
Prepayment of property and equipment	34,579	16,984
Prepayment of facility capacity expansion activities (1)	23,816	29,778
Prepaid VAT	21,499	10,913
Rental deposits and other	7,691	5,962
Long-term investments (Note 4)	87,428	49,344
Total	175,122	113,090
(1) Represents payments for facility expansions under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.
Accrued expenses and other payables consist of the following:

	As of
	September 30,	December 31,
	2021	2020
	$	$
Compensation related	104,878	106,765
External research and development activities related	163,937	143,302
Commercial activities	67,100	66,131
Employee tax withholdings	27,494	14,373
Sales rebates and returns related	20,190	11,874
Professional fees and other	6,275	3,699
Total	389,874	346,144
Other long-term liabilities consist of the following:

	As of
	September 30,	December 31,
	2021	2020
	$	$
Deferred government grant income	46,672	49,139
Pension liability	7,863	8,113
Other	71	177
Total	54,606	57,429

11. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of September 30, 2021 and December 31, 2020:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	September 30, 2021		December 31, 2020
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	776	5,000	307	2,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	1,164	7,500	—	—
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(3)		5.8%	198,320	1,277,835	198,320	1,294,010
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(4)		5.8%	15,520	100,000	15,326	100,000
Other short-term debt (5)						226,592	1,460,000	121,062	789,918
Total short-term debt						442,372	2,850,335	335,015	2,185,928

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	89,085	574,000	88,584	578,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	53,156	342,500	53,641	350,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(6)	58,665	378,000	41,412	270,206
Total long-term bank loans						200,906	1,294,500	183,637	1,198,206
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of September 30, 2021. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out. The Company repaid $155 (RMB1,000) during the nine months ended September 30, 2021.
2.On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of September 30, 2021.
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
5.During the year ended December 31, 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,480,000 in aggregate, with maturity dates ranging from April 19, 2021 to September 8, 2022. The Company drew down $143,456 (RMB930,082) during the nine months ended September 30, 2021. The Company repaid $40,074 (RMB260,000) of the short-term loans in the nine months ended September 30, 2021. The weighted average interest rate for the short-term working capital loans was approximately 4.3% as of September 30, 2021. One of the short-term working capital loans outstanding in the amount of $9,312 (RMB60,000) is secured by the Company's research and development facility in Beijing and the associated land use right owned by its subsidiary, Beijing Innerway Bio-tech Co., Ltd.
6.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of September 30, 2021. The Company drew down $16,838 (RMB107,794) during the nine months ended September 30, 2021. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
Interest Expense
Interest expense recognized for the three and nine months ended September 30, 2021 was $7,609 and $22,186, respectively, among which, $275 and $526 was capitalized, respectively. Interest expense recognized for the three and nine months ended September 30, 2020 was $4,139 and $12,849, respectively, among which, $97 and $214 was capitalized, respectively.

12. Product Revenue
The Company’s product revenue is derived from the sale of its internally developed products BRUKINSA® in the United States and China, and tislelizumab and pamiparib in China; the sale of REVLIMID® and VIDAZA® in China under a license from BMS; and XGEVA® and BLINCYTO® in China under a license from Amgen. On March 25, 2020, the Company announced that the China National Medical Products Administration ("NMPA") suspended the importation, sales and use of ABRAXANE® in China supplied to BeiGene by Celgene, a BMS company, and the drug was subsequently recalled by BMS and is not currently available for sale in China.
The table below presents the Company’s net product sales for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Product revenue – gross	206,029	95,333	497,823	216,210
Less: Rebates and sales returns	(13,568)	(4,253)	(60,621)	(7,436)
Product revenue – net	192,461	91,080	437,202	208,774
The following table disaggregates net product sales by product for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Tislelizumab	76,980	49,934	200,738	99,877
BRUKINSA®	65,832	15,662	130,345	23,353
REVLIMID®	20,209	14,067	46,984	38,914
VIDAZA®	5,810	8,366	12,771	26,198
ABRAXANE®	—	—	—	17,381
XGEVA®	15,699	3,051	33,491	3,051
BLINCYTO®	5,040	—	5,040	—
Pamiparib	1,516	—	3,737	—
Other	1,375	—	4,096	—
Total product revenue – net	192,461	91,080	437,202	208,774
The following table presents the roll-forward of accrued sales rebates and returns for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
	$	$
Balance at beginning of the period	11,874	3,198
Accrual	60,621	7,436
Payments	(52,305)	(3,110)
Balance at end of the period	20,190	7,524
Sales rebates accrued and paid through September 30, 2021 increased as a result of compensating distributors for products previously sold at the pre-NRDL price, which remained in the distribution channel, due to the first inclusion of tislelizumab, BRUKINSA® and XGEVA® in the NRDL.

13. Loss Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Numerator:
Net loss	(413,855)	(426,617)	(827,701)	(1,127,874)
Less: Net loss attributable to noncontrolling interest	—	(1,393)	—	(3,713)
Net loss attributable to BeiGene, Ltd.	(413,855)	(425,224)	(827,701)	(1,124,161)

Denominator:
Weighted average shares outstanding—basic and diluted	1,205,971,284	1,148,973,077	1,196,391,201	1,052,940,583
For the three and nine months ended September 30, 2021 and September 30, 2020, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
14. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company's initial public offering ("IPO") on the NASDAQ Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of September 30, 2021, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,510. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the nine months ended September 30, 2021, the Company granted options for 6,074,757 ordinary shares and restricted share units for 15,583,295 ordinary shares under the 2016 Plan. As of September 30, 2021, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 59,405,189 and 36,239,359, respectively. As of September 30, 2021, share-based awards to acquire 50,670,190 ordinary shares were available for future grant under the 2016 Plan.
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
During the nine months ended September 30, 2021, the Company did not grant any options or restricted share units under the 2018 Plan. As of September 30, 2021, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 30,901 and 831,116, respectively. As of September 30, 2021, share-based awards to acquire 9,294,440 ordinary shares were available for future grant under the 2018 Plan.
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
As of September 30, 2021, 5,194,546 ordinary shares were available for future issuance under the ESPP.
The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
August 31, 2021	425,386	$308.30	$23.72	$262.06	$20.16	$8,575
February 26, 2021	436,124	$236.30	$18.18	$200.86	$15.45	$6,738
August 31, 2020	485,069	$164.06	$12.62	$139.45	$10.73	$5,203
February 28, 2020	425,425	$145.54	$11.20	$123.71	$9.52	$4,048
1 The market price is the lower of the closing price on the NASDAQ Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Research and development	31,680	25,410	83,762	69,521
Selling, general and administrative	35,397	24,887	93,939	64,499
Total	67,077	50,297	177,701	134,020

15. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2020	14,184	871	(8,113)	6,942
Other comprehensive (loss) income before reclassifications	6,528	(1,078)	250	5,700
Amounts reclassified from accumulated other comprehensive income (1)	—	(62)	—	(62)
Net-current period other comprehensive (loss) income	6,528	(1,140)	250	5,638
Balance as of September 30, 2021	20,712	(269)	(7,863)	12,580
(1) The amounts reclassified from accumulated other comprehensive income were included in other (expense) income, net in the consolidated statements of operations.
16. Shareholders’ Equity
Share Purchase Agreement
On September 10, 2021, the Company issued an aggregate of 165,529 ADSs, representing 2,151,877 ordinary shares, to Amgen Inc. for a total consideration of $50,000, in a private placement pursuant to a Share Purchase Agreement dated October 31, 2019, as amended on December 6, 2019 and September 24, 2020 by and between Amgen and Company (the "SPA").
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

Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2021 and December 31, 2020, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $622,761 and $119,776, respectively.
18. Commitments and Contingencies
Purchase Commitments
As of September 30, 2021, the Company had purchase commitments amounting to $268,498, of which $77,601 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $190,897 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital Commitments
The Company had capital commitments amounting to $57,720 for the acquisition of property, plant and equipment as of September 30, 2021, which were mainly for BeiGene Guangzhou Factory’s manufacturing facility, expansion of BGC's research and development activities in Guangzhou, China, and research and development operations at the Changping facility in Beijing, China.
Co-Development Funding Commitment
    Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of September 30, 2021, the Company's remaining co-development funding commitment was $851,124.
Research and Development Commitment
The Company entered into a long-term research and development agreement during the nine months ended September 30, 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next five years. As of September 30, 2021, the total research and development commitment amounted to $74,392.
Funding Commitment
The Company had committed capital related to an equity method investment in the amount of $15,000. As of September 30, 2021, the remaining capital commitment was $13,500 and is expected to be paid from time to time over the investment period.
Pension Commitment
The Company maintains a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1,285 per year based on annual funding contributions in effect as of September 30, 2021 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
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
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
PRC	158,775	85,384	377,392	199,301
United States	43,471	5,696	427,280	9,473
Other	4,194	—	157,632	—
Total	206,440	91,080	962,304	208,774
U.S. revenues for the three and nine months ended September 30, 2021 consisted of collaboration revenue of $9,785 and $367,571, respectively, and BRUKINSA® product sales of $33,686 and $59,709, respectively. U.S. revenues for the three and nine months ended September 30, 2020 consisted entirely of BRUKINSA® product sales.
20. Subsequent Events
On October 6, 2021, Celgene delivered a notice to the Company purporting to terminate the License and Supply Agreement with respect to ABRAXANE® and providing 180-days’ notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in the Territory pursuant to Section 2.6 of the License and Supply Agreement. The Company believes that the reasons stated in the termination notice do not provide a valid basis for terminating the agreement with respect to ABRAXANE® and intends to contest the purported termination vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Item 1-Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to successfully develop and commercialize oncology assets licensed from Amgen in China pursuant to our global strategic oncology collaboration with Amgen; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory environment and regulatory developments in the United States, the People’s Republic of China (“China” or “PRC”), the United Kingdom, the European Union ("EU") and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance and the pricing and reimbursement of our medicines and drug candidates, if approved; developments relating to our competitors and industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs and ordinary shares, and impact of securities analysts’ reports on these prices; the impact of the COVID-19 pandemic on our clinical development, commercial, manufacturing, and other operations; and other risks and uncertainties, including those listed under “Part II-Item 1A-Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II-Item 1A-Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.
Overview
We are a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and expand access for patients worldwide.
We have delivered ten molecules into the clinic in our first ten years, including three commercial medicines, BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers, tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers, and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We are marketing BRUKINSA® in the world’s two largest pharmaceutical markets, the United States and the People's Republic of China ("China" or the "PRC"), and tislelizumab and pamiparib in China, with an established, science-based commercial organization. Additionally, we have licensed the China rights to multiple medicines, including Amgen's XGEVA®, BLINCYTO®, and KYPROLIS®; BMS's ABRAXANE®, REVLIMID®, and VIDAZA®; and EUSA Pharma's SYLVANT® and QARZIBA®. We have built state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of our medicines, and plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. We are also constructing a new small molecule manufacturing campus in Suzhou, China. We also work with high quality contract manufacturing organizations (“CMOs”) to manufacture our internally developed clinical and commercial products.
We are a leader in China-inclusive global clinical development, which we believe can facilitate faster and more cost-effective development of innovative medicines. Our internal clinical development capabilities are deep, including a more than 1,800-person global clinical development team that is running more than 90 ongoing or planned clinical trials. This includes more than 30 pivotal or registration-enabling trials for three drug candidates that have enrolled more than 13,000 patients and healthy volunteers, of which approximately one-half have been outside of China, as of September 2021. We have over 45 medicines and drug candidates in commercial stage or clinical development, including 10 approved medicines, 2 pending approval, and over 30 in clinical development.
Supported by our development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis to develop and commercialize innovative medicines globally. Since our inception in 2010 in Beijing, we have become a fully integrated global organization of over 7,600 employees in 23 countries and regions as of September 30, 2021, including China, the United States, Europe and Australia.
Recent Developments
Recent Business Developments
On October 20, 2021, we and Nanolek, a biopharmaceutical company specializing in the production of import-substituting and innovative drugs in Russia, announced that BRUKINSA® (zanubrutinib) received approval from the Russia Ministry of Health for the treatment of adult patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. BeiGene and Nanolek entered into an exclusive distribution agreement for Nanolek to commercialize BRUKINSA® in the Russian Federation.
On October 10, 2021, we announced that BRUKINSA® (zanubrutinib) was approved in Australia for the treatment of adult patients with MCL who have received at least one prior therapy.
On October 7, 2021, we announced that BRUKINSA® was approved in Australia for the treatment of adult patients with Waldenström’s macroglobulinemia (WM) who have received at least one prior therapy or in first line treatment for patients unsuitable for chemo-immunotherapy. Following registration of BRUKINSA® with the Therapeutic Goods Administration (TGA), these patients now have immediate access to BRUKINSA® through our sponsored post-approval, pre-reimbursement access program.
On October 6, 2021, BMS-Celgene delivered a notice to us, which we dispute, purporting to terminate the license agreement with respect to ABRAXANE® and providing 180-days' notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the license agreement. We believe that the reasons stated in the notice do not provide a valid basis for terminating the license agreement with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS-Celgene to reduce its damages in the on-going arbitration proceedings described in Part II-Item 1. Legal Proceedings. We intend to contest the purported termination vigorously.
On September 17, 2021, we announced the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion, recommending approval of BRUKINSA® for the treatment of adult patients with WM who have received at least one prior therapy or first-line treatment for patients unsuitable for chemo-immunotherapy.
On September 15, 2021, we announced that BRUKINSA® received accelerated approval from the U.S. Food and Drug Administration (FDA) for the treatment of adult patients with relapsed or refractory (R/R) marginal zone lymphoma (MZL) who have received at least one anti-CD20-based regimen.
On September 13, 2021, we announced that the FDA accepted for review a Biologics License Application (BLA) for our anti-PD-1 antibody tislelizumab as a treatment for patients with unresectable recurrent locally advanced or metastatic esophageal squamous cell carcinoma (ESCC) after prior systemic therapy. The Prescription Drug User Fee Act (PDUFA) target action date is July 12, 2022.

On September 1, 2021, we announced that BRUKINSA® received approval from the FDA for the treatment of adult patients with WM.
On August 22, 2021, we announced that the Center for Drug Evaluation (CDE) of the China National Medical Products Administration (NMPA) accepted a supplemental Biologics License Application (sBLA) for anti-PD-1 antibody tislelizumab in combination with chemotherapy as a first-line treatment for patients with recurrent or metastatic nasopharyngeal cancer (NPC).
On August 18, 2021, we announced that Swissmedic accepted the marketing authorization application (MAA) for BRUKINSA, a treatment option for adult patients with WM. Swissmedic has started the formal review of the MAA. BRUKINSA has already been granted orphan drug status by Swissmedic.
On August 16, 2021, we announced that the NMPA granted QARZIBA® (dinutuximab beta) conditional approval for the treatment of high-risk neuroblastoma in patients aged 12 months and above who have previously received induction chemotherapy and achieved at least a partial response, followed by myeloablative therapy and stem cell transplantation, as well as patients with a history of R/R neuroblastoma with or without residual disease. Dinutuximab beta is a targeted immunotherapy approved by the EMA.
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
•BGB-A445, an investigational non-ligand competing OX40 monoclonal antibody;
•BGB-16673, an investigational Chimeric Degradation Activating Compound, or CDAC, targeting BTK; and
•BGB-A425, an investigational humanized monoclonal antibody against TIM-3.
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
•BAT1706, an investigational biosimilar to Avastin® (bevacizumab), licensed from Bio-Thera Solutions, Ltd. ("Bio-Thera"); and
•DXP-593 and DXP-604, investigational anti-COVID-19 antibodies, licensed from Singlomics (Beijing DanXu) Biopharmaceuticals Co., Ltd. ("Singlomics"). The license rights of the candidate outside of the U.S. and the development rights of the candidate in the U.S. have been returned to Singlomics under a reversion agreement signed by the parties, with us retaining U.S. commercial rights.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support planned increases in commercialization activities for our approved medicines, and the preparation for potential launch and commercialization of additional in-licensed products from our collaborations and internally developed products, if approved. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our treatments for various cancers and the initiation of clinical trials for potential new indications or drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance. We also incur significant legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company with our ADSs and ordinary shares listed for trading on The NASDAQ Global Select Market and The Hong Kong Stock Exchange, respectively.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$192,461	$91,080	$101,381	111.3%	$437,202	$208,774	$228,428	109.4%
Collaboration revenue	13,979	—	13,979	NM	525,102	—	525,102	NM
Total revenues	206,440	91,080	115,360	126.7%	962,304	208,774	753,530	360.9%
Expenses
Cost of sales - product	47,413	21,123	26,290	124.5%	116,361	49,579	66,782	134.7%
Research and development	351,937	349,070	2,867	0.8%	1,028,754	939,340	89,414	9.5%
Selling, general and administrative	269,227	160,837	108,390	67.4%	683,622	391,967	291,655	74.4%
Amortization of intangible assets	188	187	1	0.5%	563	658	(95)	(14.4)%
Total expenses	668,765	531,217	137,548	25.9%	1,829,300	1,381,544	447,756	32.4%
Loss from operations	(462,325)	(440,137)	(22,188)	5.0%	(866,996)	(1,172,770)	305,774	(26.1)%
Interest (expense) income, net	(2,230)	(614)	(1,616)	263.2%	(11,275)	7,184	(18,459)	(256.9)%
Other income, net	31,477	5,711	25,766	451.2%	26,487	29,368	(2,881)	(9.8)%
Loss before income taxes	(433,078)	(435,040)	1,962	(0.5)%	(851,784)	(1,136,218)	284,434	(25.0)%
Income tax benefit	(19,223)	(8,423)	(10,800)	128.2%	(24,083)	(8,344)	(15,739)	188.6%
Net loss	(413,855)	(426,617)	12,762	(3.0)%	(827,701)	(1,127,874)	300,173	(26.6)%
Less: Net loss attributable to noncontrolling interest	—	(1,393)	1,393	(100.0)%	—	(3,713)	3,713	(100.0)%
Net loss attributable to BeiGene, Ltd.	$(413,855)	$(425,224)	$11,369	(2.7)%	$(827,701)	$(1,124,161)	$296,460	(26.4)%
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue
Total revenue increased to $206.4 million for the three months ended September 30, 2021, from $91.1 million for the three months ended September 30, 2020, primarily due to continued sales increases of our internally developed products and our in-licensed products from Amgen.
The following table summarizes the components of revenue for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended
	September 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
Product revenue	$192,461	$91,080	$101,381	111.3%
Collaboration revenue:
Research and development service revenue	13,979	—	13,979	NM
Total collaboration revenue	13,979	—	13,979	NM
Total Revenue	$206,440	$91,080	$115,360	126.7%

Net product revenues consisted of the following:

	Three Months Ended
	September 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
Tislelizumab	$76,980	$49,934	$27,046	54.2%
BRUKINSA®	65,832	15,662	50,170	320.3%
REVLIMID®	20,209	14,067	6,142	43.7%
VIDAZA®	5,810	8,366	(2,556)	(30.6)%
XGEVA®	15,699	3,051	12,648	414.6%
BLINCYTO®	5,040	—	5,040	NM
Pamiparib	1,516	—	1,516	NM
Other	1,375	—	1,375	NM
Total product revenue	$192,461	$91,080	$101,381	111.3%
Net product revenue increased 111.3% to $192.5 million for the three months ended September 30, 2021, compared to $91.1 million in the prior year period, primarily due to continued increases in sales of tislelizumab in China and BRUKINSA® in the United States and China, as well as sales of pamiparib, which we began selling in China in May 2021, partially offset by decreased sales of the BMS products distributed in China. In addition, product revenues in the third quarter of 2021 were positively impacted by sales of Amgen's XGEVA® and BLINCYTO® in China, which we began distributing in July 2020 and August 2021, respectively.
Global sales of BRUKINSA® totaled $65.8 million in the third quarter, representing a 320% increase compared to the prior year period; U.S. sales of BRUKINSA® totaled $33.7 million in the third quarter compared to $5.7 million in the comparable prior year period. U.S. sales continued to accelerate in the quarter, driven by continued uptake in MCL and the recent FDA approvals in WM and MZL. BRUKINSA® sales in China totaled $32.1 million in the third quarter, representing growth of 223% compared to the prior year period, driven by a significant increase in all approved indications, including CLL. Additionally, we expect approval of our marketing authorization application for BRUKINSA® in WM in the European Union in the fourth quarter of 2021 and are expanding our commercial presence there in anticipation of launch.
Sales of tislelizumab in China totaled $77.0 million in the third quarter, representing a 54% increase compared to the prior year period. In the third quarter, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab. We believe that our strategy during 2021 of expanding our salesforce and hospital listings and continuing to seek expanded labels in broad indications will allow us to increase our market share during the remainder of 2021 and into 2022.
We are preparing for the upcoming NRDL negotiations in China for our eligible medicines, including tislelizumab in first-line non-squamous non-small cell lung cancer (NSCLC), first-line squamous NSCLC and second- or third-line hepatocellular carcinoma (HCC), BRUKINSA® in WM, and pamiparib in germline BRCA (gBRCA) mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy. We expect the NRDL negotiations to be completed in the fourth quarter of 2021. The inclusion of new indications or medicines may impact pricing and result in distributor compensation, which could affect revenue in the short term; however, we continue to believe in the opportunity for our medicines in China, including tislelizumab, and that reimbursement of broader indications will enable us to have further penetration and help many more patients, given our established commercial infrastructure in the core and broad markets.
We expect product revenue from the in-licensed products from BMS to continue to be impacted by the NMPA’s suspension of the importation, sales and use of ABRAXANE® in China in March 2020 and the subsequent voluntary recall of ABRAXANE® by BMS. In addition, BMS provided notice to us, which we dispute, purporting to terminate the License and Supply Agreement entered into by us and Celgene in July 2017 with respect to ABRAXANE® and providing 180-days' notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the License and Supply Agreement. We also expect revenues to be impacted by increased competition from generic products for REVLIMID® and the loss of volume-based procurement ("VBP") bidding for VIDAZA®. We do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE®, qualified drug is manufactured and available for sale in China, and the dispute regarding the termination notice is resolved. We do not know when the NMPA suspension of ABRAXANE® will be lifted and when we will be able to re-commence sales of ABRAXANE®.

Although the impact of COVID-19 on commercial activities in China lessened in the second half of 2020 and in the first nine months of 2021, there is continued uncertainty regarding the future potential impact of the pandemic both in China and the United States, as well as globally.
Collaboration revenue totaled $14.0 million for the three months ended September 30, 2021, which was recognized from deferred revenue for R&D services performed during the three months ended September 30, 2021 (see Footnote 3). We did not have any collaboration revenue during the three months ended September 30, 2020.
Cost of Sales
Cost of sales increased to $47.4 million for the three months ended September 30, 2021 from $21.1 million for the three months ended September 30, 2020, primarily due to increased product sales of tislelizumab, BRUKINSA®, and XGEVA®.
Gross Margin
Gross margin on global product sales increased to $145.0 million for the three months ended September 30, 2021, compared to $70.0 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales decreased to 75.4% for the three months ended September 30, 2021, from 76.8% in the comparable period of the prior year. The decrease is primarily due to the lower price resulting from the listing of tislelizumab on the NRDL in March 2021 and was partially offset by a proportionally higher sales mix of global BRUKINSA® and tislelizumab compared to lower margin sales of in-licensed products. Pre-launch inventory carried at zero or low cost consumed during the three months ended September 30, 2021 and September 30, 2020 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $2.9 million, or 0.8%, to $351.9 million for the three months ended September 30, 2021 from $349.1 million for the three months ended September 30, 2020. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended
	September 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$117,131	$111,037	$6,094	5.5%
Upfront license fees	—	66,500	(66,500)	(100.0)%
Amgen co-development expense[1]	29,710	30,795	(1,085)	(3.5)%
Total external research and development expenses	146,841	208,332	(61,491)	(29.5)%
Internal research and development expenses	205,096	140,738	64,358	45.7%
Total research and development expenses	$351,937	$349,070	$2,867	0.8%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended September 30, 2021 totaled $58.7 million, of which $29.7 million was recorded as R&D expense. The remaining $28.9 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the third quarter was primarily attributable to a decrease of $66.5 million related to upfront license fees under collaboration agreements as well as decreased spending on clinical trials related to BRUKINSA®, which were partially offset by milestone payments related to collaboration deals, as well as increased spending related to our early stage programs.
Internal research and development expense increased $64.4 million, or 45.7%, to $205.1 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$31.6 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;

•$18.4 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$5.5 million increase of consulting fees, which was mainly attributable to increased travel and meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates;
•$6.3 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population; and
•$2.6 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $108.4 million, or 67.4%, to $269.2 million for the three months ended September 30, 2021, from $160.8 million for the three months ended September 30, 2020. The increase was primarily attributable to the following:
•$50.9 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets, and the hiring of more personnel to support our growing business;
•$32.2 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities;
•$14.8 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe; and
•$10.5 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population.
Interest Expense, Net
Interest expense, net increased by $1.6 million, or 263.2%, to $2.2 million for the three months ended September 30, 2021, from $0.6 million for three months ended September 30, 2020. The increase in interest expense, net, was primarily attributable to decreased interest income resulting from lower interest rates, as well as increased interest expense resulting from increased debt balances.
Other Income, Net
Other income, net increased to $31.5 million for the three months ended September 30, 2021, from $5.7 million for the three months ended September 30, 2020. The increase was primarily attributable to the unrealized gain on our equity investment in Leap Therapeutics.
Income Tax Benefit
Income tax benefit was $19.2 million for the three months ended September 30, 2021, as compared to $8.4 million for the three months ended September 30, 2020. The income tax benefit for three months ended September 30, 2021 and September 30, 2020 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue
Total revenue increased to $962.3 million, or 360.9%, for the nine months ended September 30, 2021, from $208.8 million for the nine months ended September 30, 2020, primarily due to collaboration revenue from the Novartis arrangement, increased sales of our internally developed products, as well as sales of XGEVA®, the first product licensed under our collaboration with Amgen, which commenced sales in China in July 2020.
The following table summarizes the components of revenue for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
	September 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
Product revenue	$437,202	$208,774	$228,428	109.4%
Collaboration revenue:
License revenue	484,646	—	484,646	NM
Research and development service revenue	40,456	—	40,456	NM
Total collaboration revenue	525,102	—	525,102	NM
Total Revenue	$962,304	$208,774	$753,530	360.9%

Net product revenues consisted of the following:

	Nine Months Ended
	September 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
Tislelizumab	$200,738	$99,877	$100,861	101.0%
BRUKINSA®	130,345	23,353	106,992	458.2%
REVLIMID®	46,984	38,914	8,070	20.7%
VIDAZA®	12,771	26,198	(13,427)	(51.3)%
ABRAXANE®	—	17,381	(17,381)	(100.0)%
XGEVA®	33,491	3,051	30,440	997.7%
BLINCYTO®	5,040	—	5,040	NM
Pamiparib	3,737	—	3,737	NM
Other	4,096	—	4,096	NM
Total product revenue	$437,202	$208,774	$228,428	109.4%
Net product revenue increased 109.4% to $437.2 million for the nine months ended September 30, 2021, compared to $208.8 million in the prior year period, primarily due to increased sales of tislelizumab in China and BRUKINSA® in the United States and China, as well as sales of pamiparib, which we began selling in China in May 2021, partially offset by decreased sales of the BMS products distributed in China. In addition, product revenues in the nine months ended September 30, 2021 were positively impacted by sales of Amgen's XGEVA® and BLINCYTO® in China, which we began distributing in July 2020 and August 2021, respectively.
Product revenues in the nine months ended September 30, 2021 were negatively impacted by an adjustment of $28.1 million as a result of compensating distributors for products that remained in the distribution channel which were sold during the first quarter, prior to applying the lower prices of the NRDL, due to the first inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the updated NRDL by the NHSA, which became effective on March 1, 2021. In the nine months ended September 30, 2021, the inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the NRDL significantly increased patient demand that more than offset the net effect of price reductions as a result of NRDL inclusion.
Global sales of BRUKINSA® totaled $130.3 million in the nine months ended September 30, 2021, representing a 458% increase compared to the prior year period; U.S. sales of BRUKINSA® totaled $59.8 million in the nine months ended September 30, 2021 compared to $9.5 million in the comparable prior year period. U.S. sales continued to accelerate in the period, driven by continued uptake in MCL and the recent FDA approvals in WM and MZL. BRUKINSA® sales in China totaled $70.5 million in the nine months ended September 30, 2021, representing growth of 408% compared to the prior year period, driven by a significant increase in all approved indications, including CLL.

Sales of tislelizumab in China totaled $200.7 million in the nine months ended September 30, 2021, representing a 101% increase compared to the prior year period. In the nine months ended September 30, 2021, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab.
Collaboration revenue totaled $525.1 million for the nine months ended September 30, 2021. $484.6 million was recognized upon delivery of the license right and transfer of know-how to Novartis under our collaboration and license agreement with Novartis, and $40.5 million was recognized from deferred revenue for R&D services performed during the nine months ended September 30, 2021 (see Footnote 3). We did not have any collaboration revenue during the nine months ended September 30, 2020.
Cost of Sales
Cost of sales increased to $116.4 million for the nine months ended September 30, 2021 from $49.6 million for the nine months ended September 30, 2020, primarily due to increased product sales of tislelizumab, BRUKINSA®, and Amgen products, and were partially offset by lower sales of BMS in-licensed products.
Gross Margin
Gross margin on global product sales increased to $320.8 million for the nine months ended September 30, 2021, compared to $159.2 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales decreased to 73.4% for the nine months ended September 30, 2021, from 76.3% in the comparable period of the prior year. The decrease is primarily due to the impact of the accrued compensation in the first quarter of 2021 to customers for sales of tislelizumab, BRUKINSA®, and XGEVA® that remained in the channel and were sold at the pre-NRDL price, as well as the ongoing lower prices resulting from the listing on the NRDL. These negative impacts to our gross margin were partially offset by a proportionally higher sales mix of global BRUKINSA® sales compared to lower margin sales of in-licensed products. Pre-launch inventory carried at zero or low cost consumed during the nine months ended September 30, 2021 and September 30, 2020 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $89.4 million, or 9.5%, to $1,028.8 million for the nine months ended September 30, 2021 from $939.3 million for the nine months ended September 30, 2020. The following table summarizes external clinical, external non-clinical and internal research and development expense for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
	September 30,		Changes
	2021	2020	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$336,564	$353,953	$(17,389)	(4.9)%
Upfront license fees	53,500	109,500	(56,000)	(51.1)%
Amgen co-development expense[1]	85,040	87,498	(2,458)	(2.8)%
Total external research and development expenses	475,104	550,951	(75,847)	(13.8)%
Internal research and development expenses	553,650	388,389	165,261	42.6%
Total research and development expenses	$1,028,754	$939,340	$89,414	9.5%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the nine months ended September 30, 2021 totaled $167.9 million, of which $85.0 million was recorded as R&D expense. The remaining $82.8 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the nine months ended September 30, 2021 was primarily attributable to a decrease of $56.0 million related to upfront license fees under collaboration agreements, decreases in external spending for BRUKINSA® and pamiparib, and a decrease in the expense recognized on co-development fees to Amgen.

Internal research and development expense increased $165.3 million, or 42.6%, to $553.7 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$84.1 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$39.2 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$19.2 million increase of consulting fees, which was mainly attributable to increased travel and meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates;
•$14.2 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population; and
•$8.4 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $291.7 million, or 74.4%, to $683.6 million, for the nine months ended September 30, 2021, from $392.0 million for the nine months ended September 30, 2020. The increase was primarily attributable to the following:
•$128.4 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets, and the hiring of more personnel to support our growing business;
•$99.1 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities;
•$34.7 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe; and
•$29.4 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population.
Interest (Expense) Income, Net
Interest (expense) income, net decreased by $18.5 million, or 256.9%, to $11.3 million of net interest expense for the nine months ended September 30, 2021, from $7.2 million of net interest income for nine months ended September 30, 2020. The decrease in interest income, net, was primarily attributable to decreased interest income, as a result of lower interest rates, as well as increased interest expense, resulting from higher debt balances.
Other Income, Net
Other income, net decreased to $26.5 million for the nine months ended September 30, 2021, from $29.4 million for the nine months ended September 30, 2020. The income in the current year period was primarily due to the unrealized gain on our investment in Leap Therapeutics. The income in the prior year period resulted from unrealized gains on equity investments, as well as a gain recognized in conjunction with the deconsolidation of MapKure.
Income Tax Benefit
Income tax benefit was $24.1 million for the nine months ended September 30, 2021, as compared to $8.3 million for the nine months ended September 30, 2020. The income tax benefit for nine months ended September 30, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of September 30, 2021 and December 31, 2020:

	As of
	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$1,389,696	$1,390,005
Short-term investments	$2,533,617	$3,268,725
Total debt	$643,278	$518,652
With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We recognized net losses of $413.9 million and $827.7 million, respectively, for the three and nine months ended September 30, 2021, and net losses of $426.6 million and $1.1 billion, respectively, for the three and nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $4.4 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
On June 28, 2021, the Listing Committee of the Science and Technology Innovation Board (the “STAR Market") of the Shanghai Stock Exchange (the "SSE") approved the listing application which we submitted in January 2021 to the SSE for a proposed public offering of our ordinary shares and listing of such shares on the STAR Market of the SSE (the “STAR Offering”). The STAR Offering will be conducted within the PRC, and such shares will be issued to and subscribed for by investors in Renminbi (“RMB”) in the PRC and listed and traded on the STAR Market in RMB (the “RMB Shares”). The number of RMB Shares (including the over-allotment option) to be issued will not exceed 132,313,549 ordinary shares, representing no more than 10% of the sum of the total number of our issued ordinary shares as of January 7, 2021 and the total number of RMB Shares to be issued in the STAR Offering. On July 28, 2021, we filed a registration application for the STAR Offering with the China Securities Regulatory Commission ("CSRC"), including an updated prospectus. The consummation of STAR Offering is subject to, among other things, market conditions and additional regulatory approvals, including registration granted by the China Securities Regulatory Commission.

In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG ("Novartis"), granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan. Under the agreement, we received an upfront cash payment of $650 million from Novartis subsequent to closing of the transaction on February 26, 2021.

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$1,390,005	$620,775
Net cash used in operating activities	(790,884)	(951,127)
Net cash provided by (used in) investing activities	531,549	(3,081,441)
Net cash provided by financing activities	252,257	4,877,168
Net effect of foreign exchange rate changes	6,769	4,340
Net (decrease) increase in cash, cash equivalents, and restricted cash	(309)	848,940
Cash, cash equivalents and restricted cash at end of period	$1,389,696	$1,469,715
Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $790.9 million of cash in the nine months ended September 30, 2021, which resulted principally from our net loss of $827.7 million and an increase in our net operating assets and liabilities of $107.0 million, partially offset by non-cash charges of $143.8 million. The non-cash charges were primarily driven by share-based compensation expense, charges for acquired in-process research and development costs, and depreciation and amortization expense, offset by amortization of the research and development cost share liability and deferred income tax benefits. The increase in working capital was driven largely by increases in accounts receivable, inventory and prepaid expenses, and a decrease in accounts payable and accrued expenses, partially offset by an increase in deferred revenue resulting from the upfront payment from Novartis.
Operating activities used $951.1 million of cash in the nine months ended September 30, 2020, which resulted principally from our net loss of $1.1 billion, partially offset by non-cash charges of $133.3 million and a decrease in our net operating assets and liabilities of $43.5 million. The non-cash charges were primarily driven by share-based compensation expense, offset by amortization of the research and development cost share liability. The decrease in working capital was driven primarily by an increase in accounts payable and accrued expenses and a decrease in accounts receivable, partially offset by increases in inventories and other assets and a decrease in other long-term liabilities.
Investing Activities
Cash flows from investing activities consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and upfront payments related to our collaboration agreements.
Investing activities provided $531.5 million of cash in the nine months ended September 30, 2021, consisting of sales and maturities of investment securities of $2.8 billion, offset by $2.1 billion in purchases of investment securities, capital expenditures of $148.0 million, $8.5 million of acquired in-process research and development, and a $7.5 million collaboration milestone payment.
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
Financing activities provided $252.3 million of cash in the nine months ended September 30, 2021, consisting primarily of $143.5 million from proceeds of short-term bank loans, $82.2 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, $50.0 million from the sale of our shares to Amgen, and

$16.8 million from proceeds of long-term bank loans. These inflows were partially offset by $40.2 million of repayment of short-term bank loans.
Financing activities provided $4.9 billion of cash in the nine months ended September 30, 2020, consisting primarily of $2.8 billion received from our collaboration with Amgen, of which $2.2 billion was recorded as equity, and $0.6 billion was recorded as a research and development cost share liability. Additionally, we received $2.1 billion from a registered direct offering of ordinary shares to certain existing investors, $75.8 million from the exercise of employee share options and proceeds issuance of shares through our employee share purchase plan, $64.3 million from proceeds of a long-term bank loan, and $49.0 million from proceeds of short-term bank loans. These inflows were partially offset by the repayment of the Shareholder Loan principal with GET and the prepayment $28.7 million of the remaining 5% minority interest in BeiGene Biologics. On October 9, 2020, the Company drew down $198.3 million of additional debt related to the JV share repurchase and Shareholder Loan repayment.
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
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations as of the payment due date by period at September 30, 2021:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1–3 Years	3–5 Years	5 Years
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$61,174	$4,859	$37,007	$18,000	$1,308
Purchase commitments	268,498	190,897	33,184	30,757	13,660
Debt obligations	643,278	442,372	35,873	75,234	89,799
Interest on debt	71,513	36,592	17,390	12,162	5,369
Co-development funding commitment	851,124	311,750	539,374	—	—
Funding commitment	13,500	4,500	4,500	4,500	—
Research and development commitment	74,392	50,617	11,744	12,031	—
Pension plan	7,863	1,285	2,570	2,570	1,438
Capital commitments	57,720	57,720	—	—	—
Total	$2,049,062	$1,100,592	$681,642	$155,254	$111,574
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
Purchase Commitments
As of September 30, 2021, purchase commitments amounted to $268.5 million, of which $77.6 million related to minimum purchase requirements for supply purchased from contract manufacturers and $190.9 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.

Debt Obligations
The following table summarizes our short-term debt and long-term bank loans as of September 30, 2021 (amounts in thousands, except for percentage data):

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	September 30, 2021
						$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	776	5,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	1,164	7,500
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(3)		5.8%	198,320	1,277,835
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(4)		5.8%	15,520	100,000
Other short-term debt (5)						226,592	1,460,000
Total short-term debt						442,372	2,850,335

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	89,085	574,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	53,156	342,500
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(6)	58,665	378,000
Total long-term bank loans						200,906	1,294,500
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of September 30, 2021. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out. The Company repaid $155 (RMB1,000) during the nine months ended September 30, 2021.
2.On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of September 30, 2021.
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
5.During the year ended December 31, 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,480,000 in aggregate, with maturity dates ranging from April 19, 2021 to September 8, 2022. The Company drew down $143,456 (RMB930,082) during the nine months ended September 30, 2021. The Company repaid $40,074 (RMB260,000) of the short-term loans in the nine months ended September 30, 2021. The weighted average interest rate for the short-term working capital loans was approximately 4.3% as of September 30, 2021. One of the short-term working capital loans outstanding in the amount of $9,312 (RMB60,000) is secured by the Company's research and development facility in Beijing and the associated land use right owned by its subsidiary, Beijing Innerway Bio-tech Co., Ltd.
6.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of September 30, 2021. The Company drew down $16,838 (RMB107,794) during the nine months ended September 30, 2021. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
Interest on Debt
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
    Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of September 30, 2021, our remaining co-development funding commitment was $0.85 billion.
Funding Commitment
Funding commitment represents our committed capital related to one of our equity method investments in the amount of $15.0 million. As of September 30, 2021, our remaining capital commitment was $13.5 million and is expected to be paid from time to time over the investment period.
Research and Development Commitment
We entered into a long-term research and development agreement during the three months ended September 30, 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next five years. As of September 30, 2021, the total research and development commitment amounted to $74.4 million.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1.3 million per year based on annual funding contributions in effect as of September 30, 2021 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $57.7 million for the acquisition of property, plant and equipment as of September 30, 2021, which was primarily for BeiGene Guangzhou Factory’s manufacturing facility, expansion of BGC's research and development activities in Guangzhou, China, and research and development operations at our Changping facility in Beijing, China.
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
There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2021, as compared to those described in the section titled “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
For new accounting policies adopted during the three and nine months ended September 30, 2021 , see “Part I—Item 1. Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.4 billion and $1.4 billion, restricted cash of $6.4 million and $8.1 million, and short-term investments of $2.5 billion and $3.3 billion at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the majority of our cash and cash equivalents is held in U.S. treasury securities and U.S. money market funds. We also have cash and cash equivalent deposits with various major reputable financial institutions located both within and outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. Restricted cash represents secured deposits held in designated bank accounts for issuance of letters of credit. At September 30, 2021, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point increase or decrease in market interest rates would result in a decrease of $19.6 million or an increase of $3.2 million, respectively, as of September 30, 2021.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 0.3% in the nine months ended September 30, 2021 and appreciated approximately 6.3% in the year ended December 31, 2020, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 30, 2021, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 26, 2020, following the suspension and recall of ABRAXANE® in China supplied to us by Celgene Logistics Sàrl, a Bristol Myers Squibb company (referred to elsewhere in this report as BMS, but for this paragraph only, “BMS-Celgene”), we initiated an arbitration proceeding at the International Chamber of Commerce (the “ICC”) against BMS-Celgene asserting that it had breached and continues to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and BMS-Celgene in July 2017 and a related quality agreement (collectively, the “BMS-Celgene License”). Under the BMS-Celgene License, we allege that BMS-Celgene is obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE® to us. In the arbitration proceeding, we are seeking (i) a declaration that BMS-Celgene was and is in breach of the Agreement, (ii) a declaration that BMS-Celgene acted with gross negligence and/or willful misconduct, (iii) an award of damages, and (iv) such other relief as the arbitrators deem appropriate. BMS-Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $17 million in costs that it incurred as part of the ABRAXANE® recall. We believe that the allegations contained in the counterclaim are without merit and intend to defend the counterclaim vigorously. A hearing is scheduled in the matter for June 2022. On October 6, 2021, BMS-Celgene delivered a notice to us purporting to terminate the BMS-Celgene License with respect to ABRAXANE® and providing 180-days' notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the BMS-Celgene License. We believe that the reasons stated in the notice do not provide a valid basis for terminating the BMS-Celgene License with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS-Celgene to reduce its damages in the on-going arbitration proceedings described above. We intend to contest the purported termination vigorously.
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
We received the first new drug approval for one of our internally developed medicines in November 2019, for our BTK inhibitor BRUKINSA® (zanubrutinib), in the United States for the treatment of certain patients with mantle cell lymphoma ("MCL"), which was later approved in the United States for additional indications for the treatment of certain patients with WM (September 2021) and relapsed or refractory (R/R) marginal zone lymphoma (MZL) (September 2021). We also received approvals for BRUKINSA® in China for the treatment of certain patients with MCL, chronic lymphocytic leukemia ("CLL") or small lymphocytic lymphoma ("SLL") (June 2020), and Waldenström’s macroglobulinemia (WM) (June 2021). Additionally, we received approvals for BRUKINSA in Canada, Australia, and other markets for certain indications. For tislelizumab, we received approval in China for the treatment of certain patients with classical Hodgkin's Lymphoma ("cHL") (December 2019), urothelial carcinoma ("UC"), a form of bladder cancer (April 2020), squamous non-small cell lung cancer ("NSCLC") (January 2021), advanced non-squamous NSCLC (June 2021), and hepatocellular carcinoma ("HCC") (June 2021). For pamiparib, we received approval in China for the treatment of certain patients with ovarian, fallopian tube, or primary peritoneal cancer (May 2021).
We continue to build our salesforce in the United States, China, Europe, and other countries and regions to commercialize our internally developed and in-licensed medicines and any additional medicines or drug candidates that we may develop or in-license, which will require significant capital expenditures, management resources and time.
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
Although we are manufacturing commercial supply of tislelizumab, zanubrutinib and pamiparib at our own manufacturing facilities in China, we are planning to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey and we are constructing a new small molecule manufacturing campus in Suzhou, China, we continue to rely on third-party manufacturers to produce some of the commercial quantities of the internally developed and in-licensed medicines we are marketing. In addition, if any of our other drug candidates or in-licensed medicines or drug candidates become approved for commercial sale, we will need to expand our internal capacity or establish additional third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved medicine in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved medicine, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer or modifying manufacturing processes and procedures for such an approved medicine could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products or of products manufactured by the old and new processes and procedures, which could delay or prevent our ability to commercialize such an approved medicine. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved medicine may be delayed or there may be a shortage in supply. Any inability to manufacture our medicines, drug candidates, in-licensed medicines and drug candidates or future approved medicines in sufficient quantities when needed could seriously harm our business and our financial results.
Manufacturers of our medicines must comply with good manufacturing practice ("GMP") requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved medicines may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our medicines, which would seriously harm our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we had been working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at its current manufacturing site and/or application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the China National Healthcare Security Administration ("NHSA") removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. On August 16, 2021, BMS informed us that it planned to file a supplementary application in the fourth quarter of 2021 to register a new facility as the manufacturing site for ABRAXANE® for the China market, with an initial projection that the application could be approved by the NMPA in the fourth quarter of 2022. On October 6, 2021, BMS delivered a notice to us purporting to terminate the license agreement with respect to ABRAXANE® and providing 180-days’ notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the license agreement. We believe that the reasons stated in the notice do not provide a valid basis for terminating the license agreement with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS to reduce its damages in the on-going arbitration proceedings described in Item 1, Legal Proceedings, above. We intend to contest the purported termination vigorously. We do not know when the NMPA suspension of ABRAXANE® will be lifted, or if we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE®, qualified drug is manufactured and available for sale in China and the dispute regarding the termination notice is resolved.
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
In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the "NRDL"), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. There can be no assurance that our medicines and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA®, tislelizumab and XGEVA® were included in the NRDL, which became effective from March 1, 2021. While the demand for these medicines has increased after inclusion in the NDRL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are preparing for the upcoming NRDL negotiations in China for our eligible medicines, including tislelizumab in NSCLC and HCC, BRUKINSA® in WM, and pamiparib. We expect the NRDL negotiations to be completed in the fourth quarter of 2021. If any of these medicines are not included in the NRDL, the revenues for such medicines could be limited, which could have a material adverse effect on our business, financial condition and results of operations. Even if such medicines are included in the NRDL, they may be included at prices that are significantly lower than our current prices, reducing our margins, which could have a material adverse effect on our business, financial condition and results of operations. We expect annual NRDL negotiations to recommence in 2022.
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
We intend to seek approval to market our medicines and drug candidates in the United States, China, Europe and in other jurisdictions. In some countries, such as those in Europe, the pricing of drugs and biologics is subject to governmental control, which can take considerable time even after obtaining regulatory approval. Market acceptance and sales of our medicines will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our medicines and may be affected by existing and future health care reform measures.
*We may be subject to anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations in the United States and other jurisdictions, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished sales.
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

In addition, the approval, commercialization, and other activities for our medicines and drug candidates outside the United States subjects us to non-U.S. equivalents of the healthcare laws such as those mentioned above, among other non-U.S. laws. As with the state equivalents mentioned above, some of these non-U.S. laws may be broader in scope. Data privacy and security laws and regulations in non-U.S. jurisdictions may also be more stringent than those in the United States, such as the General Data Protection Regulation ("GDPR"), the Data Security Law of the PRC, and the Personal Information Protection Law of the PRC.
If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may adversely affect our business.
*We have operations in the United States, China, Europe, Canada, and Australia and plan to expand in these and new markets on our own or with collaborators, which exposes us to risks of conducting business in international markets.
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
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we had been working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and/or application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. On August 16, 2021, BMS informed us that it planned to file a supplementary application in the fourth quarter of 2021 to register a new facility as the manufacturing site for ABRAXANE® for the China market, with an initial projection that the application could be approved by the NMPA in the fourth quarter of 2022. On October 6, 2021, BMS delivered a notice to us purporting to terminate the license agreement with respect to ABRAXANE® and providing 180-days’ notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the license agreement. We believe that the reasons stated in the notice do not provide a valid basis for terminating the license agreement with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS to reduce its damages in the on-going arbitration proceedings described in Item 1, Legal Proceedings, above. We intend to contest the purported termination vigorously. Additionally, although we have obtained regulatory approvals of our medicines, regulatory authorities could suspend or withdraw these approvals. In order to market approved products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. In any event, the receipt of regulatory approval does not assure the success of our commercialization efforts for our medicines.
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
Our development activities and regulatory filings also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or other governments and regulatory authorities. As of May 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. In July 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily suspended. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021, announced plans to continue progress toward resuming standard operation levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we had been working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and/or application to qualify an alternative manufacturing site for China supply. On August 16, 2021, BMS informed us that it planned to file a supplementary application in the fourth quarter of 2021 to register a new facility as the manufacturing site for ABRAXANE® for the China market, with an initial projection that the application could be approved by the NMPA in the fourth quarter of 2022. On October 6, 2021, BMS delivered a notice to us purporting to terminate the license agreement with respect to ABRAXANE® and providing 180-days’ notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the license agreement. We believe that the reasons stated in the notice do not provide a valid basis for terminating the license agreement with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS to reduce its damages in the on-going arbitration proceedings described in Item 1, Legal Proceedings, above. We intend to contest the purported termination vigorously.
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
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the accelerated approval of BRUKINSA® in the United States and China and certain approvals of tislelizumab, pamiparib, XGEVA®, BLINCYTO®, KYPROLIS® and QARZIBA® in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. Other comparable regulatory authorities may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which could result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
Even if we are able to commercialize our medicines and any approved drug candidates, the medicines may become subject to unfavorable pricing regulations or third-party reimbursement practices or healthcare reform initiatives, which could harm our business.
The regulations that govern regulatory approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Historically, products launched in Europe do not follow price structures of the U.S. and generally prices tend to be significantly lower. Countries in Europe provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Countries may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.
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
We intend to seek approval to market our drug candidates in the United States, China, Europe and in other jurisdictions. In some non-U.S. countries, for example those in Europe, the pricing of drugs and biologics is subject to governmental control, which can take considerable time even after obtaining regulatory approval. Market acceptance and sales of our medicines will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for drugs and may be affected by existing and future health care reform measures.
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

In China, however, laws on data exclusivity (referred to as regulatory data protection) are still developing. The PRC Patent Law (as amended in 2020, the “Amended PRC Patent Law”), which became effective on June 1, 2021, contains both patent term extension and a mechanism for early resolution of patent disputes. Accordingly, NMPA and NIPA jointly issued the Implementation Measures for the Early Settlement Mechanism of Drug Patent Disputes (for Trial Implementation), which became effective on July 4, 2021. However, the provisions for patent term extension are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and implementation.
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
In the United States, China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our medicines and drug candidates.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from an up-front license fee from collaboration agreements. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $4.4 billion and $3.6 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.3 billion and $750.3 million of net cash during the years ended December 31, 2020 and 2019, respectively, and used $790.9 million and $951.1 million of net cash during the nine months ended September 30, 2021 and 2020, respectively. We recorded negative net cash flows from operating activities in 2020 and 2019 primarily due to our net losses of $1.6 billion and $950.6 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future. In January 2020, we received approximately $2.8 billion from the sale of our shares to Amgen, and in July 2020, we received approximately $2.1 billion from the sale of our shares to eight existing investors, including entities associated with Hillhouse Capital and Baker Bros. Advisors LP, as well as Amgen. In February 2021, we received $650 million upfront cash payment from our strategic collaboration with Novartis Pharma AG ("Novartis").
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1.4 billion, $1.4 billion and $618.0 million, restricted cash of $6.4 million, $8.1 million and $2.8 million and short-term investments of $2.5 billion, $3.3 billion and $364.7 million as of September 30, 2021, December 31, 2020 and 2019, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of September 30, 2021 and December 31, 2020, our short-term investments consisted of U.S. Treasury securities.
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
Our success depends in large part on our ability to protect our medicines, drug candidates and proprietary technology from competition by obtaining, maintaining and enforcing our intellectual property rights, including patent rights. We seek to protect the medicines, drug candidates and technology that we consider commercially important by filing patent applications in the United States, the PRC, Europe and other territories, relying on trade secrets or pharmaceutical regulatory protection or employing a combination of these methods. This process is expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and/or patent applications at a reasonable cost or in a timely manner. As a result, we may not be able to prevent competitors from developing and commercializing competitive drugs in all such fields and territories.
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
We currently have manufacturing facilities that are used for clinical-scale and commercial-scale manufacturing and processing, we plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, and we are also constructing a new small molecule manufacturing campus in Suzhou, China. However, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") and entered into a commercial supply agreement for BRUKINSA® with Catalent Pharma Solutions, LLC ("Catalent"). In addition, we rely on BMS and its third-party manufacturers for supply of REVLIMID®, VIDAZA® and ABRAXANE® in China. We rely on Amgen for the supply of XGEVA®, BLINCYTO® and KYPROLIS® and will be dependent on Amgen for the supply of other drugs that we plan to develop and commercialize in China under the collaboration with Amgen. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. There has been a disruption in ABRAXANE® supply in China and we had been working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and/or application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. On August 16, 2021, BMS informed us that it planned to file a supplementary application in the fourth quarter of 2021 to register a new facility as the manufacturing site for ABRAXANE® for the China market, with an initial projection that the application could be approved by the NMPA in the fourth quarter of 2022. On October 6, 2021, BMS delivered a notice to us purporting to terminate the license agreement with respect to ABRAXANE® and providing 180-days’ notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the license agreement. We believe that the reasons stated in the notice do not provide a valid basis for terminating the license with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS to reduce its damages in the on-going arbitration proceedings described in Item 1, Legal Proceedings, above. We intend to contest the purported termination vigorously. Additionally, there are risks that our supplemental import drug application for ABRAXANE®, which was accepted by the NMPA in May 2019, as well as our clinical study evaluating tislelizumab in combination with ABRAXANE®, may be adversely affected. Until the corrective actions are implemented and accepted by the NMPA or the approval of an alternative manufacturing site is granted, the NMPA is expected to refuse to grant approval of applications for ABRAXANE® and/or refuse to grant import certificates for ABRAXANE®. We do not know when the NMPA suspension of ABRAXANE® will be lifted, or if we will be able to re-commence sales of ABRAXANE®. As such, we do not expect revenue from ABRAXANE® until the NMPA lifts its suspension on the importation, sale and use of ABRAXANE®, qualified drug is manufactured and available for sale in China and the dispute regarding the termination notice is resolved.
Currently, the raw materials for our manufacturing activities are supplied by multiple source suppliers, although portions of our supply chain may rely on sole source suppliers. We have agreements for the supply of drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. Vaccines for COVID-19 have been approved by the FDA and more vaccines or treatments are likely to be authorized. The resultant demand for vaccines and treatments and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials and/or commercial medicines, which could lead to delays in these trials and/or issues with our commercial supply. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our business and results of operations could be materially impacted. If we or our third party manufacturers experience a shortage in supply of active ingredients or other raw materials, we may not be able to continue to supply adequate levels of our medicines to our customers, which would have a negative impact on our business and results of operations.
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
Before a third party can begin commercial manufacture of our medicines, they are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products, any potential third-party manufacturer may be unable to initially pass regulatory inspections in a timely or cost-effective manner in order for us to obtain regulatory approval. If contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our or our collaborators' contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we or our collaborators' contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS. This suspension is based on inspection findings at BMS’s contract manufacturing facility in the United States. Following additional meetings with the health authorities, BMS initiated a voluntary recall of all existing stock of ABRAXANE® in China. As a result, there has been a disruption in ABRAXANE® supply in China and we had been working with BMS to restore supply as soon as possible, including through BMS’s remediation efforts at the current manufacturing site and/or application to qualify an alternative manufacturing site for China supply. On March 25, 2020, the NHSA removed ABRAXANE® from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE®. On August 16, 2021, BMS informed us that it planned to file a supplementary application in the fourth quarter of 2021 to register a new facility as the manufacturing site for ABRAXANE® for the China market, with an initial projection that the application could be approved by the NMPA in the fourth quarter of 2022. On

October 6, 2021, BMS delivered a notice to us purporting to terminate the license agreement with respect to ABRAXANE® and providing 180-days’ notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the license agreement. We believe that the reasons stated in the notice do not provide a valid basis for terminating the license agreement with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS to reduce its damages in the on-going arbitration proceedings described in Item 1, Legal Proceeding, above. We intend to contest the purported termination vigorously. In addition to any possible sanctions, we do not expect to recognize revenue from sales of ABRAXANE® in China until the suspension on the importation, sales and use of ABRAXANE® in China is lifted by the NMPA, qualified drug is manufactured and available for sale in China and the dispute regarding the termination notice is resolved, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by regulatory authorities and/or approval of the manufacturing process and procedures in accordance with applicable requirements. This review may be costly and time consuming and could delay or prevent the launch of a product or impact commercialization or continuous supply of approved drugs. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay. For example, we had been working with BMS to restore supply of ABRAXANE® as soon as possible, including through BMS’s application to qualify an alternative manufacturing site for China supply, which requires prior review and approval by the NMPA and is subject to various requirements described above.
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
In August 2017, we acquired Celgene's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, REVLIMID®, VIDAZA® and ABRAXANE®. On October 6, 2021, BMS delivered a notice to us purporting to terminate the license agreement with respect to ABRAXANE® and providing 180-days’ notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the license agreement. We believe that the reasons stated in the notice do not provide a valid basis for terminating the license agreement with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS to reduce its damages in the on-going arbitration proceedings described in Item 1, Legal Proceedings, above. We intend to contest the purported termination vigorously. In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA®, BLINCYTO® and KYPROLIS® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in North America, Japan, the EU, and six other European countries.
Our strategic collaborations with Amgen, Novartis and BMS involve numerous risks. For our collaboration with Amgen, we cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaboration. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations with Amgen or BMS for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. For our collaboration with Novartis, we cannot be certain that we will achieve potential benefits that led us to enter into the collaboration. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the license agreement in 2017, was terminated in June 2019 in advance of the acquisition of Celgene by BMS, and we received a $150.0 million payment and regained global rights to tislelizumab. The termination of the collaboration agreement for tislelizumab did not impact the license agreement, which remains in effect.
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
We have relied upon and plan to continue to rely to some extent upon third-party CROs to monitor and manage data and provide other services for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs for our clinical programs and our clinical investigators are required to comply with GCPs, which are regulations and guidelines enforced by regulatory authorities for all of our drug candidates in clinical development. If we or any of our CROs or clinical investigators fail to comply with applicable GCPs and other regulatory requirements, the clinical data generated in our clinical trials may be deemed unreliable and regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our pivotal clinical trials must be conducted with drug product produced under GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We could also be subject to government investigations and enforcement actions.
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
At the beginning of 2020, we had approximately 3,400 employees, and we ended the year with approximately 5,100 employees, an increase of 50%. As of September 30, 2021, we had over 7,600 employees. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
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
*We manufacture some of our medicines and intend to manufacture some of our drug candidates, if approved. Delays in completing and receiving regulatory approvals for our manufacturing facilities, or damage to, destruction of or interruption of production at such facilities, could delay our development plans or commercialization efforts.
We currently have manufacturing facilities in Beijing, Guangzhou, and Suzhou, China and plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, United States. We are also constructing a new small molecule manufacturing campus in Suzhou, China. These facilities may encounter unanticipated delays and expenses due to a number of factors, including regulatory requirements. If construction or expansion, regulatory evaluation and/or approval of our facilities are delayed, we may not be able to manufacture sufficient quantities of our medicines and drug candidates, which would limit our development and commercialization activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources. For example, we may not be able to complete the construction and validation of and obtain regulatory approval for the new manufacturing and clinical R&D center in New Jersey and the new manufacturing campus in Suzhou in a timely or economic manner.
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
China has implemented rules and is considering a number of additional proposals concerning data protection. The Cyber Security Law of the PRC, which became effective in 2017, created China’s first national-level data protection for “network operators,” which may include all organizations in China that provide services over the internet or another information network. Numerous related laws, regulations, guidelines and other measures are expected to be adopted, such as draft Personal Information Protection Law, which may, upon enactment, require security review before transferring human health-related data out of China. Additionally, the Measures for the Management of Scientific Data provides a broad definition of scientific data and relevant rules for the management of scientific data in China and requires that enterprises in China must seek regulatory approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. The Data Security Law of the PRC became effective on September 1, 2021. One of this law’s primary goals is to ensure data security by establishing an overarching regulatory regime over data processors who process “important data” in China and subjecting such processors to a number of regulatory obligations, e.g., such a processor shall have dedicated personnel and internal policies and procedures to ensure compliance. The term “data” is broadly defined under this law to include “any records of information that are in electronic or other forms,” however, the scope of “important data” remains unclear, and the Chinese regulatory authorities are expected to issue a separate Catalogue of Important Data in the near future. Further, this law also expressly and plainly prohibits entities in China from transferring “any data that is stored in China” to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. At this point, it is still unclear how this seemingly categorical prohibition will be enforced, but given its broad scope and impact it may have if enforced as is, it is expected that the State Council and relevant Chinese regulators will enact implementing rules to further clarify the scope and application of such requirement. The Personal Information Protection Law of the PRC became effective on November 1, 2021, which further specifies the conditions for providing personal information to overseas recipients, including conducting security assessment and personal information protection certification as well as entering into contractual arrangements with overseas information recipients.
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
*Environmental regulation of our business, as a response to climate change, could adversely impact us by increasing our compliance costs and could have a material adverse effect on our results and financial condition.
There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. Such regulation could result in additional costs in the form of taxes and investments of capital to maintain compliance with laws and regulations.
Climate change regulations continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, it is possible that such regulation could have a material effect in the foreseeable future on our business, results of operations, capital expenditures or financial position.
*Our financial and operating performance may be adversely affected by adverse weather conditions, natural disasters and other catastrophes.
We have manufacturing facilities in Suzhou and Guangzhou, China. A significant disruption at these facilities, even on a short-term basis, could impair our ability to timely produce products, which could have a material adverse effect on our business, financial position and results of operations. Our manufacturing operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, environmental accidents, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously impaired. For example, our Guangzhou manufacturing facility was hit by a typhoon in 2019, but the typhoon did not cause material damage to the facility. However, the boundary area and the adjacent land were flooded, causing a power outage for a few days. Afterwards, we built a gutter along the boundary and installed waterproof electricity cables to fortify the facility and to help prevent future interruptions.
In addition, we do not maintain any insurance other than property insurance for some of our buildings, vehicles and equipment. Accordingly, unexpected business interruptions resulting from disasters could disrupt our operations and thereby result in substantial costs and diversion of resources. Our production process requires a continuous supply of electricity. We have encountered power shortages historically in China due to restricted power supply to industrial users during summers when the usage of electricity is high and supply is limited or as a result of damage to the electricity supply network. Because the duration of those power shortages was brief, they had no material impact on our operations. Longer interruptions of electricity supply could result in lengthy production shutdowns, increased costs associated with restarting production and the loss of production in progress. Any major suspension or termination of electricity or other unexpected business interruptions could have a material adverse impact on our business, financial condition and results of operations.
*Climate change manifesting as physical or transition risks could have a material adverse impact on our business operations, clients and customers.
The long-term effects of climate change are difficult to assess and predict. Our business and the activities of our clients and customers could be impacted by climate change. Climate change could manifest as a financial risk either through changes in the physical climate or from the process of transitioning to a low-carbon economy, including changes in climate policy or in the regulation of companies with respect to risks posed by climate change.
The physical impacts of climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. We bear losses incurred as a result of, for example, physical damage to or destruction of our facilities, loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change could materially adversely affect our business operations, financial position or results of operation.
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
As our global business has expanded, we have built substantial organizational capabilities outside of China. We have evaluated, designed and are implementing additional business processes and control changes which we believe will enable us to engage an independent registered public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year under AHFCA Act) deadline of the HFCA Act. However, these efforts may not be sufficient, or may take time for us to implement and ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act. If we failed to comply with those rules, it is possible that our ADSs will be delisted. The risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ADSs and ordinary shares. Failure to adopt effective contingency plans may also have a material adverse impact on our business and the price of our ADSs and ordinary shares.

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
In addition, the PRC government has recently announced its plans to enhance its regulatory oversight of China-based companies listed overseas and cross-border law enforcement cooperation. The Opinions on Intensifying Crack Down on Illegal Securities Activities issued on July 6, 2021 called for:
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of September 30, 2021 and December 31, 2020, these restricted assets totaled $622.8 million and $119.8 million, respectively.
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
The PRC Enterprise Income Tax Law (the "EIT Law") and its implementation rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a reduced withholding rate arrangement and such non-PRC resident enterprises constitute the beneficiary of such income.
Pursuant to an arrangement between Mainland China and the Hong Kong Special Administrative Region (the "Hong Kong Tax Treaty") and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” We own the PRC subsidiaries through BeiGene HK. BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.
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
As of October 31, 2021, 1,219,734,201 ordinary shares, par value $0.0001 per share, were outstanding, of which 978,399,318 ordinary shares were held in the form of 75,261,486 ADSs, each representing 13 ordinary shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 59% of our outstanding ordinary shares as of October 31, 2021. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
On September 10, 2021, we issued an aggregate of 165,529 ADSs, representing 2,151,877 ordinary shares, to Amgen Inc. for total consideration of approximately $50 million, in a private placement pursuant to a Share Purchase Agreement dated October 31, 2019, as amended on December 6, 2019 and September 24, 2020, by and between Amgen and us. The securities were issued in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering, and/or Regulation D under the Securities Act. All certificates evidencing the shares will bear a standard restrictive legend under the Securities Act.
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

BEIGENE, LTD.

Date: November 4, 2021	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Julia Wang
Julia Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)