Form 10-K
period 2021-12-31
BeiGene, Ltd.
filed 2022-02-28
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
94 Solaris Avenue, Camana Bay
Grand Cayman
Cayman Islands KY1-1108
(Address of principal executive offices, including zip code)
+1 (345) 949 4123
(Registrant’s Telephone Number, Including Area Code)
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 13 Ordinary Shares, par value $0.0001 per share	BGNE	The NASDAQ Global Select Market
Ordinary Shares, par value $0.0001 per share*	06160	The Stock Exchange of Hong Kong Limited (HKEx)
*Included in connection with the registration of the American Depositary Shares ("ADSs") with the Securities and Exchange Commission. The ordinary shares are not listed for trading in the United States but are listed for trading on the HKEx.
Securities registered pursuant to Section 12(g) of the Act: The RMB shares are ordinary shares of the company issued to permitted investors in the People's Republic of China and listed and traded on the STAR Market in Renminbi. The RMB shares are not listed for trading in the United States or on the HKEx and are not fungible with the ordinary shares listed on the HKEx or the ADSs representing the ordinary shares listed on NASDAQ, and in no event will any RMB shares be able to be converted into the ordinary shares listed on the HKEx or the ADSs listed on NASDAQ, or vice versa.
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of ADSs, each representing 13 ordinary shares, held by non‑affiliates of the registrant was approximately $14.7 billion, based upon the closing price of the registrant’s ADSs on the NASDAQ Global Select Market on June 30, 2021.
As of February 14, 2022, 1,334,804,281 ordinary shares, par value $0.0001 per share, were outstanding, of which 973,604,879 ordinary shares were held in the form of 74,892,683 ADSs, and 115,055,260 were RMB shares.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
•the regulatory environment and regulatory developments in the United States, China, the United Kingdom, Switzerland, the European Union (EU) and other jurisdictions in which we operate;
•the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing;
•the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements;
•our ability to maintain and establish collaborations or licensing agreements;
•our plans and expectations to build significant technical operations and independent production capabilities for small molecule medicines and large molecule biologics to support the global demand for both commercial and clinical supply;
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
•the future trading price of our American Depositary Shares (ADS) listed on NASDAQ, our ordinary shares listed on HKEx, and our ordinary shares issued to permitted investors in China and listed and traded on the STAR in Renminbi (RMB Shares), as well as the impact of securities analysts’ reports on these prices;
•the impact of the COVID-19 pandemic on our clinical development, regulatory, commercial, manufacturing, and other operations; and
•other risks and uncertainties, including those listed under “Part I-Item 1A-Risk Factors.”
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

Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our ADSs, ordinary shares or RMB shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are summarized in “Part I – Item 1A – Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our ADSs, ordinary shares or RMB shares.
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
•The trading prices of our ordinary shares, ADSs and/or RMB shares can be volatile, which could result in substantial losses to you.

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
We currently have three approved medicines that were discovered and developed in our own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We have obtained approvals to market BRUKINSA® in the United States, the People's Republic of China (China or the PRC), the European Union (EU), the United Kingdom (U.K.), Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging our China commercial capabilities, we have in-licensed the rights to distribute 13 approved medicines for the China market. Supported by our global clinical development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis Pharma AG (Novartis) to develop and commercialize innovative medicines.
We are committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Our internal clinical development capabilities are deep, including a more than 2,200-person global clinical development team that is running more than 90 ongoing or planned clinical trials in over 30 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across our portfolio, including our three internally discovered, approved medicines. We have enrolled in our clinical trials more than 14,500 subjects, of which approximately one-half have been outside of China.
We have built, and are expanding, our internal manufacturing capabilities through our state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of our medicines, and plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. We also work with high quality contract manufacturing organizations (CMOs) to manufacture our internally developed clinical and commercial products.
Since our inception in 2010, we have become a fully integrated global organization of over 8,000 employees in 23 countries and regions, including the United States, China, Europe, and Australia.
Our Strategy
We were founded to fight cancer with a belief that millions of people around the world still have limited or no access to high-quality, innovative, and affordable medicines. We also believe that the industry is in a time of fundamental change driven by regulatory policy updates, scientific progress, and globalization. To seize this opportunity, we have built key competitive advantages in research, clinical development, commercialization, and manufacturing that are designed to drive our business into the future. We intend to continue to expand our competitive advantages and become a global leader by focusing on the following key strategic imperatives:
1.Research and innovation focus. We have built significant oncology research capabilities with a team of more than 700 scientists with a proven track record of discovering innovative medicines. Our approach is to leverage our deep internal capabilities and technology platforms to develop medicines that are expected to be highly impactful and have a clear differentiation hypothesis. The strength of our research has been validated by our global clinical trial results, regulatory approvals, and collaborations. From our internal discovery engine, we have successfully developed three approved medicines: BRUKINSA®, tislelizumab, and pamiparib. We are also developing ociperlimab (TIGIT antibody), which is in pivotal stage trials and was recently entered into an option, collaboration and license agreement with Novartis for North America, Europe and Japan; BGB-11417 (BCL2 inhibitor), which is expected to start pivotal trials in 2022; multiple early-stage clinical assets, including OX40, TIM3, and PI3K delta, HPK-1, that are expected to have initial clinical data readouts in 2022 and 2023; and have over 50 additional pre-clinical programs, approximately one-half of which may potentially be first-in-class or best-in-class. Going forward, we plan to continue to invest in research and innovation with the aim of discovering additional first-in-class or best-in-class innovative medicines for patients.
2.World-class clinical development. We believe that global clinical development capabilities are essential to succeed in the current and future environment. We have built an internal clinical development and medical affairs team of over

2,200 people worldwide that develops our product candidates largely without the assistance of third-party contract research organizations (CROs). We believe this approach has several benefits: first, we can be more inclusive in the location and number of clinical sites to help improve enrollment speed and the diversity of patients in our trials; second, we have control over our own technology systems and can focus on improved operational excellence; and third, we believe there are cost advantages through large scale and China-inclusive multi-regional clinical trials that have a broad patient population. We aim to improve the speed and cost-efficiency of clinical development while maintaining the highest global quality standards. We believe that our demonstrated ability to successfully complete large-scale, multi-regional clinical trials is one of our most important strategic competitive advantages and addresses a large challenge in the pharmaceutical industry – clinical development, which accounts for the majority of time and cost required to bring most oncology medicines to patients.
3.China commercial leadership. We have built a strong, science-based commercial team in China, with over 3,100 colleagues spread across the country for broad and deep coverage and organized under experienced executive leadership. We have built a commercial portfolio of oncology medicines through our internal discovery and in-licensing efforts, striving to be a partner of choice and creating mutual benefits with our partners wherever possible. We believe that our commercial capabilities in China, coupled with our China-inclusive clinical development capabilities conducted at global-quality standards, enable us to attract favorable in-licensing opportunities. We plan to further leverage our China commercial organization and create advantages in scale, speed, and quality to continue to establish ourselves as a commercial leader in China.
4.Global leadership, access, and reputation. In the United States, we market BRUKINSA® and have a targeted commercial team focused on medical thought leaders in blood cancer treatments. This competitive foothold is based on the differentiated clinical profile of BRUKINSA®. BRUKINSA® sales have continued to grow in the U.S. as we expand our label in multiple new indications. Our strategy is to commercialize our medicines broadly throughout the world. In Europe, we recently received approval for BRUKINSA® in Waldenström’s macroglobulinemia (WM), and we are launching the product across European countries. Our commercial capabilities have also expanded into Canada through our own affiliate and into Latin America through a distribution partner. In the Asia Pacific region, we have launched, or are planning to launch our products, including in China, Australia and other key countries. All together, BRUKINSA® has been approved in 45 countries, with additional filings pending or planned. We aspire to establish our reputation globally as a leading biotechnology company by continuing to deliver highly effective and differentiated medicines in the United States, China, Europe, and other international markets.
5.Broad accessibility. We believe that our commercial scale in China, potentially lower costs and faster speed in clinical development, sizeable portfolio of innovative product candidates, and overall commercial expertise in serving large, underserved populations give us a unique competitive advantage and create an opportunity for us to be an early mover in providing innovative medicines at more affordable prices to many geographies that are not traditionally the focus for international pharmaceutical or biotechnology companies. We plan to focus our long-term strategy on seeking approvals of our portfolio compounds globally and building clinical development and commercial capabilities in these markets, either alone or through our collaborators.

Our Commercial and Registration Stage Products
The following table summarizes the status of our commercial products and new products that are pending approval as of February 28, 2022:

PRODUCT	LEAD INDICATIONS	MECHANISM OF ACTION	REGULATORY STATUS	BEIGENE COMMERCIAL RIGHTS	PARTNER
	U.S.: R/R MCL[1], WM & R/R MZL[1]; China: R/R MCL[2], R/R CLL/SLL[2] & R/R WM2; EU3: WM	BTK inhibitor	Approved in the U.S., China, EU and other markets	Global	N/A
tislelizumab	1L Squamous and Non-Squamous NSCLC/ 2/3 L NSCLC/ R/R classical Hodgkin’s lymphoma2 / 2/3 L HCC2/ R/R PD-L1+ UC2	Anti-PD-1 antibody	Approved in China; BLA accepted in U.S.[4]	Outside North America, Japan, EU and six other European countries
pamiparib	3L BRCA-mutated ovarian cancer[2]	PARP inhibitor	Approved in China	Global	N/A
	Giant cell tumor of bone2 / Skeletal Related Events (SREs)[2]	Anti-RANK ligand antibody	Approved in China	Mainland China
	R/R Acute lymphocytic leukemia[2]	Anti-CD19 x anti-CD3 bispecific T-cell engager (BiTE)	Approved in China	Mainland China
	R/R Multiple myeloma[2]	Proteasome inhibitor	Approved in China	Mainland China
	R/R adult multiple myeloma, newly diagnosed multiple myeloma, previously treated follicular lymphoma	Anti-angiogenesis, immuno-modulation	Approved in China	Mainland China
	Myelodysplastic syndromes, acute myeloid leukemia, chronic myelomonocytic leukemia	DNA hypomethylation	Approved in China	Mainland China
	Idiopathic multicentric Castleman disease	IL-6 antagonist	Approved in China	Greater China
	High-risk neuroblastoma[2]	Anti-GD2 antibody	Approved in China	Mainland China
POBEVCY® (Avastin biosimilar)	Colorectal and lung cancers	Anti-VEGF antibody	Approved in China	Greater China
TAFINLAR® (dabrafenib)	Melanoma[5]	BRAF inhibitor	Approved in China	China Broad Markets[7]
MEKINIST® (trametinib)	Melanoma[5]	MEK inhibitor	Approved in China	China Broad Markets[7]
VOTRIENT® (pazopanib)	Advance renal cell carcinoma	VEGFR inhibitor	Approved in China	China Broad Markets[7]
AFINITOR® (everolimus)	Advanced renal cell carcinoma[6]	mTOR inhibitor	Approved in China	China Broad Markets[7]
ZYKADIA® (ceritinib)	ALK + NSCLC	ALK inhibitor	Approved in China	China Broad Markets[7]

1. Approved under accelerated approval. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. 2. Conditionally approved. Full approval for these indications is contingent upon results from ongoing randomized, controlled confirmatory clinical trials. 3. The approval is applicable to all 27 EU member states, plus Iceland, Lichtenstein and Norway. 4. For patients with unresectable recurrent locally advanced or metastatic esophageal squamous cell carcinoma (ESCC) after prior systemic therapy. 5. TAFINLAR and MEKINIST are being investigated in combination by Novartis for NSCLC indications. 6. Following progression on or after vascular endothelial growth factor (VEGF)-targeted therapy. 7. Rights to promote and market in China's broad markets pursuant to a Market Development Agreement with an affiliate of Novartis Pharma AG dated December 19, 2021, subject to transfer of responsibilities pursuant to the terms of the agreement.
Abbreviations: ALK = anaplastic lymphoma kinase; BLA = Biologics License Application; BRAF = B-rapidly accelerated fibrosarcoma; CLL = chronic lymphocytic leukemia; HCC = hepatocellular carcinoma; MCL = mantle cell lymphoma; MEK = mitogen-activated protein kinase (MAPK) / Extracellular-signal regulated kinase (ERK); mTOR = Mammalian target of rapamycin; MZL = marginal zone lymphoma; NSCLC = non-small cell lung cancer; R/R = relapsed / refractory; SLL = small lymphocytic lymphoma; UC = urothelial carcinoma; VEGFR = vascular endothelial growth factor receptor; WM = Waldenström’s macroglobulinemia
We commercialize the following internally developed cancer medicines:
BRUKINSA
BRUKINSA® is a second-generation small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) designed to maximize BTK occupancy and minimize off-target binding effects. BTK is a key component of the B-cell receptor (BCR) signaling pathway and is an important regulator of cell proliferation and cell survival in various lymphomas. BTK inhibitors block BCR-induced BTK activation and its downstream signaling, leading to growth inhibition and cell death in certain malignant white blood cells called B-cells. Zanubrutinib is an orally active inhibitor that covalently binds to BTK, resulting in irreversible inactivation of the enzyme.
We are marketing BRUKINSA® in the United States, China, Europe, the United Kingdom, Canada, Australia and other markets.
In the United States, BRUKINSA® received accelerated approval as a treatment for mantle cell lymphoma (MCL) in adult patients who have received at least one prior therapy (November 2019), and has since also been approved for patients with Waldenström’s macroglobulinemia (WM) and relapsed or refractory (R/R) marginal zone lymphoma (MZL) who have received at least one anti-CD20-based regimen. The MCL and MZL indications were approved under accelerated approval based on overall response rate. Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial. In addition, a supplemental new drug application (sNDA) has been accepted for review by the U.S. Food and Drug Administration (FDA) for the treatment of adult patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL), with a PDUFA date of October 22, 2022.
In Europe, BRUKINSA® received approval from the European Commission (EC) for the treatment of adult patients with WM who have received at least one prior therapy or for the first-line treatment of patients unsuitable for chemo-immunotherapy. The approval is applicable to all 27 European Union (EU) member states, plus Iceland, Liechtenstein and Norway. BRUKINSA® has also been approved in the U.K. and Switzerland. In addition, two marketing authorization applications have been accepted for review by the European Medicines Agency (EMA) for the treatment of patients with MZL and for the treatment of patients with CLL.
In China, BRUKINSA has received conditional approval for adult patients with MCL who have received at least one prior therapy and adult patients with CLL or SLL who have received at least one prior therapy and for the treatment of patients with R/R WM. In addition, an sNDA has been accepted for review by the China National Medical Products Administration (NMPA) for the treatment of adult patients with treatment-naïve CLL or SLL. In December 2021, we announced the inclusion of BRUKINSA® for WM in the updated National Reimbursement Drug List (NRDL) by the China National Healthcare Security Administration (NHSA). Currently, all three approved indications for BRUKINSA® are included in the NRDL.
BRUKINSA® is also approved in Australia for WM and MCL, in Canada for WM, MCL and R/R MZL, and in South Korea for R/R MCL and R/R WM and numerous other markets (a total of 45 countries as of February 28, 2022).
Market Opportunity
Lymphomas are blood-borne cancers involving lymphatic cells of the immune system. They can be broadly categorized into non-Hodgkin’s lymphoma (NHL) and Hodgkin’s lymphoma (HL). Depending on the origin of the cancer cells, lymphomas can also be characterized as B-cell or T-cell lymphomas. B-cell lymphomas make up approximately 85% of NHLs and comprise a variety of specific diseases involving B-cells at differing stages of maturation or differentiation. In 2021, global revenues for BTK inhibitors were approximately $8 billion according to published reports, including approximately $5.5 billion in the United States. Global revenues are projected to be more than $15 billion in 2026 according to published reports.

Tislelizumab
Tislelizumab is a humanized IgG4 monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 (PD-1) that we specifically designed to minimize binding to Fc receptor gamma (FcγR), which is believed to play an essential role in activating phagocytosis in macrophages, to minimize its negative impact on T effector cells.
Tislelizumab is approved in China in six indications, including full approval for first-line treatment of patients with advanced squamous non-small cell lung cancer (NSCLC) in combination with chemotherapy, for first-line treatment of patients with advanced non-squamous NSCLC in combination with chemotherapy, and for second- or third-line treatment of patients with locally advanced or metastatic NSCLC who progressed on prior platinum-based chemotherapy. The China National Medical Products Administration (NMPA) also granted conditional approval for the treatment of patients with classical Hodgkin’s lymphoma (cHL) who received at least two prior therapies, for the treatment of patients with locally advanced or metastatic urothelial carcinoma (UC) with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy, and for the treatment of patients with hepatocellular carcinoma (HCC) who have received at least one systemic therapy. Full approval for these indications is contingent upon results from ongoing randomized, controlled, confirmatory clinical trials. Tislelizumab was included in the NRDL in 2020 for cHL and UC and in 2021 for non-squamous NSCLC, squamous NSCLC and HCC, covering all of its five eligible approved indications.
In addition, we have submitted three supplemental Biologics License Applications (BLAs) for tislelizumab that are under review by the Center for Drug Evaluation (CDE) of the NMPA, including for patients with previously treated, locally advanced unresectable or metastatic microsatellite instability-high (MSI-H) or mismatch repair-deficient (dMMR) solid tumors, for the treatment of patients with locally advanced or metastatic esophageal squamous cell carcinoma (ESCC) who have disease progression following or are intolerant to first-line standard chemotherapy, and for first-line treatment of patients with recurrent or metastatic nasopharyngeal cancer (NPC).
We are evaluating tislelizumab in a broad pivotal clinical program for both solid tumor and hematological indications, both globally and in China. We have initiated or completed 17 potentially registration-enabling clinical trials in China and globally, including 13 Phase 3 trials and four pivotal Phase 2 trials.
In January 2021, we announced a collaboration and license agreement with Novartis to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, the EU, UK, Norway, Switzerland, Iceland, Liechtenstein, Russia and Japan (the "Novartis Territory"). We retained worldwide rights to commercialize outside of the Novartis Territory and with our proprietary products in combination with tislelizumab.
In the United States, we have filed a BLA with the FDA for tislelizumab as a treatment for patients with unresectable recurrent locally advanced or metastatic ESCC after prior systemic therapy. This BLA has a PDUFA target action date of July 12, 2022. In addition, Novartis has disclosed plans to submit additional marketing applications in its territory.
Market Opportunity
Globally, the top four PD-1/PD-L1 antibody medicines had revenues of approximately $30.5 billion in 2021 based on public reports. We estimate 2022 China PD1/L1 market (net revenue) will amount to approximately $2.4 billion.
Global revenues are projected to be more than $50 billion by 2025 according to published reports, driven by multiple factors including indication expansion, approvals and adoptions in earlier lines of therapies, further market penetration, and extension of duration of therapy.
Pamiparib
Pamiparib is a, selective small molecule inhibitor of poly ADP-ribose polymerase 1 (PARP1) and PARP2 enzymes. Pamiparib has demonstrated pharmacological properties such as brain penetration and PARP-DNA complex trapping in preclinical models. Pamiparib is currently in global clinical development as a monotherapy or in combination with other agents for a variety of solid tumor malignancies. To date, more than 1,300 patients have been enrolled in clinical trials of pamiparib.
In China, pamiparib received conditional approval for treatment of patients with germline BRCA (gBRCA) mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy in May 2021. Full approval for this indication is contingent upon results from ongoing corroborative trials confirming the clinical benefit of pamiparib in this population. Pamiparib was included in the 2021 NRDL in its approved indication.

Market Opportunity
Many tumor types have been shown to be responsive to PARP inhibitors, including ovarian cancer (OC), breast cancer, prostate cancer, and gastric cancer (GC). PARP inhibitors have demonstrated encouraging activity both in R/R patients as well as in the maintenance setting.
We are currently commercializing, or plan to commercialize, the following cancer medicines in China under an exclusive license from Amgen:
XGEVA
XGEVA® (denosumab) is an antibody-based RANK ligand (RANKL) inhibitor that was approved globally for the prevention of skeletal-related events (SREs) in patients with bone metastases from solid tumors and in patients with multiple myeloma, and for the treatment of adults and skeletally mature adolescents with giant cell tumor of bone (GCTB). XGEVA® is approved in over 70 countries worldwide. In China, XGEVA® received conditional approval in the GCTB indication in May 2019 and received conditional approval for the SRE indications in November 2020. We began marketing XGEVA® in China in July 2020. In December 2020, we announced the inclusion of XGEVA® in the NRDL for the treatment of GCTB.
GCTB is a relatively rare, benign, but locally aggressive osteolytic skeletal neoplasm of young adults. The patients experience pain, swelling, and limitation of joint movement at the primary site. In China, there were 2,086 new cases of GCTB in 2019, according to the China NCCR, IARC, and Frost & Sullivan research. To date, XGEVA® is the only approved therapy for the treatment of GCTB. For patients with aggressive forms of GCTB, who are not candidates for locoregional therapy, e.g., therapy or radiotherapy, XGEVA® is the preferred treatment option over bisphosphonate, chemotherapy, or interferon.
Metastases to bone are a common site of cancer recurrence for many solid tumors. Bone metastases cause pain, compromised quality of life, and SREs, which include pathologic fracture, the need for radiation or surgery to bone, hypercalcemia of malignancy, and spinal cord compression. XGEVA® and bisphosphonates, two different classes of anti-resorptive, can reduce the morbidity of metastatic bone disease, mainly by decreasing SREs through different mechanisms of actions. Similar to bone metastases in patients with solid tumors, multiple myeloma has a major feature of osteolytic bone disease that can lead to severe disability and morbidity, including SREs. XGEVA® is also indicated for the prevention of SREs in patients with multiple myeloma.
BLINCYTO
BLINCYTO® (blinatumomab), a bispecific CD-19 directed CD3 T-cell engager, is the first and only approved bi-specific T-cell engager (BiTE) immunotherapy. It has been approved in 60 countries for use in patients with acute lymphoblastic leukemia (ALL). In China, BLINCYTO® received conditional approval as a treatment for adult patients with R/R ALL in December 2020. We began commercializing BLINCYTO® in the August 2021.
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
KYPROLIS
KYPROLIS® (carfilzomib), a proteasome inhibitor, has been approved in over 60 countries for use in patients with R/R multiple myeloma (MM). It was approved in China as a treatment for patients with R/R MM in July 2021 and we began commercializing KYPROLIS® in January 2022. In the class of proteasome inhibitors, VELCADE® has been marketed by Johnson & Johnson in China since 2006 and NINLARO® (ixazomib) has been marketed by Takeda in China since 2018. There are a number of generic forms of carfilzomib being developed in China by local manufacturers, including Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Chia Tai Tianqing Pharmaceutical Group Co., Ltd., and Yangtze River Pharmaceutical Group Co., Ltd.

We commercialize the following cancer medicines in China under an exclusive license from BMS:
REVLIMID
REVLIMID® (lenalidomide) is an oral immunomodulatory medicine that was approved in China in 2013 for the treatment of multiple myeloma (MM) in combination with dexamethasone in adult patients who have received at least one prior therapy. In February 2018, REVLIMID® received NMPA approval of a new indication for the treatment of MM in combination with dexamethasone in adult patients with previously untreated MM who are not eligible for transplant.
In 2019, there were approximately 20,700 new cases of MM in China in 2019, according to the China NCCR, IARC, and Frost & Sullivan research. With a growing aging population and improving diagnosis, China has seen a steady increase in MM incidence. The main treatments for MM in China include VELCADE®, which is a proteasome inhibitor marketed by Johnson & Johnson in China since 2006, REVLIMID®, NINLARO® (ixazomib), an oral proteasome inhibitor developed by Takeda, DARZALEX® (daratumumab), an infusion CD38 monoclonal antibody marketed by Johnson & Johnson since 2019, and a number of generic forms of VELCADE® and REVLIMID®, including generic lenalidomide from Shuanglu Pharmaceutical Co., Ltd., Chia Tai Tianqing Pharmaceutical Group Co., Ltd., Qilu Pharmaceutical Co., Ltd., and Yangtze River Pharmaceutical Group Co., Ltd. Chinese Society of Clinical Oncology (CSCO) guidelines recommend lenalidomide as a standard of care for the treatment of R/R and newly diagnosed MM as well as in the maintenance setting.
REVLIMID® was listed on the NRDL in June 2017. In November 2019, we announced that REVLIMID® received formal inclusion on the NRDL in China for R/R multiple myeloma. In November 2020 our sNDA for the use of REVLIMID® in combination with rituximab in adult patients with previously treated follicular lymphoma was approved by the NMPA.
VIDAZA
VIDAZA® (azacitidine for injection) is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® was approved in China in April 2017 for the treatment of intermediate-2 and high-risk myelodysplastic syndromes (MDS), chronic myelomonocyte leukemia (CMML) and acute myeloid leukemia (AML) with 20% to 30% blasts and multi-lineage dysplasia. In January 2018, VIDAZA® became commercially available in China.
MDSs are among the most common hematological malignant diseases. In 2019, there were approximately 22,100 new cases of MDS in China in 2019, according to the China NCCR, IARC, and Frost & Sullivan research. The typical age of onset is 70 years. The higher-risk MDS (intermediate-2 and high-risk MDS) is considered fatal because the median overall survival is only 0.4-1.1 years, and nearly 30% of these patients progress to AML. In China, the main treatments for intermediate-2 and high-risk MDS are conventional care regimen (CCR) (best supportive care, low-dose cytarabine and intensive chemotherapy), and hypomethylating agents (HMAs). DACOGEN® (decitabine), marketed by Johnson & Johnson, was the first HMA agent approved in China in 2009. In the past several years, at least nine decitabine generics have become available. There are also two approved generic forms of azacitidine from manufacturers Chia Tai Tianqing Pharmaceutical Group Co., Ltd. and Sichuan Huiyu Pharmaceutical Co., Ltd. Nevertheless, there are still over 50% of higher-risk MDS patients treated with CCR, and the unmet need remains large. VIDAZA® is a first-line recommended treatment in the Chinese MDS treatment guidelines. VIDAZA® was listed in the NRDL in October 2018.
In addition to REVLIMID® and VIDAZA®, we previously commercialized ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension), a solvent-free chemotherapy approved for use in certain patients with metastatic breast cancer, in China until March 2020. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Legal Proceedings”.
We are commercializing or planning to commercialize the following medicines in China under an exclusive license from EUSA Pharma:
SYLVANT
SYLVANT® (siltuximab), an interleukin-6 (IL-6) antagonist, was approved as a treatment for patients with idiopathic multicentric Castleman disease (iMCD) who are human immunodeficiency virus (HIV) negative and human herpesvirus-8

(HHV-8) negative. SYLVANT® was approved in China in December 2021 for the treatment of adult patients with multicentric Castleman disease (MCD) who are human immunodeficiency virus (HIV) negative and human herpes virus-8 (HHV-8) negative, also known as idiopathic MCD (iMCD). It is estimated that approximately 6,500 to 7,700 new cases of Castleman disease (CD) are diagnosed each year in the United States, of which approximately 75% are estimated to be unicentric and the remaining 25% are estimated to be HHV-8-associated multicentric Castleman disease (MCD) or HHV-8-negative/idiopathic MCD. In Japan, the incidence appears to be similar to that seen in the United States; however, in contrast, MCD appears to be more common than unicentric CD, and HHV-8-associated MCD is rare. There are few published data regarding the epidemiology in China, but there are no clear associations between epidemiology and particular ethnicities.
QARZIBA
QARZIBA®▼ (dinutuximab beta), a mouse-human chimeric monoclonal GD2 antibody, was granted conditional approval by the NMPA for the treatment of high-risk neuroblastoma in patients aged 12 months and above who have previously received induction chemotherapy and achieved at least a partial response, followed by myeloablative therapy and stem cell transplantation, as well as patients with a history of relapsed or refractory (R/R) neuroblastoma with or without residual disease. Neuroblastoma is almost exclusively a disease of children. It is the third most common childhood cancer, after leukemia and brain tumors, and is the most common solid extracranial tumor in children. There are limited publications on the epidemiology of the disease, and it is estimated there are 5-9 cases of neuroblastoma in one million children under the age of 19. High-risk neuroblastoma patients are managed with induction chemotherapy, surgical resection, tandem autologous hematopoietic stem cell transplantation, radiotherapy, and maintenance with biologic/immunologic therapy, e.g., dinutuximab beta. We began commercializing QARZIBA®▼ in December 2021.
We commercialize the following product in China under an exclusive license from Bio-Thera:
POBEVCY (BAT1706)
POBEVCY® is a biosimilar to Avastin® (bevacizumab) developed by Bio-Thera Solutions, Ltd., a commercial-stage biopharmaceutical company located in Guangzhou, China. In China, Avastin® is approved for the treatment of patients with metastatic colorectal cancer, liver cancer and NSCLC.
POBEVCY® was approved by the NMPA in China in November 2021 and launched in late 2021 for the treatment of patients with advanced, metastatic or recurrent NSCLC and metastatic colorectal cancer.
We have acquired the right to develop, manufacture and commercialize POBEVCY® in China, including Hong Kong, Macau, and Taiwan. Bio-Thera submitted a marketing application to the EMA and a BLA to the FDA in November 2020. In China, three bevacizumab biosimilars have been approved, marked by Qilu Pharmaceutical Co., Ltd. and Innovent Biologics, Inc., and Shanghai Henlius Biotech Inc., and there are also a number of bevacizumab biosimilars in development, including by Sunshine Guojian Pharmaceutical Co., Ltd.
Reimbursement and Market Access
Our sales are largely dependent on the availability and extent of coverage and reimbursement by third party payors. In many markets these third parties are government health systems and in some markets such as the United States there are also private payors such as private health insurers and health systems. In 2021 we commercialized our products in 43 markets.
In China there is one main payor, the government’s national health care coverage system, which provides Basic Medical Insurance (BMI) to the majority (greater than 95%) of China’s approximately 1.4 billion people. There are three types of coverage plans in China at the national level that depend on if a resident lives in an urban or rural setting and if they are employed. The different plans have different characteristics in terms of how the plan is paid for and what it covers. Coverage and reimbursement of pharmaceuticals in China comes under the purview of the NHSA, the National Healthcare Security Administration, which oversees the NRDL. The NRDL is composed of three lists. The ‘A’ and ‘B’ list are commonly referred to as the ‘regular’ lists. The A list generally includes older, off-patent medicines, while the B list generally includes newer medicines, some with remaining patent protection, which are reimbursed at a lower rate compared to the A list. In 2017, a third list was added to the system, often referred to as the ‘C’ list or the ‘negotiation’ list. This list generally includes newer innovative medicines which are accepted on the list after successful negotiation between the NHSA and the company. Typically, inclusion on the C list is accompanied by a discount to the prevailing list price in China for the medicine at the time of inclusion. The NRDL price for a medicine is its prevailing price in China, but the actual reimbursement rate that is used can be modified at the provincial level. In addition to the NRDL, there are provincial reimbursement drug lists, or PRDLs. Provinces have been allowed to omit reimbursement for 10-15% of the products and indications on the NRDL in order to direct resources to other products to better serve their specific populations. This ability is being phased out by 2022 in principle according to a July 2019 NHSA policy memo. The PRDLs are thus, at this time, the official list of what is available to China’s citizens. In addition to insurance reimbursement, patients can elect to self-pay for needed medicines.
Several of our medicines are listed on the NRDL. In the most recent NRDL list announced in December 2021, the following medicines were included in the NRDL, effective January 1, 2022:
•Tislelizumab in all five of its eligible approved indications – three new indications in 2021 and two indications included last year:
–For use in combination with pemetrexed and platinum chemotherapy as a first-line treatment in patients with unresectable, locally advanced or metastatic non-squamous non-small cell lung cancer (NSCLC), with EGFR genomic tumor aberrations negative and ALK genomic tumor negative (approved in June 2021 and included in the NRDL in 2021);
–For the treatment of patients with hepatocellular carcinoma (HCC) who have been previously treated with at least one systemic therapy (conditionally approved in June 2021 and included in the NRDL in 2021);
–For use in combination with paclitaxel and carboplatin as a first-line treatment in patients with unresectable, locally advanced or metastatic squamous NSCLC (approved in January 2021 and included in the NRDL in 2021);
–For the treatment of patients with locally advanced or metastatic urothelial carcinoma (UC) with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy (conditionally approved in April 2020 and included in NRDL in 2020); and
–For the treatment of patients with classical Hodgkin’s lymphoma (cHL) who have received at least two prior therapies (conditionally approved in December 2019 and included in the NRDL in 2020).
•BRUKINSA in all three of its approved indications – one new indication in November 2021 and two indications included last year:
–For the treatment of adult patients with Waldenström’s macroglobulinemia (WM) who have received at least one prior therapy (conditionally approved in June 2021 and included in the NRDL in 2021);
–For the treatment of adult patients with MCL who have received at least one prior therapy (conditionally approved in June 2020 and included in the NRDL in 2020); and
–For the treatment of adult patients with chronic lymphocytic leukemia (CLL) /small lymphocytic lymphoma (SLL) who have received at least one prior therapy (conditionally approved in June 2020 and included in the NRDL in 2020).
•Pamiparib was initially included in the NRDL in its approved indication:
–For the treatment of patients with germline BRCA (gBRCA) mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy (conditionally approved in May and included in the NRDL in 2021).
Additionally, two of our medicines were listed in past NRDLs: REVLIMID® was included in the 2017 NRDL negotiation list and later received formal inclusion in the 2019 B list, while VIDAZA® was listed in the 2018 NRDL negotiation list and later received formal inclusion to the 2020 B list.
In 2018, China started a new program to centrally purchase generic medicines for the nation’s health care system called "volume-based procurement" (VBP), or GPO (group purchasing organization) or "4+7" (4 municipalities and 7 provincial cities) when the program was first piloted in 11 major cities. After the 2018 pilot program, it was implemented nationally in 2019. It is a tender-based system that provides guaranteed volume for lowered pricing. Participation in the program requires a product to have passed a quality consistency evaluation (QCE), which in turn requires passing a bioequivalence (BE) comparison often to the originator product. The system offers a major portion of a market’s volume to winning bidders. More than one company can win a given tender, and more guaranteed volume is awarded as more bidders win. The system is still evolving and, as such, the exact terms of how many bidders win and what amount of volume are won and at what price is also evolving.
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

Our Pipeline Products
The following table summarizes the status of our internally-discovered drug candidates as of February 28, 2022:

DRUG CANDIDATES	PROGRAMS	DOSE ESC.	DOSE EXPANSION		PIVOTAL		FILED	MARKETED
		Phase 1a	Phase 1b	Phase 2*	Phase 2**	Phase 3
zanubrutinib (BTK)	monotherapy	R/R MCL (approved in multiple geographies)
WM (approved by FDA in the U.S. 9/1/2021)
R/R MZL (accelerated approval by FDA in the U.S. 9/15/2021, approved by Health Canada 2/18/2022)
WM † [1]
R/R MCL, R/R CLL/SLL (conditionally approved by NMPA in China 6/3/2020)
R/R WM (conditionally approved by NMPA in China 6/18/2021)
CLL/SLL (filing accepted by the FDA in the U.S., PDUFA date 10/22/2022)
CLL, MZL (filing accepted by the EMA in the EU)
WM, CLL/SLL
Lupus nephritis
Previously treated CLL/SLL (ibrutinib acalabrutinib intolerant)
	combination	+rituximab 1L MCL
+obinutuzumab R/R FL
+ lenalidomide +/- rituximab R/R DLBCL
tislelizumab (PD-1)	monotherapy	R/R cHL (conditionally approved 12/26/2019), 2L + UC (conditionally approved 4/10/2020), 2L/3L HCC (conditionally approved 6/23/2021), 2L/3L NSCLC (approved 1/6/2022)
2L/3L MSI-H or dMMR solid tumors, 2L ESCC
2L ESCC (filing accepted by the FDA in the U.S.; PDUFA date 7/12/2022)
1L HCC
R/R NK/T-cell lymphoma
	+ chemo	1L Sq. NSCLC (approved 1/13/2021), 1L non-Sq. NSCLC (approved 6/23/2021)
1L NPC
1L SCLC, Stage II/IIIA NSCLC, Localized ESCC, 1L UC
1L GC, 1L ESCC
	+ pamiparib (PARP)	Solid tumors
	+ zanubrutinib (BTK)	B-cell malignancies
pamiparib (PARP)	monotherapy	3L gBRCA+ OC (approved 5/7/2021)
2L platinum-sensitive OC maintenance
1L platinum-sensitive GC maintenance
HER2-BRCA mutated breast cancer
Solid tumors
	+ TMZ (chemo)	Solid tumors
	+RT/TMZ (RT/chemo)	Glioblastoma

DRUG CANDIDATES	PROGRAMS	DOSE ESC.	DOSE EXPANSION		PIVOTAL		FILED	MARKETED
		Phase 1a	Phase 1b	Phase 2*	Phase 2**	Phase 3
ociperlimab (TIGIT)	+ tislelizumab	1L NSCLC
R/M Cervical Cancer, R/M ESCC ∧
Solid tumors
	+ tislelizumab + cCRT	1L SCLC
Stage III unresectable NSCLC
	+ tislelizumab + chemo	1L NSCLC
	+ tislelizumab + BAT1706	1L HCC
lifirafenib (BRAF Dimer)	+ mirdametinib	B-Raf- or K-RAS/N-RAS-mutated solid tumors
BGB-A425 (TIM-3)	monotherapy & + tislelizumab	Solid tumors
BGB-A333 (PD-L1)	monotherapy & + tislelizumab	Solid tumors
BGB-A445 (OX40)	+ tislelizumab	Solid tumors
BGB-11417 (Bcl-2)	monotherapy & + zanubrutinib	B-cell malignancies
	+ dexamethasone & + carfilzomib	R/R Multiple Myeloma
	+ azacytidine	AML, MDS
BGB-10188 (PI3K Delta)	mono; + tislelizumab; + zanubrutinib	B-cell malignancies; Solid tumors
BGB-15025 (HPK1)	monotherapy & + tislelizumab	Advanced solid tumors
BGB-23339 (TYK2)	monotherapy	Inflammation and Immunity

Global
China
*Some indications will not require a non-pivotal Phase 2 clinical trial prior to beginning pivotal Phase 2 or Phase 3 clinical trials. **Confirmatory clinical trials post approval are required for accelerated or conditional approvals. †R/R or not suitable for chemo-immunotherapy. ∧R/M: recurrent/metastatic
1 Approved in Canada (3/1/2021); Australia (10/7/2021); EU (27 member states) plus Iceland, Lichtenstein, and Norway (11/23/2021); UK (12/14/2021); Switzerland (2/17/2022); South Korea (2/24/2022)

The following table summarizes the status of our in-licensed drug candidates as of February 28, 2022:

COMPOUND	(TARGET) / PROGRAM	DOSE ESC.	DOSE EXPANSION		PIVOTAL		COMM. RIGHTS	PARTNER
		Phase 1a	Phase 1b	Phase 2*	Phase 2**	Phase 3
sotorasib	(KRAS G12C)	Solid tumors, NSCLC, CRC					China
tarlatamab ∧ ∧	(DLL3)	SCLC
pavurutamab ∧ ∧	(BCMA)	MM
AMG 176	(Mcl-1, SM)	Hematologic malignancies
AMG 330 ∧	(CD33)	Myeloid malignancies
AMG 427 ∧ ∧	(FLT3)	AML
acapatamab ∧ ∧	(PSMA)	Prostate cancer
AMG 509 ∧	(STEAPI XmAb)	Prostate cancer
AMG 199 ∧ ∧	(MUC17)	GC/GEJC
AMG 650	(oral small molecule)	Solid tumors
AMG 506	(FAP x 4-1BB, DARPin®)	Solid tumors
AMG 994	Bispecific antibody	Solid tumors
AMG 256	(Anti-PD-1 x IL21 mutein)	Solid tumors
Sitravatinib †	(multi-kinase inhibitor) + tislelizumab	NSCLC, RCC, OC, MEL					Asia ex-Japan, AU, NZ
	Mono + tislelizumab	HCC, GC/GEJC
zanidatamab ††	(HER2, bispecific antibody) + chemo + tislelizumab	GEA					Asia ex-Japan, AU, NZ
	Monotherapy	Bilary tract cancers
	+ chemo, +/- tislelizumab	Breast cancer, GC, GEA
ZW49	(HER2, bispecific ADC)	HER2-expressing cancers					Asia ex-Japan, AU, NZ
BGB-3245 [1]	(B-RAF)	Solid tumors					Asia ex-Japan
SEA-CD70	(anti-CD70)	MDS, AML					Asia ex-Japan, AU, NZ
DKN-01	(DKK1) + tislelizumab +/- chemo	GC/GEJC					Asia ex-Japan, AU, NZ
LBL-007	(LAG-3) + tislelizumab	Advanced solid tumors					ex-China
vebicorvir††† (ABI-H0731)®	(HBV core inhibitor)	Chronic Hepatitis B Virus					China
ABI-H3733	(HBV core inhibitor)	Chronic Hepatitis B virus

Global
China
*Some indications will not require a non-pivotal Phase 2 clinical trial prior to beginning pivotal Phase 2 or Phase 3 clinical trials. **Confirmatory clinical trials post approval are required for accelerated or conditional approvals. ∧ BiTE, ∧ ∧ HLE BiTE (Global trials are being conducted outside of China.), † Mirati is also conducting its own clinical studies with sitravatinib, including the Phase 3 SAPPHIRE trial in non-sq NSCLC. †† ZW25, ††† Assembly is conducting Phase 2 triple combination studies with VBR and a Ph1 study of ABI-H3733.

Abbreviations: AML: acute myeloid leukemia, HLE BiTE: Half-life extended Bi-specific T-cell engagers, GC/GEJ: gastric cancer/gastroesophageal junction, HCC: hepatocellular carcinoma, IND: Investigational New Drug, MEL: melanoma, MM: multiple myeloma, NHL: non-Hodgkin's lymphoma, N/SCLC: non-small cell lung cancer, OC: ovarian cancer, RCC: renal cell carcinoma, SM: small molecule; (1) By MapKure, a joint venture with SpringWorks Therapeutics

Our Commercial- and Clinical-Stage Drug Candidates
A description of our commercial- and clinical-stage drug candidates and clinical data from selected clinical trials is set forth below. Historically, we have made available, and we intend to continue to make available, clinical data and/or topline results from clinical trials of our drug candidates in our press releases and/or filings with the U.S. Securities and Exchange Commission (SEC), the Stock Exchange of Hong Kong Limited (HKEx), and the Shanghai Stock Exchange (SSE), copies of which are available on the Investors section of our website.
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
Overview of Clinical Development Program and Regulatory Status
We have announced BRUKINSA® approvals around the world, including in the United States, China, the EU, the U.K., Canada, and Australia. As of February 2022, 43 additional marketing authorization applications for BRUKINSA® have been submitted, including by BeiGene and with support from our five distribution partners: Adium Pharma in Latin America and the Caribbean, NewBridge Pharmaceuticals in the Middle East and North Africa, Erkim in Turkey, Nanolek in Russia, and Medison in Israel.
Based on the clinical data to date, we believe that BRUKINSA® has a potentially best-in-class profile, and we are running a broad global pivotal program in multiple indications, including nine registration or registration-enabling clinical trials. Four of the nine studies are Phase 3 and five are designed to be registration-enabling Phase 2 trials.
We have reported results from the monotherapy head-to-head Phase 3 trial versus ibrutinib in WM (ASPEN, NCT03053440), which are being included in several filings globally. We are also conducting an ongoing Phase 3 trial comparing BRUKINSA® to bendamustine and rituximab in patients with treatment-naïve (TN) CLL/SLL (SEQUOIA, NCT03336333) and a head-to-head Phase 3 trial in R/R CLL/SLL versus ibrutinib (ALPINE, NCT03734016). We have completed patient enrollment in SEQUOIA and ALPINE. Our fourth Phase 3 trial is an ongoing Phase 3 confirmatory trial in patients with treatment-naive (TN) MCL (NCT04002297). Additionally, we have five filed or ongoing Phase 2 trials that are designed to be registration-enabling, including four monotherapy studies in R/R MCL, R/R WM, R/R CLL/SLL (NCT03206970, NCT03332173, NCT03206918), and R/R MZL (MAGNOLIA, NCT03846427) and an ongoing pivotal Phase 2 trial in combination with GAZYVA® (obinutuzumab) in patients with R/R FL (ROSEWOOD, NCT03332017). Finally, we are also investigating zanubrutinib in several combination studies in DLBCL and CLL/SLL, including two studies in CLL/SLL investigating venetoclax combinations.
We continue to pursue regulatory approvals for BRUKINSA® globally. In February 2022, we announced that the FDA accepted for review a sNDA for CLL/SLL, with a Prescription Drug User Fee Act (PDUFA) target action date of October 22, 2022, and that the EMA accepted for review two marketing authorization applications for MZL and CLL. We expect continued regulatory decisions for some of our global filings this year, including potential additional approvals in more than 10 markets We expect topline results to be available from the ALPINE trial comparing BRUKINSA® versus ibrutinib in second line CLL/SLL in the first half 2022. Finally, we expect to announce clinical data on the fully enrolled pivotal Phase 2 ROSEWOOD trial comparing BRUKINSA® plus obinutuzumab to obinutuzumab alone in R/R follicular lymphoma patients in 2022.
Tislelizumab, an anti-PD-1 Antibody
Tislelizumab is a humanized monoclonal antibody against the immune checkpoint receptor PD-1 that is currently being evaluated in pivotal clinical trials globally and in China and for which we plan to commence additional pivotal trials as a monotherapy and in combination with standard of care to treat various solid and hematological cancers.
Overview of Clinical Development Program and Regulatory Status
BeiGene has initiated or completed 17 potentially registration-enabling clinical trials in China and globally, including 13 Phase 3 trials and four pivotal Phase 2 trials intended to support regulatory submissions globally and in China.

Our trials in lung cancer include:
•A global Phase 3 trial evaluating tislelizumab as a second- or third-line treatment compared to docetaxel in patients with locally advanced or metastatic NSCLC (NCT03358875);
•Two Phase 3 trials in China evaluating tislelizumab plus chemotherapy versus chemotherapy in squamous and non-squamous NSCLC (NCT03594747 and NCT03663205, respectively);
•A Phase 3 trial in China in 1L SCLC evaluating tislelizumab plus chemotherapy versus chemotherapy (NCT04005716); and
•A Phase 3 trial in China of tislelizumab in combination with platinum-based doublet chemotherapy as neoadjuvant treatment for patients with NSCLC (NCT04379635).
Our trials in liver cancer include:
•A global Phase 3 trial comparing tislelizumab with sorafenib as first-line treatment for patients with HCC (NCT03412773); and
•A global single-arm pivotal Phase 2 trial in second or third line unresectable HCC (NCT03419897).
Our trials in gastric cancer include:
•A global Phase 3 trial of tislelizumab combined with chemotherapy versus placebo combined with chemotherapy as first-line treatment for patients with gastric cancer (NCT03777657).
Our trials in lymphoma include:
•A Phase 3 trial in China comparing tislelizumab to salvage chemotherapy in patients with relapsed or refractory classical Hodgkin Lymphoma (cHL; NCT04486391); and
•A Phase 2 trial in China in patients with relapsed or refractory cHL (NCT03209973).
Our trials in urothelial carcinoma include:
•A Phase 3 trial in China in patients with locally advanced or metastatic urothelial carcinoma (NCT03967977); and
•Phase 2 trial in China in patients with locally advanced or metastatic urothelial bladder cancer (NCT04004221).
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
Finally, our trials in solid tumors and nasopharyngeal cancer include:
•A Phase 2 trial in China in patients with MSI-H/dMMR solid tumors (NCT03736889); and
•A Phase 3 trial in China and Thailand of tislelizumab combined with chemotherapy versus placebo combined with chemotherapy as first-line treatment in patients with nasopharyngeal cancer (NCT03924986).
As of January 2022, we had enrolled over 9,000 subjects in clinical trials of tislelizumab in 35 countries, including close to 3,000 subjects outside of China. These studies include 11 multi-regional registrational trials that are designed for global regulatory approvals. Data from our trials thus far suggested that tislelizumab was generally well-tolerated and exhibited anti-tumor activity in a variety of tumor types.

Pamiparib, a PARP1 and PARP2 Inhibitor
Pamiparib is a selective small molecule inhibitor of poly ADP-ribose polymerase 1 (PARP1) and PARP2 enzymes that is being evaluated as a potential monotherapy and in combinations for the treatment of various solid tumors. We believe that pamiparib has the potential to be differentiated from other PARP inhibitors because of its brain penetration, greater selectivity, strong DNA-trapping activity, and good oral bioavailability demonstrated in preclinical models.
Overview of Clinical Development Program and Regulatory Status
In China, pamiparib received conditional approval in May 2021 for treatment of patients with germline BRCA (gBRCA) mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy. Full approval for this indication is contingent upon results from ongoing corroborative trials confirming the clinical benefit of pamiparib in this population.
In addition, our clinical development program includes a Phase 3 trial as a maintenance therapy in patients with platinum-sensitive recurrent OC (NCT03519230), a Phase 2 trial in BRCA-mutated HER2-negative breast cancer (NCT03575065), a Phase 2 trial in first-line platinum-sensitive GC maintenance (NCT03427814), and a Phase 1b/2 trial in combination with temozolomide in glioblastoma multiforme (NCT03150862).
We expect to announce top-line results from the Phase 3 maintenance study in patients with platinum-sensitive recurrent OC in the first half of 2022.
Ociperlimab (BGB-A1217), a TIGIT Inhibitor
Ociperlimab (BGB-A1217) is an investigational humanized IgG1-variant monoclonal antibody directed against TIGIT. An immune checkpoint molecule, ociperlimab is currently being investigated in two global Phase 3 clinical trials, the AdvanTIG-301 (NCT04866017) and AdvanTIG-302 (NCT04746924) trials, in combination with tislelizumab in NSCLC. To date, approximately 800 subjects have been enrolled across the ociperlimab development program, which includes six global trials in patients with lung cancers, esophageal squamous cell carcinoma, and cervical cancer.
In December 2021 we announced an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize ociperlimab in North America, Europe, and Japan, as discussed further below under "Novartis Collaboration — Option Collaboration and License Agreement for Ociperlimab".
We have completed patient enrollment in the AdvanTIG-202 trial (NCT04693234) in patients with previously treated recurrent or metastatic cervical cancer. We expect to initiate additional pivotal clinical trials and announce data from Phase 2 trial expansion cohorts in 2022.
Lifirafenib (BGB-283) and BGB-3245, Inhibitors of RAF
Lifirafenib is an investigational novel small molecule inhibitor with RAF monomer and dimer inhibition activities. Lifirafenib has shown antitumor activities in preclinical models and in cancer patients with tumors harboring BRAF V600E mutations, non-V600E BRAF mutations or KRAS/NRAS mutations. We have been developing lifirafenib for the treatment of cancers with aberrations in the mitogen-activated protein kinase (MAPK), pathway, including BRAF gene mutations and KRAS/NRAS gene mutations where first generation BRAF inhibitors are not effective. We believe that lifirafenib as monotherapy or in combination with other agents may have potential for treating various malignancies such as melanoma, NSCLC, and endometrial cancer.
BeiGene is working together with SpringWorks Therapeutics, Inc. (SpringWorks) in a global clinical collaboration and has initiated a Phase 1b clinical trial (NCT03905148) to evaluate the safety, tolerability, and preliminary efficacy of lifirafenib in combination with SpringWorks' investigational MEK inhibitor, mirdametinib (PD-0325901), in patients with advanced solid tumors.
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
Sitravatinib, a Multi-Kinase Inhibitor
In January 2018, we entered into an exclusive license agreement with Mirati Therapeutics, Inc. (Mirati) for the development, manufacturing and commercialization of Mirati’s sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand. Sitravatinib is an investigational spectrum-selective kinase inhibitor, which potently inhibits receptor tyrosine kinases, including RET, TAM family receptors (TYRO3, Axl, MER), and split family receptors (VEGFR2, KIT). Sitravatinib is being evaluated by Mirati in multiple clinical trials to treat patients who are refractory to prior immune checkpoint inhibitor therapy, including a Phase 3 SAPPHIRE trial of sitravatinib in NSCLC initiated in 2019. In data readouts at the American Association for Cancer Research (AACR) Annual Meeting 2021, two cohorts from BeiGene’s Phase 1b trial (NCT03666143) of sitravatinib in combination with tislelizumab in unresectable or metastatic melanoma who were R/R to PD-1/LI inhibitors and in patients with advanced platinum-resistant ovarian cancer (PROC) were presented. Sitravatinib is being evaluated by BeiGene in multiple clinical trials including a Phase 3 trial combining sitravatinib with tislelizumab in NSCLC.
BGB-11417, a Small Molecule Bcl-2 Inhibitor
BGB-11417 is an investigational small molecule Bcl-2 inhibitor. We have completed preclinical and investigational new drug (IND) -enabling studies of BGB-11417, which demonstrated potent activity and high selectivity against the pro-apoptotic protein Bcl-2. The molecule appears to be more potent than venetoclax and shows the potential to overcome resistance to venetoclax. Further, it is more selective than venetoclax for Bcl-2 relative to Bcl-xL. Finally, we believe that it is well-positioned to be combined with BRUKINSA®. We have an ongoing Phase 1 trial (NCT04277637) in Australia and the United States to investigate the safety, tolerability, pharmacokinetics, and preliminary antitumor activity of BGB-11417 and its combination with zanubrutinib in patients with mature B-cell malignancies. We expect to start pivotal trials for BGB-11417 in 2022.
BGB-A445, an OX40 Agonist Antibody
BGB-A445 is an investigational agonistic antibody directed to the OX40 antigen. BGB-A445 is a non-ligand competing antibody that does not disrupt OX40 to OX40 ligand engagement. Preclinical experiments showed that BGB-A445 has increasing effectiveness at higher doses versus an antibody that was ligand-competing, which showed falling effectiveness at higher doses. BGB-A445 has also showed in preclinical tests the potential to be combined with several agents, such as tislelizumab, as well as a TLR9 agonist, a PI3Kδ inhibitor, sitravatinib, and chemotherapy. We have an ongoing Phase 1 trial (NCT04215978) of BGB-A445 in combination with tislelizumab in patients with advanced solid tumors and expect to initiate dose expansion for BGB-A445 (OX-40) in the first half of 2022.
ZW25 (Zanidatamab), a bispecific HER2-targeted antibody
Zanidatamab, a novel investigational Azymetric™ bispecific antibody targeting HER2, is currently in late-stage clinical development with Zymeworks Inc. BeiGene has development and commercial rights to zanidatamab in Asia (excluding Japan), Australia, and New Zealand. We are participating in three ongoing clinical studies with zanidatamab. The first is a Phase 1/2 study (NCT04215978) in HER2-positive breast and gastric cancer. The breast cancer arm combines zanidatamab with docetaxel, and the gastric cancer arm combines zanidatamab with our PD-1 inhibitor tislelizumab and chemotherapy. The second study (NCT04466891) is a Phase 2b study in patients with advanced or metastatic HER2-amplified biliary tract cancers (BTC) in which zanidatamab is being used as monotherapy. We initiated a global Phase 3 clinical trial (NCT05152147) examining zanidatamab in combination with chemotherapy with and without tislelizumab in HER2-positive gastroesophageal cancer in late 2021. We expect to complete enrollment in 2L biliary tract cancer in 2022.
BGB-A425, a TIM-3 Inhibitor
BGB-A425 is an investigational humanized IgG1-variant monoclonal antibody against T-cell immunoglobulin and mucin-domain containing-3 (TIM-3). We have an ongoing Phase 1/2 trial (NCT03744468) of BGB-A425 in combination with tislelizumab in various solid tumors.
BGB-15025, a Small Molecule HPK1 Inhibitor
BGB-15025 is an investigational small molecule inhibitor of HPK1, which is a key negative feedback regulator of TCR signaling. Inhibition of HPK1 leads to enhanced T-cell activation pre-clinically. In addition, preclinical studies showed that BGB-15025 exhibits combination activity with tislelizumab and has a wide therapeutic window. We initiated a Phase 1 trial (NCT04649385) of BGB-15025 alone and in combination with tislelizumab in patients with advanced solid tumors in 2021. This trial is being conducted in multiple countries globally. We expect to initiate dose-expansion for BGB-15025 in the second half of 2022.
Our Preclinical Programs
We have a proprietary biology research platform that has allowed us to research and develop both small molecules and biologic molecules. In the last decade, this platform has generated more than 10 clinical stage assets, including three internally-

developed molecules that have been approved by regulatory bodies in the United States, China, EU and other markets, with other filings pending globally and planned to be submitted. The platform is a full-process technology system spanning from early discovery to commercialization of oncology medicines based on multiple drug technology platforms that can be applied to oncology and other fields. We have core technology platforms for the development of small molecule and antibody medicines and the manufacturing of our own and potentially other medicines. Currently, we have over 50 pre-clinical programs and we believe that half of them have best-in-class or first-in-class potential.
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
Manufacturing and Supply
We manufacture our medicines and drug candidates internally and in some cases with the help of third-party contract manufacturing organizations (CMOs). The manufacturing of our medicines and drug candidates is subject to extensive regulations that impose various procedural and documentation requirements governing recordkeeping, manufacturing processes and controls, personnel, quality control, and quality assurance, among others. Our manufacturing facilities and the facilities of the CMOs we use to manufacture our medicines and drug candidates operate under current good manufacturing practice regulations (GMP) conditions. GMP regulations are requirements for the production of pharmaceuticals that will be used in humans.
Our Manufacturing Facilities
We have manufacturing facilities for small molecule drugs and large molecule biologics in Suzhou and Guangzhou, China, respectively, to support the commercialization and potential future demand of our internally developed or in-licensed products.
Our manufacturing facility in Suzhou is over 13,000 square meters and consists of a manufacturing base for small molecule drug products with an annual production capacity of about 100 million tablets and capsules and a biologics clinical development production facility with 2 x 500 liters capacity to produce biologics candidates for clinical supply. The facility meets or exceeds design criteria of the United States, EU, and China regulatory requirements. The facility has received a manufacturing license to produce commercial volumes of BRUKINSA and pamiparib for the China market. As a result of our growing commercial and clinical demands, we have broken ground on a new small molecule manufacturing facility nearby in Suzhou that will have the capability to produce up to 600 million solid oral dosages annually. This approximately 50,000 square meter facility is expected to replace our current Suzhou site and support our growing pipeline of small molecule medicines and drug candidates.
We continue to invest in our state-of-the-art commercial-scale manufacturing facility in Guangzhou of approximately 100,000 square meters for the manufacturing of large molecule biologics. Phases 1 and 2 of the facility were completed in September 2019 and December 2020, respectively, with 24,000 liters of single use disposable capacity, while Phase 3 completed construction in December 2021 that will add an additional 40,000 liters of capacity. Phase 1 is currently approved for the end to end commercial production of tislelizumab for the China market. Upon completion, the facility will have a total capacity of 64,000 liters. We have purchased an adjacent tract of land to the south of the current site and are currently evaluating a fourth phase of expansion to support our growing pipeline of large molecule medicines and drug candidates.
We are also planning to expand our biologics manufacturing capabilities to include a future manufacturing facility in the United States and have closed on a 42-acre site at the Princeton West Innovation Park in Hopewell, New Jersey to be developed as a new commercial-stage manufacturing and clinical R&D campus. Construction of the initial phase is expected to commence in 2022. The property, located strategically in the Interstate 95 corridor of New Jersey, with a deep and rich talent pool, has more than one million square feet of developable real estate for potential future expansion to cover our existing medicines and pipeline.
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

We have commercial supply and related agreements with most of our manufacturing service providers. For example, we entered into a commercial supply agreement with Catalent Pharma Solutions, LLC (Catalent) to produce BRUKINSA® at Catalent’s Kansas City, Missouri site for clinical and commercial use in the United States and other countries outside of China. We currently source the active pharmaceutical ingredient (API) for BRUKINSA® from a supplier in China and are in the process of bringing online an additional source of supply outside of China. In addition, we entered into a commercial supply agreement with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (Boehringer Ingelheim) for tislelizumab, which is being manufactured at Boehringer Ingelheim’s facility in Shanghai, China. Additionally, our collaboration agreements with Novartis include the right for Novartis to manufacture tislelizumab and ociperlimab for its territory, to be managed by Novartis following tech transfer, and our right to conduct a specified percentage of production at our planned U.S. manufacturing site, subject to the terms of the agreements. For our commercial and clinical stage products in-licensed from Amgen, BMS and others, we rely on the licensors and their manufacturing facilities or their CMOs for the supply of those medicines and drug candidates.
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
Amgen Collaboration
Collaboration Agreement
On October 31, 2019, our wholly-owned subsidiary, BeiGene Switzerland GmbH (BeiGene Switzerland), entered into a Collaboration Agreement with Amgen, which became effective on January 2, 2020 (the "Amgen Collaboration Agreement"). Pursuant to the terms of the Amgen Collaboration Agreement, we are responsible for commercializing Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China (excluding Hong Kong, Macao and Taiwan) for a period of five or seven years following each product’s regulatory approval in China, as specified in the Amgen Collaboration Agreement, with the commercialization period for XGEVA® commencing following the transition of operational responsibilities for the product. In addition, as specified in the agreement, we have the option to retain one of the three products to commercialize for as long as the product is sold in China. The parties have agreed to equally share profits and losses for the products in China during each product’s commercialization period. After expiration of the commercialization period for each product, the products not retained will be transitioned back to Amgen and we will be eligible to receive tiered mid-single to low-double digit royalties on net sales in China of each product for an additional five years.
Additionally, pursuant to the terms of the Amgen Collaboration Agreement, we and Amgen have agreed to collaborate on the global clinical development and commercialization of a portfolio of Amgen clinical- and late-preclinical-stage oncology pipeline products. Starting from the commencement of the Amgen Collaboration Agreement, we and Amgen will co-fund global development costs, with BeiGene contributing up to $1.25 billion worth of development services and cash over the term of the collaboration. We will be eligible to receive tiered mid-single digit royalties on net sales of each product globally outside of China, other than sotorasib (AMG 510), on a product-by-product and country-by-country basis, until the latest of the expiration of the last valid patent claim, the expiration of regulatory exclusivity, or the earlier of eight years after the first commercial sale of such product in the country of sale and 20 years from the date of first commercial sale of such product anywhere in the world.
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
Share Purchase Agreement
In connection with the Amgen Collaboration Agreement, pursuant to a share purchase agreement dated October 31, 2019, as amended, by and between BeiGene, Ltd. and Amgen (the “Share Purchase Agreement”), we issued to Amgen 206,635,013 ordinary shares in the form of 15,895,001 American Depositary Shares (ADSs) of BeiGene, Ltd. on January 2, 2020, representing approximately 20.5% of our then outstanding shares, for an aggregate purchase price of $2.78 billion, or $13.45 per ordinary share, or $174.85 per ADS.
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
Novartis Collaboration
Collaboration and License Agreement for Tislelizumab
On January 11, 2021, our wholly-owned subsidiary, BeiGene Switzerland GmbH, entered into a Collaboration and License Agreement, which became effective on February 26, 2021 (the “Novartis Collaboration and License Agreement”) with Novartis, pursuant to which Novartis will have the right to develop, manufacture and commercialize tislelizumab in the United

States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan (the “Licensed Territory”).
Under the Novartis Collaboration and License Agreement, we received an upfront cash payment of $650 million from Novartis. Additionally, we are eligible to receive up to $1.3 billion upon the achievement of regulatory milestones, $250 million upon the achievement of sales milestones, and tiered royalties based on percentages of annual net sales of tislelizumab in the Licensed Territory ranging from the high-teens to high-twenties, with customary reductions in specified circumstances. Royalties are payable on a country-by-country basis from the time of the first commercial sale until the latest of the expiration of the last valid patent claim, the expiration of regulatory exclusivity, or 10 years after the first commercial sale of tislelizumab in the country of sale.
Under the Novartis Collaboration and License Agreement, we and Novartis have agreed to jointly develop tislelizumab in the Licensed Territory, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials to explore potential combinations of tislelizumab with other cancer treatments. We will be responsible for funding the ongoing clinical trials of tislelizumab, and Novartis has agreed to fund any new registrational, bridging, or post-marketing studies in the Licensed Territory. Subject to specified conditions, both parties have agreed to jointly fund other new clinical trials in the Licensed Territory agreed by the parties, provided that each party will be responsible for funding clinical trials evaluating tislelizumab in combination with its own- or third-party cancer treatments. We will initially be responsible for supplying tislelizumab to Novartis, with Novartis having the right to conduct manufacturing for its use in the Licensed Territory after successful transfer of the manufacturing process. In addition, we have an option to co-detail the product in the United States, Canada and Mexico, on an indication-by-indication basis, funded in part by Novartis. Each party retains the worldwide right to commercialize its propriety products in combination with tislelizumab. We retain the rights to manufacture and supply a specified percentage of commercial supply of tislelizumab from our planned U.S. manufacturing facility to be built in Hopewell, New Jersey, subject to the terms of the agreement.
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
Option, Collaboration and License Agreement for Ociperlimab
On December 19, 2021, BeiGene Switzerland GmbH entered into an Option, Collaboration and License Agreement (the “Novartis Option, Collaboration and License Agreement”) with Novartis, pursuant to which we have granted Novartis an exclusive time-based option to receive an exclusive license to develop, manufacture and commercialize our investigational TIGIT inhibitor ociperlimab in the Licensed Territory.
Under the Novartis Option, Collaboration and License Agreement, we received an upfront cash payment of $300 million from Novartis and are eligible to receive an additional payment of $600 million or $700 million upon exercise by Novartis of an exclusive time-based option prior to mid-2023 or late-2023, respectively, subject to receipt of required antitrust approval. Additionally, following option exercise, we are eligible to receive up to $745 million upon the achievement of regulatory approval milestones, $1.15 billion upon the achievement of sales milestones, and tiered royalties based on percentages of annual net sales of ociperlimab in the Licensed Territory ranging from the high-teens to mid-twenties, with customary reductions in specified circumstances. Royalties are payable on a country-by-country basis from the time of the first commercial sale until the latest of the expiration of the last valid patent claim, the expiration of regulatory exclusivity, or 10 years after the first commercial sale of ociperlimab in the country of sale.
Under the Novartis Option, Collaboration and License Agreement, during the option period, Novartis has agreed to initiate, conduct and fund additional global clinical trials of ociperlimab in combination with tislelizumab in selected tumor types and we have agreed to expand enrollment in two ongoing trials. Additionally, following the option exercise, the companies have agreed to jointly develop ociperlimab in the Licensed Territory, with Novartis sharing development costs of global trials and responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals in the Licensed Territory. In addition, both companies may conduct clinical trials globally to explore potential combinations of ociperlimab with other cancer treatments. We will initially be responsible for supplying ociperlimab to Novartis, with Novartis having the right to conduct manufacturing for its use in the Licensed Territory after successful transfer of the manufacturing process. Following approval, we have agreed to provide 50% of the co-detailing and co-field medical efforts in the United States and have an option to co-detail up to 25% in Canada and Mexico, in each case funded in part by Novartis. Each party retains the worldwide right to commercialize its proprietary products in combination with ociperlimab, as is the case with tislelizumab under the parties' existing collaboration agreement. We retain the rights to manufacture and supply a specified percentage of commercial supply of ociperlimab from our planned U.S. manufacturing facility to be built in Hopewell, New Jersey, subject to the terms of the agreement.
The Novartis Option, Collaboration and License Agreement contains customary representations, warranties and covenants by BeiGene and Novartis. Unless earlier terminated, the agreement will expire on a country-by-country basis upon the expiration of the royalty term in such country. The Novartis Option, Collaboration and License Agreement will expire in its entirety upon the expiration of all applicable royalty terms under the agreement in all countries in the Licensed Territory. The agreement may be terminated by Novartis upon 120 days’ prior written notice if delivered before first commercial sale or 180 days’ prior written notice if delivered following first commercial sale of ociperlimab in the Licensed Territory, or by either party upon the other party’s bankruptcy or uncured material breach. BeiGene may terminate the agreement in its entirety upon written notice if Novartis challenges the licensed BeiGene patents. Either party may terminate the agreement in its entirety effective immediately upon written notice to the other party (i) if the option terminates or expires, or (ii) in the event that the license effective date has not occurred within six months after the date of the Hart-Scott-Rodino Antitrust Improvements Act filing, subject to extension.
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
On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Legal Proceedings”.
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
As of January 22, 2022, we owned 40 issued U.S. patents, 24 issued China patents, a number of pending U.S. and China patent applications, and corresponding patents and patent applications internationally. In addition, we owned pending international patent applications under the Patent Cooperation Treaty (PCT), which we plan to file nationally in the United States and other jurisdictions, as well as additional priority PCT applications. With respect to any issued patents in the United

States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date, provided that we meet the applicable requirements for obtaining such patent term extensions. For example, in the United States, we can apply for a patent term extension of up to five years for one of the patents covering a drug product once the product is approved by the FDA. The exact duration of the extension depends on the time that we spend in clinical studies as well as getting approval from the FDA. In China, the Amended PRC Patent Law, which became effective on June 1, 2021, provides a patent term extension of up to five years, similar to the United States.
The key patents for our medicines and late-stage clinical drug candidates as of January 31, 2022, are summarized below:

Molecule	Territory	General Subject Matter	Expiration[1]
BRUKINSA® (Zanubrutinib)	U.S.	Compound and composition	2034
	U.S.	Use for the treatment of autoimmune diseases	2034
	U.S.	Use for the treatment of B-cell proliferative disorder	2034
	U.S.	Crystalline forms	2037
	China	Compound and composition	2034
Tislelizumab	U.S.	Antibodies	2033
	U.S.	Use for the treatment of cancer	2033
	U.S.	Antibodies and use for the treatment of cancer	2033
	U.S.	Antibodies	2033
	U.S.	Antibodies	2033
	China	Antibodies	2033
	China	Antibodies	2033
	China	Antibodies	2033
	China	Antibodies	2033
Pamiparib	U.S.	Compound and composition	2031
	U.S.	Compound and composition	2031
	U.S.	Use for the treatment of cancer	2031
	U.S.	Compositions	2031
	U.S.	Crystalline forms	2036
	U.S.	Crystalline forms	2038
	China	Compound and composition	2031
	China	Use for the treatment of cancer	2031
	China	Crystalline forms	2036
Ociperlimab	U.S.	Antibodies	2038
(1) The expected expiration does not include any additional term for patent term extensions
We currently have two in-licensed medicines in China from BMS. The key patents for them in China as of January 31, 2022 are summarized below:

Product	Territory	General Subject Matter	Expiration
REVLIMID® (lenalidomide)	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
VIDAZA® (azacitidine)	China	No patent	N/A

Under our collaboration with Amgen, we have the right to commercialize three medicines in China. The key patents for them in China as of January 31, 2022 are summarized below:

Product	Territory	General Subject Matter	Expiration
XGEVA® (denosumab)	China	Antibodies	2022
BLINCYTO® (blinatumomab)	China	No patent	N/A
KYPROLIS® (carfilzomib)	China	Compound and Composition	2025
Although various extensions may be available, the life of a patent and the protection it affords, is limited. REVLIMID® and VIDAZA® face competition from generic medications, and we may face similar competition for our medicines and any approved drug candidates even if we successfully obtain patent protection. The scope, validity or enforceability of our or our collaborators' patents may be challenged in court or other authorities, and we or they may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. Additionally, in China, the NMPA may approve a generic version of a brand-name medicine that still has patent protection, such as has occurred with REVLIMID®. Under our license agreements with BMS and Amgen, they retain the responsibility for, but are not obligated, to prosecute, defend and enforce the patents for these in-licensed products. As such, any issued patents may not protect us from generic or biosimilar competition for these medicines.
The term of individual patents may vary based on the countries in which they are obtained. In most countries in which we file, including the United States and China, the term of an issued patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may be lengthened in some cases by a patent term adjustment, which extends the term of a patent to account for administrative delays by the United States Patent and Trademark Office (USPTO), in excess of a patent applicant’s own delays during the prosecution process, or may be shortened if a patent is terminally disclaimed over a commonly owned patent having an earlier expiration date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost in obtaining FDA regulatory approval. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. In China, the Amended PRC Patent Law, which became effective on June 1, 2021, provides both patent term adjustment and patent term extension, similar to the United States.
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
Competition
We operate in a highly competitive environment and our marketed products face intense competition in regulated markets around the world. Our main competitors include other global research-based biopharmaceutical companies as well as smaller regional and local companies. These companies participate in one or more activities including the development, production, and promotion of products that are intended to treat diseases or indications that are like products we currently market or are in the process of developing to market. For example:
BRUKINSA® – Conventional methods of treating lymphomas vary according to the specific disease or histology, but generally include chemotherapy, antibodies directed at CD20, a molecular marker found on the surface of B-cells, and, less frequently, radiation. Recently, significant progress has been made in the development of new therapies for lymphomas, including BTK inhibitors. The BTK inhibitor IMBRUVICA® (ibrutinib), marketed by AbbVie and Janssen, was first approved by the FDA in 2013 for the treatment of patients with MCL who have received at least one prior therapy. Since that time, ibrutinib has been approved in over 90 countries and regions and has expanded its indications. Another BTK inhibitor,

AstraZeneca's CALQUENCE® (acalabrutinib), was approved by the FDA in 2017 under accelerated approval for the treatment of patients with MCL who have received at least one prior therapy, and in November 2019 for use in adults with CLL/SLL as a single agent or in combination with obinutuzumab. In China, BRUKINSA® competes with IMBRUVICA® (ibrutinib), which received approval in 2017, and YINUOKAI® (orelabrutinib) from Innocare, which was approved in 2020.
Tislelizumab – A number of PD-1 or PD-L1 antibody medicines have been approved by the FDA. These include Merck’s KEYTRUDA® (pembrolizumab), BMS’s OPDIVO® (nivolumab), Roche’s TECENTRIQ® (atezolizumab), AstraZeneca’s IMFINZI® (durvalumab), Pfizer and Merck Sereno’s BAVENCIO® (avelumab), Regeneron and Sanofi’s LIBTAYO® (cemiplimab), and GSK's JEMPERLI® (dostarlimab). In the global setting, several PD-1 or PD-L1 antibody agents are in late-stage clinical development in addition to tislelizumab. In China, as of February 1, 2022, there are seven other approved PD-1 antibodies: OPDIVO® (nivolumab) and KEYTRUDA® (pembrolizumab), Junshi’s TUOYI® (toripalimab), Innovent’s TYVYT® (sintilimab), Hengrui’s AIRUIKA® (camrelizumab), Akeso's ANNIKE® (penpulimab) and Gloria's YUTUO® (zimberelimab). There are four approved PD-L1 antibody agents: AstraZeneca's IMFINZI® (durvalumab), Roche's TECENTRIQ® (atezolizomab), CStone's ZEJIEMEI® (sugemalimab) and Alphamab's ENWEIDA® (envafolimab). There are approximately 40 more PD-1 and PD-L1 agents in clinical development in China.
Pamiparib – We are competing with multiple PARP inhibitors in China. AstraZeneca received approval for olaparib in August 2018. Zai Labs obtained development and commercial rights for niraparib in China, and its NDA was approved by the NMPA in December 2019. Fluzoparib from Hengrui/Hansoh was approved in December 2020.
Ociperlimab - We are aware of several pharmaceutical companies developing TIGIT antibodies, including Agenus, Arcus, BMS, Compugen, Roche/Genentech, Innovent, iTeos Therapeutics, Merck KGaA, Mereo BioPharma, Seagen, Junshi, Bio-Thera and Akeso. To our knowledge, there are currently no approved anti-TIGIT antibodies and the most advanced agent is in Phase 3 development.
Many of the larger companies we compete with are well-capitalized and dedicate a significant number of financial resources to support their research and development, while using business development to supplement their internal pipelines. As a result, we must continuously invest and gain experience in the development, acquisition, and marketing of innovative and branded medicines and drug candidates to compete effectively in both current and future markets. This requires us to devote substantial funds and resources to R&D to prevent or slow the erosion of the sales of our existing products and potential sales of products in development.
The main forms of competition include efficacy, safety, and cost. The long-term success of our products depends on our ability to effectively demonstrate the value that each one of them offers to physicians, patients, and third-party payers. This requires a much greater use of a direct sales force to realize significant revenues. We also have and will continue to enter into co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well-aligned to achieve maximum market penetration.
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
U.S. Regulation
U.S. Government Regulation and Product Approval
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations, and biologics under the FDCA, its implementing regulations, and the Public Health Service Act (PHSA), and its implementing regulations.
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
U.S. Drug Development Process
The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and chemistry, manufacture and control (CMC) studies according to Good Laboratory Practices (GLP) guidance;
•submission to the FDA of an investigational new drug (IND) application, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to Good Clinical Practice (GCP), to establish the safety and efficacy of the proposed drug or safety, purity and potency of the proposed biologic, for the intended use;
•preparation and submission to the FDA of an NDA for a small molecule drug or a Biologics License Application (BLA) for a biologic;
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP;
•review of the product candidate by an FDA advisory committee, where appropriate and if applicable;
•payment of user fees for FDA review of the NDA or BLA (unless a fee waiver applies);
•FDA audits of some clinical trial sites to ensure compliance with GCPs; and
•FDA review and approval of the NDA or licensing of the BLA.
Preclinical Studies and Clinical Trials
Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as in vitro and animal studies. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to the proposed clinical trial and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds at any time before or during clinical trials due to safety concerns or noncompliance and may be imposed on all products within a certain class of products. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations require that all research subjects provide informed consent in writing before their participation in any clinical trial. Further, an institutional review board (IRB) must review and approve the plan for any clinical trial before it commences at any institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.
Each new clinical protocol and any amendments to the protocol must be filed with the FDA as an IND amendment and submitted to the IRBs for approval.
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
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
We refer to our Phase 1 programs as dose-escalation and dose-expansion trials. In addition, we refer to some of our Phase 2 programs as pivotal or registrational programs, where the results may be used to support regulatory approval in specific jurisdictions without the need to conduct a Phase 3 trial.
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected AEs, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2, and Phase 3 studies may not be completed successfully within any specified period, or at all. The FDA or the sponsor may suspend or terminate, or a data safety monitoring board may recommend the suspension or termination of, a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to subjects.
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

U.S. Expanded Access
Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. There is no requirement for a company to provide expanded access to its investigational products. However, if a company decides to make one of its investigational products available for expanded access, the FDA reviews each request for expanded access and determines if treatment may proceed. A sponsor of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.
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
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical trials, to further assess a product’s safety and effectiveness after NDA or BLA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also approve an NDA or BLA with a Risk Evaluation and Mitigation Strategy (REMS) program to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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

Regulation of Companion Diagnostics in the United States
If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Once cleared or approved, the companion diagnostic must adhere to post-marketing requirements including the requirements of FDA’s quality system regulation, medical device reporting, recalls and corrections along with product marketing requirements and limitations. Companion diagnostic manufacturers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.
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
Accelerated Approval
Under FDA’s accelerated approval regulations, the FDA may approve a drug, including a biologic, intended to treat a serious or life-threatening disease or condition that generally provides meaningful therapeutic benefit to patients over available treatments and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a laboratory measurement or clinical signs of a disease or condition that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of post-approval clinical trials to confirm the effect on irreversible morbidity or mortality or other clinical benefit. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA unless otherwise informed by the agency.
Zanubrutinib was granted accelerated approval by FDA for the treatment of adult patients with MCL who have received at least one prior therapy and for the treatment of adult patients with relapsed or refractory MZL who have received at least one anti-CD20-based regimen.
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
Priority Review
The FDA may grant an NDA or BLA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.
The NDA for zanubrutinib was granted priority review by the FDA for the treatment of adult patients with MCL who have received at least one prior therapy.
Pediatric Information
Under the Pediatric Research Equity Act, as amended (PREA), certain NDAs and BLAs and certain NDA and BLA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FDCA requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, PREA does not apply to a drug or biologic for an indication for which orphan designation has been granted except that PREA will apply to an original NDA or BLA for a new active ingredient that is orphan-designated if the drug or biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer
Post-Approval Requirements
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

The Drug Supply Chain Security Act (DSCSA) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. The law’s requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate, and notifying trading partners and FDA of any illegitimate product. Drug manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements for product tracking and tracing, including a requirement to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number and expiration date, in the form of a 2 dimensional data matrix barcode that can be read by humans and machines.
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
Healthcare Reform
The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Affordable Care Act (the ACA) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.
Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, Congressional, and Executive challenges. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.
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
In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify the former Trump Administration’s executive and administrative actions after January 20, 2021.
Further, on July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 the Centers for Medicare and Medicaid Services (the CMS) issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologics based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for our medicines. Additionally, on November 30, 2020, the U.S. Department of Health and Human Services (the HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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

Other U.S. Healthcare Laws and Compliance Requirements
We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business prior to and after receiving regulatory approval of our product candidates. The laws that may affect our ability to operate include:
•the federal healthcare Anti-Kickback Statute (AKS), which prohibits, among other things, knowingly and willfully soliciting, receiving, providing, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation or arrangement of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act (FCA) or federal civil money penalties statute. Violations of the AKS carry potentially significant civil fines and criminal penalties, including imprisonment, fines, administrative federal civil monetary penalties, and exclusion from participation in federal healthcare programs. This law applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. On November 20, 2020, the Office of Inspector General (OIG) finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;
•the federal civil and criminal false claims and civil monetary penalty laws, such as the federal FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal AKS constitutes a false of fraudulent claim for purposes of the FCA. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products and any future product candidates are subject to scrutiny under this law;
•the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose certain requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates who perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians, nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, and certified nurse midwives as well as teaching hospitals. Manufacturers are also required to disclose ownership and investment interest held by physicians and their immediate family members;
•federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•the Foreign Corrupt Practices Act (FCPA), which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment.
Similarly, state privacy laws may be broader and require greater protections than HIPAA. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (CCPA), which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the legislation and proposed regulations including the CCPA and CPRA contain an exception for certain activities that involve PHI subject to HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.
Additionally, we are subject to state equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply to healthcare services reimbursed by any third-party payor, not just governmental payors, but also private insurers. These laws are enforced by various state agencies and through private actions. Some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or other voluntary industry codes of conduct that restrict the payments made to healthcare providers and other potential referral sources. Several states and local laws also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.
EU and UK Data Protection Laws
In the European Union (EU), the General Data Protection Regulation (GDPR) governs the processing of personal data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA, including to the U.S. (see below), providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (EC) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.
PRC Regulation
In the PRC, we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of PRC laws, rules and regulations affecting many aspects of our business. This section summarizes the principal PRC laws, rules and regulations that we believe are relevant to our business and operations.
PRC Drug Regulation
Introduction
China heavily regulates the development, approval, manufacturing and distribution of drugs, including biologics. The legal framework for the administration of pharmaceutical products in China was established by the Drug Administration Law of the PRC (the DAL). The DAL applies to entities and individuals engaged in the development, production, trade, clinical use, as well as supervision and administration of pharmaceutical products by regulatory agencies. It provides for a framework for regulating pharmaceutical manufacturers, pharmaceutical trading companies, medical institutions, and the research, development, manufacturing, distribution, packaging, pricing, and advertisement activities related to pharmaceutical products. The Implementing Measures of the Drug Administration Law as amended in 2019 provides detailed implementation regulations for the DAL.
The Revised DAL
The DAL, revised in 2019 (the rDAL), embodies an expected regulatory trend to strengthen the life-cycle management of drugs, to balance the development of innovative drugs and generic drugs, and to enhance drug review and enforcement. It also reflects legislative efforts to address prominent problems of the pharmaceutical industry, such as counterfeit and substandard drugs and high drug prices.
The rDAL contains a dedicated chapter on the Marketing Authorization Holder (MAH) system. Subject to approval by the NMPA, MAHs will be allowed to transfer their marketing authorizations. It is uncertain whether the transferability of MAH will offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system was accompanied by a range of new requirements for the MAHs. For example, a MAH must establish a quality assurance system and be responsible for the whole process and all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, adverse drug reaction monitoring and reporting. A foreign MAH is required to engage a local agent to fulfill the MAH’s obligations and the foreign MAH is subject to joint and several liability in the event of any wrongdoing. It is unclear how the scope of such joint liability will be defined.
The rDAL no longer requires the certification for good clinical practice (GCP), good supply practice (GSP), and GMP. However, drug manufacturers and drug distributors must still comply with current GMP and GSP requirements. Pursuant to the rDAL, NMPA and its local counterparts are directed to strengthen their surveillance of drug manufacturers and distributors, including through regular and continuous site inspections, to ensure their compliance. It remains to be seen how clinical trial institutions will ensure self-compliance with GCP requirements and whether there will be more inspections of clinical trial institutions.
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
The rDAL also significantly increases and expands penalties for violations. Depending on various types of violations, the rDAL imposes different penalties, including warnings, confiscation of illegal gains, fines of up to RMB5 million (about $725,000) or up to 30 times of illegal gains, revocation of required business and operating licenses, certificates or approval documents for drugs, suspension of business, temporary (10 years) or permanent debarment of companies, institutions and responsible persons, and criminal liabilities in the case of serious violations.
There are still uncertainties with respect to the interpretation and implementation of the rDAL. We plan to closely monitor the implementation of the rDAL and its impact on our operations in China.
Regulatory Authorities and Government Reorganization
In China, the NMPA is the primary regulator for pharmaceutical products and businesses. The agency was formed from the prior China Food and Drug Administration (CFDA) in 2018 as part of a complete government reorganization. The NMPA is no longer an independent agency. Its parent agency is the State Administration of Market Regulation (the SAMR), into which agencies responsible for, among other areas, consumer protection, advertising, anticorruption, antitrust, fair competition and intellectual property have been merged.
Like the CFDA, the NMPA is still the chief drug regulatory agency and implements the same laws, regulations, rules, and guidelines as the CFDA, and it regulates almost all of the key stages of the life-cycle of pharmaceutical products, including nonclinical studies, clinical trials, marketing approvals, manufacturing, advertising and promotion, distribution, and pharmacovigilance (i.e., post-marketing safety reporting obligations). The Center for Drug Evaluation (CDE), which remains under the NMPA, conducts the technical evaluation of each drug and biologic application for safety and efficacy.
The National Health Commission (NHC) (formerly known by the names Ministry of Health (MOH) and National Health and Family Planning Commission (NHFPC)), is China’s chief healthcare regulator. It is primarily responsible for overseeing the operation of medical institutions, which also serve as clinical trial sites, and regulating the licensure of hospitals and other medical personnel. The NHC plays a significant role in drug reimbursement. Furthermore, the NHC and its local counterparts at or below the provincial-level of local government also oversee and organize public medical institutions’ centralized bidding and procurement programs for pharmaceutical products. This is the primary way that public hospitals and their internal pharmacies procure drugs.
Also, as part of the 2018 reorganization, the PRC government formed the State Medical Insurance Bureau which focuses on regulating reimbursement under state-sponsored insurance plans.
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
Registration Categories
Prior to engaging with the NMPA on research and development and approval, an applicant will need to determine the registration category for its drug candidate (which will ultimately need to be confirmed with the NMPA), which will determine the requirements for its clinical trial and marketing application. There are five categories for small molecule drugs: Category 1 (innovative drugs) refers to drugs that have a new chemical entity that has not been marketed anywhere in the world, Category 2 (improved new drugs) refers to drugs with a new indication, dosage form, route of administration, combination, or certain formulation changes not approved in the world, Categories 3 and 4 are for generics that reference an innovator drug (or certain well-known generic drugs) marketed either abroad or in China, respectively, and Category 5 refers to innovative or generic drugs that have already been marketed abroad but are not yet approved in China (i.e., imported drugs).
Therapeutic biologics follow a similar categorization, with Category 1 being new to the world. Like with small molecule drugs, Category 1 is for innovative biologics that have not been approved inside or outside of China. Biosimilars are under Category 3. Each of zanubrutinib, tislelizumab, pamiparib and lifirafenib is classified as Category 1 based on the defined registration category by the NMPA. Zanubrutinib, pamiparib and tislelizumab have been approved by the NMPA as Category 1 drugs.
Expedited Programs
Priority Evaluation and Approval Programs to Encourage Innovation
The NMPA has adopted several expedited review and approval mechanisms since 2009 and created additional expedited programs in recent years that are intended to encourage innovation. Applications for these expedited programs can be submitted after the CTA is admitted for review by the CDE. The NMPA’s Drug Registration Rules effective from July 1, 2020 (DRR) provides certain categories of drugs that may be eligible for priority status, among which, the following may be particularly relevant for us: (1) drugs that are clinically and urgently needed but insufficient in supply; (2) innovative drugs and improved new drugs for prevention and treatment of major contagious diseases and rare diseases; (3) new pediatric drugs, (4) drugs designated as breakthrough therapies, and (5) drugs that satisfy the conditional approval criteria.
If admitted to one of these expedited programs, an applicant will be entitled to more frequent and timely communication with reviewers at the CDE, expedited review and approval, and more agency resources throughout the approval process.

Amgen's sBLA for BLINCYTO® has been accepted by the CDE and granted priority status. Our sNDA for tislelizumab for MSI-H/dMMR solid tumor has been accepted by the CDE and granted priority status.
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
BRUKINSA® received conditional approval for the treatment of MCL in adult patients who have received at least one prior therapy, CLL or SLL in adult patients who have received at least one prior therapy, and for adult patients with WM who have received at least one prior therapy. Tislelizumab received conditional approval as a treatment for patients with cHL who have received at least two prior therapies and as a treatment for patients with locally advanced or metastatic UC, a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy, and for the treatment of patients with hepatocellular carcinoma (HCC) who have been previously treated with at least one systemic therapy. Pamiparib received conditional approval for the treatment of patients with germline BRCA (gBRCA) mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy. XGEVA® received conditional approval for the treatment of adults and skeletally mature adolescents with giant cell tumor of the bone (GCTB) that is unresectable or where surgical resection is likely to result in severe morbidity and for the prevention of skeletal-related events (SREs) in patients with bone metastases from solid tumors and in patients with multiple myeloma. BLINCYTO® received conditional approval for the treatment of adult patients with R/R B-cell precursor acute lymphoblastic leukemia. KYPROLIS® received conditional approval for the treatment of adult patients with R/R multiple myeloma. QARZIBA® received conditional approval for high-risk neuroblastoma.
Breakthrough Therapy Designation
Breakthrough therapy designation (BTD) is a process designed to expedite the development and review of clinical stage, innovative or improved new drugs that meet the following criteria: (1) they are intended to treat life threatening conditions or conditions that have serious negative impact on the quality of life, and (2) there are no effective treatment or preventive methods available, or there is preliminary clinical evidence indicating that they may demonstrate substantial improvement over available therapies. Applicants of drugs designated as breakthrough therapies will be entitled to direct communications with CDE at key states during the clinical trials, and may seek CDE’s opinion on study progress.
Amgen's KRASG12C inhibitor sotorasib was granted BTD in China for patients with KRAS p.G12C-mutated locally advanced or metastatic NSCLC who have received at least one prior systemic therapy. BRUKINSA® as a treatment for adult patients with CLL/SLL was granted BTD in China. ZW25 (zanidatamab) as a treatment for R/R HER2-expressing biliary tract cancer was granted BTD.
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

Clinical Trial Approval
All clinical trials conducted in China for the purpose of seeking marketing approvals must be approved by the NMPA and conducted at hospitals satisfying GCP requirements. In addition to a standalone China trial to support development, imported drug applicants may include Chinese clinical sites as part of an international multicenter trial (IMCT). Domestically manufactured drugs are not subject to foreign approval requirements, and in contrast to prior practice, the NMPA has decided to permit those drugs to conduct development via an IMCT as well.
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
New Policies on Clinical Value-Oriented R&D for Oncology Drugs
The NMPA finalized in November 2011 the Guideline on Clinical Value-Oriented Research and Development for Oncology Drugs, as part of its policies intended to encourage the research and development of innovative oncology drugs with significant clinical value, and discourage repeated research and development of “me-too” drugs with minimal or no clinical value to patients.
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
Human Genetic Resources Regulation
The Regulation on the Administration of Human Genetic Resources (HGR Regulation) became effective on July 1, 2019. The HGR Regulation applies to all human genetic resources (HGR)-related activities for R&D purposes, including sampling, biobanking, use of HGR materials and associated data in China, and the provision or sharing of such materials or data with foreign parties.
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
Trial Exemptions and Acceptance of Foreign Data
The NMPA may be flexible on the requirements of trials and data generated in China, depending on the drug and the existing data. The NMPA has granted waivers for all or part of trials, and has stated that it will accept data generated abroad (even if not part of a global study), including early phase data, that meets its requirements. In 2018, the NMPA issued the Technical Guidance Principles on Accepting Foreign Drug Clinical Trial Data (the “Guidance Principles”), as one of the implementing rules for the Opinions on Deepening the Reform of the Evaluation and Approval Systems and Encouraging Innovation on Drugs and Medical Devices (the “Innovation Opinion”). According to the Guidance Principles, data from foreign clinical trials must meet authenticity, completeness and accuracy requirements and such data must be obtained in compliance with the relevant requirements under the GCP of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (the ICH). Sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
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
Similarly, to conduct sales, importation, shipping and storage, a company must obtain a Drug Distribution License (DDL) from the local drug regulatory authority, subject to renewal every five years. As with GMPs, companies are required to be in compliance with GSP. One exception is that the rDAL and relevant implementation rules allow the MAH to conduct wholesales of its drugs directly without holding a separate DDL for wholesale, however, a retail DDL would still be required if the MHA intends to conduct direct retail to patients.
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
Prescription drug advertisements are subject to strict content restrictions, which prohibit recommendations by doctors and hospitals and guarantees of effectiveness. Advertising that includes content that is outside of the drug’s approval documentation (off-label content) is prohibited. False advertising can result in civil suits from end users and administrative liability, including fines. In addition to advertisements, non-promotional websites that convey information about a drug must go through a separate approval process by a local drug regulatory authority.
Regulatory Intellectual Property Protections
The amendments to the PRC Patent Law (the “Amended PRC Patent Law”) became effective on June 1, 2021. The Amended PRC Patent Law contains both patent term extension and a mechanism for early resolution of patent disputes, which may be comparable to patent linkage in the United States. However, the provisions for patent term extension are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about its scope and implementation.
Non-Patent Exclusivities
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
Patent-Related Protections
Patent Linkage
The Amended PRC Patent Law provides a cause of action to allow a patent holder to initiate a declarative action during the regulatory review process of a drug to determine whether the drug falls within the patent scope, which may be comparable to the patent linkage system in the United States. The system requires that the NMPA continue to review the potentially infringing follow-on application during any lawsuit by the innovator. However, the NMPA may not approve the follow-on application pending resolution of the patent litigation in favor of the follow-on application or for a specified period of time, whichever is shorter.
Patent Term Extension
The Amended PRC Patent Law provides patent term extension, similar to the United States, for the patent term lost during the regulatory review process of a new drug upon the patent holder’s request. The extended term shall not exceed five years, and the total patent term after market entry of the new drug shall not exceed 14 years. However, the provisions for patent term extension are unclear and/or remain subject to the approval of implementing regulations that are still in draft form, leading to uncertainty about the scope of implementation.
Reimbursement and Pricing
China’s national medical insurance program currently consists of two fundamental sub-programs: (1) the basic medical insurance program for urban employees, under which urban employers are required to enroll their employees in the program and the insurance premium is jointly contributed by the employers and employees; and (2) the basic medical insurance program for urban and rural residents, which allows urban and rural residents who do not have employers to voluntarily participate in the basic medical insurance program and the insurance premium is jointly contributed by the participants and the government. Participants of the national medical insurance program and their employers, if any, are required to contribute to the payment of insurance premiums on a monthly basis. Program participants are eligible for full or partial reimbursement of the cost of medicines included in the National Reimbursement Drug List (the NRDL). A pharmaceutical product listed in the NRDL must be clinically needed, safe, effective, reasonably priced, easy to use, and available in sufficient quantity.
Factors that affect the inclusion of a pharmaceutical product in the NRDL include whether the product is used in large volumes and commonly prescribed for clinical use in the PRC and whether it is considered to be important in meeting the basic healthcare needs of the general public. Since 2016, special consideration has been given to, among others, innovative drugs with high clinical value and drugs for serious diseases. In addition, the government has also been negotiating with manufacturers of expensive drugs with high clinical demands and proven effectiveness for price cuts in exchange for inclusion into the NRDL. The version of the NRDL released in 2021 covers approximately 2,800 drugs in total, including 221 drugs for which the prices were determined through negotiations between the drug companies and government. China has been pursuing a policy of expediting the addition of innovative oncology drugs to this list. REVLIMID® has been included in the NRDL since 2017. VIDAZA® has been included in the NRDL since 2018. BRUKINSA®(zanubrutinib), tislelizumab, and XGEVA® (120-mg denosumab) have been included in the NRDL in March 2021. PARP inhibitor pamiparib has been included in the NRDL in 2021, which became effective as of January 1, 2022.

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
PRC Regulation of Foreign Investment
The Foreign Investment Law of the PRC (the “Foreign Investment Law”) and its implementing rules (the “Implementing Rules”) took effect in 2020 and replaced previous laws and regulations governing foreign investment in China. The Foreign Investment Law and Implementing Rules establish a basic framework for access to, and the promotion and administration of foreign investments in China. They reflected China’s legislative efforts to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and to unify legal requirements for both foreign and domestic investments. The Implementing Rules further clarified that China would encourage and promote foreign investment, protect the lawful rights and interests of foreign investors, and continue to improve the foreign investment environment in China.

The Foreign Investment Law establishes a pre-entry national treatment and negative list system for the administration of foreign investments. “Pre-entry national treatment” means that the treatment afforded to foreign investors at the market access stage shall be no less favorable than that afforded to domestic investors. “Negative list” refers to the special administrative measures for foreign investors' access to specific fields or industries. Foreign investments outside of the negative list will be granted national treatment. Foreign investors shall not invest in the prohibited fields as specified in the negative list, and foreign investors who invest in the restricted fields shall comply with certain special requirements including the shareholding percentage and citizenship of senior executives. The current industry entry clearance requirements governing foreign investment activities in the PRC are set out in two categories, namely the Special Entry Management Measures for the Access of Foreign Investment (Negative List) (2021 version), and the Encouraged Industry Catalogue for Foreign Investment (2020 version) (the “2020 Encouraged Industry Catalogue”). Industries not listed in these two categories are generally deemed “permitted” for foreign investments unless specifically restricted by other applicable PRC laws or regulations. Pursuant to the 2020 Encouraged Industry Catalogue, the research, development and manufacture of innovative oncology drugs and certain other types of pharmaceutical products belongs to the encouraged industries for foreign investment.
Regulations Relating to Product Liability
Under a law which took effect in 2021, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability for such damage or injury. Additionally, China's Product Quality Law, first adopted in 1993 and amended in 2018, governs the supervision and administration of product quality, aiming to protect the rights end-users and consumers. According to the Product Quality Law, manufacturers is liable for the quality of products produced by them, and sellers are required take measures to ensure the quality of the products sold by them. A manufacturer is liable for compensating for any bodily injury or property damage resulting from product defects unless the manufacturer is able to prove that: (1) the product was not distributed; (2) the defects causing injury or damage did not exist at the time that the product was distributed; or (3) science and technology at the time that the product was distributed was at a level incapable of detecting the defects. A seller is liable for compensating for any bodily injury or property damage of others caused by the defects in the product if such defects are attributable to the seller. A seller is required to pay compensation if it fails to indicate either the manufacturer or the supplier of the defective product. A person who is injured or whose property is damaged by the defects in the product may claim compensation from the manufacturer or the seller.
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
Regulations Relating to Foreign Exchange
The Foreign Exchange Administration Regulations are the principal regulations governing foreign currency exchange in China. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (SAFE) by complying with certain procedural requirements. In contrast, approval from or registration with appropriate government authorities or designated banks is required when RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans.
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
In 2019, SAFE issued the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment (Circular 28). Circular 28 allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, provided that such investments do not violate the effective Special Entry Management Measures for Foreign Investment (Negative List) and the target investment projects are genuine and in compliance with laws. The interpretation and implementation of Circular 28 in practice are subject to substantial uncertainty.
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
In order to support our employees during the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included initiating a number of mental-health programs and offering supplemental resources that are available to all of our employees, having our employees work from home and implementing additional safety measures for employees continuing critical work at our offices or in the field, as well as encouraging employees to adhere to preventative measures recommended by the World Health Organization, U.S. Centers for Disease Control and Prevention, and similar public health authorities.
Our worldwide teams are united by a common mission. We are committed to encouraging a culture of open communication where employees can ask questions, raise concerns and contribute creative solutions. Our management team routinely makes themselves available to all employees, including in regular town hall events that encourage open dialogue. Fostering a culture of accountability and compliance is also central to our human resource management. All of our employees complete trainings on applicable corporate policies including our global Code of Conduct; Harassment, Discrimination, and Retaliation Policy; Conflicts of Interest Policy; Insider Trading Policy; and Anti-Corruption Policy.
We strive to provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to base salaries, these programs include potential annual discretionary bonuses, equity awards, a 401(k) plan in the United States and pension plans in other jurisdictions, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel. In addition to compensation and benefits, we provide our employees opportunities for growth through challenging job assignments, performance management and training opportunities. We seek to remain competitive in our compensation and benefits by routinely benchmarking against industry peers.
As part of our mission to create the innovative medicines to serve the patients, we continue to advance our environmental, social and governance (ESG) efforts, including enhancing the diversity and inclusiveness of our workplace. We believe that diversity of backgrounds and ideas inspires creativity and helps us create the innovative medicines patients need. We appreciate one another’s differences and strengths, and are proud to be an equal opportunity employer. BeiGene does not discriminate on the basis of race, religion, color, sex, gender identity, sexual orientation, age, non-disqualifying physical or mental disability, national origin, veteran status or any other basis covered by applicable law. All employment is decided on the basis of qualifications, merit, and business need. Further, we have policies in place that prohibit harassment of all kinds. We maintain an inclusive culture where all voices are welcomed, heard, and respected.
As of January 31, 2022, we had approximately 8,200 full-time employees worldwide, with approximately 1,200 employees in the United States and approximately 7,000 employees outside of the United States. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries. We have never experienced any employment-related work stoppages, we also track voluntary and involuntary turnover rates and we consider our relations with our employees to be good.
Environmental, Social and Governance (ESG) Strategy
BeiGene’s mission is to expand access to high-quality, affordable medicines to billions more people globally. We are driven to deliver affordable medicines to all and create a more equitable and sustainable world for our patients, employees, and our communities. In 2021, we formalized our ESG function, led by a new Senior Director, Global Reputation and ESG Lead who has led the development of a new global ESG strategy and framework which will be announced in our 2021 ESG Report, published in late April 2022. We expect to use this new framework to guide the development of goals and targets for our most material issues, and it will center around five key focus areas that are designed to speak to the needs of our diverse stakeholders. Within each focus area, we have identified two strategic priorities against which we will set concrete targets and report our progress.
While we are at the start of our ESG journey, we are proud of the progress we have made to date. We have conducted our first global greenhouse gas inventory for scopes 1 and 2 emissions and plan to announce new measures to understand and further mitigate our climate impacts in 2022. We have implemented a new Supplier Code of Conduct which outlines our expectations related to good governance, labor practices, environment, health and safety (EHS), and transparency. In 2021, we refined our company values to four that encapsulate what it means to be a part of BeiGene. These values are: Patients First; Collaborative Spirit; Bold Ingenuity; and Driving Excellence.
We believe that our people are critical to our success and, as a global company, we know that sharing diverse ideas and perspectives spurs greater innovation and enhances our ability to deliver results. Our culture celebrates and encourages the voices of all our employees and promotes a respectful, collaborative environment. In 2020, we formed the Inclusion, Diversity, Equity, and Awareness (IDEA) Council to provide a forum for U.S. employees to explore issues of diversity, equity, inclusion, and belonging. In 2021, we hired a Vice President to lead diversity, equity, and inclusion (DEI) and will expand the IDEA Council to have representation beyond the U.S.
In addition to directly supporting patients through the delivery of cutting-edge therapies, we strive to support our communities through research, education, and sponsorships. We support patient advocacy organizations, charitable foundations, and hospitals through cash and in-kind donations.
More details about our ESG strategy, goals and progress to date will be available in our 2021 ESG Report, which will be developed with reference to the Global Reporting Initiative Standards and published in late April 2022. Our previous ESG Reports can be found online at: https://hkexir.beigene.com/governance/esg-report/.

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
Available Information
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC, in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act. Additionally, we make available on our website our securities filings with the HKEx and the Shanghai Stock Exchange (SSE). We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC, the HKEx, and the SSE. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

Item 1A. Risk Factors
This section includes the most significant factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report, including our financial statements and the related notes and “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs, ordinary shares, or RMB Shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our ADSs, ordinary shares, and RMB Shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
We first became a commercial-stage company in 2017, when we entered into a license and supply agreement with Celgene Logistics Sàrl, now a Bristol Myers Squibb company (BMS), to commercialize BMS’s approved cancer therapies,

REVLIMID®, VIDAZA® and ABRAXANE® in the People's Republic of China (PRC or China), excluding Hong Kong, Macau and Taiwan, and acquired BMS’s commercial operations in China, excluding certain functions.
In October 2019, we entered into a strategic collaboration with Amgen for its commercial-stage oncology products XGEVA®, BLINCYTO®, KYPROLIS®, and a portfolio of clinical- and late-preclinical-stage oncology pipeline products, which became effective on January 2, 2020. XGEVA®, BLINCYTO® and KYPROLIS® were first approved in China in May 2019, December 2020 and July 2021, respectively.
We received the first new drug approval for one of our internally developed medicines in November 2019, for our BTK inhibitor BRUKINSA® (zanubrutinib), in the United States for the treatment of certain patients with mantle cell lymphoma (MCL). We have also received approvals for BRUKINSA® in China for the treatment of certain patients with MCL, chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) in June 2020, and in the European Union for the treatment of certain patients with WM in November 2021. We have subsequently received approvals in these markets for additional indications. Additionally, we have received approvals for BRUKINSA® in Canada, Australia, the U.K., Switzerland and other markets for certain indications.
For tislelizumab, we first received approval in China in December 2019 for the treatment of certain patients with classical Hodgkin's Lymphoma (cHL) and have received approvals in China for several more indications since. For pamiparib, we received approval in China for the treatment of certain patients with ovarian, fallopian tube, or primary peritoneal cancer in May 2021.
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
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the drug candidate is safe and effective, or the biologic drug candidate is safe, pure, and potent, for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In addition to preclinical and clinical data, the new drug application (NDA) or biologics license application (BLA) must include comprehensive information regarding the chemistry, manufacturing and controls (CMC) for the drug candidate. Obtaining approval of an NDA or BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA or BLA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that a submission will be accepted for filing and review by the FDA.
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
Regulatory authorities outside of the United States, such as the China National Medical Products Administration (NMPA) and European Medicines Agency (EMA), also have requirements for approval of medicines for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approvals outside of the United States could require additional nonclinical studies or clinical trials, which could be costly and time consuming. The regulatory approval process outside of the United States may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain regulatory approvals on a timely basis, if at all.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our medicines. Our competitors also may obtain approval from the FDA, NMPA, EMA or other comparable regulatory authorities for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and or slow our regulatory approval.
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
Manufacturers of our medicines must comply with good manufacturing practice (GMP) requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved medicines may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our medicines, which would seriously harm our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Legal Proceedings”.

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
In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost- effectiveness data for the use of our medicines on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare and Medicaid Services (the CMS). They decide whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.
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
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (ASP) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs.
In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the NRDL), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. There can be no assurance that our medicines and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the

NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA®, tislelizumab, pamiparib and XGEVA® have been included in the NRDL, While the demand for these medicines has generally increased after inclusion in the NDRL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations. We prepare for the NRDL negotiations in China for our eligible medicines/indications annually. If any of these medicines/indications are not included in the NRDL, the revenues for such medicines could be limited, which could have a material adverse effect on our business, financial condition and results of operations. Even if such medicines are included in the NRDL, they may be included at prices that are significantly lower than our current prices, reducing our margins, which could have a material adverse effect on our business, financial condition and results of operations.
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
Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (FCA), and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business.
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
In addition, the approval, commercialization, and other activities for our medicines and drug candidates outside the United States subjects us to non-U.S. equivalents of the healthcare laws such as those mentioned above, among other non-U.S. laws. As with the state equivalents mentioned above, some of these non-U.S. laws may be broader in scope. Data privacy and security laws and regulations in non-U.S. jurisdictions may also be more stringent than those in the United States, such as the General Data Protection Regulation (GDPR), the Data Security Law of the PRC, and the Personal Information Protection Law of the PRC.
If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may adversely affect our business.
We have operations in the United States, China, Europe, and other markets and plan to expand in these and new markets on our own or with collaborators, which exposes us to risks of conducting business in international markets.
We are currently developing and commercializing or plan to commercialize our medicines in international markets, including China, Europe and other markets outside of the United States, either on our own or with third party collaborators or distributors. Our international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:
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
•receipt of regulatory approvals;
•the performance by contract research organizations (CROs) or other third parties we may retain of their duties to us in a manner that complies with our protocols and applicable laws and that protects the integrity of the resulting data;
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
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards (IRBs), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; our inability to reach agreements on acceptable terms with CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly; manufacturing issues, including problems with manufacturing, supply quality, compliance with GMP, or obtaining sufficient quantities of a drug candidate for use in a clinical trial or for commercialization; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or not rely on the results of clinical research for various reasons, including noncompliance with regulatory requirements; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our medicines and drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates or commercialization of our medicines may be insufficient or inadequate.
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
All jurisdictions in which we conduct or intend to conduct our pharmaceutical-industry activities regulate these activities in great depth and detail. We are currently focusing our activities in the major markets of the United States, China, Europe, and other select countries. These geopolitical areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes-some minor, some significant-that make for a more complex and costly regulatory compliance burden for a company like ours that plans to operate in each of these regions. Additionally, the NMPA’s reform of the medicine and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our medicines and drug candidates in a timely manner.
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020,the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Legal Proceedings”. Additionally, although we have obtained regulatory approvals of our medicines, regulatory authorities could suspend or withdraw these approvals. In order to market approved products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. In any event, the receipt of regulatory approval does not assure the success of our commercialization efforts for our medicines.

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
•a delay in or the inability of health authorities to complete regulatory inspections of our development activities, regulatory filings or manufacturing operations, whether as a result of the COVID-19 pandemic or other reasons, or our failure to satisfactorily complete such inspections;
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
Our development activities, regulatory filings and manufacturing operations also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or governments and regulatory authorities in other jurisdictions. As of May 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. In July 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily suspended. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021, announced plans to continue progress toward resuming standard operation levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In July 2021, the FDA issued a Q&A to further illustrate the actions that it may take when it cannot inspect a facility due to factors including travel restrictions. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA or other health authorities are delayed or unable to complete required regulatory inspections of our development activities, regulatory filings or manufacturing operations, or we do not satisfactorily complete such inspections, our business could be materially harmed.
We are currently conducting and may in the future conduct clinical trials for our drug candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We are currently conducting and may in the future conduct clinical trials for our drug candidates outside the U.S., including in China. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with GCP requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in drug candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Legal Proceedings”.
The regulatory approvals for our medicines and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the medicine’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the medicine or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a REMS program or comparable program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID®. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and good clinical practice (GCP) for any clinical trials that we conduct post-approval.
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
Although China adopted changes to its patent law to include patent term extension and an early resolution mechanism for pharmaceutical patent disputes starting in June 2021, key provisions of the law remain unclear and/or subject to implementing regulations. The absence of effective regulatory exclusivity for pharmaceutical products in China could further increase the risk of early generic or biosimilar competition with our medicines in China.
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
We and the third-party manufacturers of our medicines and drug candidates are subject to applicable GMPs prescribed by the FDA and other rules and regulations prescribed by the NMPA, EMA and other regulatory authorities. To obtain FDA, NMPA and EMA approval for our drug candidates in the United States, China and Europe, we need to undergo strict pre-approval inspections of our or our third-party manufacturing facilities located in China and elsewhere. Historically, some manufacturing facilities in China have had difficulty meeting the FDA’s, NMPA's or EMA's standards. When inspecting our or our contractors' manufacturing facilities, the FDA, NMPA or EMA might cite GMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and consume significant periods of time. Moreover, if the FDA, NMPA or EMA notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency has been remediated to its satisfaction. The FDA, NMPA or EMA may note further deficiencies as a result of its reinspection, either related to the previously identified deficiency or otherwise. If we or the manufacturers of our drug candidates cannot satisfy the FDA, NMPA and EMA as to compliance with GMP on a timely basis, marketing approval for our drug candidates could be seriously delayed, which in turn would delay commercialization of our drug candidates, or we may not be able to commercialize our medicines or drug candidates.
Undesirable adverse events caused by our medicines and drug candidates could interrupt, delay or halt clinical trials, delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.
Undesirable adverse events (AEs) caused by our medicines and drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval, or could result in limitations or withdrawal following approvals. If the conduct or results of our trials or patient experience following approval reveal a high and unacceptable severity or prevalence of AEs, our trials could be suspended or terminated and regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates or require us to cease commercialization following approval.
As is typical in the development of pharmaceutical products, drug-related AEs and serious AEs (SAEs) have been reported in our clinical trials. Some of these events have led to patient deaths. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such disclosure speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events (IRAEs) have been associated with treatment with checkpoint inhibitors such as tislelizumab, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.
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
•we may be required to implement a Risk Evaluation Mitigation Strategy (REMS) for the drug, as is the case with REVLIMID®, or, if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a regulatory authority;
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
For example, in the United States, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act (the ACA), and there could be additional challenges and amendments to the ACA in the future, which could have a material adverse impact on our business, results of operations and financial condition.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may not become profitable.
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from an up-front license fee from collaboration agreements. As of December 31, 2021, we had an accumulated deficit of $5.0 billion. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
We have limited experience in completing large-scale, pivotal or registrational clinical trials and obtaining, maintaining or expanding regulatory approvals for our medicines and drug candidates. Additionally, we have limited experience in manufacturing, sales, marketing or distribution of pharmaceutical products. We became a commercial-stage company in 2017, with the in-license of medicines in China from BMS, and received the first approvals for our internally developed drug candidates in late 2019 in the United States, in 2020 in China, and in 2021 in Europe. Our limited experience operating as a commercial-stage company may make it difficult to evaluate our current business and reliably predict our future performance. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we do not address these risks and difficulties successfully, our business will suffer.
We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development of our drug candidates or achieve profitability.
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.3 billion, $1.3 billion and $750.3 million of net cash during the years ended December 31, 2021, 2020 and 2019, respectively. We recorded negative net cash flows from operating activities in 2021, 2020 and 2019 primarily due to our net losses of $1.4 billion, $1.6 billion and $950.6 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $4.4 billion, restricted cash of $7.2 million and short-term investments of $2.2 billion at December 31, 2021, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of December 31, 2021, our short-term investments consisted of U.S. Treasury securities.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States, PRC and other countries. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the USPTO) or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings or similar proceedings in foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our medicines or drug candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize medicines or drug candidates without infringing, misappropriating or otherwise violating third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge the priority of our invention or other features of patentability of our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology, medicines, and drug candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our medicines or drug candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
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
We are aware of patents in the U.S. and some other jurisdictions with claims covering certain antibodies that are relevant to tislelizumab for which patents are expected to expire in 2023 or 2024; complexes of irreversible BTK inhibitors that are relevant to BRUKINSA® for which the patent is expected to expire in 2027; the use of PARP inhibitors to treat certain cancers that are relevant to pamiparib for which patents are expected to expire between 2027 and 2031; and the use of TIGIT antagonist in combination with PD-1 binding antagonist to treat cancers that are relevant to the use of ociperlimab in combination with tislelizumab for which patents are expected to expire in 2034. Although we believe that the relevant claims of these patents would likely be held invalid, we can provide no assurance that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims of one or more of these patents were to be upheld upon a validity challenge, and our related medicine was approved for sale in the United States before the expiration of the relevant patents, we would need a license to commercialize the medicine in the United States before the expiration of the relevant patents. In addition, depending upon the circumstances, we may need licenses for jurisdictions outside of the United States where we wish to commercialize a particular medicine before the expiration of corresponding patents covering that medicine. In such cases, we can provide no assurance that we would be able to obtain a license or licenses on commercially reasonable terms or at all, which could materially and adversely affect our business.
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
Depending upon the timing, duration and specifics of FDA marketing approval of our medicines and drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman law. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, although the Amended PRC Patent Law, effective on June 1, 2021, includes patent term extension, the patent term extension provision of the law is unclear and/or remains subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about its scope and implementation. As a result, the patents we have in the PRC are not yet eligible to be extended for patent term lost during clinical trials and the regulatory review process. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
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
We rely on third-party distributors to distribute our approved medicines. For example, we rely on sole third-party distributors to distribute some of our in-licensed approved medicines in China and multiple third-party distributors for the distribution of our internally developed medicines. We also expect to rely on third-party distributors to distribute our other internally developed and in-licensed medicines, if approved. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our medicines. However, we have relatively limited control over our distributors, who may fail to distribute our medicines in the manner we contemplate. For example, while we have long-standing business relationship with our sole distributor for the in-licensed products from BMS, the agreement we entered into with our sole distributor can be terminated by either party upon six months’ written notice. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our medicines to hospitals, medical institutions and sub-distributors, they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our medicines is interrupted, our sales volumes and business prospects could be adversely affected.
We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
We currently have manufacturing facilities that are used for clinical-scale and commercial-scale manufacturing and processing, we plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, and we are also constructing a new small molecule manufacturing campus in Suzhou, China. However, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (Boehringer Ingelheim) and entered into a commercial supply agreement for BRUKINSA® with Catalent Pharma Solutions, LLC (Catalent). In addition, we generally rely on our collaboration partners and their third-party manufacturers for supply of in-licensed medicines in China. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.

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
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Legal Proceedings”.
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
Before a third party can begin commercial manufacture of our medicines, they are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products, any potential third-party manufacturer may be unable to initially pass regulatory inspections in a timely or cost-effective manner in order for us to obtain regulatory approval. If contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our or our collaborators' contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we or our collaborators' contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Legal Proceedings”.
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
In August 2017, we acquired Celgene's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, REVLIMID®, VIDAZA® and ABRAXANE®. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Legal Proceedings”.
In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA®, BLINCYTO® and KYPROLIS® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG (Novartis), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in North America, Japan, the EU, and six other European countries. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan.
Our strategic collaborations with Amgen, Novartis and BMS involve numerous risks. We cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaborations. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the license agreement in 2017, was terminated in June 2019 in advance of the acquisition of Celgene by BMS, and we received a termination notice in October 2021 to terminate our license agreement for ABRAXANE® in China.
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
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China, and the global development and commercialization in China of a portfolio of Amgen's clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. Additionally, Amgen has advised us that its applications to the Human Genetic Resources Administration of China (HGRAC) to obtain approval to conduct clinical studies in China for the pipeline assets, including its application for LUMAKRAS® (sotorasib), a first-in-class KRAS G12C inhibitor, are currently delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. We do not expect this to affect the conduct of the clinical trials in China for our drug candidates, other than assets that are part of the collaboration. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
At the beginning of 2021, we had approximately 5,100 employees, and we ended the year with approximately 8,000 employees, an increase of 57%. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
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
We currently have manufacturing facilities in Beijing, Guangzhou, and Suzhou, China and plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, United States. We are also constructing a new small molecule manufacturing campus in Suzhou, China. These facilities may encounter unanticipated delays and expenses due to a number of factors, including regulatory requirements. If construction or expansion, regulatory evaluation and/or approval of our facilities are delayed, we may not be able to manufacture sufficient quantities of our medicines and drug candidates, which would limit our development and commercialization activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources. For example, we may not be able to complete the construction and validation of and obtain regulatory approval for the new manufacturing and clinical R&D center in New Jersey, the new manufacturing campus in Suzhou and manufacturing facility expansion in Guangzhou in a timely or economic manner.
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
As a public company listed in the United States, Hong Kong and Shanghai, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the listing rules of the Nasdaq Stock Market (Nasdaq), The Stock Exchange of Hong Kong Limited (the HKEx) and the STAR Market of the Shanghai Stock Exchange (the SSE), and incur significant legal, accounting and other expenses to comply with applicable requirements. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
For example, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our shares could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC, HKEx, China Securities Regulatory Commission (the CSRC), SSE or other applicable regulatory authorities, and our business could be harmed.
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
PRC regulations and rules concerning mergers and acquisitions, including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the "M&A Rules"), and other regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC (the MOFCOM) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, according to the Anti-Monopoly Law of the PRC and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings (the "Prior Notification Rules") issued by the State Council, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the State Administration of Market Regulation (the SAMR) when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In addition, the Measures for Security Review of Foreign Investment jointly issued by the National Development and Reform Commission and MOFCOM and the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the "Security Review Rules") issued by the MOFCOM specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.
We may also be subject to similar review and regulations in other jurisdictions, such as the laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (the CFIUS) and other agencies, including the Foreign Investment Risk Review Modernization Act (the FIRRMA), which became effective in February 2020.
Furthermore, according to the Draft Overseas Listing Regulations, if a Chinese overseas listed company issues overseas listed securities to acquire assets, such issuance would be subject to certain filing requirements with the CSRC.
In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval or filing processes, including obtaining approval from or filing with CFIUS, the SAMR, the MOFCOM, the CSRC or other agencies may delay or inhibit our ability to complete such transactions. It is unclear whether those complementary businesses we may acquire in the future would be deemed to be in an industry that raises “national defense and security” or “national security” concerns.
However, CFIUS, SAMR, MOFCOM, CSRC or other government agencies may publish explanations in the future determining that certain of the complementary business is in an industry subject to the security review, in which case our future acquisitions in the United States and the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.
If we fail to comply with the U.S. Foreign Corrupt Practices Act or other anti-bribery and corruption laws, our reputation may be harmed and we could be subject to penalties and significant expenses that have a material adverse effect on our business, financial condition and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act (the FCPA). The FCPA generally prohibits us from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We are also subject to the anti-bribery and corruption laws of other jurisdictions, particularly China. The anti-bribery laws in China generally prohibit companies and their intermediaries from making payments to government officials for the purpose of obtaining or retaining business or securing any other improper advantage. As our business has expanded, the applicability of the FCPA and other anti-bribery and corruption laws to our operations has increased.
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
If we or our CROs or contract manufacturing organizations (CMOs) fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information and other regulated data worldwide is complex and is rapidly evolving.
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
Regulatory authorities in Europe have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the General Data Protection Regulation (EU) 2016/679 (GDPR), which became effective in 2018, imposes a broad range of strict requirements on companies subject to the GDPR. Because the GDPR specifically gives member states flexibility with respect to certain matters, national laws may partially deviate from the GDPR and impose different obligations from country to country, leading to additional complexity and uncertainty. Despite our best efforts to comply, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including deviations implemented by individual countries.
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (EC) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
China has implemented rules and is considering a number of additional proposals concerning data protection. The Cyber Security Law of the PRC, which became effective in 2017, created China’s first national-level data protection for “network operators,” which may include all organizations in China that provide services over the internet or another information network. Numerous related laws, regulations, guidelines and other measures are expected to be adopted, certain of which may, upon enactment, require security review before transferring human health-related data out of China. Additionally, the Measures for the Management of Scientific Data provides a broad definition of scientific data and relevant rules for the management of scientific data in China and requires that enterprises in China must seek regulatory approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. The Data Security Law of the PRC became effective on September 1, 2021. One of this law’s primary goals is to ensure data security by establishing an overarching regulatory regime over data processors who process “important data” in China and subjecting such processors to a number of regulatory obligations, e.g., data localization. Given its broad scope and impact it may have if enforced as is, it is expected that the State Council and relevant Chinese regulators will enact implementing rules to further clarify the scope and application of such requirement. In addition, the Personal Information Protection Law (PIPL) of the PRC became effective on November 1, 2021. The PIPL requires, among others, that (i) the processing of personal information should have a clear and reasonable purpose which should be directly related to the processing purpose, in a method that has the least impact on personal rights and interests, and (ii) the collection of personal information should be limited to the minimum scope necessary to achieve the processing purpose to avoid the excessive collection of personal information. The PIPL also requires entities handling personal information to bear responsibilities for their personal information handling activities, and adopt necessary measures to safeguard the security of the personal information they handle. Otherwise, such entities could be ordered to correct, or suspend or terminate the provision of services, and face confiscation of illegal income, fines or other penalties. The PIPL further specifies the conditions for providing personal information to overseas recipients, including conducting security assessment and personal information protection certification as well as entering into contractual arrangements with overseas information recipients.
In addition, on November 14, 2021, the Cyberspace Administration of China promulgated the Draft Cyber Data Security Regulations, for public comments, pursuant to which, data processors processing important data or listed overseas shall conduct an annual data security self-assessment or entrust a data security service institution to do so, and submit the data security assessment report of the previous year to the local branch of the Cyberspace Administration of China before January 31 each year. Since there is no definite timetable as to when draft will be enacted, substantial uncertainties exist with respect to whether such annual data security self-assessment and reporting requirement would apply to us.
Furthermore, the PRC regulatory authorities have also enhanced the supervision and regulation on cross-border data transmission. For example, on October 29, 2021, the Measures for the Security Assessment of Cross-border Data Transmission (Draft for Comment) were proposed by the Cybersecurity Administration of China for public comments, which require that any data processor providing important data collected and generated during operations within the PRC or personal information that should be subject to security assessment according to law to an overseas recipient shall conduct security assessment. These measures have not been formally adopted, and substantial uncertainties still exist with respect to the enactment timetable, final content, interpretation and implementation of these measures and how they will affect our business operation.
We expect that these data protection and transfer laws and regulations will continue to receive greater attention and focus from regulators going forward, and we will continue to face uncertainty as to whether our efforts to comply with evolving obligations under data protection, privacy and security laws will be sufficient. Any failure or perceived failure by us to comply with applicable laws and regulations could result in reputational damage or proceedings or actions against us by governmental entities, individuals or others. These proceedings or actions could subject us to significant administrative, civil or criminal penalties and negative publicity, result in the delayed or halted transfer or confiscation of certain personal information or scientific data (such as the results of our preclinical studies or clinical trials conducted within China), or other regulated data, result in the suspension of research and development of drug candidates, ongoing clinical trials or ban on initiation of new trials, require us to change our business practices, increase our costs, or materially harm our business, prospects, financial condition and results of operations. In addition, our current and future relationships with customers, vendors, pharmaceutical partners and other third parties could be negatively affected by any proceedings or actions against us or current or future data protection obligations imposed on them under applicable law. In addition, a data breach affecting personal information or other regulated data, including health information, or a failure to comply with applicable requirements could result in significant management resources, legal and financial exposure and reputational damage that could potentially have a material adverse effect on our business, results of operations, and financial condition.
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
Our operations and those of our third-party contractors and collaborators could be subject to natural or man-made disasters, public health epidemics or other business interruptions, for which we are predominantly self-insured. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. The occurrence of any of these business interruptions could seriously harm our operations and financial condition and increase our costs and expenses. We partially rely on third-party manufacturers to produce and process our medicines and drug candidates. Our ability to obtain supplies of our medicines and drug candidates could be disrupted if the operations of these suppliers are affected by man-made or natural disasters, public health epidemics or other business interruptions. Damage or extended periods of interruption to our or our vendors' corporate, development, research or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry, public health epidemics or other events could cause us to delay or cease development or commercialization of some or all of our medicines and drug candidates. Although we maintain insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. For example, the COVID-19 pandemic has impacted and could continue to negatively impact our business and our financial performance, including causing a delay in or the inability of health authorities to complete regulatory inspections of our development activities, regulatory filings or manufacturing operations. Our clinical development and commercial efforts could be delayed or otherwise negatively impacted, as patients may be reluctant to go to the hospitals to receive treatment, or our regulatory inspections or regulatory filings and approvals could be delayed. We have already experienced delays in clinical trial recruitment. Additionally, the commercial or clinical supply of our medicines and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.

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
In December 2019, the COVID-19 pandemic began to impact the population in China and since January 2020, the COVID-19 pandemic has spread around the world. The continued spread of COVID-19, despite progress in vaccination efforts, has negatively impacted our business and results of operations, including commercial sales, regulatory interactions, inspections, and filings, and clinical trial recruitment, participation and data read outs. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely. We have suspended or limited non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism or employee turnover, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our business, results of operations, and financial condition.
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
Environmental regulation of our business, as a response to climate change, could adversely impact us by increasing our compliance costs and could have a material adverse effect on our results and financial condition.
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
Our financial and operating performance may be adversely affected by adverse weather conditions, natural disasters and other catastrophes.
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
Climate change manifesting as physical or transition risks could have a material adverse impact on our business operations, clients and customers.
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
We face an inherent risk of product liability as a result of the commercialization of our medicines in the United States, China, Europe and other markets, and for the clinical testing and any future commercialization of our drug candidates globally. For example, we may be sued if our medicines or drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under applicable consumer protection acts. If we cannot successfully defend ourselves against or obtain indemnification from our collaborators for product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: decreased demand for our medicines; injury to our reputation; withdrawal of clinical trial participants and inability to continue clinical trials; initiation of investigations by regulators; costs to defend the related litigation; a diversion of our management’s time and resources; substantial monetary awards to trial participants or patients; product recalls, withdrawals or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any medicine or drug candidate; and a decline in our share price.
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
Our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the United States; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. In addition, in 2017 the United Kingdom Financial Conduct Authority (FCA), which regulates the London Interbank Offered Rate (LIBOR), announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. On November 30, 2020, the FCA announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. While various replacement reference rates have been proposed, an alternative reference rate to LIBOR has not yet been widely adopted. As such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
Future operating results could be negatively affected by changes in tax rates, the adoption of new tax legislation in the jurisdictions in which we operate, or exposure to additional tax liabilities.
The nature of our international operations subjects us to local, state, regional and national tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Additionally, tax rules governing cross-border activities are continually subject to modification intended to address concerns over base erosion and profit shifting (BEPS) and other perceived international tax avoidance techniques as a result of both coordinated actions by governments, such as the OECD/G20 Inclusive Framework on BEPS, and unilateral measures designed by individual countries. For example, the Cayman Islands has enacted the International Tax Co-operation (Economic Substance) Law (2020 Revision) (the “Economic Substance Law”), which originally took effect on January 1, 2019, and which is accompanied by Guidance on Economic Substance for Geographically Mobile Activities (Version 2.0; April 30, 2019) published by the Cayman Islands Tax Information Authority. The Economic Substance Law embraces a global initiative to combat BEPS and demonstrates the continued commitment of the Cayman Islands to international best practice. The Economic Substance Law provides that relevant entities that existed before January 1, 2019 and that had been conducting relevant activities by that date must comply with the economic substance requirements from July 1, 2019, and relevant entities that are established from January 1, 2019 onwards must comply with the requirements from the date they commence the relevant activity. Although we believe that we currently are not obliged to meet the economic substance requirements under the Economic Substance Law, we cannot predict any changes to the legislation or its interpretation in the future. If we are obliged to meet certain economic substance requirements in the future, our business and results of operations could be negatively impacted if we are required to make changes to our business in order to gain compliance or if we fail to comply.
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
Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between

China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China's economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to manage the pace of economic growth and prevent the economy from overheating. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.
Additionally, the Chinese government has published new policies that significantly affect certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could require us to obtain additional permission from Chinese authorities to continue to operate our business in China, which may adversely affect our business, financial condition and results of operations.
Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets.
For example, in July 2021, the PRC government provided guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities (VIEs). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. On December 24, 2021, the CSRC released the Provisions of the State Council on the Administration of Domestic Companies Offering Securities for Overseas Listing (Revision Draft for Comments) (the Draft Provisions) and the Administrative Measures for the Filing of Domestic Companies Seeking Overseas Securities Offering and Listing (the Filing Measures, or collectively, the Draft Overseas Listing Regulations) for public comment. According to the Draft Overseas Listing Regulations, where Chinese companies that have directly or indirectly listed securities in overseas markets conduct follow-on offering in overseas markets, they shall fulfill the filing procedures with and report relevant information to the CSRC. If we are deemed as an indirect overseas listed Chinese company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or fell within any of the circumstances where our follow-on offering is prohibited by the State Council, our offering application may be suspended and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. The Draft Overseas Listing Regulations were released only for soliciting public comments at this stage and their provisions and anticipated adoption or effective date are subject to changes and thus their interpretation and implementation remain substantially uncertain. We are currently evaluating the implications and potential impact of the Draft Overseas Listing Regulations and will continue to closely monitor the development and implementation of the Draft Overseas Listing Regulations. Although we do not have a VIE structure, due to our operations in China and stock listings in and outside of China, any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business and results of operations. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors, and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in China and United States may also be adversely affected.
The audit report included in our Annual Report on Form 10-K filed with the SEC is prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the PCAOB), and as such, investors are deprived of the benefits of such inspection.
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
On March 24, 2021, the SEC adopted an interim final rule to implement the HFCA Act, which became effective on May 5, 2021. The interim final rule applies to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Consistent with the HFCA Act, the interim final rule requires the submission of documentation to the SEC establishing that such a registrant is not owned or controlled by a government entity in that foreign jurisdiction and also requires disclosure in a foreign issuer’s annual report regarding the audit arrangements of, and government influence on, such registrants. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100 Board Determinations Under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), and on February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”). If either the AHFCA Act or America COMPETES Act is enacted into law, it would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. As a result, our securities may be prohibited from trading on Nasdaq or other U.S. stock exchange if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCA Act or two years if the AHFCA Act or America COMPETES Act is enacted, and this ultimately could result in our ADSs being delisted.
While there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that our auditor or us will be able to comply with requirements imposed by U.S. regulators. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares, which are listed for trading on the HKEx. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong, or may have to incur increased costs or suffer losses in order to do so. The market price of our ADSs could be adversely affected as a result of anticipated negative impacts of these actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these actions are implemented and regardless of our actual operating performance.
As our global business has expanded, we have built substantial organizational capabilities outside of China. We have evaluated, designed and are implementing additional business processes and control changes which we believe will enable us to engage an independent registered public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year under AHFCA Act or America COMPETES Act) deadline of the HFCA Act. However, these efforts may not be sufficient, or may take time for us to implement and ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act. If we failed to comply with those rules, it is possible that our ADSs will be delisted. The risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ADSs, ordinary shares and RMB Shares. Failure to adopt effective contingency plans may also have a material adverse impact on our business and the price of our ADSs, ordinary shares and RMB Shares.

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
In 1979, the Chinese government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system. The laws, rules and regulations are subject to interpretation and enforcement by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, because of the limited number of published decisions and the non-precedential nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. The regulations in China can change quickly. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
China's Foreign Investment Law and its implementing rule came into force in January 2020. The Foreign Investment Law and its implementing rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the legal requirements for both foreign and domestic investments. There are still uncertainties with respect to the interpretation and implementation of the Foreign Investment Law and its implementing rules. For example, the Foreign Investment Law and its implementing rules provide that foreign invested entities established according to the previous laws regulating foreign investment prior to the implementation of the new law may maintain their structure and corporate governance for a five-year transition period. It is uncertain whether governmental authorities may require us to adjust the structure and corporate governance of certain of our Chinese subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly. In addition, the Measures for the Security Review of Foreign Investment (the “Measures”), effective from January 18, 2021, embody China's continued efforts to provide a legal regime for national security review comparable to similar procedures in other jurisdictions, such as CFIUS review in the United States. There are still uncertainties with respect to the interpretation, implementation and enforcement of the Measures. For example, national security remains undefined and there is no clear guidance on whether the biotechnology industry requires security review and what factors the regulatory authority may consider in determining whether there are security concerns. It is difficult to evaluate the impact of the Measures on our existing investments or potential investments in China.
It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigations or evidence collection activities within China may further increase the difficulties you face in protecting your interests. For risks associated with investing in us as a Cayman Islands company, see also “—Risks Related to Our American Depositary Shares and Ordinary Shares—We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law, Chinese law or U.S. law, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.”
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
As the Opinions on Intensifying Crack Down on Illegal Securities Activities were recently issued, there are great uncertainties with respect to the interpretation and implementation. The PRC government may promulgate relevant laws, rules and regulations to impose additional and significant obligations and liabilities on overseas listed China-based companies regarding data security, cross-border data flow, and compliance with China’s securities laws. As a company with extensive operations in China and stock listings in and outside of China, it is uncertain whether or how the new laws, rules and regulations and the interpretation and implementation may affect us. However, among other things, our ability to obtain external financing through the issuance of equity securities overseas could be adversely affected if restrictions on overseas fundraising are imposed on companies like us.

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2021, these restricted assets totaled $799.6 million.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us.
In response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China (PBOC) and China's State Administration of Foreign Currency (SAFE) promulgated a series of capital control measures, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments.
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
Risks Related to Our American Depositary Shares and Ordinary Shares
The trading prices of our ordinary shares, ADSs and/or RMB Shares can be volatile, which could result in substantial losses to you.
The trading price of our ordinary shares, ADSs and/or RMB Shares can be volatile and fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition, the performance and fluctuation of the market prices of other companies with significant business operations in China that have listed their securities in Hong Kong, Shanghai or the United States may affect the volatility in the price of and trading volumes for our ordinary shares, ADSs and/or RMB Shares. Some of these companies have experienced significant volatility.
In addition to market and industry factors, the price and trading volume for our ordinary shares, ADSs and/or RMB Shares may be highly volatile for various reasons, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional medicines or drug candidates; variations in the level of expenses related to our existing medicines and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on results of operations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business, our competitors or our industry; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares, ADSs or RMB Shares; sales or perceived potential sales of additional ordinary shares, ADSs or RMB Shares by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the United States, Hong Kong or Shanghai equity markets; changes in accounting principles; trade disputes or U.S.-China government relations; and changes or developments in the United States, PRC, EU or global regulatory environment.
In addition, the stock market, in general, and pharmaceutical and biotechnology companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ordinary shares and/or ADSs, regardless of our actual operating performance. Further, volatility in the financial markets and related factors beyond our control may cause the ordinary share, ADS and/or RMB Share price to decline rapidly and unexpectedly.
The characteristics of capital markets in the United States, Hong Kong and Shanghai are different, which may cause volatility in the market price of the RMB Shares, Offshore Shares and/or ADSs.
Our ADSs are listed on the NASDAQ in the United States under the symbol “BGNE”, our ordinary shares are listed on the HKEx in Hong Kong under the stock code “06160”, and our RMB Shares are listed on the STAR Market in the PRC. Under current PRC laws and regulations, our ADSs and ordinary shares listed on the NASDAQ and the HKEx are not interchangeable or fungible with the RMB Shares listed on the STAR Market, and there is no trading or settlement between either the NASDAQ or the HKEx on the one hand, and the STAR Market on the other hand. The three markets have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these major differences, the trading prices of our ordinary shares, ADSs and RMB Shares might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares and/or

RMB Shares, and vice versa. Because of the different characteristics of the U.S., Hong Kong and Shanghai equity markets, the historic market prices of our ADSs, ordinary shares and RMB Shares may not be indicative of the performance of our securities going forward.
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
Future sales of our ordinary shares, ADSs and/or RMB Shares in the public market could cause the ordinary share, ADS and/or RMB Share price to fall.
The price of our ordinary shares, ADSs and/or RMB Shares could decline as a result of sales of a large number of the ordinary shares, ADSs and/or RMB Shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of February 14, 2022, 1,334,804,281 ordinary shares, par value $0.0001 per share, were outstanding, of which 973,604,879 ordinary shares were held in the form of 74,892,683 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
We filed a registration statement on Form S-3 with the SEC on behalf of certain shareholders on May 11, 2020, registering 300,197,772 ordinary shares, including 224,861,338 ordinary shares in the form of 17,297,026 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units and under our employee share purchase plan. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares, ADSs and/or RMB Shares could decline. Amgen also has specified registration rights upon expiration of a lock-up period.
In addition, in the future, we may issue additional ordinary shares, ADSs, RMB Shares or other equity or debt securities convertible into ordinary shares, ADSs or RMB Shares in connection with a financing, acquisition, license, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause the ordinary share, ADS and/or RMB Share price to decline.
We face increased regulatory scrutiny and compliance costs due to our listing on the STAR Market of the SSE.
We are subject to the applicable laws, rules and regulations governing public companies listed on the STAR Market in addition to the various laws, rules and regulations that we are subject to in the United States and Hong Kong. The listing and trading of our equity securities in multiple jurisdictions and multiple markets will lead to increased compliance obligations and costs for us, and we may face the risk of significant intervention by regulatory authorities in these jurisdictions and markets, such as inquiries, investigations, enforcement actions and other regulatory proceedings by regulatory authorities. In addition, we may be subject to securities litigation filed with the courts in China by the investors with respect to the RMB Shares traded on the STAR Market.
The triple listing of our ADSs, ordinary shares and RMB Shares may adversely affect the liquidity and value of our ADSs, ordinary shares and/or RMB Shares.
Our ADSs are traded on the NASDAQ, our existing ordinary shares maintained on our Cayman register in Cayman Islands and Hong Kong register in Hong Kong, are traded on the HKEx, and our RMB Shares are traded on the STAR Market. The triple listing of our ADSs, ordinary shares and RMB Shares may dilute the liquidity of these securities in one or all three markets and may adversely affect the maintenance of an active trading market for ADSs in the United States, the ordinary shares in Hong Kong, and/or the RMB Shares in the PRC. The price of our ADSs, ordinary shares and/or RMB Shares could also be adversely affected by trading of our securities on other markets. We may decide at some point in the future to delist our RMB Shares from the STAR Market, and our shareholders may approve such delisting. We cannot predict the effect such delisting of our RMB Shares on the STAR Market would have on the market price of our ADSs on the NASDAQ or our ordinary shares on the HKEx.

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of the ordinary shares, ADSs and/or RMB Shares for return on your investment.
We intend to retain most, if not all, of our available funds and earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in the ordinary shares, ADSs and/or RMB Shares as a source for any future dividend income.
Our board of directors has significant discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual and regulatory restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in the ordinary shares, ADSs and/or RMB Shares will likely depend entirely upon any future price appreciation of the ordinary shares, ADSs and/or RMB Shares. There is no guarantee that the ordinary shares, ADSs and/or RMB Shares will appreciate in value or even maintain the price at which you purchased the ordinary shares, ADSs and/or RMB Shares. You may not realize a return on your investment in the ordinary shares, ADSs and/or RMB Shares and you may even lose your entire investment in the ordinary shares, ADSs and/or RMB Shares.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, the market price for the ordinary shares, ADSs and/or RMB Shares and trading volume could decline.
The trading market for the ordinary shares, ADSs and RMB Shares relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. If research analysts do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades the ordinary shares, ADSs and/or RMB Shares or publishes inaccurate or unfavorable research about our business, the market price for the ordinary shares, ADSs and/or RMB Shares would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for the ordinary shares, ADSs and/or RMB Shares to decline significantly.
We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law, Chinese law or U.S. law, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.
We are an exempted company with limited liability incorporated in the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association (as may be further amended from time to time), the Companies Law (as amended) of the Cayman Islands, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors are to a large extent governed by the common law of the Cayman Islands. This common law is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on courts in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in Hong Kong, mainland China and the United States. In particular, the Cayman Islands has a less developed body of securities law than Hong Kong, mainland China or the United States. In addition, some states in the United States, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands.
In addition, as a Cayman Islands exempted company, our shareholders have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders, with the exception that shareholders may request a copy of the current amended and restated memorandum and articles of association. Our directors have discretion under our amended and restated articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for shareholders to obtain the information needed to establish facts necessary for a shareholder action or to solicit proxies from other shareholders in connection with a proxy contest. As a Cayman Islands company, we may not have standing to initiate a derivative action in a Hong Kong, mainland China or U.S. federal court. As a result, shareholders may be limited in their ability to protect their interests if they are harmed in a manner that would otherwise enable them to sue in a United States federal court. In addition, shareholders of Cayman Islands companies may not have standing to initiate a shareholder derivative action in Hong Kong, mainland China or U.S. federal courts.
Some of our directors and executive officers reside outside of Hong Kong and the United States and a substantial portion of their assets are located outside of Hong Kong and the United States. As a result, it may be difficult or impossible for shareholders to bring an action against us or against these individuals in Hong Kong or in the United States in the event that shareholders believe that their rights have been infringed under the securities laws of Hong Kong, the United States or otherwise. In addition, some of our directors and executive officers reside outside of China. To the extent our directors and executive officers reside outside of China or their assets are located outside of China, it may not be possible for investors to effect service of process upon us or our management inside China. Even if shareholders are successful in bringing an action, the laws of the Cayman Islands and China may render them unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, Hong Kong or China, although the courts of the Cayman Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.
As a result of the above, shareholders may have more difficulty protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as shareholders of a Hong Kong company, a Chinese company or a U.S. company.
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
Our amended and restated memorandum and articles of association provide that, unless we consent in writing to the selection of an alternative forum, the courts of Cayman Islands will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our shareholders, any action asserting a claim arising pursuant to any provision of the Companies Law of the Cayman Islands as amended from time to time, or the amended and restated memorandum and articles of association, or any action asserting a claim governed by the internal affairs doctrine (as such concept is recognized under the U.S. laws). In connection with our offering and listing on the STAR Market, our shareholders approved the Sixth Amended and Restated Memorandum and Articles of Association, which became effective on December 15, 2021. The Sixth Amended and Restated Memorandum and Articles of Association provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the Sixth Amended and Restated Memorandum and Articles of Association provide that any person or entity purchasing or otherwise acquiring any interest in any of our securities is deemed to have notice of and consented to these provisions; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and rules and regulations thereunder.
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
Fee-shifting articles are relatively new and untested in the Cayman Islands, the United States, Hong Kong and mainland China. The case law and potential legislative action on fee-shifting articles are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such articles. The application of our fee-shifting article in connection with claims under the Cayman Islands, the United States, Hong Kong or Chinese securities laws, if any, will depend in part on future developments of the law. We cannot assure you that we will or will not invoke our fee-shifting article in any particular dispute. Consistent with our directors’ fiduciary duties to act in the best interests of the Company, the directors may in their sole discretion from time to time decide whether or not to enforce this article. In addition, given the unsettled state of the law related to fee-shifting articles, such as ours, we may incur significant additional costs associated with resolving disputes with respect to such articles, which could adversely affect our business and financial condition.
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
The depositary for the ADSs is entitled to charge holders fees for various services, including for the issuance of ADSs upon deposit of ordinary shares, cancellation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs, and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company (DTC), the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time.
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
Our corporate actions are substantially controlled by our directors, executive officers and other principal shareholders, who can exert significant influence over important corporate matters, which may reduce the price of our ordinary shares, ADSs and/or RMB Shares and deprive shareholders of an opportunity to receive a premium for their ordinary shares, ADSs and/or RMB Shares.
Our directors, executive officers and principal shareholders beneficially owned approximately 55% of our outstanding ordinary shares as of February 14, 2022. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” (PFIC) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the composition of our income and assets, we believe that we were not a PFIC for the taxable year ended December 31, 2021. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years.
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
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation” (CFC), for U.S. federal income tax purposes is generally required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Each Ten Percent Shareholder is also required to include in gross income its “global intangible low-taxed income,” which is determined by reference to the income of CFCs of which such Ten Percent Shareholder is a Ten Percent Shareholder. Ten Percent Shareholders that are corporations may be entitled to a deduction equal to the foreign portion of any dividend when a dividend is paid. A non-U.S. corporation will generally be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Internal Revenue Code of 1986, as amended), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation or 10% of the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain.
Although we believe we are not a CFC now, we may become one or own interests in one in the future. Holders are urged to consult their own tax advisors with respect to our potential CFC status and the consequences thereof.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease all of our facilities, other than the following facilities that we own: our offices and laboratories in Changping, Beijing, our manufacturing facility in Guangzhou, China, and the site for our planned manufacturing facility and clinical R&D center at the Princeton Innovation Park in Hopewell, New Jersey. We lease an aggregate of approximately 91,000 square meters of office space at approximately 37 other locations across the United States, China, and Europe, in cities such as Cambridge, Massachusetts; Ridgefield Park, New Jersey; and Emeryville and San Mateo, California in the United States; Beijing, Shanghai, Suzhou, and Guangzhou in China; and Basel, Switzerland, primarily for our offices and for our manufacturing facility in Suzhou, China, pursuant to leases with various expiration dates, with the latest expiring in 2026. We believe that our facilities are currently suitable and sufficient to meet our needs. We intend to add new facilities or expand existing facilities as we add employees and enter new locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Please refer to “Note 8: Leases” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for further information on our real property leases.
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
On June 26, 2020, following the suspension and recall of ABRAXANE® in China supplied to us by Celgene Logistics Sàrl, a Bristol Myers Squibb company (referred to elsewhere in this report as BMS, but for this paragraph only, “BMS-Celgene”), we initiated an arbitration proceeding at the International Chamber of Commerce (the ICC) against BMS-Celgene asserting that it had breached and continues to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and BMS-Celgene in July 2017 and a related quality agreement (collectively, the “BMS-Celgene License”). Under the BMS-

Celgene License, we allege that BMS-Celgene is obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE® to us. In the arbitration proceeding, we are seeking (i) a declaration that BMS-Celgene was and is in breach of the BMS-Celgene License, (ii) a declaration that BMS-Celgene acted with gross negligence and/or willful misconduct, (iii) an award of damages, and (iv) such other relief as the arbitrators deem appropriate. BMS-Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $17 million in costs that it incurred as part of the ABRAXANE® recall. We believe that the allegations contained in the counterclaim are without merit and intend to defend the counterclaim vigorously. A hearing is scheduled in the matter for June 2022. On October 6, 2021, BMS-Celgene delivered a notice to us purporting to terminate the BMS-Celgene License with respect to ABRAXANE® and providing 180-days' notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the BMS-Celgene License. We believe that the reasons stated in the notice do not provide a valid basis for terminating the BMS-Celgene License with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS-Celgene to reduce its damages in the on-going arbitration proceedings described above. We have amended our claims in the arbitration proceeding to add a claim for wrongful termination of the BMS-Celgene License with respect to ABRAXANE®.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our American Depositary Shares (ADSs) have been publicly traded on the NASDAQ Global Select Market under the symbol “BGNE” since February 3, 2016. Our ordinary shares have been publicly traded on the Stock Exchange of Hong Kong Limited (HKEx) under the stock code “06160” since August 8, 2018. Our ordinary shares traded in Renminbi (the RMB Shares) have been publicly traded on the Science and Technology Innovation Board of the Shanghai Stock Exchange in China under the stock code "688235" since December 15, 2021.
Shareholders
As of January 31, 2022, we had approximately 83,741 holders of record of our ordinary shares, 83,585 of which are holders of record of our RMB Shares, and 10 holders of record of our ADSs. These number do not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
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
Investors should not purchase our ordinary shares, RMB Shares, or ADSs with the expectation of receiving cash dividends.

Performance Comparison Graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph shows the total shareholder return of an investment of $100 in cash at market close on December 31, 2016 through December 31, 2021 for our ADSs, the NASDAQ Composite Index (U.S.), and the NASDAQ Biotechnology Index.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared or paid to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BeiGene, Ltd., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/16
12/17
12/18
12/19
12/20
12/21
BeiGene, Ltd.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/16	12/31/17	12/31/18	12/13/19	12/31/20	12/31/21
BeiGene, Ltd.	100.00	321.87	461.99	545.98	851.09	892.39
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Biotechnology	100.00	121.63	110.85	138.69	175.33	175.37

Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.
Taxation
Cayman Islands Taxation
The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation, and there is no taxation in the nature of inheritance tax or estate duty or withholding tax applicable to us or to any holder of the ADSs, ordinary shares and RMB Shares. There are no other taxes likely to be material to us levied by the Government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or after execution brought within, the jurisdiction of the Cayman Islands. No stamp duty is payable in the Cayman Islands on the issue of shares by, or any transfers of shares of, Cayman Islands companies (except those which hold interests in land in the Cayman Islands). The Cayman Islands is not party to any double tax treaties that are applicable to any payments made to or by our company. There are no exchange control regulations or currency restrictions in the Cayman Islands.
Payments of dividends and capital in respect of the ADSs, ordinary shares and RMB Shares will not be subject to taxation in the Cayman Islands and no withholding will be required on the payment of a dividend or capital to any holder of the ADSs, ordinary shares or RMB Shares, as the case may be, nor will gains derived from the disposal of the ADSs, ordinary shares or RMB Shares be subject to Cayman Islands income or corporation tax.
PRC Taxation
Under the Enterprise Income Tax Law (EIT Law), an enterprise established outside the PRC with a “de facto management body” within the PRC is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax purposes. The implementation rules of the EIT Law define “de facto management body” as a managing body that exercises substantial and overall management and control over the production and operations, personnel, accounting and properties of an enterprise. In addition, the Notice Regarding the Determination of Chinese‑Controlled Offshore Incorporated Enterprise as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, issued by the State Administration of Taxation, which provides guidance on the determination of the tax residence status of a Chinese‑controlled offshore incorporated enterprise, defines Chinese-controlled offshore incorporated enterprise as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although BeiGene, Ltd. does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese‑controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in Circular 82 to evaluate the tax residence status of BeiGene, Ltd. and its subsidiaries organized outside the PRC.
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
Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under “Part I—Item 1A—Risk Factors” and under “Forward‑Looking Statements and Market Data” in this Annual Report.
Overview
We are a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and expand access for patients worldwide.
We currently have three approved medicines that were discovered and developed in our own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We have obtained approvals to market BRUKINSA® in the United States, the People's Republic of China (China or the PRC), the European Union (EU), the United Kingdom (U.K.), Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging our China commercial capabilities, we have in-licensed the rights to distribute 13 approved medicines for the China market. Supported by our global clinical development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis Pharma AG (Novartis) to develop and commercialize innovative medicines.
We are committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Our internal clinical development capabilities are deep, including a more than 2,200-person global clinical development team that is running more than 90 ongoing or planned clinical trials in over 30 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across our portfolio, including our three internally discovered, approved medicines. We have enrolled in our clinical trials more than 14,500 subjects, of which approximately one-half have been outside of China.
We have built, and are expanding, our internal manufacturing capabilities through our state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of our medicines, and plan to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. We also work with high quality contract manufacturing organizations (CMOs) to manufacture our internally developed clinical and commercial products.
Since our inception in 2010, we have become a fully integrated global organization of over 8,000 employees in 23 countries and regions, including the United States, China, Europe, and Australia.
Recent Business Developments
On February 22, 2022, we announced that the U.S. Food and Drug Administration (FDA) has accepted a supplemental new drug application (sNDA) for BRUKINSA® (zanubrutinib) for the treatment of adult patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL). CLL is the most common form of adult leukemia. The Prescription Drug User Fee Act (PDUFA) target action date is October 22, 2022.
On February 22, 2022, we announced that the European Medicines Agency (EMA) has accepted for review two new indication applications for our BTK inhibitor BRUKINSA® (zanubrutinib), for the treatment of patients with CLL and for the treatment of patients with marginal zone lymphoma (MZL).
On February 17, 2022, we announced that BRUKINSA® (zanubrutinib) received approval from Swissmedic for the treatment of adult patients with Waldenström’s macroglobulinemia (WM) who have received at least one prior line of therapy, or for treatment-naïve patients who are not suited for standard chemo-immunotherapy. BRUKINSA® had previously been granted orphan drug status.
On January 28, 2022, we announced that the Center for Drug Evaluation (CDE) of the China National Medical Products Administration (NMPA) has accepted an sNDA for BRUKINSA® (zanubrutinib) as a treatment for adult patients with CLL or SLL and granted BRUKINSA® breakthrough therapy designation (BTD).
On January 20, 2022, we announced that the CDE of the NMPA accepted an sNDA for BRUKINSA® as a treatment for adult patients with WM.

On January 6, 2022, we announced that the NMPA approved our anti-PD-1 antibody tislelizumab as a second- or third-line treatment for patients with locally advanced or metastatic non-small cell lung cancer (NSCLC).
On December 20, 2021, we announced an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor ociperlimab in North America, Europe, and Japan. We granted Novartis an exclusive time-based option under which, upon exercise by Novartis prior to late 2023, we agreed to jointly develop ociperlimab, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals in the licensed territory. During the option period Novartis will conduct and fund additional global clinical trials of ociperlimab in combination with tislelizumab in selected tumor types. In addition, following option exercise, both companies may conduct clinical trials globally to explore combinations of ociperlimab with other cancer treatments. Following approval, we will co-detail the product in the U.S. In addition, the companies entered into an agreement granting BeiGene rights to market, promote and detail five approved Novartis oncology products, TAFINLAR® (dabrafenib), MEKINIST® (trametinib), VOTRIENT® (pazopanib), AFINITOR® (everolimus), and ZYKADIA® (ceritinib).
On December 20, 2021, we announced the official launch of the BeiGene Bioisland Innovation Center (BIC) in Guangzhou, China to enable scientists and entrepreneurs to accelerate development of highly differentiated, cutting-edge medical innovations. The BIC is an innovator-centric incubator built on BeiGene’s goal of supporting exploration of new paths to meet patient needs around the world.
On December 15, 2021, we announced that the United Kingdom (UK) Medicines and Healthcare products Regulatory Agency (MHRA) has granted a marketing authorization for BRUKINSA® in Great Britain, for the treatment of eligible adult patients with Waldenström’s macroglobulinemia (WM) who have received at least one prior therapy or for the first-line treatment of eligible patients unsuitable for chemo-immunotherapy.
On December 13, 2021, we announced that we entered into a collaboration agreement with Nanjing Leads Biolabs, Inc. (Leads Biolabs) granting BeiGene worldwide research, development and manufacturing rights and exclusive commercialization rights outside of China to LBL-007, a novel investigational antibody targeting the LAG-3 pathway. Leads Biolabs received an upfront cash payment and is eligible to receive additional milestone payments and royalties pending successful development, regulatory approval and commercialization of the licensed candidates.
On December 2, 2021, we announced inclusion in the NRDL of anti-PD-1 antibody tislelizumab in three new indications, including in lung and liver cancers; BRUKINSA® in one new indication; and the initial listing for PARP inhibitor pamiparib. The changes to the NRDL were effective on January 1, 2022.
On December 2, 2021, we announced the NMPA approved SYLVANT® (siltuximab for injection), licensed from EUSA Pharma (EUSA), for the treatment of adult patients with multicentric Castleman disease (MCD) who are human immunodeficiency virus (HIV) negative and human herpes virus-8 (HHV-8) negative, also known as idiopathic MCD (iMCD). Siltuximab is a monoclonal antibody approved in the United States, European Union, and other countries and regions around the world.
On November 23, 2021, we announced the commencement of an initial public offering (the "STAR Offering") on the Science and Technology Innovation Board (the "STAR Market") of the Shanghai Stock Exchange (the SSE). The total number of shares offered in the STAR Offering was 115,055,260 ordinary shares, par value $0.0001 per share, which represents 8.62% of our total outstanding ordinary shares as of October 31, 2021, after giving effect to the shares being offered. The shares offered in the STAR Offering (the RMB Shares) were issued to and subscribed for by permitted investors in the PRC and listed and traded on the STAR Market in Renminbi. On November 30, 2021, we announced the public offering price of the RMB Shares was RMB192.60 per ordinary share, which equates to HK$234.89 per ordinary share and $391.68 per ADS, based on an assumed exchange rate of RMB0.81996 to HK$1.00 and RMB6.3924 to $1.00. On December 14, 2021, we announced that we completed the STAR Offering and the RMB Shares began trading on the STAR Market under the stock code "688235" on December 15, 2021. The gross proceeds from the STAR Offering, before deducting underwriting commissions and other estimated offering expenses, were approximately RMB22.2 billion, or approximately $3.5 billion.
On November 23, 2021, we announced that the European Commission (EC) approved BRUKINSA® for the treatment of adult patients with Waldenström’s macroglobulinemia (WM) who have received at least one prior therapy or for the first-line treatment of patients unsuitable for chemo-immunotherapy. The approval is applicable to all 27 European Union (EU) member states, plus Iceland and Norway.
On November 23, 2021, we announced that we purchased a 42-acre site at the Princeton West Innovation Park in Hopewell, N.J. to house a new state-of-the-art manufacturing campus and clinical R&D center.

On November 14, 2021, we and NewBridge Pharmaceuticals, a specialty company in the Middle East and North Africa regions established to bridge the access gap by partnering with global pharma and biotech companies, announced that BRUKINSA® was approved in Saudi Arabia for the treatment of adult patients with mantle cell lymphoma (MCL) who have received at least one prior therapy.
Components of Operating Results
Revenue
Product Revenue
    We generate product revenue through the sale of our three internally developed products and our in-licensed medicines from our partners.
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
Collaboration Revenue
We recognize collaboration revenue for amounts earned under collaborative and out-licensing arrangements. In January 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan (the "Novartis Territory"). There were two performance obligations identified at the outset of the agreement: (1) the exclusive license to develop, manufacture, and commercialize tislelizumab in the Novartis Territory, transfer of know-how and use of the tislelizumab trademark and (2) conducting and completing ongoing trials of tislelizumab (R&D services). Under this agreement, we received an upfront cash payment, which was allocated between the two performance obligations identified in the agreement based on the relative standalone selling prices of the performance obligations. The portion allocated to the license was recognized upon the delivery of the license right and transfer of know-how. The portion of the upfront payment allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed using a percentage of completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis.
In December 2021, we expanded our collaboration with Novartis by entering into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor ociperlimab in the Novartis Territory. In addition, we entered into an agreement with Novartis which granted us rights to market, promote and detail five approved Novartis oncology products, TAFINLAR® (dabrafenib), MEKINIST® (trametinib), VOTRIENT® (pazopanib), AFINITOR® (everolimus), and ZYKADIA® (ceritinib), across designated regions of China referred to as “broad markets.” There were three performance obligations identified at the outset of the arrangement: (1) a material right for the option to the exclusive product license, (2) the right to access ociperlimab in clinical trials during the option period provided to Novartis, combined with the initial transfer of BeiGene know-how, and (3) conducting clinical trials of ociperlimab during the option period (R&D services). The market development activities are considered immaterial in the context of the agreements. Under this agreement, we received an upfront cash payment, which was allocated between the three performance obligations identified in the agreement based on the relative standalone selling prices of the performance obligations. The portion allocated to the material right was deferred and will be recognized at the earlier of when Novartis exercises the option and the license is delivered or the expiration of the option period. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed over the expected option period.
The option exercise fee under the ociperlimab agreement is contingent upon Novartis exercising its right, and is considered fully constrained until the option is exercised. The potential milestone payments that we are eligible to receive under both of the Novartis collaborations were excluded from the initial transaction prices, as all milestone amounts are variable consideration and were fully constrained due to uncertainty of achievement. Performance-based milestones will be recognized when the milestone event is achieved or when the risk of revenue reversal is remote. Sales-based milestones and royalties will be recognized when the underlying sales occur.

Expenses
Cost of Sales
Cost of sales includes the costs to manufacture our internally developed commercial products, as well as costs to purchase tislelizumab from Boehringer Ingelheim. Additionally, cost of sales included the cost of in-licensed products purchased for sale in the PRC. Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory is depleted and additional inventory is manufactured. To date, the Company's initial pre-launch inventory for its commercial products has been immaterial and has not had a significant impact on the Company's gross margin.
Research and Development Expenses
Research and development expenses consist of the costs associated with our research and development activities, conducting preclinical studies and clinical trials, and activities related to regulatory filings. Our research and development expenses consist of:
•expenses incurred under agreements with contract research organizations (CROs), CMOs, and consultants that conduct and support clinical trials and preclinical studies;
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
•ociperlimab, an investigational humanized monoclonal antibody against TIGIT;
•pamiparib, a selective small molecule inhibitor of PARP1 and PARP2;
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
•sitravatinib, an investigational, spectrum-selective kinase inhibitor, licensed from Mirati Therapeutics, Inc. (Mirati);

•ZW25 (zanidatamab) and ZW49, two investigational bispecific antibody-based product candidates targeting HER2, licensed from Zymeworks Inc. (Zymeworks); and
•POBEVCY® (BAT1706), a biosimilar to Avastin® (bevacizumab), licensed from Bio-Thera Solutions, Ltd. (Bio-Thera).
We expense research and development costs when incurred. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us. We expense the manufacturing costs of our internally developed products that are used in clinical trials as they are incurred as research and development expense. We do not allocate employee‑related costs, depreciation, rental and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified as unallocated research and development expenses.
At this time, it is difficult to estimate or know for certain, the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our internally developed and in-licensed medicines and drug candidates. This is due to the numerous risks and uncertainties associated with developing such medicines and drug candidates, including the uncertainty of:
•successful enrollment in and completion of clinical trials;
•establishing an appropriate safety and efficacy profile;
•establishing and maintaining commercial manufacturing capabilities or making arrangements with third‑party manufacturers;
•receipt of marketing and other required approvals from applicable regulatory authorities;
•successfully launching and commercializing our medicines and drug candidates, if and when approved, whether as monotherapies or in combination with our medicines and drug candidates or third‑party products;
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
Research and development activities are central to our business model. We expect research and development costs to increase for the foreseeable future as our development programs progress, as we continue to support the clinical trials of our medicines and drug candidates as treatments for various cancers and as we move these medicines and drug candidates into additional clinical trials, including potential pivotal trials. There are numerous factors associated with the successful commercialization of any of our medicines and drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development and commercial programs and plans.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of product promotion costs, distribution costs, salaries and related benefit costs, including share-based compensation for selling, general and administrative personnel. Other selling, general and administrative expenses include professional fees for legal, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, travel costs, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support planned increases in commercialization activities for our approved medicines, and the preparation for potential launch and commercialization of additional in-licensed products from our collaborations and internally developed products, if approved. We also expect selling, general and administrative expenses to increase in future periods to support our research and development efforts, including the continuation of the clinical trials of our treatments for various cancers and the initiation of clinical trials for potential new indications or drug candidates. These cost increases will likely be due to increased promotional costs, increased headcount, increased share-based compensation expenses, expanded infrastructure and increased costs for insurance. We also incur significant legal, compliance, accounting, insurance and investor and public relations expenses associated with being a public company with our ADSs, ordinary shares and RMB Shares listed for trading on The NASDAQ Global Select Market, The Hong Kong Stock Exchange and The STAR Market of the Shanghai Stock Exchange, respectively.
Interest Income (Expense), Net
Interest Income
Interest income consists primarily of interest generated from our cash and short-term investments in money market funds, time deposits, U.S. Treasury securities and U.S. agency securities.
Interest Expense
Interest expense consists primarily of interest on our bank loans and related party loan.
Other Income (Expense), Net
Other income consists primarily of gains recognized related to equity investments, government grants and subsidies received that involve no conditions or continuing performance obligations by us, realized and unrealized gains and losses related to foreign currency exchange rates, unrealized gains and losses on equity securities, and realized gains and losses on the sale of investments. We hold significant cash in the form of RMB-denominated deposits, including the cash generated from the STAR Market offering in December 2021. Other income (expense) includes foreign currency remeasurement gains and losses based on foreign currency exchange rates.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$633,987	$308,874	$325,113	105.3%
Collaboration revenue	542,296	—	542,296	NM
Total revenues	1,176,283	308,874	867,409	280.8%
Expenses
Cost of sales - product	164,906	70,657	94,249	133.4%
Research and development	1,459,239	1,294,877	164,362	12.7%
Selling, general and administrative	990,123	600,176	389,947	65.0%
Amortization of intangible assets	750	846	(96)	(11.3)%
Total expenses	2,615,018	1,966,556	648,462	33.0%
Loss from operations	(1,438,735)	(1,657,682)	218,947	(13.2)%
Interest (expense) income, net	(15,757)	1,998	(17,755)	(888.6)%
Other income, net	15,904	37,490	(21,586)	(57.6)%
Loss before income tax expense	(1,438,588)	(1,618,194)	179,606	(11.1)%
Income tax benefit	(25,234)	(17,671)	(7,563)	42.8%
Net loss	(1,413,354)	(1,600,523)	187,169	(11.7)%
Less: Net loss attributable to noncontrolling interest	—	(3,617)	3,617	(100.0)%
Net loss attributable to BeiGene, Ltd.	$(1,413,354)	$(1,596,906)	$183,552	(11.5)%
Revenue
Total revenue increased by $867.4 million to $1.2 billion for the year ended December 31, 2021, from $308.9 million for the year ended December 31, 2020, primarily due to collaboration revenue from the Novartis arrangement, increased sales of our internally developed products, and increased sales from our in-licensed products.
The following table summarizes the components of revenue for the year ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,		Changes
	2021	2020	$	%
	(dollars in thousands)
Product revenue	$633,987	$308,874	$325,113	105.3%
Collaboration revenue:
License revenue	484,646	—	484,646	NM
Research and development service revenue	53,671	—	53,671	NM
Right to access intellectual property revenue	3,979	—	3,979	NM
Total collaboration revenue	542,296	—	542,296	NM
Total Revenue	$1,176,283	$308,874	$867,409	280.8%

Net product revenue consisted of the following:

	Year Ended December 31,		Changes
	2021	2020	$	%
	(dollars in thousands)
Tislelizumab	$255,119	$163,358	$91,761	56.2%
BRUKINSA®	217,987	41,702	176,285	422.7%
REVLIMID®	70,065	47,372	22,693	47.9%
VIDAZA®	19,591	29,975	(10,384)	(34.6)%
ABRAXANE®	—	17,770	(17,770)	(100.0)%
XGEVA®	45,956	8,496	37,460	440.9%
BLINCYTO®	12,515	—	12,515	NM
Other	12,754	201	12,553	6,245.3%
Total product revenue	$633,987	$308,874	$325,113	105.3%
Net product revenue was $634.0 million for the year ended December 31, 2021, compared to $308.9 million in the prior year, primarily due to increased sales of BRUKINSA® in the United States and China and tislelizumab in China and in-licensed sales of Amgen's XGEVA® and BLINCYTO® in China, which we began distributing in July 2020 and August 2021, respectively.
Product revenues for the year ended December 31, 2021 were negatively impacted by adjustments of $57.5 million as a result of compensating distributors for products previously sold at the pre-NRDL price, which remained in the distribution channel, due to the first inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the updated NRDL effective March 1, 2021 and additional indications for tislelizumab, BRUKINSA® and pamiparib effective January 1, 2022. During the year ended December 31, 2021, the inclusion of tislelizumab, BRUKINSA®, XGEVA®, and pamiparib in the NRDL significantly increased patient demand that more than offset the net effect of price reductions as a result of NRDL inclusion.
Global sales of BRUKINSA® totaled $218.0 million for the year ended December 31, 2021, representing a 422.7% increase compared to the prior year; U.S. sales of BRUKINSA® totaled $115.7 million for the year ended December 31, 2021 compared to $18.2 million in the prior year. U.S. sales accelerated in the period, driven by continued uptake in MCL and FDA approvals in WM and MZL. BRUKINSA® sales in China totaled $101.2 million for the year ended December 31, 2021, representing growth of 331% compared to the prior year, driven by a significant increase in all approved indications, including CLL/SLL.
Sales of tislelizumab in China totaled $255.1 million for the year ended December 31, 2021, representing a 56.2% increase compared to the prior year. During the year ended December 31, 2021, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab. Full year 2021 sales of tislelizumab included two negative adjustments totaling $45.6 million for distributor channel inventory compensation as a result of inclusion in the March 2021 and January 2022 NRDL lists.
Collaboration revenue totaled $542.3 million for the year ended December 31, 2021. $484.6 million was recognized upon delivery of the tislelizumab license right and transfer of know-how to Novartis under our collaboration and license agreement with Novartis, $53.7 million was recognized from deferred revenue for R&D services performed during the year ended December 31, 2021 under both the tislelizumab and ociperlimab collaborations, and $4.0 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period (see Footnote 3). We did not have any collaboration revenue during the year ended December 31, 2020.
Cost of Sales
Cost of sales increased to $164.9 million for the year ended December 31, 2021 from $70.7 million for the year ended December 31, 2020, primarily due to increased product sales of BRUKINSA®, tislelizumab, and Amgen products.
Gross Margin
Gross margin on global product sales increased to $469.1 million for the year ended December 31, 2021, compared to $238.2 million for the year ended December 31, 2020, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales decreased to 74.0% for the year ended December 31, 2021, from 77.1% in the prior year. The decrease is primarily due to the impact of the accrued compensation in the first and fourth quarters of 2021 to customers for sales of tislelizumab, BRUKINSA®, and XGEVA® that remained in the channel and were sold at the pre-NRDL price, as well as the ongoing lower prices resulting from the listing on the NRDL. These negative impacts to our gross margin were partially offset by a proportionally higher sales mix of global BRUKINSA® sales and sales of tislelizumab in China compared to lower margin sales of in-licensed products. Pre-launch inventory carried at zero or low cost consumed during the year ended December 31, 2021 and December 31, 2020 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $164.4 million, or 12.7%, to $1.5 billion for the year ended December 31, 2021, from $1,294.9 million for the year ended December 31, 2020. The following table summarizes the external cost of development programs, upfront license fees, and internal research and development expense for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Changes
	2021	2020	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$477,761	$502,399	$(24,638)	(4.9)%
Upfront license fees	83,500	109,500	(26,000)	(23.7)%
Amgen co-development expenses[1]	115,464	117,005	(1,541)	(1.3)%
Total external research and development expenses	676,725	728,904	(52,179)	(7.2)%
Internal research and development expenses	782,514	565,973	216,541	38.3%
Total research and development expenses	$1,459,239	$1,294,877	$164,362	12.7%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the year ended December 31, 2021 totaled $228.0 million, of which $115.5 million was recorded as R&D expense. The remaining $112.5 million was recorded as a reduction for the R&D cost share liability.
The decrease in external research and development expenses for the year ended December 31, 2021 was primarily attributable to lower upfront license fees under collaboration agreements, lower external spending related to fees paid to external CROs as we internalize previously outsourced activities, and a decrease in the expense recognized on co-development fees to Amgen.
Internal research and development expense increased $216.5 million, primarily attributable to the expansion of our global development organization including the internalization of previously outsourced activities and the continued development of our clinical and preclinical drug candidates, and included the following:
•$109.0 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$52.4 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$21.4 million increase of share-based compensation expense, primarily attributable to our increased headcount, resulting in more awards being expensed related to the growing employee population; and
•$17.7 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes; and
•$16.1 million increase of consulting fees, which was mainly attributable to increased travel and meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $389.9 million, or 65.0%, to $990.1 million for the year ended December 31, 2021, from $600.2 million for the year ended December 31, 2020. The increase was primarily attributable to the following:
•$175.7 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets, and the hiring of more personnel to support our growing business;
•$119.1 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities;
•$59.3 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe; and
•$35.9 million increase in share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population.
Interest (Expense) Income, Net
Interest (expense) income, net decreased by $17.8 million, or 888.6%, to $15.8 million of net interest expense for the year ended December 31, 2021, from $2.0 million of net interest income for the year ended December 31, 2020. The decrease in interest income, net, was primarily attributable to decreased interest income, as a result of lower interest rates, as well as increased interest expense, resulting from higher debt balances.
Other Income, Net
Other income, net decreased by $21.6 million to $15.9 million for the year ended December 31, 2021, from $37.5 million for the year ended December 31, 2020. The income for the year ended December 31, 2021 was primarily due to the unrealized gain on our investment in Leap Therapeutics, as well as a realized foreign exchange loss on the proceeds received from the STAR Market offering. The income for the year ended December 31, 2020 resulted from unrealized gains on equity investments, as well as a gain recognized in conjunction with the deconsolidation of MapKure LLC.
Income Tax Benefit
Income tax benefit was $25.2 million for the year ended December 31, 2021 compared with income tax benefit of $17.7 million for the year ended December 31, 2020. The income tax benefit for the year ended December 31, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of December 31, 2021:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash, cash equivalents and restricted cash	$4,382,887	$1,390,005
Short-term investments	$2,241,962	$3,268,725
Total debt	$629,678	$518,652
We have incurred annual net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We incurred net losses of $1.4 billion and $1.6 billion for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $5.0 billion.

To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
On June 28, 2021, the Listing Committee of the Science and Technology Innovation Board (the “STAR Market") of the Shanghai Stock Exchange (the SSE) approved the listing application which we submitted in January 2021 to the SSE for a proposed public offering of our ordinary shares and listing of such shares on the STAR Market of the SSE (the “STAR Offering”). On December 15, 2021, we completed the initial public offering on the SSE. The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China (PRC) in Renminbi (RMB Shares). The public offering price of the RMB Shares was RMB192.60 per ordinary share, or $391.68 per ADS. In this offering, we sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting discounts and commissions and offering expenses were $3.4 billion. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors.
In January 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan. Under the agreement, we received an upfront cash payment of $650 million from Novartis. In December 2021, we expanded our collaboration with Novartis by entering into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor ociperlimab in the Novartis Territory. In addition, we and Novartis entered into an agreement granting us rights to market, promote and detail five approved Novartis oncology products. Under the terms of the agreement, we received an upfront cash payment of $300 million in January 2022, which is not included in our cash balance at December 31, 2021.
The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$1,390,005	$620,775
Net cash used in operating activities	(1,298,723)	(1,283,461)
Net cash provided by (used in) investing activities	640,659	(3,168,366)
Net cash provided by financing activities	3,636,911	5,202,826
Net effect of foreign exchange rate changes	14,035	18,231
Net increase in cash, cash equivalents and restricted cash	2,992,882	769,230
Cash, cash equivalents and restricted cash at end of period	$4,382,887	$1,390,005
Operating Activities
Cash flows from operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $1.3 billion of cash for the year ended December 31, 2021, which resulted principally from our net loss of $1.4 billion and an increase in our net operating assets and liabilities of $118.3 million, partially offset by non-cash charges and adjustments of $233.0 million. The non-cash charges and adjustments were primarily driven by share-based compensation expense, charges for acquired in-process research and development costs, and depreciation and amortization expense, offset by amortization of the research and development cost share liability and deferred income tax benefits. The increase in working capital was driven largely by increases in accounts receivable, inventory and prepaid expenses, offset by increases in accounts payable, accrued expenses and other liabilities and deferred revenue resulting from the upfront option payment from Novartis.
Operating activities used $1.3 billion of cash for the year ended December 31, 2020, which resulted principally from our net loss of $1.6 billion, partially offset by non-cash charges and adjustments of $166.5 million and a decrease in our net operating assets and liabilities of $150.6 million. The non-cash charges and adjustments were primarily driven by share-based compensation expense, offset by amortization of the research and development cost share liability. The decrease in working capital was driven largely by increases in accounts payable, accrued expenses and other liabilities, offset by increases in inventory and prepaid expenses.

Investing Activities
Cash flows from investing activities consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and upfront payments related to our collaboration agreements.
Investing activities provided $640.7 million of cash for the year ended December 31, 2021, consisting of $2.1 billion in purchases of short-term investment securities, $262.9 million of capital expenditures, $43.4 million in purchases of intangible assets, $43.5 million in purchases of long-term investments and $8.5 million upfront collaboration payments, all of which were offset by sales and maturities of investment securities of $3.1 billion.
Investing activities used $3.2 billion of cash for the year ended December 31, 2020, consisting of $5.7 billion in purchases of investment securities, $117.5 million of capital expenditures, and $109.5 million upfront collaboration payments, all of which were offset by sales and maturities of investment securities of $2.8 billion.
Financing Activities
Cash flows from financing activities consist primarily of sale of ordinary shares, RMB Shares, and ADSs through equity offerings, issuance and repayment of short-term and long-term debt, and proceeds from the sale of ADSs through employee equity compensation plans.
Financing activities provided $3.6 billion of cash for the year ended December 31, 2021, consisting primarily of $3.4 billion of net proceeds from our STAR Offering in December 2021, $406.4 million from proceeds of short-term loans, $92.8 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, $50.0 million from the sale of our shares to Amgen, and $16.8 million from proceeds of long-term bank loans. These inflows were partially offset by $321.8 million of repayment of short-term loans.
Financing activities provided $5.2 billion of cash for the year ended December 31, 2020. This consisted primarily of $2.8 billion received from our collaboration with Amgen and $2.1 billion from a registered direct offering of ordinary shares to certain existing investors. Other inflows included $93.1 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, and $433.9 million from loan proceeds. These inflows were partially offset by $144.3 million of repayment of principal under the loan between Guangzhou High-tech Zone Technology Holding Group Co., Ltd. (GET) BeiGene Biologics (the Shareholder Loan) and $28.7 million of cash consideration paid for the acquisition of the remaining 5% minority interest in our subsidiary BeiGene Biologics Co., Ltd.(BeiGene Biologics).
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. Additionally, on December 15, 2021, we received RMB21.7 billion in net proceeds from the STAR Offering. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances.
Future Liquidity and Material Cash Requirements
Until such time, if ever, as we can generate substantial product revenue sufficient to cover our costs and capital investments, we may be required to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, strategic alliances, licensing arrangements, government grants, and other available sources. Under the rules of the SEC, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. In May 2020, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we may file another shelf registration statement that will be effective for up to three years from filing.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs, ordinary shares, or RMB Shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaboration agreements, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our medicines or drug candidates, future revenue streams or research programs, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with our current financial resources together with our anticipated receipts of accounts receivable, product sales and royalty revenues, and reimbursements we expect to receive under our existing collaboration and license agreements.
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of December 31, 2021:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Contractual obligations:
Operating lease commitments	$70,218	$24,225	$45,993
Purchase commitments	168,687	110,345	58,342
Debt obligations	629,678	427,565	202,113
Interest on debt	57,299	24,336	32,963
Co-development funding commitment	791,059	244,800	546,259
Funding commitment	12,750	4,250	8,500
Research and development commitment	27,985	5,659	22,326
Pension plan	7,814	1,604	6,210
Capital commitments	42,394	42,394	—
Total	$1,807,884	$885,178	$922,706
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
Purchase Commitments
As of December 31, 2021, purchase commitments amounted to $168.7 million, of which $76.0 million related to minimum purchase requirements for supply purchased from CMOs and $92.7 million related to binding purchase order obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $427.6 million. Total long-term debt obligations are $202.1 million. See Note 13 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitments
Under our collaboration with Amgen, we are responsible for co-funding global clinical development costs for the licensed oncology pipeline assets, up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and/or development services. As of December 31, 2021, our remaining co-development funding commitment was $0.8 billion.

Funding Commitment
Funding commitment represents our committed capital related to one of our equity method investments in the amount of $15.0 million. As of December 31, 2021, our remaining capital commitment was $12.8 million and is expected to be paid from time to time over the investment period.
Research and Development Commitment
We entered into long-term research and development agreements, which includes obligations to make upfront payments and fixed quarterly payments over the next five years. As of December 31, 2021, the total research and development commitment amounted to $28.0 million.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1.6 million per year based on annual funding contributions in effect as of December 31, 2021 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $42.4 million for the acquisition of property, plant and equipment as of December 31, 2021, which were mainly for our biologics manufacturing facility in Guangzhou, China, small molecule manufacturing facility in Suzhou, China, and research and development operations at the Changping facility in Beijing, China.
Other Obligations
We expect to make a significant investment in our future manufacturing facility in the United States, a 42-acre site that will be constructed in Hopewell, NJ, and for which we purchased for $75.2 million. We expect significant capital expenditures as we build out the Hopewell facility over the next several years.
We also enter into agreements in the ordinary course of business with CROs to provide research and development services. These contracts are generally cancellable at any time by us with prior written notice.
We also enter into collaboration agreements with institutions and companies to license intellectual property. We may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with these agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. These commitments are not recorded on our balance sheet because the achievement and timing of these milestones are not fixed and determinable. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in our financial statements. Future milestone payments potentially owed related to in-licensed technology totaled $5.7 billion as of December 31, 2021.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. We evaluate our estimates and judgments on an ongoing basis, and our actual results may differ from these estimates. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Certain of these estimates are considered critical as they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Our critical accounting estimates are summarized below. See Note 2 to our consolidated financial statements included in this Annual Report for a description of our significant accounting policies.

Revenue Recognition
We recognize revenue when we transfer control of goods or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services. We generate revenue from product sales and revenue transactions with our collaboration partners.
Product Revenue
To determine the appropriate transaction price for our product sales at the time we recognize a sale to a direct customer, we estimate any rebates, chargebacks or discounts that ultimately will be due to the direct customer and other customers in the distribution chain under the terms of our contracts. Significant judgments are required in making these estimates. We include variable consideration in the transaction price to the extent it is probable that a significant reversal will not occur and estimate variable consideration from rebates, chargebacks, trade discounts and allowances, sales returns allowances, and other incentives using the expected value method.
Estimates for variable consideration for which reserves are established at the time of sale include government and commercial rebates, provisions for acceptance of NRDL pricing, chargebacks, trade discounts and allowances, sales returns allowances and other incentives that are offered within contracts between the Company and our customers, health care providers and other indirect customers. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, channel inventory levels, specific known market events and trends, industry data and forecasted customer buying and payment patterns.
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
Collaboration Revenue
Our collaborative arrangements may contain more than one unit of account, or performance obligation, including grants of licenses to intellectual property rights, agreements to provide research and development services and other deliverables. As part of the accounting for these arrangements, we must develop assumptions that require significant judgments to determine the standalone selling price for each performance obligation identified in the contract.
Standalone selling prices for licenses of intellectual property and the right to access and use intellectual property during an option period performance obligations are determined based on the probability-weighted present value of forecasted cash flows associated with the intellectual property. Stand-alone selling prices for research and development services performance obligations are based on the present value of estimated clinical trial costs plus a reasonable margin.
The estimates of standalone selling prices involve management's key assumptions such as revenue growth rate, estimated clinical trial costs, mark-up rate, probability of technical and regulatory success, and discount rates. These significant assumptions are forward looking and could be affected by future economic, regulatory and market conditions.
Research and Development Expenses
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

The process of estimating our external research and development expenses involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre‑determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting expenses that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of research and development expenses.
Income Taxes
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included in this Annual Report for information regarding recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents, restricted cash, short term investments and accounts receivable.
We had cash and cash equivalents of $4.4 billion, $1.4 billion and $618.0 million, restricted cash of $7.2 million, $8.1 million and $2.8 million, and short-term investments of $2.2 billion, $3.3 billion and $0.4 billion, at December 31, 2021, 2020 and 2019, respectively. Our cash and cash equivalents are deposited with various major reputable financial institutions located within or without the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At December 31, 2021, our short-term investments consisted primarily of U.S. treasury securities. We believe that U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100‑basis point increase or decrease in market interest rates would result in a decrease of $15.1 million or increase of $6.7 million, respectively, in the fair value of our investment portfolio as of December 31, 2021.
We do not believe that our cash, cash equivalents, and short‑term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
We had accounts receivable, net of $483,113, $60,403 and $70,878 at December 31, 2021, 2020 and 2019, respectively. Accounts receivable, net represent amounts arising from product sales and amounts due from the our collaboration partners. We monitor economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.

Currency Convertibility Risk
A significant portion of our expenses, assets, and liabilities are denominated in RMB. In 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the PBOC). However, the unification of exchange rates does not imply that the RMB may be readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 2.3%, appreciated approximately 6.3%, and depreciated approximately 1.3% for the years ended December 31, 2021, 2020 and 2019, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical development costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2021.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this item are appended to this Annual Report. An index of those financial statements is in “Part IV—Item 15—Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 31, 2021, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been tested by Ernst & Young Hua Ming LLP, our independent registered public accounting firm, as stated in their report which is included in “Item 8—Financial Statements and Other Supplementary Data” in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young Hua Ming LLP (PCAOB ID: 1408), located in Beijing, People's Republic of China.
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

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

BEIGENE, LTD.

1

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BeiGene, Ltd. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2

Accrual of research and development expenses

Description of the Matter
During the year ended December 31, 2021, the Company recognized $1,459.2 million in research and development (“R&D”) expenses. The balance of accrued external R&D activities related expenses as of December 31, 2021 amounted to approximately $213.9 million. As described in Note 2 to the consolidated financial statements, R&D expenses include costs related to clinical trials paid to third-party contract research organizations and contract manufacturing organizations (collectively referred as “Outsourced Service Providers”).
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the accrual of the R&D expenses. For example, we tested controls over management's review of the R&D accrual method and the estimates of the actual services performed by the Outsourced Service Providers.
To test the accrual of R&D expenses, our audit procedures included, among others, reading the contracts with Outsourced Service Providers on a sample basis and understanding and testing the estimates on the progress of clinical trial activities developed by management. Testing management’s estimates involved evaluating management’s assumptions used in the calculation related to the clinical trial activities and associated timelines, invoicing to date and the provisions in the contracts. We then evaluated the accrual of R&D expenses by comparing it to the subsequent progress billings issued by the Outsourced Service Providers. We also assessed the accrual methodology used by the Company, including the adequacy of related disclosures in the consolidated financial statements.

3

Allocation of transaction price in relation to the Novartis Tislelizumab Agreement

Description of the Matter
As described in Notes 2 and 3 to the Company's consolidated financial statements, the Company entered into a collaboration and license agreement for tislelizumab with Novartis Pharma AG (“the Novartis Tislelizumab Agreement”), which resulted in the recognition of $538.1 million of revenue for the year ended December 31, 2021 and $111.9 million of deferred revenue as of December 31, 2021. The Company evaluated the Novartis Tislelizumab Agreement under ASC 606, Revenue from Contracts with Customers (“ASC 606”) and identified two performance obligations within the arrangement: 1) exclusive license for Novartis to develop, manufacture, and commercialize tislelizumab in the Novartis Territory, transfer of know-how and use of the tislelizumab trademark (“PD-1 License obligation”); and 2) conducting and completing ongoing trials of tislelizumab (“R&D services obligation”). The transaction price of $650.0 million was allocated to each performance obligation based on their relative standalone selling prices. The standalone selling price of the PD-1 License obligation is determined using the adjusted market assessment approach based on the probability-weighted present value of forecasted cash flows associated with out-licensing tislelizumab in the Novartis Territory. The standalone selling price of R&D services obligation is determined using an expected cost plus a margin approach based on the present value of estimated tislelizumab clinical trial costs plus a reasonable margin. The transaction price allocated to the PD-1 License obligation was recognized at a point in time when the license was delivered and the transfer of know-how was completed. The transaction price allocated to the R&D services obligation was deferred and recognized over time using a percentage-of-completion method.
Auditing the Company’s allocation of the transaction price in relation to the Novartis Tislelizumab Agreement is complex due to the significant estimates and judgments involved in determining the standalone selling prices for each performance obligation identified. The estimates of the standalone selling prices involved management’s key assumptions such as revenue growth rate, estimated clinical trial costs, mark-up rate, probability of technical and regulatory success, and discount rates. These significant assumptions are forward looking and could be affected by future economic, regulatory, and market conditions, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence for these estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the allocation of the transaction price in relation to the Novartis Tislelizumab Agreement. For example, we tested controls over management's review of the valuation methodologies and significant assumptions used in determining the estimated standalone selling prices of the identified performance obligations.
To test the allocation of the transaction price in relation to the Novartis Tislelizumab Agreement, our audit procedures included, among others, evaluating the valuation methodologies and the discount rates used by management to determine the standalone selling prices of the identified performance obligations, with the assistance of our internal valuation specialists. We tested the significant assumptions and the completeness and accuracy of the underlying data used by the Company in developing its projected future cashflows, including the revenue growth rate, the estimated clinical trial costs, mark-up rate and the probability of technical and regulatory success. We compared these significant assumptions to industry, business and market data and information available from third-party sources. We evaluated the sensitivity of the mark-up rate, probability of technical and regulatory success, and discount rates by assessing the changes to revenue recognition amounts from changes in these assumptions, both individually and in the aggregate. In addition, we assessed the adequacy of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young Hua Ming LLP
We have served as the Company’s auditor since 2014
Beijing, People’s Republic of China
February 28, 2022
4

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited BeiGene, Ltd.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BeiGene, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young Hua Ming LLP
Beijing, People’s Republic of China
February 28, 2022

5

BEIGENE, LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of December 31,
	Note	2021	2020
		$	$
Assets
Current assets:
Cash and cash equivalents		4,375,678	1,381,950
Short-term restricted cash	4	328	307
Short-term investments	5	2,241,962	3,268,725
Accounts receivable, net		483,113	60,403
Inventories	6	242,626	89,293
Prepaid expenses and other current assets	12	270,173	160,012
Total current assets		7,613,880	4,960,690
Long-term restricted cash	4	6,881	7,748
Property, plant and equipment, net	9	587,605	357,686
Operating lease right-of-use assets	8	117,431	90,581
Intangible assets, net	10	46,679	5,000
Deferred tax assets	11	110,424	65,962
Other non-current assets	12	163,049	113,090
Total non-current assets		1,032,069	640,067
Total assets		8,645,949	5,600,757
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		262,400	231,957
Accrued expenses and other payables	12	558,055	346,144
Deferred revenue, current portion	3	187,414	—
Tax payable	11	21,395	20,380
Operating lease liabilities, current portion	8	21,925	13,895
Research and development cost share liability, current portion	3	120,801	127,808
Short-term debt	13	427,565	335,015
Total current liabilities		1,599,555	1,075,199
Non-current liabilities:
Long-term debt	13	202,113	183,637
Deferred revenue, non-current portion	3	220,289	—
Operating lease liabilities, non-current portion	8	43,041	29,417
Deferred tax liabilities	11	14,169	10,792
Research and development cost share liability, non-current portion	3	269,561	375,040
Other long-term liabilities	12	54,234	57,429
Total non-current liabilities		803,407	656,315
Total liabilities		2,402,962	1,731,514
Commitments and contingencies	21
Equity:
Ordinary shares, 0.0001 par value per share; 9,500,000,000 shares authorized; 1,334,804,281 and 1,190,821,941 shares issued and outstanding as of December 31, 2021 and 2020, respectively		133	118
Additional paid-in capital		11,191,007	7,414,932
Accumulated other comprehensive income	17	17,950	6,942
Accumulated deficit		(4,966,103)	(3,552,749)
Total equity		6,242,987	3,869,243
Total liabilities and equity		8,645,949	5,600,757
 The accompanying notes are an integral part of these consolidated financial statements.
6

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2021	2020	2019
		$	$	$
Revenues
Product revenue, net	14	633,987	308,874	222,596
Collaboration revenue	3	542,296	—	205,616
Total revenues		1,176,283	308,874	428,212
Expenses
Cost of sales - product		164,906	70,657	71,190
Research and development		1,459,239	1,294,877	927,338
Selling, general and administrative		990,123	600,176	388,249
Amortization of intangible assets	10	750	846	1,326
Total expenses		2,615,018	1,966,556	1,388,103
Loss from operations		(1,438,735)	(1,657,682)	(959,891)
Interest (expense) income, net		(15,757)	1,998	9,131
Other income, net	5	15,904	37,490	7,174
Loss before income taxes		(1,438,588)	(1,618,194)	(943,586)
Income tax (benefit) expense	11	(25,234)	(17,671)	6,992
Net loss		(1,413,354)	(1,600,523)	(950,578)
Less: net loss attributable to noncontrolling interests		—	(3,617)	(1,950)
Net loss attributable to BeiGene, Ltd.		(1,413,354)	(1,596,906)	(948,628)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	15	(1.17)	(1.47)	(1.22)
Weighted-average shares outstanding, basic and diluted	15	1,206,210,049	1,085,131,783	780,701,283

Net loss per American Depositary Share (ADS), basic and diluted		(15.23)	(19.13)	(15.80)
Weighted-average ADSs outstanding, basic and diluted		92,785,388	83,471,676	60,053,945

The accompanying notes are an integral part of these consolidated financial statements.
7

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2021	2020	2019
		$	$	$
Net loss		(1,413,354)	(1,600,523)	(950,578)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	17	13,714	23,603	(9,424)
Pension liability adjustments	20	1,865	(8,113)	—
Unrealized holding loss, net	17	(4,571)	(419)	(448)
Comprehensive loss		(1,402,346)	(1,585,452)	(960,450)
Less: comprehensive loss attributable to noncontrolling interests		—	(3,489)	(2,295)
Comprehensive loss attributable to BeiGene, Ltd.		(1,402,346)	(1,581,963)	(958,155)

The accompanying notes are an integral part of these consolidated financial statements.
8

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2021	2020	2019
		$	$	$
Cash flows from operating activities:
Net loss		(1,413,354)	(1,600,523)	(950,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		46,457	31,789	18,617
Share-based compensation expense	16	240,712	183,481	134,154
Acquired in-process research and development		83,500	109,500	69,000
Amortization of research and development cost share liability	3	(112,486)	(113,986)	—
Unrealized gains on equity investments	5	(7,632)	(11,826)	—
Deferred income tax benefits		(41,085)	(27,807)	(9,232)
Other items, net		23,510	(4,673)	(1,397)
Changes in operating assets and liabilities:
Accounts receivable		(423,019)	10,363	(29,822)
Inventories		(153,333)	(58,906)	(12,311)
Other assets		(107,128)	(56,217)	(20,737)
Accounts payable		20,008	95,835	2,224
Accrued expenses and other payables		140,044	185,012	71,596
Deferred revenue		407,703	—	(27,982)
Other liabilities		(2,620)	(25,503)	6,199
Net cash used in operating activities		(1,298,723)	(1,283,461)	(750,269)
Cash flows from investing activities:
Purchases of property and equipment		(262,942)	(117,508)	(89,612)
Purchases of short-term investments		(2,147,881)	(5,663,727)	(1,169,300)
Proceeds from sale or maturity of short-term investments		3,146,891	2,751,075	1,882,075
Purchase of in-process research and development		(8,500)	(109,500)	(69,000)
Purchase of intangible assets	10	(43,409)	—	—
Purchase of long-term investments	5	(43,500)	(26,681)	—
Other investing activities		—	(2,025)	—
Net cash provided by (used in) investing activities		640,659	(3,168,366)	554,163
Cash flows from financing activities:
Proceeds from public offering, net of cost	18	3,392,616	—	—
Proceeds from sale of ordinary shares, net of cost	18	50,000	4,232,017	—
Proceeds from research and development cost share liability	3	—	616,834	—
Payment to acquire joint venture (JV) minority interest	7	—	(28,723)	—
Proceeds from long-term loan	13	16,838	110,208	67,489
Repayment of long-term loan	13	—	(132,061)	(32,813)
Proceeds from short-term loans	13	406,449	323,697	—
Repayment of short-term loans	13	(321,754)	(12,247)	—
Capital contribution from noncontrolling interest		—	—	4,000
Proceeds from option exercises and employee share purchase plan		92,762	93,101	47,004
Net cash provided by financing activities		3,636,911	5,202,826	85,680
Effect of foreign exchange rate changes, net		14,035	18,231	(9,512)
Net increase (decrease) in cash, cash equivalents, and restricted cash		2,992,882	769,230	(119,938)
Cash, cash equivalents, and restricted cash, beginning of year		1,390,005	620,775	740,713
Cash, cash equivalents, and restricted cash, end of year		4,382,887	1,390,005	620,775
Supplemental cash flow disclosures:
Cash and cash equivalents		4,375,678	1,381,950	618,011
Short-term restricted cash		328	307	288
Long-term restricted cash		6,881	7,748	2,476
Income taxes paid		15,695	10,596	8,984
Interest paid		29,967	44,130	4,315
Supplemental non-cash activities:
Acquisitions of equipment included in accounts payable		53,197	42,762	29,086
Purchase of in-process research and development included in accounts payable		75,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.
9

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total	Non- Controlling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2018	776,263,184	77	2,744,814	1,526	(1,007,215)	1,739,202	14,445	1,753,647
Contributions from shareholders	—	—	—	—	—	—	4,000	4,000
Exercise of options, ESPP and release of RSUs	20,571,675	2	47,002	—	—	47,004	—	47,004
Issuance of shares reserved for share option exercises	4,505,839	—	—	—	—	—	—	—
Share-based compensation	—	—	134,154	—	—	134,154	—	134,154
Other comprehensive loss	—	—	—	(9,527)	—	(9,527)	(345)	(9,872)
Net loss	—	—	—	—	(948,628)	(948,628)	(1,950)	(950,578)
Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,955,843)	962,205	16,150	978,355
Proceeds from issuance of ordinary shares, net of cost	145,838,979	14	2,069,596	—	—	2,069,610	—	2,069,610
Issuance of ordinary shares in connection with collaboration	206,635,013	21	2,162,386	—	—	2,162,407	—	2,162,407
Exercise of options, ESPP and release of RSUs	38,020,892	3	93,098	—	—	93,101	—	93,101
Use of shares reserved for share option exercises and RSU releases	(1,013,641)	1	—	—	—	1	—	1
Share-based compensation	—	—	183,481	—	—	183,481	—	183,481
Deconsolidation of a subsidiary	—	—	—	—	—	—	(3,545)	(3,545)
Acquisition of joint venture (JV) minority interest	—	—	(19,599)	—	—	(19,599)	(9,116)	(28,715)
Other comprehensive income	—	—	—	14,943	—	14,943	128	15,071
Net loss	—	—	—	—	(1,596,906)	(1,596,906)	(3,617)	(1,600,523)
Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,552,749)	3,869,243	—	3,869,243
Issuance of ordinary shares in connection with STAR Offering	115,055,260	12	3,392,604	—	—	3,392,616	—	3,392,616
Proceeds from issuance of ordinary shares, net of cost	2,151,877	—	50,000	—	—	50,000	—	50,000
Exercise of options, ESPP and release of RSUs	28,778,893	3	92,759	—	—	92,762	—	92,762
Use of shares reserved for share option exercises	(2,003,690)	—	—	—	—	—	—	—
Share-based compensation	—	—	240,712	—	—	240,712	—	240,712
Other comprehensive income	—	—	—	11,008	—	11,008		11,008
Net loss	—	—	—	—	(1,413,354)	(1,413,354)	—	(1,413,354)
Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(4,966,103)	6,242,987	—	6,242,987
 The accompanying notes are an integral part of these consolidated financial statements.
10

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
The Company currently has three approved medicines that were discovered and developed in its own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) for the treatment of various blood cancers, tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers, and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. The Company has obtained approvals to market BRUKINSA® in the United States, the People's Republic of China (China or the PRC), the European Union (EU), the United Kingdom (U.K.), Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging its China commercial capabilities, the Company has in-licensed the rights to distribute 13 approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen and Novartis Pharma AG (Novartis) to develop and commercialize innovative medicines.
The Company is committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Its internal clinical development capabilities are deep, including a more than 2,200-person global clinical development team that is running more than 90 ongoing or planned clinical trials in over 30 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across its portfolio, including its three internally discovered, approved medicines. The Company has enrolled in its clinical trials more than 14,500 subjects, of which approximately one-half have been outside of China.
The Company has built, and is expanding, its internal manufacturing capabilities, through its state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines, and plans to build a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. The Company also works with high quality contract manufacturing organizations (CMOs) to manufacture its internally developed clinical and commercial products.
Since its inception in 2010, the Company has become a fully integrated global organization of over 8,000 employees in 23 countries and regions, including the United States, China, Europe, and Australia.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its wholly-owned subsidiaries are eliminated upon consolidation.
Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries which are not attributable, directly or indirectly, to the controlling shareholders. Prior to 2020, the Company consolidated its interests in its joint ventures, BeiGene Biologics Co., Ltd. (BeiGene Biologics) and MapKure, LLC (MapKure), under the voting model and recognized the minority shareholders' equity interest as a noncontrolling interest in its consolidated financial statements. In June 2020, the Company deconsolidated MapKure and recorded an equity method investment for its remaining ownership interest in the joint venture (see Note 5). In November 2020, the Company acquired the remaining equity interest in BeiGene Biologics. Subsequent to the share purchase, BeiGene Biologics is a wholly owned subsidiary of the Company (see Note 7).
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
Functional Currency and Foreign Currency Translation
Functional currency
The Company uses the United States dollar ("$" or U.S. dollar) as its reporting currency. Operations in subsidiaries are recorded in the functional currency of the respective subsidiary. The determination of functional currency is based on the criteria of Accounting Standard Codification (ASC) 830, Foreign Currency Matters.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Property, plant and equipment, other than land and construction in progress, are depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Useful Lives
Building	20 years
Manufacturing equipment	3 to 10 years
Laboratory Equipment	3 to 5 years
Software, Electronic and Office Equipment	3 to 5 years
Leasehold Improvements	Lesser of useful life or lease term
 Leases
Effective January 1, 2019, the Company adopted ASC, Topic 842, Leases (ASC 842) using the effective date method. The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of December 31, 2021. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
At the commencement date of a lease, the Company determines the classification of the lease based on the relevant factors present and records a right-of-use (ROU) asset and lease liability. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are calculated as the present value of the lease payments not yet paid. Variable lease payments not dependent on an index or rate are excluded from the ROU asset and lease liability calculations and are recognized in expense in the period which the obligation for those payments is incurred. As the rate implicit in the Company’s leases is not typically readily available, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This incremental borrowing rate reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. ROU assets include any lease prepayments and are reduced by lease incentives. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease terms are based on the non-cancelable term of the lease and may contain options to extend the lease when it is reasonably certain that the Company will exercise that option.
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
In 2017, the Company acquired a land use right from the local Bureau of Land and Resources in Guangzhou for the purpose of constructing and operating the Company's biologics manufacturing facility in Guangzhou. In 2019, the Company acquired a second Guangzhou land use right from the local Bureau of Land and Resources. In 2021, the Company acquired two land use rights from the local Bureau of Land and Resources to expand its biologics manufacturing facility in Guangzhou. Guangzhou land use rights are being amortized over the respective terms of the land use rights, which are each 50 years.
14

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

In 2018, the Company acquired a land use right in conjunction with the acquisition of Beijing Innerway Bio-tech Co., Ltd. The land use right is being amortized over the term of the land use right, which is 36 years.
In 2020, the Company acquired a land use right from the local Bureau of Land and Resources in Suzhou to construct its research, development and manufacturing facility in Suzhou. The land use right is being amortized over the term of the land use right, which is 30 years.
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
The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company's reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes the Company's evaluation of relevant events and circumstances affecting the Company's single reporting unit, including macroeconomic, industry, and market conditions, the Company's overall financial performance, and trends in the market price of the Company's ADSs. If qualitative factors indicate that it is more likely than not that the Company's reporting unit’s fair value is less than its carrying amount, then the Company will perform the quantitative impairment test by comparing the reporting unit’s carrying amount, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. For the years ended December 31, 2021, 2020 and 2019 the Company determined that there were no indicators of impairment of goodwill.
Intangible assets acquired through business combinations are recognized as assets separate from goodwill and are measured at fair value upon acquisition. Intangible assets acquired in transactions that are not business combinations are recorded at the allocated portion of total consideration transferred based on their relative fair value in relation to net assets acquired. Intangible assets associated with milestone payments made to third parties subsequent to regulatory approval are recorded at cost. Identifiable intangible assets consist of distribution rights for approved cancer therapies licensed from BMS that are amortized on a straight-line basis over the estimated useful lives of the assets, which is 10 years; post-approval milestone payments under license and commercialization agreements, that are amortized over the remainder of the product patent or the term of the commercialization agreements; and trading licenses that are amortized over the initial license term.
Intangible assets with finite useful lives are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company evaluates the recoverability of the intangible assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. For the years ended December 31, 2021, 2020 and 2019, the Company determined that there were no indicators of impairment of its other intangible assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2021, 2020 and 2019, there was no impairment of the value of the Company’s long-lived assets.

15

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Fair Value Measurements
Fair value of financial instruments
The Company applies ASC topic 820 (ASC 820), Fair Value Measurements and Disclosures, in measuring fair value. ASC 820 defines fair value, establishes a framework for measuring fair value and requires disclosures to be provided on fair value measurement. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach; and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.
Financial instruments measured at fair value on a recurring basis
The following tables set forth assets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

As of December 31, 2021	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	107,855	—	—
Money market funds	315,564	—	—
Short-term investments (Note 5):
U.S. treasury securities	2,241,962	—	—
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	23,809	10,306	—
Total	2,689,190	10,306	—
16

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

As of December 31, 2020	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	286,072	—	—
Money market funds	80,838	—	—
Short-term investments (Note 5):
U.S. treasury securities	3,268,725	—	—
Other non-current assets (Note 5):
Equity securities	10,810	6,669	—
Total	3,646,445	6,669	—
The Company's cash equivalents are highly liquid investments with original maturities of 3 months or less. Short-term investments represent the Company's investments in available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
The Company's equity securities carried at fair value consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. (Leap), which were acquired in connection with a collaboration and license agreement entered into in January 2020 and in Leap's underwritten public offering in September 2021. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies. Refer to Note 5, Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
As of December 31, 2021 and 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt approximates its fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
Revenue Recognition
Effective January 1, 2018, the Company adopted ASC, Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Product Revenue
The Company generates product revenues in China through the sale of its internally developed drugs tislelizumab, BRUKINSA® and pamiparib, and the sale of in-licensed products through its agreements with Amgen, BMS, Bio-Thera and EUSA Pharma. Under the commercial profit share arrangement with Amgen, the Company is the principal for in-licensed product sales to customers in China during the commercialization period and recognizes 100% of net product revenue on these sales. Amounts due to Amgen for its portion of net product sales are recorded as cost of sales. In the United States, the Company generates product revenues from the sale of BRUKINSA®.
In China, the Company sells its internally developed products to multiple distributors, who in turn sell the product to hospitals or pharmacies within their authorized territories to be sold ultimately to patients. In-licensed products are sold to a first tier distributor who subsequently resells the products to second tier distributors who ultimately sell the products to health care providers and patients. In the United States, the Company distributes BRUKINSA® through specialty pharmacies and specialty distributors. The specialty pharmacies and specialty distributors subsequently resell the product to health care providers and patients.
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
Estimates for variable consideration for which reserves are established at the time of sale include government and commercial rebates, provisions for acceptance of National Reimbursement Drug List pricing in the PRC, chargebacks, trade discounts and allowances, sales returns allowances and other incentives that are offered within contracts between the Company and its customers, health care providers and other indirect customers. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, channel inventory levels, specific known market events and trends, industry data and forecasted customer buying and payment patterns.
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
Collaboration Revenue
At contract inception, the Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently.
18

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
Options to License Intellectual Property: Upfront non-refundable payments for options to license the Company’s intellectual property are evaluated to determine if the option represents a material right and is distinct from the other performance obligations identified in the arrangement. For options determined to be a material right and distinct, the Company defers the non-refundable up-front fees allocated to the option and recognizes revenues at a point in time, at the earlier of when the option is exercised or the option period expires.
Right to Access Intellectual Property during the Option Period: The portion of a transaction price allocated to the other parties right to access the Company's intellectual property to generate their own data during an option period is deferred and recognized as collaboration revenue over the option period on a straight-line basis as the right to use the intellectual property is provided and the data generated.
Research and Development Services: The portion of a transaction price allocated to research and development services performance obligations is deferred and recognized as collaboration revenue over time as delivery or performance of such services occurs.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Research and Development Expenses
Research and development expenses consist of the costs associated with our research and development activities, conducting preclinical studies and clinical trials, and activities related to regulatory filings, which primarily include (i) payroll and related costs (including share-based compensation) associated with research and development personnel, (ii) costs related to clinical trials and preclinical testing of the Company’s technologies under development, (iii) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses, (iv) expenses for research services provided by universities and contract laboratories, including sponsored research funding, and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to the Company’s research and development services and have no alternative future uses.
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
The process of estimating the Company's research and development expenses involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company's service providers invoice it in arrears for services performed, on a pre‑determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of the expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting expenses that are too high or too low in any particular period. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

loss, foreign currency translation adjustments, pension liability adjustments and unrealized holding gains/losses associated with the available-for-sale debt securities, and is presented in the consolidated statements of comprehensive loss.
Share-Based Compensation
Awards granted to employees
The Company applies ASC 718, Compensation—Stock Compensation (ASC 718), to account for its employee share-based payments. In accordance with ASC 718, the Company determines whether an award should be classified and accounted for as a liability award or equity award. All the Company’s grants of share-based awards to employees were classified as equity awards and are recognized in the financial statements based on their grant date fair values. Specifically, the grant date fair value of share options is calculated using an option pricing model. The fair value of restricted shares and restricted share units are based on the closing market price of our ADSs on the NASDAQ Global Select Market on the date of grant. The Company has elected to recognize compensation expense using the straight-line method for all employee equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the options that are vested at that date. The Company uses the accelerated method for all awards granted with graded vesting based on performance conditions. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
Diluted loss per share is calculated by dividing net loss attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the Company’s convertible preferred shares, if any, using the if-converted method, and ordinary shares issuable upon the conversion of the share options and unvested restricted shares, using the treasury stock method.
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
Concentration of Risks
Concentration of credit risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents short-term investments, and accounts receivable.
As of December 31, 2021 and 2020, $4,375,678 and $1,381,950 were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC, respectively. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. As of December 31, 2021 and 2020, the Company had short-term investments amounting to $2,241,962 and $3,268,725, respectively.
At December 31, 2021, the Company’s short-term investments were comprised of U.S. treasury securities. The Company believes that U.S. treasury securities are of high credit quality and continually monitors the credit worthiness of these institutions.
As of December 31, 2021 and 2020, the Company had accounts receivable, net of $483,113 and $60,403, respectively. Accounts receivable, net represent amounts arising from product sales and amounts due from the our collaboration partners.
22

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The Company monitors economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection.
Customer concentration risk
For the year ended December 31, 2021, sales to the Company's three largest product distributors, Sinopharm, China Resources, and Shanghai Pharmaceutical represented approximately 26.0%, 19.9% and 16.7% of product revenue, respectively, and collectively, represented approximately 23.4% of trade accounts receivable as of December 31, 2021. For the year ended December 31, 2021, the Company's collaboration revenue consisted entirely of revenue recognized under its out-licensing collaboration agreements with Novartis. Receivables from Novartis represented approximately 66.4% of trade accounts receivable as of December 31, 2021, primarily due to the invoicing of the $300,000 upfront fee related to the Ociperlimab option, collaboration and license agreement.
For the year ended December 31, 2020, sales to the Company's two largest product distributors, China Resources and Sinopharm, represented approximately 38.7% and 25.4% of product revenue, respectively, and collectively, represented approximately 59.6% of trade accounts receivable as of December 31, 2020.
For the year ended December 31, 2019, substantially all of the Company's revenue was from BMS and the Company's product distributor, China Resources, in China.
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
Currency convertibility risk
A significant portion of the Company’s expenses, assets and liabilities are denominated in RMB. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the PBOC). However, the unification of the exchange rates does not imply that the RMB may be readily convertible into U.S. dollar or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.
Additionally, the value of the RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.
Foreign currency exchange rate risk
Since July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For RMB against U.S. dollar, there was appreciation of approximately 2.3%, appreciation of approximately 6.3% and depreciation of approximately 1.3%, in the years ended December 31, 2021, 2020 and 2019. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
New accounting standards which have not yet been adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.
3. Collaborative and Licensing Arrangements
The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of and options to out-license internally developed products and drug candidates to other parties, in-licenses of products and drug candidates from other parties, and profit- and cost-sharing arrangements. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost-sharing and reimbursement arrangements, royalty payments, and profit sharing.
Out-Licensing Arrangements
During the three years ended December 31, 2021, the Company’s collaboration revenue related to its out-licensing collaborative agreements has consisted of upfront license fees, research and development services revenue and right to access intellectual property revenue from its collaboration agreements with Novartis for tislelizumab and ociperlimab and reimbursement of research and development costs, research and development service revenue and termination fees from its collaboration with BMS for tislelizumab.
The following table summarizes total collaboration revenue recognized for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Revenue from Collaborators	$	$	$
License revenue	484,646	—	—
Reimbursement of research and development costs	—	—	27,634
Research and development service revenue	53,671	—	27,982
Right to access intellectual property revenue	3,979	—	—
Other	—	—	150,000
Total	542,296	—	205,616
24

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Novartis
Tislelizumab Collaboration and License
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
The Company evaluated the Novartis agreement under ASC 606 as all the material units of account within the agreement represented transactions with a customer. The Company identified the following material components under the agreement: (1) exclusive license for Novartis to develop, manufacture, and commercialize tislelizumab in the Novartis Territory, transfer of know-how and use of the tislelizumab trademark; (2) conducting and completing ongoing trials of tislelizumab (R&D services); and (3) supplying Novartis with required quantities of the tislelizumab drug product, or drug substance, upon receipt of an order from Novartis.
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
The Company determined that the transaction price as of the outset of the arrangement was the upfront payment of $650,000. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained due to uncertainty of achievement. The transaction price was allocated to the two identified performance obligations based on a relative fair value basis. The standalone selling price of the license, transfer of know-how and use of trademarks performance obligation was determined using the adjusted market assessment approach based on the probability-weighted present value of forecasted cash flows associated with out-licensing tislelizumab in the Novartis Territory. The standalone selling price of the R&D services was valued using a cost plus margin valuation approach based on the present value of estimated tislelizumab clinical trial costs plus a reasonable margin. Based on the relative standalone selling prices of the two performance obligations, $484,646 of the total transaction price was allocated to the license and $165,354 was allocated to the R&D services. The estimates of the standalone selling prices involved management's key assumptions such as revenue growth rate, estimated clinical trial costs, mark-up rate, probability of technical and regulatory success, and discount rates. These significant assumptions are forward looking and could be affected by future economic, regulatory and market conditions.
The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the year ended December 31, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the year ended December 31, 2021. The portion of the transaction price allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $53,421 during the year ended December 31, 2021.
25

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Ociperlimab Option, Collaboration and License Agreement and China Broad Market Development Agreement
In December 2021, the Company expanded its collaboration with Novartis by entering into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize the Company's investigational TIGIT inhibitor ociperlimab in the Novartis Territory. In addition, the Company and Novartis entered into an agreement granting the Company rights to market, promote and detail five approved Novartis oncology products, TAFINLAR® (dabrafenib), MEKINIST® (trametinib), VOTRIENT® (pazopanib), AFINITOR® (everolimus), and ZYKADIA® (ceritinib), across designated regions of China referred to as “broad markets.”
Under the terms of the option, collaboration and license agreement, the Company received an upfront cash payment of $300,000 in January 2022 from Novartis and will receive an additional payment of $600,000 or $700,000 in the event Novartis exercises its exclusive time-based option prior to mid-2023 or between then and late-2023, respectively. Following option exercise, the Company is eligible to receive up to $745,000 upon the achievement of regulatory approval milestones, $1,150,000 upon the achievement of sales milestones, and royalties on future sales of ociperlimab in the Novartis Territory. Subject to the terms of the option, collaboration and license agreement, during the option period, Novartis has agreed to initiate and fund additional global clinical trials with ociperlimab and the Company has agreed to expand enrollment in two ongoing trials. Following the option exercise, Novartis has agreed to share development costs of global trials. Following approval, the Company has agreed to provide 50 percent of the co-detailing and co-field medical efforts in the United States, and has an option to co-detail up to 25 percent in Canada and Mexico, funded in part by Novartis. Each party retains the worldwide right to commercialize its propriety products in combination with ociperlimab, as is the case with tislelizumab under the tislelizumab collaboration and license agreement. The existing tislelizumab collaboration and license agreement was not modified as a result of the ociperlimab option, collaboration and license agreement.
The Company evaluated the Novartis agreements under ASC 606 as the units of account within the agreement represented transactions with a customer. The Company identified the following material promises under the agreement: (1) exclusive option for Novartis to license the rights develop, manufacture, and commercialize ociperlimab in the Novartis Territory; (2) Novartis' right to access ociperlimab in its own clinical trials during the option period; (3) initial transfer of BeiGene know-how; and (4) conducting and completing ongoing trials of ociperlimab during the option period (R&D Services). The market development activities are considered immaterial in the context of the contracts.
The Company concluded that, at the inception of the agreement, the option for the exclusive product license constitutes a material right as it represents a significant and incremental discount to the fair value of the exclusive product license that Novartis would not have received without entering into the agreement and is therefore considered a distinct performance obligation. The Company determined that Novartis' right to access ociperlimab in its own trials over the option period and the initial transfer of know-how were not distinct from each other, as the right to access ociperlimab has limited value without the corresponding know-how transfer, and therefore should be combined into one distinct performance obligation. The R&D Services represent a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to Novartis.
The Company determined the transaction price as of the outset of the arrangement was the upfront payment of $300,000. The option exercise fee is contingent upon Novartis exercising its right and is considered fully constrained until the option is exercised. Additionally, the milestone and royalty payments are not applicable until after the option is exercised, at which point the likelihood of meeting milestones, regulatory approval and meeting certain sales thresholds will be assessed. The transaction price was allocated to the three identified performance obligations based on a relative fair value basis. The standalone selling price of the material right for the option to the exclusive product license was calculated as the incremental discount between (i) the value of the license determined using a discounted cash flow method adjusted for probability of the option being exercised and (ii) the expected option exercise fee using the most-likely-amount method at option exercise. The standalone selling price of the combined performance obligation for Novartis' right to access ociperlimab for its own clinical trials during the option period and the initial transfer of BeiGene know-how was determined using a discounted cash flow method. The standalone selling price of the R&D Services was determined using an expected cost plus margin approach. Based on the relative standalone selling prices of the three performance obligations, $71,980 of the total transaction price was allocated to the material right, $213,450 was allocated to Novartis' right to use ociperlimab in its own clinical trials during the option period and the transfer of BeiGene know-how, and $14,570 was allocated to the R&D Services.
The Company will satisfy the material right performance obligation at a point in time at the earlier of when Novartis exercises the option and the license is delivered or the expiration of the option period. As such, the entire amount of the
26

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

transaction price allocated to the material right was deferred. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the R&D Services was deferred and is being recognized as collaboration revenue as the R&D Services are performed over the expected option period. The Company recognized collaboration revenue of $3,979 related to Novartis right to access ociperlimab in clinical trials and the transfer of know how performance obligation and R&D service revenue of $250 during the year ended December 31, 2021.
Celgene Corporation, a Bristol Myers Squibb company (BMS)
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
Under ASC 606, the Company identified the following deliverables of the collaboration agreement as distinct performance obligations: (a) the license provided to BMS for the exclusive right to develop and commercialize tislelizumab, in all fields of treatment, other than hematology, in the United States, Europe, Japan and the rest of world other than Asia (the "License"); and (b) the research and development services provided to BMS to develop tislelizumab within specified indications (R&D services). For each deliverable, the Company determined the stand-alone selling price and allocated the non-constrained consideration of $250,000 to the units of accounting using the relative selling price method. The consideration allocated to the License was recognized upon transfer of the License to BMS at contract inception and the consideration allocated to the R&D services was deferred and recognized over the term of the respective clinical studies for the specified indications. The payments associated with the defined developmental, regulatory, and commercialization goals were considered variable consideration and were fully constrained at contract inception through the date of termination.
In connection with the termination in June 2019, the Company regained full global rights to tislelizumab and received a $150,000 payment from BMS. The payment was recognized as other collaboration revenue upon termination as the Company had no further performance obligations under the collaboration. Upon termination, the Company also recognized the remainder of the deferred revenue balance related to the upfront consideration allocated to research and development services at the time of the original collaboration. The Company's license from BMS to distribute the approved cancer therapies ABRAXANE®, REVLIMID®, and VIDAZA® in China was not affected by the termination of the tislelizumab collaboration. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an
27

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Legal Proceedings”.
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
Amgen and the Company are also jointly developing a portfolio of Amgen oncology pipeline assets under the collaboration. The Company is responsible for conducting clinical development activities in China and co-funding global development costs by contributing cash and development services up to a total cap of $1,250,000. Amgen is responsible for all development, regulatory and commercial activities outside of China. For each pipeline asset that is approved in China, the Company will receive commercial rights for seven years from approval. The Company has the right to retain approximately one out of every three approved pipeline assets, other than LUMAKRAS™ (sotorasib), Amgen's KRAS G12C inhibitor, for commercialization in China. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. The Company is entitled to receive royalties from sales in China for pipeline assets returned to Amgen for five years after the seven-year commercialization period. The Company is also entitled to receive royalties from global sales of each product outside of China (with the exception of LUMAKRAS™).
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
In connection with the Amgen Collaboration Agreement, a Share Purchase Agreement (SPA) was entered into by the parties on October 31, 2019. On January 2, 2020, the closing date of the transaction, Amgen purchased 15,895,001 of the Company's ADSs for $174.85 per ADS, representing a 20.5% ownership stake in the Company. Per the SPA, the cash proceeds
28

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

shall be used as necessary to fund the Company's development obligations under the Amgen Collaboration Agreement. Pursuant to the SPA, Amgen also received the right to designate one member of the Company's board of directors, and Anthony Hooper joined the Company's board of directors as the Amgen designee in January 2020.
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
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the year ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	$	$
Research and development expense	115,464	117,005
Amortization of research and development cost share liability	112,486	113,986
Total amount due to Amgen for BeiGene's portion of the development funding	227,950	230,991

		As of December 31, 2021
Remaining portion of development funding cap		791,059
As of December 31, 2021 and 2020, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of December 31,
	2021	2020
	$	$
Research and development cost share liability, current portion	120,801	127,808
Research and development cost share liability, non-current portion	269,561	375,040
Total research and development cost share liability	390,362	502,848
29

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The net reimbursement due under the commercial profit-sharing agreement for in-line product sales is classified in the consolidated statements of operations for the year ended December 31, 2021 and 2020 as follows:

	Year Ended December 31,
	2021	2020
	$	$
Cost of sales - product	1,893	(1,210)
Selling, general and administrative	(45,152)	(9,750)
Research and development	423	(660)
Total	(42,836)	(11,620)
The Company purchases commercial inventory from Amgen to distribute in China. Total inventory purchases amounted to $110,303 and $38,392, respectively, during the year ended December 31, 2021 and 2020. Net amounts payable to Amgen as of December 31, 2021 and 2020 were $106,790 and $122,828, respectively.
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
Upfront and milestone payments made under these arrangements for the years ended December 31, 2021, 2020 and 2019 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or the term of the commercialization agreements.

		Year Ended December 31,
		2021	2020	2019
Payments due to collaboration partners	Classification	$	$	$
Upfront payments	Research and development expense	83,500	109,500	50,000
Development milestone payments	Research and development expense	15,000	15,800	—
Regulatory and commercial milestone payments	Intangible asset	43,394	—	—
Total		141,894	125,300	50,000
Our significant license agreements are described below:
Shoreline Biosciences, Inc.
In June 2021, the Company entered into an exclusive worldwide strategic collaboration with Shoreline Biosciences, Inc. (Shoreline) to develop and commercialize a portfolio of natural killer (NK)-based cell therapeutics with Shoreline's induced pluripotent stem cells (iPSC) NK cell technology and the Company's research and clinical development capabilities for different malignancies. Under the collaboration, the Company and Shoreline are working jointly to develop cell therapies for four designated therapeutic targets, with an option to expand the collaboration at a future date. Clinical development is being led by the Company globally, with Shoreline responsible for clinical manufacturing. The Company has commercial rights globally, with Shoreline having an option to retain commercialization rights in the United States and Canada for two targets. Under the terms of the agreement, Shoreline received a $45,000 upfront payment in January 2022 and is eligible to receive additional R&D funding, milestone payments and royalties based upon the achievement of certain development, regulatory, and commercial milestones. The upfront payment was expensed to research and development expense during the year ended December 31, 2021 in accordance with the Company's acquired in-process research and development expense policy.
Nanjing Leads Biolabs, Inc.
In December 2021, the Company entered into a license and collaboration agreement with Nanjing Leads Biolabs, Inc. (Leads Biolabs) for worldwide research, development and manufacturing rights and exclusive commercialization rights outside
30

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

of China to LBL-007, a novel investigational antibody targeting the LAG-3 pathway. Under the terms of the agreement, Leads Biolabs received an upfront payment of $30,000 in January 2022 and is eligible to receive up to $742,000 in clinical development, regulatory approval and sales milestones. Leads Biolabs is also eligible to receive tiered royalties on future sales in the licensed territory. The upfront payment was expensed to research and development expense during the year ended December 31, 2021 in accordance with the Company's acquired in-process research and development expense policy.
EUSA Pharma
In January 2020, the Company entered into an exclusive development and commercialization agreement with EUSA Pharma (EUSA) for the orphan biologic products SYLVANT® (siltuximab) and QARZIBA® (dinutuximab beta) in China. Under the terms of the agreement, EUSA granted the Company exclusive rights to SYLVANT® in greater China and to QARZIBA® in mainland China. Under the agreement, the Company is funding and undertaking all clinical development and regulatory submissions in the territories, and commercializing both products once approved. EUSA received a $40,000 upfront payment upon contract execution and is eligible to receive additional payments upon the achievement of regulatory and commercial milestones up to a total of $120,000. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company's acquired in-process research and development expense policy. In 2021, QARZIBA® and SYLVANT® were approved and launched in mainland China and greater China, respectively. The approvals triggered regulatory milestone payments that were capitalized as intangible assets and are being amortized over the remaining term of the license agreement. EUSA is receiving tiered royalties on SYLVANT® product sales, which the Company records as cost of sales in the period the respective sales are generated.
Assembly Biosciences, Inc.
In July 2020, the Company entered into a collaboration agreement with Assembly Biosciences, Inc. (Assembly) for Assembly's portfolio of three clinical-stage core inhibitor candidates for the treatment of patients with chronic hepatitis B virus (HBV) infection in China. Under the terms of the agreement, Assembly granted BeiGene exclusive rights to develop and commercialize ABI-H0731, ABI-H2158 and ABI-H3733 in China, including Hong Kong, Macau, and Taiwan. BeiGene is responsible for development, regulatory submissions, and commercialization in China. Assembly retains full worldwide rights outside of the partnered territory for its HBV portfolio. Assembly received an upfront payment of $40,000 and is eligible to receive payments upon achievement of development, regulatory and commercial milestones up to a total of $503,750. Assembly is also eligible to receive tiered royalties on net sales. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company's acquired in-process research and development expense policy.
Bio-Thera Solutions, Ltd.
In August 2020, the Company entered into a license, distribution and supply agreement with Bio-Thera Solutions, Ltd. (Bio-Thera) for Bio-Thera's POBEVCY® (BAT1706), a biosimilar to Avastin® (bevacizumab) in China. The agreement became effective on September 10, 2020 upon approval of Bio-Thera's shareholders, and was subsequently assigned by the Company to its affiliate BeiGene (Guangzhou) Co., Ltd. (BeiGene Guangzhou) on September 18, 2020, as permitted by the agreement. Under the terms of the agreement, Bio-Thera agreed to grant BeiGene the right to develop, manufacture, and commercialize POBEVCY® in China, including Hong Kong, Macau, and Taiwan. Bio-Thera retained rights outside of the partnered territory. Bio-Thera received an upfront payment of $20,000 in October 2020 and is eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $145,000. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company's acquired in-process research and development expense policy. In November 2021, POBEVCY® obtained regulatory approval, and was subsequently launched, in China, triggering a milestone payment that was capitalized as an intangible asset that is being amortized over the remaining term of the license agreement. Bio-Thera is also receiving tiered royalties on product sales, which the Company records as cost of sales in the period the respective sales are generated.
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
31

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
Zymeworks Inc.
In November 2018, the Company and Zymeworks entered into collaboration and license agreements whereby the Company acquired licenses to develop and commercialize Zymeworks’ clinical-stage HER2-targeted bispecific antibody candidate ZW25 (zanidatamab) and its preclinical-stage bispecific antibody drug conjugate (ADC) ZW49 in Asia (excluding Japan), Australia, and New Zealand. In addition, Zymeworks granted BeiGene a license to Zymeworks' proprietary Azymetric™ and EFECT™ platforms to develop and commercialize globally up to three other bispecific antibodies using the platforms.
Under the collaboration agreements, BeiGene will be responsible for all clinical development and regulatory submissions in the licensed territories. BeiGene and Zymeworks have also agreed to collaborate on global development of zanidatamab and ZW49 in HER2‑expressing solid tumors, including gastric and breast cancer, with BeiGene enrolling patients and contributing clinical trial data from the licensed territories. Zymeworks retains full rights to both zanidatamab and ZW49 outside of the specified countries and will continue to lead global development of these drug candidates.
Under the terms of the license and collaboration agreements for ZW49 and zanidatamab, Zymeworks received total upfront payments of $40,000 and is eligible to receive additional payments upon the achievement of development and commercial milestones for both product candidates. In addition, Zymeworks will be eligible to receive tiered royalties on future sales of zanidatamab and ZW49 in the licensed territory.
Under the terms of the research and license agreement for the Azymetric™ and EFECT™ platforms, Zymeworks received an upfront payment of $20,000 and is eligible to receive additional payments upon the achievement of development and commercial milestones for up to three bispecific product candidates developed under the agreement. In addition, Zymeworks will be eligible to receive tiered royalties on future global sales of bispecific products developed by BeiGene under the agreement.
The upfront payments were expensed to research and development expense during the year ended December 31, 2018, in accordance with the Company's acquired in-process research and development expense policy. The Company recognized development milestone payments related to the development of zanidatamab during the years ended December 31, 2021 and 2020 within research and development expense.
Other
In addition to the collaborations discussed above, the Company has entered into additional collaborative arrangements during the years ended December 31, 2021 and 2020. The Company may be required to pay additional amounts upon the achievement of various development and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidate were to advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay significant milestones upon approval and milestones and/or royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.
4. Restricted Cash
The Company’s restricted cash balance of $7,209 and $8,055 as of December 31, 2021 and 2020, respectively, primarily consist of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on term of restriction.

32

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

5. Investments
Short-Term Investments
Short-term investments as of December 31, 2021 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	2,245,662	—	3,700	2,241,962
Total	2,245,662	—	3,700	2,241,962
Short-term investments as of December 31, 2020 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	3,267,875	850	—	3,268,725
Total	3,267,875	850	—	3,268,725
The Company does not consider the investments in U.S. treasury securities to be other-than-temporarily impaired at December 31, 2021. As of December 31, 2021, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of December 31, 2021.
Equity Securities with Readily Determinable Fair Values
Leap Therapeutics, Inc. (Leap)
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap's underwritten public offering. As of December 31, 2021, the Company's ownership interest in the outstanding common stock of Leap was 8.3% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 13.1%. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income, net. During the year ended December 31, 2021 and 2020, the Company recorded an unrealized gain of $9,386 and $12,479, respectively, in the consolidated statement of operations.
As of December 31, 2021 and 2020, the fair value of the common stock and warrants was as follows:

	As of December 31,
	2021	2020
	$	$
Fair value of Leap common stock	23,809	10,810
Fair value of Leap warrants	10,306	6,669
Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $43,722 and $9,705 in equity securities without readily determinable fair values as of December 31, 2021
33

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

and 2020, respectively. There were no adjustments to the carrying values of these securities for the year ended December 31, 2021 and 2020.
Equity-Method Investments
MapKure
In June 2019, the Company announced the formation of MapKure, an entity jointly owned by the Company and SpringWorks Therapeutics, Inc. (SpringWorks). The Company out-licensed to MapKure the Company's product candidate BGB-3245, an investigational oral, selective small molecule inhibitor of monomer and dimer forms of activating B-RAF mutations including V600 BRAF mutations, non-V600 B-RAF mutations, and RAF fusions. The Company received 10,000,000 Series A preferred units of MapKure, or a 71.4% ownership interest in exchange for its contribution of the intellectual property. SpringWorks purchased 3,500,000 Series A preferred units, or a 25% ownership interest, and other investors purchased 250,000 Series A preferred units or 1.8% ownership each. Following the initial closing, the Company consolidated its interests in MapKure under the voting model due to its controlling financial interest.
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
Upon deconsolidation, the Company recorded an equity investment of $10,000, which represents the estimated fair value of its 55.6% ownership interest in MapKure. Effective June 8, 2020, the Company is accounting for the investment as an equity-method investment and records its portion of MapKure's earnings or losses within other income, net. The Company recognized losses of $1,176 and $491 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the carrying amount of the Company's investment in MapKure was $8,333 and 9,509, respectively.
Guangzhou GET Phase I Biomedical Industry Investment Fund Partnership (Limited Partnership)
In July 2020, BeiGene (Guangzhou) invested $11,782 (RMB80,000) in an existing investment fund, Guangzhou GET Phase I Biomedical Industry Investment Fund Partnership (Limited Partnership) (GET Bio-fund). The stated purpose of GET Bio-fund is to promote and upgrade the local industrial transformation in Guangzhou and it is committed to invest at least 60% of the total fund in the biotechnology, medical device, and medical information industries.
GET Bio-fund has six limited partners and one general partner, Guangzhou GET Biomedical Industry Investment Fund Management Co., Ltd. (GET Bio-fund Management). GET Bio-fund has an agreed duration for seven years, with the first five years as the investment period and the following two years as the projected payback period. The agreed upon duration may be extended for two additional years with the approval of all of the partners. As of December 31, 2021, BeiGene Guangzhou, as a limited partner, holds an ownership interest in the fund of 19.3%. The investment committee for the fund has seven members, and requires resolutions to be approved by at least five of the seven members. BeiGene Guangzhou holds one position on the investment committee and GET Bio-fund Management holds three positions. The Company determined that it has the ability to exercise significant influence over the fund due to the Company's ownership interest and involvement on the investment committee, and the investment represents an equity method investment. The Company recognized losses of $145 and $68 for its portion of the fund's net loss for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the carrying amount of the Company's investment in the fund was $12,333 and $12,189, respectively.
Other Equity-Method Investment
In addition to the equity-method investments mentioned above, the Company made additional equity-method investments during the years ended December 31, 2021and 2020 that it does not consider to be individually significant to its financial statements. The Company recognized the equity-method investments at cost and subsequently adjusted the basis based on the Company's share of the results of operations. The Company records its share of the investees' results of operations within other income, net.
34

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

6. Inventories
The Company’s inventory balance consisted of the following:

	As of December 31,
	2021	2020
	$	$
Raw materials	78,140	19,330
Work in process	9,397	1,378
Finished goods	155,089	68,585
Total inventories	242,626	89,293
7. Manufacturing Facility in Guangzhou, China
Manufacturing legal entity structure
BeiGene Shanghai, originally established as a wholly-owned subsidiary of BeiGene (Hong Kong) Co., Ltd. (BeiGene HK), and currently a wholly-owned subsidiary of BeiGene Biologics, as described below, provides clinical development services for BeiGene affiliates and is the clinical trial authorization (CTA) holder and marketing authorization application (MAA) holder for tislelizumab in China.
In March 2017, BeiGene HK, a wholly owned subsidiary of the Company, and Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) (GET), entered into a definitive agreement to establish a commercial scale biologics manufacturing facility in Guangzhou, Guangdong Province, PRC. BeiGene HK and GET entered into an Equity Joint Venture Contract (the “JV Agreement”).
Under the terms of the JV Agreement, BeiGene HK made an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET made a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, on March 7, 2017, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the “Shareholder Loan”) to BeiGene Biologics. In September 2019, BeiGene Biologics completed the first phase of construction of a biologics manufacturing facility in Guangzhou, through a wholly owned subsidiary, the BeiGene Guangzhou Biologics Manufacturing Co., Ltd. (BeiGene Guangzhou Factory), to manufacture biologics for the Company and its subsidiaries.
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
In September 2020, BeiGene HK entered into a share purchase agreement (JV Share Purchase Agreement) with GET to acquire GET’s 5% equity interest in BeiGene Biologics for a total purchase price of $28,723 (RMB195,262). The transaction was finalized in November 2020 upon completion of the business registration filing. The share purchase was recorded as an equity transaction. The carrying amount of the noncontrolling interest balance of $9,116 was adjusted to nil to reflect the increase in BeiGene HK’s ownership interest to 100%, and the difference in the fair value of the consideration paid and the carrying amount of the noncontrolling interest of $19,599 was recorded to additional paid in capital. In connection with the JV Share Purchase Agreement, BeiGene Biologics repaid the outstanding principal of the Shareholder Loan of $132,061 (RMB900,000) and accrued interest of $36,558 (RMB249,140).
In connection with the JV share purchase, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 (Senior Loan), of which $120,000 was used to fund the JV share repurchase and repayment of the shareholder loan and $80,000 could be used for general working capital purposes. The Company may extend the original maturity date for up to two additional twelve month periods. In October 2020, the Company drew down $80,000 of the working capital facility and $118,320 of the acquisition facility to be used for the JV share repurchase. On October 9, 2021, the Company repaid $198,320 and drew down $200,000 from the Senior Loan. In addition, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership (Zhuhai Hillhouse) for a total loan facility of $73,640
35

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(RMB500,000) (Related Party Loan), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility, including principal, interest and fees. The Company has drawn down $15,693 (RMB100,000) of the Related Party Loan as of December 31, 2021. See Note 13 for further discussion of the loans.
8. Leases
The Company has operating leases for office and manufacturing facilities in the United States, Switzerland, and China. The leases have remaining lease terms of up to five years, some of which include options to extend the leases that have not been included in the calculation of the Company’s lease liabilities and ROU assets. The Company has land use rights, which represent land acquired for the biologics manufacturing facility in Guangzhou, the land acquired for the Company's research, development and office facility in Changping, Beijing, and the land acquired for the Company's research, development and manufacturing facility in Suzhou. The land use rights represent lease prepayments and are expensed over the remaining term of the rights, which is 50 years for the Guangzhou land use rights, 36 years for the Changping land use right, and 30 years for the Suzhou land use right. The Company also has certain leases with terms of 12 months or less for certain equipment, office and lab space, which are not recorded on the balance sheet.
The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Operating lease cost	22,536	18,271	13,980
Variable lease cost	4,892	2,465	1,784
Short-term lease cost	1,823	1,018	1,001
Total lease cost	29,251	21,754	16,765
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2021	2020
	$	$
Operating lease right-of-use assets	60,762	41,850
Land use rights, net	56,669	48,731
Total operating lease right-of-use assets	117,431	90,581

Current portion of operating lease liabilities	21,925	13,895
Operating lease liabilities, non-current portion	43,041	29,417
Total lease liabilities	64,966	43,312
Maturities of operating lease liabilities are as follows:

$
Year ending December 31, 2022	24,225
Year ending December 31, 2023	20,072
Year ending December 31, 2024	16,103
Year ending December 31, 2025	8,272
Year ending December 31, 2026	1,546
Total lease payments	70,218
Less imputed interest	(5,252)
Present value of lease liabilities	64,966

36

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Other supplemental information related to leases is summarized below:

	Year ended December 31,
	2021	2020	2019
	$	$	$
Operating cash flows used in operating leases	19,962	17,571	12,405
ROU assets obtained in exchange for new operating lease liabilities	37,454	17,634	20,108

	As of December 31,
	2021	2020
Weighted-average remaining lease term (years)	3	3
Weighted-average discount rate	5.15%	6.26%
9. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost less accumulated depreciation and consisted of the following:

	As of December 31,
	2021	2020
	$	$
Land	65,485	—
Laboratory equipment	118,203	78,640
Leasehold improvements	50,288	37,643
Building	144,083	111,527
Manufacturing equipment	119,585	96,669
Software, electronics and office equipment	27,404	20,782
Property and equipment, at cost	525,048	345,261
Less: Accumulated depreciation	(124,286)	(73,354)
Construction in progress	186,843	85,779
Property, plant and equipment, net	587,605	357,686
In November 2021, the Company purchased a 42-acre site located in Hopewell, NJ for $75,197. The total purchase price was allocated between the land and an existing building on the property based on their relative fair values. The Company plans to construct a biologics manufacturing facility and research and development center on the land. Construction had not yet commenced as of December 31, 2021.
Construction in progress (CIP) as of December 31, 2021 and 2020 primarily related to the buildout of additional capacity at the Guangzhou and Suzhou manufacturing facilities. CIP by fixed asset class are summarized as follows:

	As of December 31,
	2021	2020
	$	$
Building	90,229	48,824
Manufacturing equipment	63,361	29,858
Laboratory equipment	17,178	4,507
Other	16,075	2,590
Total	186,843	85,779
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 were $44,742, $30,943 and $17,291, respectively.

37

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

10. Intangible Assets
Intangible assets as of December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(3,250)	4,250	7,500	(2,500)	5,000
Developed products	43,394	(965)	42,429	—	—	—
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	51,710	(5,031)	46,679	8,316	(3,316)	5,000
Product distribution rights consist of distribution rights for the approved cancer therapies licensed from BMS as part of the BMS collaboration. The Company is amortizing the product distribution rights, as a single identified asset, over a period of 10 years from the date of acquisition. Developed products represent the post-approval milestone payments under the license agreement with Merck KGaA that was terminated during the year ended December 31, 2018 and the license and commercialization agreements with EUSA Pharma and Bio-Thera. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements. Trading license represents the Guangzhou drug distribution license acquired in September 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed products is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and trading licenses is included in operating expenses in the accompanying consolidated statements of operations. The weighted-average life for each finite-lived intangible assets is approximately 13 years. Amortization expense is as follows:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Amortization expense - Cost of sales - product	965	—	—
Amortization expense - Operating expense	750	846	1,326
Total	1,715	846	1,326
Estimated amortization expense for each of the five succeeding years and thereafter, as of December 31, 2021 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2022	3,314	750	4,064
2023	3,314	750	4,064
2024	3,314	750	4,064
2025	3,314	750	4,064
2026	3,314	750	4,064
2027 and thereafter	25,859	500	26,359
Total	42,429	4,250	46,679

38

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

11. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
PRC	(606,752)	(369,066)	(231,997)
U.S.	34,923	33,608	24,478
Other	(866,759)	(1,282,736)	(736,067)
Total	(1,438,588)	(1,618,194)	(943,586)
The current and deferred components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Current Tax Expense (Benefit):
PRC	15,252	16,121	16,368
U.S.	(9)	(5,678)	65
Other	805	68	12
Total	16,048	10,511	16,445
Deferred Tax Expense (Benefit):
PRC	7,516	(1,152)	(4,738)
U.S.	(47,094)	(27,030)	(4,715)
Other	(1,704)	—	—
Total	(41,282)	(28,182)	(9,453)
Income Tax (Benefit) Expense	(25,234)	(17,671)	6,992
The reconciliation of the statutory tax rate to our effective income tax rate is as follow:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Loss before tax	(1,438,588)	(1,618,194)	(943,586)
China statutory tax rate	25%	25%	25%
Expected taxation at China statutory tax rate	(359,647)	(404,549)	(235,897)

Foreign and preferential tax rate differential	185,874	218,473	191,820
Non-deductible expenses	(2,826)	8,436	(273)
Stock compensation expenses	(27,411)	(22,032)	(5,698)
Effect of tax rate change	—	(3,827)	(63,395)
Change in valuation allowance	210,306	209,085	146,118
Research tax credits and incentives	(31,530)	(23,257)	(25,683)
Taxation for the year	(25,234)	(17,671)	6,992
Effective tax rate	1.8%	1.1%	(0.7)%

39

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Deferred Tax Assets:
Accruals and reserves	84,766	33,512	27,304
Net operating losses carryforward	625,114	358,425	155,499
Stock-based compensation	14,982	13,981	12,651
Research tax credits	82,060	58,835	33,979
Depreciable and amortizable assets	937,069	724,779	575,128
Lease liability obligation	11,571	9,066	7,864
Gross deferred tax assets	1,755,562	1,198,598	812,425
Less valuation allowance	(1,647,985)	(1,134,585)	(777,583)
Total deferred tax assets	107,577	64,013	34,842

Deferred tax liabilities:
Right of use lease asset	(11,322)	(8,843)	(7,480)
Total deferred tax liabilities	(11,322)	(8,843)	(7,480)
Net deferred tax asset	96,255	55,170	27,362
Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of December 31, 2021, it is more likely than not that certain deferred tax assets will not be realized for our subsidiaries in Australia, Switzerland, the United States, and for certain subsidiaries in China. For the years ended December 31, 2021 and 2020, there were increases in the valuation allowance of $210,306 and $209,085, respectively. Adjustments may be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.
As of December 31, 2021 and 2020, the Company had net operating losses of approximately $3,644,005 and $2,230,857, respectively. As of December 31, 2021, net operating losses were primarily comprised of: $942,541 from entities in the PRC which expire in years 2023 through 2031; $2,325,359 derived from Switzerland which expires in years 2025 through 2028; and, $351,645 derived from entities in the United States that have an indefinite carryforward. The Company has approximately $88,632 of U.S. research tax credits which will expire between 2035 and 2041, if not utilized.
The gross unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Beginning balance, as of January 1	7,123	4,633	2,295
Additions based on tax positions related to prior tax years	—	—	46
Reductions based on tax positions related to prior tax years	—	—	(17)
Additions based on tax positions related to the current tax year	2,802	2,497	2,435
Reductions based on lapse of statute of limitations	—	(7)	(126)
Ending balance, as of December 31	9,925	7,123	4,633
Current and prior year additions include an assessment of U.S. federal and state tax credits and incentives. None of the unrecognized tax benefits as of December 31, 2021 would impact the consolidated income tax rate if ultimately recognized due
40

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

to valuation allowances. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. For the years ended December 31, 2021, 2020 and 2019, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of December 31, 2021, Australia tax matters are open to examination for the years 2013 through 2021, China tax matters are open to examination for the years 2011 through 2021, Switzerland tax matters are open to examination for the years 2018 through 2021, and U.S. federal tax matters are open to examination for years 2015 through 2021. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2011 through 2021.
The Company qualifies for the Technology Advanced Service Enterprises (TASE) and High and New Technology Enterprise (HNTE) status for certain subsidiaries in China, which expire at the end of 2022. The income tax benefits attributable to this status for the year ended December 31, 2021 is approximately $2,863, or less than $0.01 per share outstanding.
During the years ended December 31, 2021 and 2020, the Company completed intra-group transfers of certain intangible assets in anticipation of potential commercialization, which resulted in the establishment of deferred tax assets that were fully offset by valuation allowances.
As of December 31, 2021, the Company asserts indefinite reinvestment on the excess of the financial reporting bases over tax bases in the Company's investments in foreign subsidiaries to the extent reversal would incur a significant tax liability. A deferred tax liability has not been established for the approximately $1,844 of cumulative undistributed foreign earnings. Determination of the unrecognized deferred tax liability is not practicable due to the uncertainty and overall complexity of the hypothetical calculation.
12. Supplemental Balance Sheet Information
Changes in the allowance for credit losses related to trade accounts receivable consist of the following:

	Year Ended December 31,
	2021	2020
	$	$
Beginning balance, as of January 1	112	—
Provision charged to selling, general and administrative expenses	309	109
Amounts written-off, net of recoveries of amounts previously reserved	—	—
Exchange rate changes	(6)	3
Ending balance, as of December 31	415	112
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2021	2020
	$	$
Prepaid research and development costs	87,239	71,341
Prepaid taxes	58,579	30,392
Other receivables	12,010	12,651
Interest receivable	5,052	6,619
Prepaid insurance	1,695	1,347
Prepaid manufacturing cost	78,538	25,996
Other current assets	27,060	11,666
Total	270,173	160,012
41

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Other non-current assets consist of the following:

	As of December 31,
	2021	2020
	$	$
Goodwill	109	109
Prepayment of property and equipment	14,140	16,984
Payment of facility capacity expansion activities (1)	24,237	29,778
Prepaid VAT	17,162	10,913
Rental deposits and other	6,609	5,962
Long-term investments	100,792	49,344
Total	163,049	113,090
(1) Represents payments for facility expansion under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.
Accrued expenses and other payables consisted of the following:

	As of December 31,
	2021	2020
	$	$
Compensation related	139,966	106,765
External research and development activities related	213,922	143,302
Commercial activities	71,560	66,131
Individual income tax and other taxes	45,661	14,373
Sales rebates and returns related	59,639	11,874
Other	27,307	3,699
Total accrued expenses and other payables	558,055	346,144
Other long-term liabilities consist of the following:

	As of December 31,
	2021	2020
	$	$
Deferred government grant income	46,352	49,139
Pension liability	7,814	8,113
Other	68	177
Total other long-term liabilities	54,234	57,429

42

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

13. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of December 31, 2021 and 2020:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of December 31,
						2021		2020
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	1,255	8,000	307	2,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	1,569	10,000	—	—
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(3)		4.5%	200,000	1,274,535	198,320	1,294,010
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(4)		4.5%	15,693	100,000	15,326	100,000
Other short-term debt (5)						209,048	1,332,197	121,062	789,918
Total short-term debt						427,565	2,724,732	335,015	2,185,928

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	89,444	570,000	88,584	578,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	53,353	340,000	53,641	350,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(6)	59,316	378,000	41,412	270,206
Total long-term debt						202,113	1,288,000	183,637	1,198,206

1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of December 31, 2021. The Company repaid $312 (or RMB2,000) during the year ended December 31, 2021. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out.
2.On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of December 31, 2021.
3.$120,000 of the Senior Loan was designated to fund the JV share purchase and repayment of the shareholder loan and $80,000 was designated for general working capital purposes. The Senior Loan had an original maturity date of October 8, 2021, which was the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional twelve month periods. On October 8, 2021, the Company extended the maturity date for twelve months to October 8, 2022 and repurposed the Senior Loan for general working capital purposes. On October 9, 2021, the Company repaid $198,320 and drew down $200,000 from the Senior Loan.
4.RMB100,000 of the Related Party Loan was designated for general corporate purposes and RMB400,000 was designated for repayment of the Senior Loan, including principal, interest and fees. The loan originally matured at the earlier of: (i) November 9, 2021, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. On October 8, 2021, the Company extended the maturity date of the Related Party Loan to the earlier of: (i) November 9, 2022, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. Zhuhai Hillhouse is a related party of the Company, as it is an affiliate of Hillhouse Capital. Hillhouse Capital is a shareholder of the Company, and a Hillhouse Capital employee is a member of the Company's board of directors.
5.During the years ended December 31, 2021 and 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,940,000 in aggregate, with maturity dates ranging from April 19, 2021 to December 15, 2022. The Company drew down $206,449 (RMB1,332,197) during the year ended December 31, 2021. The Company repaid $123,122 (RMB789,918) of the short-term loans during the year ended. December 31, 2021. The weighted average interest rate for the short-term working capital loans was approximately 4.2% as of December 31, 2021.
6.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of December 31, 2021. The Company drew down $16,838 (RMB107,794) during the year ended December 31, 2021. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
43

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Contractual Maturities of Debt Obligations
The aggregate contractual maturities of all borrowings due subsequent to December 31, 2021 are as follows:

Maturity dates	Amounts
$
Year ending December 31, 2022	427,565
Year ending December 31, 2023	15,300
Year ending December 31, 2024	31,832
Year ending December 31, 2025	38,027
Year ending December 31, 2026	42,726
Thereafter	74,228
Total	629,678
Interest Expense
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. Interest expense recognized for the years ended December 31, 2021, 2020 and 2019 amounted to $29,263, $18,309 and $15,155, respectively, among which, $1,054, $338 and $4,857 was capitalized, respectively.
14. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® in the United States and China, and tislelizumab and pamiparib in China; REVLIMID® and VIDAZA® in China under a license from BMS; and XGEVA® and BLINCYTO® in China under a license from Amgen.
The table below presents the Company’s net product sales for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Product revenue - gross	748,824	324,672	228,760
Less: Rebates and sales returns	(114,837)	(15,798)	(6,164)
Product revenue - net	633,987	308,874	222,596

The following table disaggregates net product revenue by product for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Tislelizumab	255,119	163,358	—
BRUKINSA®	217,987	41,702	1,039
REVLIMID®	70,065	47,372	78,044
VIDAZA®	19,591	29,975	32,234
ABRAXANE®	—	17,770	111,279
XGEVA®	45,956	8,496	—
BLINCYTO®	12,515	—	—
Other	12,754	201	—
Total product revenue - net	633,987	308,874	222,596
44

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The following table presents the roll-forward of accrued sales rebates and returns for the years ended December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2021	2020
	$	$
Beginning balance, as of January 1	11,874	3,198
Accrual	114,837	15,798
Payment	(67,072)	(7,122)
Ending balance, as of December 31	59,639	11,874
Sales rebates accrued and paid during the year ended December 31, 2021 increased as a result of compensating distributors for products previously sold at the pre-NRDL price, which remained in the distribution channel, due to the first inclusion of tislelizumab, BRUKINSA® and XGEVA® in the NRDL effective March 1, 2021 and additional indications for tislelizumab, BRUKINSA® and pamiparib effective January 1, 2022. The impact of the NRDL price reductions on net revenue totaled $57,450 for the year ended December 31, 2021. The majority of the accrued compensation related to sales of tislelizumab.
15. Loss Per Share
Loss per share was calculated as follows:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Numerator:
Net loss	(1,413,354)	(1,600,523)	(950,578)
Less: Net loss attributable to noncontrolling interest	—	(3,617)	(1,950)
Net loss attributable to BeiGene, Ltd.	(1,413,354)	(1,596,906)	(948,628)

Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	1,206,210,049	1,085,131,783	780,701,283
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(1.17)	(1.47)	(1.22)
For the years ended December 31, 2021, 2020 and 2019, the computation of basic loss per share using the two-class method was not applicable, as the Company was in a net loss position.
The effects of all share options and restricted share units were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive during the years ended December 31, 2021, 2020 and 2019.
16. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with its U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of December 31, 2021, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,510. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5)% of the outstanding shares of the Company's ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added
45

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

to the 2016 Plan under this provision. However, in August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this "evergreen" provision and implement other changes required by the Hong Kong Stock Exchange (HKEx) rules. In December 2018, the shareholders of the Company approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
As of December 31, 2021, share-based awards to acquire 50,886,939 ordinary shares were available for future grant under the 2016 Plan.
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
As of December 31, 2021, share-based awards to acquire 9,344,659 ordinary shares were available for future grant under the 2018 Plan.
2018 Employee Share Purchase Plan
In June 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the ESPP). Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated ESPP to remove an “evergreen” share replenishment provision originally included in the plan and implement other changes required by the HKEx rules. In December 2018, the shareholders of the Company approved a second amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.

46

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
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
As of December 31, 2021, 5,194,546 ordinary shares were available for future issuance under the ESPP.
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
The following table summarizes the Company’s share option activities under the 2011, 2016 and 2018 Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	$	Years	$
Outstanding at December 31, 2018	116,082,647	3.21
Granted	12,641,590	9.38	5.06
Exercised	(16,730,441)	2.60			171,429
Forfeited	(3,576,542)	5.09
Outstanding at December 31, 2019	108,417,254	3.96
Granted	8,999,536	13.54	7.15
Exercised	(29,707,587)	2.82			416,509
Forfeited	(2,717,488)	7.22
Outstanding at December 31, 2020	84,991,715	5.27
Granted	6,244,524	26.46	12.40
Exercised	(17,233,853)	4.52			367,110
Forfeited	(1,797,498)	13.27
Outstanding at December 31, 2021	72,204,888	7.08		5.81	1,026,958
Exercisable as of December 31, 2021	55,576,828	4.31		5.08	919,118
Vested and expected to vest at December 31, 2021	70,043,242	6.79		5.73	1,012,938
As of December 31, 2021, the unrecognized compensation cost related to 14,466,414 unvested share options expected to vest was $88,394. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.1 years.
47

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The total fair value of employee share option awards vested during the years ended December 31, 2021, 2020 and 2019 was $53,571, $55,127 and $58,670, respectively.
Fair value of options
The Company uses the binomial option-pricing model in determining the estimated fair value of the options granted. The model requires the input of highly subjective assumptions including the estimated expected stock price volatility and, the exercise multiple for which employees are likely to exercise share options. For expected volatilities, the trading history and observation period of the Company’s own share price is used in conjunction with historical price volatilities of ordinary shares of several comparable companies in the same industry as the Company. For the exercise multiple, the Company was not able to develop an exercise pattern as reference, thus the exercise multiple is based on management’s estimation, which the Company believes is representative of the future exercise pattern of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Bills yield curve in effect at the time of grant.
The following table presents the range of fair values and the assumptions used to estimate those fair values of the share options granted in the years presented:

	Year Ended December 31,
	2021	2020	2019
Fair value of ordinary share	$9.94 ~ $14.97	$4.95 ~ $11.89	$4.64 ~ $8.28
Risk-free interest rate	1.1% ~ 1.7%	0.6% ~ 1.1%	1.5% ~ 2.8%
Expected exercise multiple	2.8	2.8	2.2 ~ 2.8
Expected volatility	51% ~ 59%	58% ~ 59%	58% ~ 60%
Expected dividend yield	0%	0%	0%
Contractual life	10 years	10 years	10 years
Restricted shares
The following table summarizes the Company’s restricted share activities under the 2016 Plan:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2018	300,000	2.25
Granted	—	—
Vested	(75,000)	2.27
Forfeited	(150,000)	2.24
Outstanding at December 31, 2019	75,000	2.27
Granted	—	—
Vested	(75,000)	2.27
Forfeited	—	—
Outstanding at December 31, 2020	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2021	—	—
Expected to vest at December 31, 2021	—	—
The Company had no non-employee restricted share activities during the year ended December 31, 2021 and 2020.
As of December 31, 2021, all compensation cost related to restricted shares was fully recognized.
48

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Restricted share units
The following table summarizes the Company's restricted share unit activities under the 2016 and 2018 Plans:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2018	14,102,452	11.85
Granted	18,637,333	10.10
Vested	(3,474,068)	11.75
Forfeited	(2,413,450)	11.07
Outstanding at December 31, 2019	26,852,267	10.72
Granted	18,820,581	14.20
Vested	(7,302,828)	10.88
Forfeited	(3,493,048)	11.36
Outstanding at December 31, 2020	34,876,972	12.50
Granted	17,173,767	25.58
Vested	(10,703,381)	12.23
Forfeited	(5,264,376)	15.82
Outstanding at December 31, 2021	36,082,982	18.33
Expected to vest at December 31, 2021	31,392,194	18.33
As of December 31, 2021, the unrecognized compensation cost related to unvested restricted share units expected to vest was $469,862. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.6 years.
The following table summarizes total share-based compensation cost recognized for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
Research and development	114,357	92,999	76,293
Selling, general and administrative	126,355	90,482	57,861
Total	240,712	183,481	134,154

49

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

17. Accumulated Other Comprehensive Income (Loss)
The movement of accumulated other comprehensive income (loss) was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Available-for-Sale Securities	Pension Liability Adjustments	Total
	$	$	$	$
December 31, 2019	(9,291)	1,290	—	(8,001)
Other comprehensive income (loss) before reclassifications	23,475	1,073	(8,113)	16,435
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(1,492)	—	(1,492)
Net-current period other comprehensive (loss) income	23,475	(419)	(8,113)	14,943
December 31, 2020	14,184	871	(8,113)	6,942
Other comprehensive income (loss) before reclassifications	13,714	(4,504)	309	9,519
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(67)	1,556	1,489
Net-current period other comprehensive (loss) income	13,714	(4,571)	1,865	11,008
December 31, 2021	27,898	(3,700)	(6,248)	17,950
(1) The amounts reclassified from accumulated other comprehensive (loss) income were included in other income, net in the consolidated statements of operations.
18. Shareholders’ Equity
During the years ended December 31, 2021, 2020 and 2019, the Company completed the following equity offerings:
In January 2020, the Company sold 15,895,001 ADSs, representing a 20.5% ownership stake in the Company, to Amgen for aggregate cash proceeds of $2,779,241, or $174.85 per ADS, pursuant to the Share Purchase Agreement executed in connection with the Amgen Collaboration Agreement. On March 17, 2020, BeiGene, Ltd. and Amgen entered into an Amendment No. 2 (the “Second Amendment”) to the Share Purchase Agreement in order to account for periodic dilution from the issuance of shares by the Company, which was restated in its entirety on September 24, 2020 (the “Restated Second Amendment”). Pursuant to the Restated Second Amendment, Amgen has an option (the “Direct Purchase Option”) to subscribe for additional ordinary shares of the Company in the form of ADSs (the “Additional Shares”) in an amount necessary to enable it to increase (and subsequently maintain) its ownership at approximately 20.6% of the Company's outstanding shares. The Direct Purchase Option is exercisable on a monthly basis, but only if Amgen’s interest in the outstanding shares of the Company at the monthly reference date is less than 20.4%. The Direct Purchase Option (i) will be exercisable by Amgen solely as a result of dilution arising from issuance of new shares under the Company's equity incentive plans from time to time, and (ii) is subject to annual approval by the Company's independent shareholders each year during the term of the Restated Second Amendment. The exercise period of the Direct Purchase Option commenced on December 1, 2020 and will terminate on the earliest of: (a) the date on which Amgen and its affiliates collectively own less than 20% of the outstanding share capital of the Company as a result of Amgen’s sale of shares; (b) at least 60-day advance written notice from either Amgen or the Company that such party wishes to terminate the Direct Purchase Option; or (c) December 1, 2023. The Direct Purchase Option has no vesting period.
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
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

In September 2021, upon Amgen's exercise of its Direct Purchase Option, the Company issued an aggregate of 165,529 ADSs, representing 2,151,877 ordinary shares, to Amgen Inc. for a total consideration of $50,000, in a private placement pursuant to a Share Purchase Agreement dated October 31, 2019, as amended on December 6, 2019 and September 24, 2020 by and between Amgen and Company.
In December 2021, the Company completed an initial public offering of (STAR Offering) on the Science and Technology Innovation Board (STAR Market) of the Shanghai Stock Exchange (SSE). The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China (PRC) in Renminbi (RMB Shares). The public offering price of the RMB Shares was RMB192.60 per ordinary share, or $391.68 per ADS. In this offering, the Company sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting discounts and commission and offering expenses were $3,392,616. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus as well as the Company's proceeds management policy for the STAR Offering approved by the board of directors.
19. Restricted Net Assets
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
During the years ended December 31, 2021, 2020 and 2019, no appropriation to statutory reserves was made, because the PRC subsidiaries had an accumulated deficit as of the end of such periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2021 and 2020, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $799,574 and $119,776, respectively.
20. Employee Benefit Plans
Defined Contribution Plans
Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $63,772, $23,717 and $23,282 for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company maintains a defined contribution 401(k) savings plan (the "401(k) Plan") for U.S. employees. The 401(k) Plan covers all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, the Company has a matching contribution to the 401(k) Plan, which, in the 2021 plan year, matched dollar for dollar of eligible contributions up to 4%. Company contributions to the 401(k) plan totaled $7,483, $4,840 and $2,389 in the years ended December 31, 2021, 2020 and 2019, respectively.
51

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The Company maintains a government mandated program to cover its employees in Switzerland for pension, death, or disability. The program is considered a defined contribution plan. Employer and employee contributions are made based on various percentages of salaries and wages that vary based on employee age and other factors. Company contributions into the program amounted to $2,986, $2,960, and $528 in the years ended December 31, 2021, 2020 and 2019, respectively.
Employee benefit expenses for the remaining subsidiaries were immaterial.
Defined Benefit Plan
The Company maintains a defined benefit pension plan covering its employees in Switzerland (the "Swiss Plan"). This plan is a government mandated fund that provides benefits to employees upon retirement, death, or disability. Contributions are made based on various percentages of participants' salaries and wages determined based on participants' age and other factors. As of December 31, 2021 and 2020, the projected benefit obligations under the Swiss Plan were approximately $34,517 and $23,566, respectively, and plan assets were approximately $26,703 and $15,453, respectively. The funded status of the Swiss Plan is included in other long-term liabilities in the accompanying consolidated balance sheets. The initial determination of the pension liability was recorded as other comprehensive loss during the year ended December 31, 2020 and subsequently amortized as a component of net periodic pension cost (see Note 17).
The Company's annual contribution to the Swiss Plan is estimated to be approximately $1,604 in 2022 and is expected to evolve thereafter proportionally with changes in staffing and compensation levels, actuarial assumptions and actual investment returns on plan assets.
The following table reflects the total expected benefit payments to Swiss Plan participants and have been estimated based on the same assumptions used to measure the Company's benefit obligations as of December 31, 2021:

Amounts
Year(s)	$
2022	44
2023	68
2024	528
2025	271
2026	197
2027 – 2031	3,760
Total	4,868
21. Commitments and Contingencies
Purchase Commitments
As of December 31, 2021, the Company had purchase commitments amounting to $168,687, of which $75,976 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $92,711 related to binding purchase order obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital commitments
The Company had capital commitments amounting to $42,394 for the acquisition of property, plant and equipment as of December 31, 2021, which were mainly for the Company’s biologics manufacturing facility in Guangzhou, China, small molecule manufacturing facility in Suzhou, China, and research and development operations at the Changping facility in Beijing, China.
Co-development funding commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global clinical development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-
52

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

development costs by contributing cash and/or development services. As of December 31, 2021, the Company's remaining co-development funding commitment was $791,059.
Research and Development Commitment
The Company entered into long-term research and development agreements, which include obligations to make upfront payments and fixed quarterly payments over the next five years. As of December 31, 2021, the total research and development commitment amounted to $27,985.

Funding Commitment

The Company had committed capital related to an equity method investment in the amount of $15,000. As of December 31, 2021, the remaining capital commitment was $12,750 and is expected to be paid from time to time over the investment period.
Other Business Agreements
The Company enters into agreements in the ordinary course of business with contract research organizations (CROs) to provide research and development services. These contracts are generally cancellable at any time by the Company with prior written notice.
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
22. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance, and allocates resources on a consolidated basis.
The Company’s long-lived assets are substantially located in the PRC, with the exception of land which is in the U.S.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Year Ended December 31,
	2021	2020	2019
	$	$	$
PRC	517,173	290,646	221,557
U.S.	495,265	18,228	134,689
ROW	163,845	—	71,966
Total	1,176,283	308,874	428,212
PRC revenues for each of the three years in the period ended December 31, 2021 consisted entirely of product sales. U.S. revenues for the year ended December 31, 2021 consisted of collaboration revenues of $379,607 and BRUKINSA® product sales of $115,658, respectively. U.S. revenues for the year ended December 31, 2020 consisted entirely of BRUKINSA® product sales. U.S. revenues for the year ended December 31, 2019 consisted primarily of collaboration revenues. Rest of world revenues for each of the three years in the period ended December 31, 2021 consisted primarily of collaboration revenues.
53

Exhibit Index

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1		Sixth Amended and Restated Memorandum and Articles of Association of the Registrant, as currently in effect		8-K (Exhibit 3.1)	12/17/2021	001-37686
4.1	.1	Deposit Agreement dated February 5, 2016 by and among the Company, the Depositary and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	2/11/2016	001-37686
	.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	4/11/2016	001-37686
	.3	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.7)	8/10/2016	001-37686
	.4	Form of Letter Agreement between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.9)	5/10/2017	001-37686
4.2		Form of American Depositary Receipt (included in Exhibit 4.1.1)
4.3		Specimen Certificate for Ordinary Shares		S-1 (Exhibit 4.3)	12/9/2015	333-207459
4.4	.1	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 4.4)	10/16/2015	333-207459
	.2	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 10.21)	1/27/2016	333-207459
4.5	.1	Registration Rights Agreement, dated as of November 16, 2016, by and among BeiGene, Ltd. and the investors named therein		8-K (Exhibit 4.1)	11/17/2016	001-37686
	.2	Amendment No. 1 to Registration Rights Agreement, dated December 1, 2020, between the Company and the Investors		8-K (Exhibit 10.1)	12/2/2020	001-37686
4.6		Description of BeiGene, Ltd.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
Collaboration, License and Commercial Agreements
10.1#	.1#	License and Supply Agreement, dated July 5, 2017, by and between the Registrant and Celgene Logistics Sàrl		10-Q (Exhibit 10.3)	11/13/2017	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.2#	Assignment and Assumption Agreement, dated December 29, 2017, by and between the Registrant and BeiGene Switzerland GmbH		10-K (Exhibit 10.6.1)	3/2/2020	001-37686
10.2		Share Subscription Agreement, dated July 5, 2017, by and between Celgene Switzerland LLC and the Registrant		8-K (Exhibit 10.1)	7/6/2017	001-37686
10.3##
Letter Agreement, dated June 14, 2019, by and among the Registrant, BeiGene Switzerland GmbH, Celgene Corporation and Celgene Switzerland LLC, to terminate the Amended and Restated Exclusive License and Collaboration Agreement, dated August 31, 2017
				10-Q (Exhibit 10.1)	8/8/2019	001-37686
10.4##	.1##	Share Purchase Agreement, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.9)	3/2/2020	001-37686
	.2##	Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.10)	3/2/2020	001-37686
	.3##	Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and between the Registrant and Amgen Inc.		8-K (Exhibit 10.1)	9/24/2020	001-37686
10.5##		Collaboration Agreement, dated October 31, 2019, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-K (Exhibit 10.11)	3/2/2020	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.6		Guarantee, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.12)	3/2/2020	001-37686
10.7##	.1##	Collaboration and License Agreement, dated January 11, 2021, by and between BeiGene Switzerland GmbH and Novartis Pharma AG		10-Q (Exhibit 10.1)	5/6/2021	001-37686
	.2##	Option, Collaboration and License Agreement, dated December 19, 2021, by and between BeiGene Switzerland GmbH and Novartis Pharma AG	X
Equity and Other Compensation Plans
10.8†		2011 Option Plan, as amended and form of option agreements thereunder		S-1 (Exhibit 10.1)	10/16/2015	333-207459
10.9†	.1†	Second Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	12/12/2018	001-37686
	.2†	Amendment No. 1 to the Second Amended and Restated 2016 Share Option and Equity Plan		8-K (Exhibit 10.1)	6/17/2020	001-37686
	.3†	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.2)	8/5/2021	001-37686
	.4†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.1)	8/5/2021	001-37686
	.5†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.3)	8/5/2021	001-37686
	.6†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.4)	8/5/2021	001-37686
	.7†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.5)	8/5/2021	001-37686
	.8†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.6)	8/5/2021	001-37686
10.10†	.1†	Amended and Restated 2018 Inducement Equity Plan		8-K (Exhibit 10.1)	8/13/2018	001-37686
	.2†	Form of Non-Qualified Share Option Agreement under the 2018 Inducement Equity Plan		8-K (Exhibit 10.3)	6/8/2018	001-37686
	.3†	Form of Restricted Share Unit Award Agreement under the 2018 Inducement Equity Plan		10-Q (Exhibit 10.5)	8/9/2018	001-37686
10.11†	.1†	Third Amended and Restated 2018 Employee Share Purchase Plan		10-Q (Exhibit 10.7)	8/5/2021	001-37686
10.12†		Senior Executive Cash Incentive Bonus Plan		S-1 (Exhibit 10.19)	1/19/2016	333-207459

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.13†		Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	2/22/2022	001-37686
Agreements with Executive Officers and Directors
10.14†		Form of Indemnification Agreement, entered into between the Registrant and its directors and officers		S-1 (Exhibit 10.3)	1/19/2016	333-207459
10.15†		Employment Agreement, dated April 25, 2017, by and between the Registrant and John V. Oyler		8-K (Exhibit 10.1)	4/26/2017	001-37686
10.16†	.1†	Executive Employment Agreement, dated April 28, 2018, by and between BeiGene (Beijing) Co., Ltd. and Xiaobin Wu		10-Q (Exhibit 10.1)	8/9/2018	001-37686
	.2†	Employment Apportionment Agreement, dated March 1, 2020, by and between BeiGene (Beijing) Co., Ltd., BeiGene Guangzhou Biologics Manufacturing Co., Ltd. and Xiaobin Wu		10-Q (Exhibit 10.2)	5/11/2020	001-37686
10.17†		Offer letter, dated May 29, 2020, by and between the Registrant and Julia Wang		10-Q (Exhibit 10.9)	8/5/2021	001-37686
10.18†		Employment Agreement, dated as of August 19, 2016, by and between BeiGene USA, Inc. and Jane Huang		10-Q (Exhibit 10.2)	11/10/2016	001-37686
10.19†		Consulting Agreement, dated February 24, 2021, by and between the Registrant and Xiaodong Wang		10-K (Exhibit 10.20)	2/25/2021	001-37686
10.20†		Employment Agreement, dated December 30, 2021, by and between BeiGene (Shanghai) Co., Ltd. and Lai Wang	X

21.1		List of Subsidiaries of the Registrant	X

Exhibit No.	Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
23.1	Consent of Ernst & Young Hua Ming LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

BEIGENE, LTD.
Date: February 28, 2022	By:	/s/ JOHN V. OYLER

John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints John V. Oyler, Julia Wang, and Scott A. Samuels, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney‑in‑fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys‑in‑fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ JOHN V. OYLER	Chief Executive Officer and Chairman	February 28, 2022
John V. Oyler	(Principal Executive Officer)

/s/ JULIA WANG	Chief Financial Officer	February 28, 2022
Julia Wang	(Principal Financial and Accounting Officer)

/s/ TIMOTHY CHEN	Director	February 28, 2022
Timothy Chen

/s/ DONALD W. GLAZER	Director	February 28, 2022
Donald W. Glazer

/s/ MARGARET DUGAN	Director	February 28, 2022
Margaret Dugan

/s/ MICHAEL GOLLER	Director	February 28, 2022
Michael Goller

/s/ ANTHONY C. HOOPER	Director	February 28, 2022
Anthony C. Hooper

/s/ RANJEEV KRISHANA	Director	February 28, 2022
Ranjeev Krishana

/s/ THOMAS MALLEY	Director	February 28, 2022
Thomas Malley

/s/ XIAODONG WANG	Director	February 28, 2022
Xiaodong Wang

/s/ ALESSANDRO RIVA	Director	February 28, 2022
Alessandro Riva

/s/ CORAZON (CORSEE) D. SANDERS	Director	February 28, 2022
Corazon (Corsee) D. Sanders

/s/ QINGQING YI	Director	February 28, 2022
Qingqing Yi