Form 10-Q
period 2022-03-31
BeiGene, Ltd.
filed 2022-05-09
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
*Included in connection with the registration of the American Depositary Shares with the Securities and Exchange Commission. The ordinary shares are not listed for trading in the United States but are listed for trading on The Stock Exchange of Hong Kong Limited (HKEx).
As of April 30, 2022, 1,341,305,269 ordinary shares, par value $0.0001 per share, were outstanding, of which 969,428,629 ordinary shares were held in the form of 74,571,433 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our American Depositary Shares (ADSs) listed on NASDAQ, our ordinary shares listed on The Stock Exchange of Hong Kong Limited (HKEx), and our ordinary shares issued to permitted investors in China and listed and traded on the STAR in Renminbi ("RMB Shares") speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are summarized in “Part II – Item 1A – Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), before making an investment decision regarding our ADSs, ordinary shares or RMB Shares.
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
•The audit reports included in our Annual Report on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the PCAOB), and as such, investors have previously been deprived of the benefits of such inspections.
•Our ADSs may be delisted and our ADSs and ordinary shares prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA, if the PCAOB is unable to inspect or fully investigate auditors located in China. On December 16, 2021, the PCAOB issued the HFCAA Determination Report, according to which our previous auditor is subject to the determinations that the PCAOB is unable to inspect or investigate it completely. Under current law, delisting and prohibition from over-the-counter trading in the U.S. could take place in 2024. The delisting of our ADSs, or the threat of their being delisted, may materially and adversely affect the value of your investment.
•The trading prices of our ordinary shares, ADSs and/or RMB Shares can be volatile, which could result in substantial losses to you.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		March 31,	December 31,
	Note	2022	2021
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		4,347,162	4,375,678
Short-term restricted cash	4	330	328
Short-term investments	4	1,897,783	2,241,962
Accounts receivable, net	9	190,800	483,113
Inventories	5	245,628	242,626
Prepaid expenses and other current assets	9	266,436	270,173
Total current assets		6,948,139	7,613,880
Long-term restricted cash	4	6,958	6,881
Property, plant and equipment, net	6	624,673	587,605
Operating lease right-of-use assets		115,497	117,431
Intangible assets, net	7	45,807	46,679
Deferred tax assets	8	115,760	110,424
Other non-current assets	9	164,554	163,049
Total non-current assets		1,073,249	1,032,069
Total assets		8,021,388	8,645,949
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		236,915	262,400
Accrued expenses and other payables	9	385,976	558,055
Deferred revenue, current portion	3	163,658	187,414
Tax payable	8	38,505	21,395
Operating lease liabilities, current portion		22,894	21,925
Research and development cost share liability, current portion	3	120,971	120,801
Short-term debt	10	407,387	427,565
Total current liabilities		1,376,306	1,599,555
Non-current liabilities:
Long-term bank loans	10	201,605	202,113
Deferred revenue, non-current portion	3	204,369	220,289
Operating lease liabilities, non-current portion		39,989	43,041
Deferred tax liabilities	8	14,219	14,169
Research and development cost share liability, non-current portion	3	247,572	269,561
Other long-term liabilities	9	51,828	54,234
Total non-current liabilities		759,582	803,407
Total liabilities		2,135,888	2,402,962
Commitments and contingencies	18
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,334,805,269 and 1,334,804,281 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively		133	133
Additional paid-in capital		11,268,290	11,191,007
Accumulated other comprehensive income	14	17,454	17,950
Accumulated deficit		(5,400,377)	(4,966,103)
Total equity		5,885,500	6,242,987
Total liabilities and equity		8,021,388	8,645,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended
		March 31,
	Note	2022	2021
		$	$
Revenues
Product revenue, net	11	261,573	106,117
Collaboration revenue	3	45,053	499,755
Total revenues		306,626	605,872
Expenses
Cost of sales - product		65,237	32,685
Research and development		389,915	320,726
Selling, general and administrative		294,573	182,106
Amortization of intangible assets		188	188
Total expenses		749,913	535,705
(Loss) income from operations		(443,287)	70,167
Interest income (expense), net		10,071	(4,179)
Other income (expense), net		11,967	(4,123)
(Loss) income before income taxes		(421,249)	61,865
Income tax expense (benefit)	8	13,025	(4,630)
Net (loss) income		(434,274)	66,495

Net (loss) income per share
Basic	12	(0.33)	0.06
Diluted	12	(0.33)	0.05
Weighted-average shares outstanding—basic		1,332,017,262	1,188,943,726
Weighted-average shares outstanding—diluted		1,332,017,262	1,257,489,671

Net (loss) income per American Depositary Share ("ADS")
Basic	12	(4.24)	0.73
Diluted	12	(4.24)	0.69
Weighted-average ADSs outstanding—basic		102,462,866	91,457,210
Weighted-average ADSs outstanding—diluted		102,462,866	96,729,975
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	$	$
Net (loss) income	(434,274)	66,495
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	9,374	(3,762)
Pension liability adjustments	—	497
Unrealized holding loss, net	(9,870)	(473)
Comprehensive (loss) income	(434,770)	62,757
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended March 31,
	Note	2022	2021
		$	$
Operating activities:
Net (loss) income		(434,274)	66,495
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense		16,600	9,632
Share-based compensation expenses	13	65,555	45,833
Unrealized losses on equity investments	4	16,974	3,327
Acquired in-process research and development		—	8,500
Amortization of research and development cost share liability	3	(21,819)	(26,930)
Deferred income tax benefits		(5,286)	(12,251)
Other items, net		3,544	5,263
Changes in operating assets and liabilities:
Accounts receivable		292,554	(23,656)
Inventories		(3,002)	16,319
Other assets		(16,953)	(17,948)
Accounts payable		(35,024)	(73,178)
Accrued expenses and other payables		(74,042)	(26,861)
Deferred revenue		(39,676)	150,245
Other liabilities		(1,714)	305
Net cash (used in) provided by operating activities		(236,563)	125,095
Investing activities:
Purchases of property, plant and equipment		(45,131)	(42,389)
Purchases of investments		(504)	(764,163)
Proceeds from sale or maturity of investments		331,028	1,107,000
Purchase of in-process research and development		(75,000)	(8,500)
Net cash provided by investing activities		210,393	291,948
Financing activities:
Proceeds from long-term loan	10	—	10,664
Proceeds from short-term loans	10	50,000	71,001
Repayment of short-term loans	10	(73,147)	—
Proceeds from option exercises and employee share purchase plan		11,880	25,754
Net cash (used in) provided by financing activities		(11,267)	107,419
Effect of foreign exchange rate changes, net		9,000	(4,061)
Net (decrease) increase in cash, cash equivalents, and restricted cash		(28,437)	520,401
Cash, cash equivalents, and restricted cash at beginning of period		4,382,887	1,390,005
Cash, cash equivalents, and restricted cash at end of period		4,354,450	1,910,406
Supplemental cash flow information:
Cash and cash equivalents		4,347,162	1,901,819
Short-term restricted cash		330	305
Long-term restricted cash		6,958	8,282
Income taxes paid		736	478
Interest paid		6,617	6,927
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		62,736	30,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(4,966,103)	6,242,987
Cost from issuance of ordinary shares	—	—	(152)	—	—	(152)
Use of shares reserved for share option exercises	(2,850,328)	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	2,851,316	—	11,880	—	—	11,880
Share-based compensation	—	—	65,555	—	—	65,555
Other comprehensive loss	—	—	—	(496)	—	(496)
Net loss	—	—	—	—	(434,274)	(434,274)
Balance at March 31, 2022	1,334,805,269	133	11,268,290	17,454	(5,400,377)	5,885,500

Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,552,749)	3,869,243
Use of shares reserved for share option exercises	(123,097)	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	6,623,773	1	25,753	—	—	25,754
Share-based compensation	—	—	45,833	—	—	45,833
Other comprehensive loss	—	—	—	(3,738)	—	(3,738)
Net income	—	—	—	—	66,495	66,495
Balance at March 31, 2021	1,197,322,617	119	7,486,518	3,204	(3,486,254)	4,003,587
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
The Company currently has three approved medicines that were discovered and developed in its own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) for the treatment of various blood cancers, tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers, and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. The Company has obtained approvals to market BRUKINSA® in the United States, the People's Republic of China (China or the PRC), the European Union (EU), the United Kingdom (U.K.), Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging its China commercial capabilities, the Company has in-licensed the rights to distribute 13 approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (Amgen) and Novartis Pharma AG (Novartis) to develop and commercialize innovative medicines.
The Company is committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Its internal clinical development capabilities are deep, including a more than 2,300-person global clinical development and medical affairs team that is running more than 90 ongoing or planned clinical trials in over 30 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across its portfolio, including three internally discovered, approved medicines. The Company has enrolled in its clinical trials more than 16,000 subjects, of which approximately one-half have been outside of China.
The Company has built, and is expanding, its internal manufacturing capabilities, through its state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines, and is building a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. The Company also works with high quality contract manufacturing organizations (CMOs) to manufacture its internally developed clinical and commercial products.
Since its inception in 2010, the Company has become a fully integrated global organization of over 8,300 employees in 28 countries and regions, including the United States, China, Europe and Australia.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of shareholders' equity for the three months ended March 31, 2022 and 2021, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report").
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of the operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate accounting units and determining the standalone selling price of each performance obligation in the Company’s revenue arrangements, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, valuation of inventory, estimating the allowance for credit losses, determining defined benefit pension plan obligations, measurement of right-of-use assets and lease liabilities and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from these estimates.
Recent accounting pronouncements
New accounting standards which have not yet been adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2021.
There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2022, as compared to the significant accounting policies described in the Annual Report.
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
Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2022 and December 31, 2021:

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2022	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	61,993	—	—
Money market funds	321,376	—	—
Short-term investments (Note 4):
U.S. Treasury securities	1,897,783	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	12,860	4,502	—
Total	2,294,012	4,502	—

	Quoted Price
	in Active	Significant
	Market for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	107,855	—	—
Money market funds	315,564	—	—
Short-term investments (Note 4):
U.S. Treasury securities	2,241,962	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	23,809	10,306	—
Total	2,689,190	10,306	—
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
As of March 31, 2022 or December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.

3. Collaborative and Licensing Arrangements
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
Out-Licensing Arrangements
For the three months ended March 31, 2022 and 2021, the Company’s collaboration revenue consisted entirely of upfront license fees, research and development services revenue and right to access intellectual property revenue from its collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Revenue from Collaborators	$	$
License revenue	—	484,646
Research and development service revenue	13,427	15,109
Right to access intellectual property revenue	26,249	—
Other	5,377	—
Total	45,053	499,755
Novartis
Tislelizumab Collaboration and License
In January 2021, the Company entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan (Novartis Territory). The Company and Novartis have agreed to jointly develop tislelizumab in these licensed countries, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and the Company has an option to co-detail the product in North America, funded in part by Novartis.
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
The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the three months ended March 31, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the three months ended March 31, 2021. The portion of the transaction price allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $11,635 and $15,109 during the three months ended March 31, 2022 and 2021, respectively. The Company also recognized other collaboration revenue of $5,377 related to the sale of tislelizumab clinical supply to Novartis in conjunction with the collaboration during the three months ended March 31, 2022.
Ociperlimab Option, Collaboration and License Agreement and China Broad Market Development Agreement
In December 2021, the Company expanded its collaboration with Novartis by entering into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize the Company's investigational TIGIT inhibitor ociperlimab in the Novartis Territory. In addition, the Company and Novartis entered into an agreement granting the Company rights to market, promote and detail five approved Novartis oncology products, TAFINLAR® (dabrafenib), MEKINIST® (trametinib), VOTRIENT® (pazopanib), AFINITOR® (everolimus), and ZYKADIA® (ceritinib), across designated regions of China referred to as “broad markets.” In the first quarter of 2022, the Company initiated marketing and promotion of these five products.
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
The Company evaluated the Novartis agreements under ASC 606 as the units of account within the agreement represented transactions with a customer. The Company identified the following material promises under the agreement: (1) exclusive option for Novartis to license the rights to develop, manufacture, and commercialize ociperlimab in the Novartis Territory; (2) Novartis' right to access ociperlimab in its own clinical trials during the option period; (3) initial transfer of BeiGene know-how; and (4) conducting and completing ongoing trials of ociperlimab during the option period (R&D Services). The market development activities are considered immaterial in the context of the contracts.
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
The Company determined the transaction price at the outset of the arrangement as the upfront payment of $300,000. The option exercise fee is contingent upon Novartis exercising its right and is considered fully constrained until the option is exercised. Additionally, the milestone and royalty payments are not applicable until after the option is exercised, at which point the likelihood of meeting milestones, regulatory approval and meeting certain sales thresholds will be assessed. The transaction price was allocated to the three identified performance obligations based on a relative fair value basis. The standalone selling price of the material right for the option to the exclusive product license was calculated as the incremental discount between (i) the value of the license determined using a discounted cash flow method adjusted for probability of the option being exercised and (ii) the expected option exercise fee using the most-likely-amount method at option exercise. The standalone selling price of the combined performance obligation for Novartis' right to access ociperlimab for its own clinical trials during the option period and the initial transfer of BeiGene know-how was determined using a discounted cash flow method. The standalone selling price of the R&D Services was determined using an expected cost plus margin approach. Based on the relative standalone selling prices of the three performance obligations, $71,980 of the total transaction price was allocated to the material right, $213,450 was allocated to Novartis' right to use ociperlimab in its own clinical trials during the option period and the transfer of BeiGene know-how, and $14,570 was allocated to the R&D Services.
The Company will satisfy the material right performance obligation at a point in time at the earlier of when Novartis exercises the option and the license is delivered or the expiration of the option period. As such, the entire amount of the transaction price allocated to the material right was deferred. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the R&D Services was deferred and is being recognized as collaboration revenue as the R&D Services are performed over the expected option period. The Company recognized collaboration revenue of $26,249 related to Novartis right to access ociperlimab in clinical trials and the transfer of know how performance obligation and R&D service revenue of $1,792 during the three months ended March 31, 2022.
In-Licensing Arrangements
Amgen
In October 2019, the Company entered into a global strategic oncology collaboration with Amgen (Amgen Collaboration Agreement) for the commercialization and development in China, excluding Hong Kong, Taiwan and Macau, of Amgen’s XGEVA®, KYPROLIS®, and BLINCYTO®, and the joint global development of a portfolio of oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. The agreement became effective on January 2, 2020, following approval by the Company's shareholders and satisfaction of other closing conditions.
Under the agreement, the Company is responsible for the commercialization of XGEVA®, KYPROLIS® and BLINCYTO® in China for five or seven years. Amgen is responsible for manufacturing the products globally and will supply the products to the Company at an agreed upon price. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one product and is entitled to receive royalties on sales in China for an additional five years on the products not retained. XGEVA® was approved in China in 2019 for patients with giant cell tumor of the bone and in November 2020 for the prevention of skeletal-related events in cancer patients with bone metastases. In July 2020, the Company began commercializing XGEVA® in China. In December 2020, BLINCYTO® was approved in China for injection for the treatment of adult patients with relapsed or refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL). In July 2021, KYPROLIS® was conditionally approved in China for injection in combination with dexamethasone for the treatment of adult patients with relapsed or refractory (R/R) multiple myeloma. In April 2022, BLINCYTO® was conditionally approved for injection for the treatment of pediatric patients with R/R CD19-positive B-cell precursor ALL.
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
In connection with the Amgen Collaboration Agreement, a Share Purchase Agreement (SPA) was entered into by the parties in October 2019. On January 2, 2020, the closing date of the transaction, Amgen purchased 15,895,001 of the Company's ADSs for $174.85 per ADS, representing a 20.5% ownership stake in the Company. Per the SPA, the cash proceeds shall be used as necessary to fund the Company's development obligations under the Amgen Collaboration Agreement. Pursuant to the SPA, Amgen also received the right to designate one member of the Company's board of directors, and Anthony Hooper joined the Company's board of directors as the Amgen designee in January 2020.
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
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
	$	$
Research and development expense	22,396	27,643
Amortization of research and development cost share liability	21,819	26,930
Total amount due to Amgen for BeiGene's portion of the development funding	44,215	54,573

		As of
		March 31,
		2022
Remaining portion of development funding cap		746,844
As of March 31, 2022 and December 31, 2021, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of
	March 31,	December 31,
	2022	2021
	$	$
Research and development cost share liability, current portion	120,971	120,801
Research and development cost share liability, non-current portion	247,572	269,561
Total research and development cost share liability	368,543	390,362

The total reimbursement due under the commercial profit-sharing agreement for product sales is classified in the income statement for the three months ended March 31, 2022 and 2021 as follows:

	Three Months Ended
	March 31,
	2022	2021
	$	$
Cost of sales - product	1,029	710
Research and development	241	(259)
Selling, general and administrative	(12,981)	(6,699)
Total	(11,711)	(6,248)
The Company purchases commercial inventory from Amgen to distribute in China. Total inventory purchases amounted to $7,599 during the three months ended March 31, 2022. Net amounts payable to Amgen as of March 31, 2022 and December 31, 2021 were $79,659 and $106,790, respectively.
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $7,288 and $7,209 as of March 31, 2022 and December 31, 2021, respectively, primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
Short-Term Investments
Short-term investments as of March 31, 2022 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	1,911,353	—	13,570	1,897,783
Total	1,911,353	—	13,570	1,897,783
 Short-term investments as of December 31, 2021 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. treasury securities	2,245,662	—	3,700	2,241,962
Total	2,245,662	—	3,700	2,241,962
As of March 31, 2022, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of March 31, 2022.
Equity Securities with Readily Determinable Fair Values
Leap Therapeutics, Inc. (Leap)
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap's underwritten public offering. As of March 31, 2022, the Company's ownership interest in the outstanding common stock of Leap was 8.3% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 13.1% based on information from Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income (expense), net. The Company recorded unrealized losses of $16,753 and $3,051 for the three months ended March 31, 2022 and 2021, respectively, in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the fair value of the common stock and warrants was as follows:

	As of
	March 31,	December 31,
	2022	2021
	$	$
Fair value of Leap common stock	12,860	23,809
Fair value of Leap warrants	4,502	10,306

Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $44,091 and $43,722 in equity securities without readily determinable fair values as of March 31, 2022 and December 31, 2021, respectively. The Company recorded a gain of $366 related to an observable price change in an orderly transaction for a similar investment of the same issuer for the three months ended March 31, 2022 to other income (expense), net in the consolidated statements of operations.
Equity-Method Investments
The Company records equity-method investments at cost and subsequently adjusts the basis based on the Company's ownership percentage in the investee's income and expenses, as well as dividends, if any. The Company holds equity-method investments totaling $22,437 and $22,955 as of March 31, 2022 and December 31, 2021, respectively, that it does not consider to be individually significant to its financial statements. The Company recorded unrealized losses of $587 and $276 for the three months ended March 31, 2022 and 2021, respectively, to other income (expense), net in the consolidated statements of operations.
5. Inventories
The Company’s inventory balance consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
	$	$
Raw materials	94,464	78,140
Work in process	21,972	9,397
Finished goods	129,192	155,089
Total inventories	245,628	242,626

6. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
	$	$
Land	65,485	65,485
Laboratory equipment	127,989	118,203
Leasehold improvements	56,200	50,288
Building	198,032	144,083
Manufacturing equipment	126,882	119,585
Software, electronics and office equipment	33,935	27,404
Property, plant and equipment, at cost	608,523	525,048
Less: accumulated depreciation	(137,509)	(124,286)
Construction in progress	153,659	186,843
Property, plant and equipment, net	624,673	587,605
In November 2021, the Company purchased a 42-acre site located in Hopewell, NJ for $75,197. The total purchase price was allocated between the land and an existing building on the property based on their relative fair values. The Company plans to construct a biologics manufacturing facility and research and development center on the land. Construction had not yet commenced as of March 31, 2022.
As of March 31, 2022 and December 31, 2021, construction in progress ("CIP") of $153,659 and $186,843, respectively, was primarily related to the buildout of additional capacity at the Guangzhou and Suzhou manufacturing facilities.
Depreciation expense was $15,580 and $9,444 for the three months ended March 31, 2022 and 2021, respectively.
7. Intangible Assets
Intangible assets as of March 31, 2022 and December 31, 2021 are summarized as follows:

	As of
	March 31, 2022			December 31, 2021
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(3,438)	4,062	7,500	(3,250)	4,250
Developed product	43,543	(1,798)	41,745	43,394	(965)	42,429
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	51,859	(6,052)	45,807	51,710	(5,031)	46,679
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from BMS as part of the BMS collaboration. The Company is amortizing the product distribution rights, as a single identified asset, over a period of 10 years from the date of acquisition. Developed products represent the post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements. Trading license represents the Guangzhou drug distribution license acquired in September 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed product is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and the trading licenses is included in operating expenses in the accompanying consolidated statements of operations.

The weighted-average life for each finite-lived intangible assets is approximately 13 years. Amortization expense was as follows:

	Three Months Ended
	March 31,
	2022	2021
	$	$
Amortization expense - Cost of sales - product	832	—
Amortization expense - Operating expense	188	188
	1,020	188
Estimated amortization expense for each of the five succeeding years and thereafter, as of March 31, 2022 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2022 (remainder of year)	2,493	562	3,055
2023	3,324	750	4,074
2024	3,324	750	4,074
2025	3,324	750	4,074
2026	3,324	750	4,074
2027 and thereafter	25,956	500	26,456
Total	41,745	4,062	45,807
8. Income Taxes
Income tax expense was $13,025 for the three months ended March 31, 2022, compared to income tax benefit of $4,630 for the three months ended March 31, 2021. The income tax expense for the three months ended March 31, 2022 relating to income reported to certain subsidiaries was primarily attributable to (i) China tax expense determined after certain non-deductible expenses and (ii) U.S. tax expense determined after research and development tax credits and other special tax deductions. The income tax benefit for the three months ended March 31, 2021 relating to income reported to certain subsidiaries was primarily attributable to (i) deferred U.S. tax benefit of stock-based compensation deductions in excess of (ii) China tax expense determined after certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of March 31, 2022, it is more likely than not that deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, in certain subsidiaries in China and for all U.S. tax credit carryforwards.
As of March 31, 2022, the Company had gross unrecognized tax benefits of $10,814. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $889 in the three months ended March 31, 2022 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2022 and December 31, 2021, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of March 31, 2022, Australia tax matters are open to examination for the years 2013 through 2022, China tax matters are open to examination for the years 2011 through 2022, Switzerland tax matters are open to examination for the years 2018 through 2022, and U.S. federal tax matters are open to examination for years 2015 through 2022. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2011 through 2022.

9. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the three months ended March 31, 2022 and 2021 consists of the following activity:

	Three Months Ended
	March 31,
	2022	2021
	$	$
Balance at beginning of the period	415	112
Current period provision for expected credit losses	(241)	48
Amounts written-off	—	—
Exchange rate changes	19	1
Balance at end of the period	193	161
Prepaid expenses and other current assets consist of the following:

	As of
	March 31,	December 31,
	2022	2021
	$	$
Prepaid research and development costs	83,874	87,239
Prepaid manufacturing cost	76,388	78,538
Prepaid taxes	52,725	58,579
Other receivables	20,249	12,010
Interest receivable	5,299	5,052
Prepaid insurance	1,906	1,695
Other current assets	25,995	27,060
Total	266,436	270,173
Other non-current assets consist of the following:

	As of
	March 31,	December 31,
	2022	2021
	$	$
Goodwill	109	109
Prepayment of property and equipment	17,784	14,140
Prepayment of facility capacity expansion activities (1)	24,839	24,237
Prepaid VAT	30,967	17,162
Rental deposits and other	6,965	6,609
Long-term investments (Note 4)	83,890	100,792
Total	164,554	163,049
(1) Represents payments for facility expansions under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.

Accrued expenses and other payables consist of the following:

	As of
	March 31,	December 31,
	2022	2021
	$	$
Compensation related	70,112	139,966
External research and development activities related	112,825	213,922
Commercial activities	79,366	71,560
Employee tax withholdings	21,328	45,661
Sales rebates and returns related	74,500	59,639
Professional fees and other	27,845	27,307
Total	385,976	558,055
Other long-term liabilities consist of the following:

	As of
	March 31,	December 31,
	2022	2021
	$	$
Deferred government grant income	43,988	46,352
Pension liability	7,759	7,814
Other	81	68
Total	51,828	54,234
10. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of March 31, 2022 and December 31, 2021:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of
						March 31, 2022		December 31, 2021
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	1,262	8,000	1,255	8,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	1,578	10,000	1,569	10,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	1,182	7,500	—	—
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(4)		4.5%	200,000	1,267,829	200,000	1,274,535
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(5)		4.5%	15,776	100,000	15,693	100,000
Shanghai Pudong Development Bank	February 25, 2022	$50,000	1-year	February 25, 2023	2.2%	50,000	316,957	—	—
Other short-term debt (6)						137,589	872,197	209,048	1,332,197
Total short-term debt						407,387	2,582,483	427,565	2,724,732

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	89,918	570,000	89,444	570,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	53,241	337,500	53,353	340,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	58,446	370,500	59,316	378,000
Total long-term bank loans						201,605	1,278,000	202,113	1,288,000
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of March 31, 2022. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out.
2.On January 22, 2020, BeiGene Guangzhou Factory entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31,

2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of March 31, 2022. The Company repaid $393(RMB2,500) during the three months ended March 31, 2022.
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of March 31, 2022. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
4.In September 2020, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 (Senior Loan), of which $120,000 was designated to fund the purchase of noncontrolling equity interest in BeiGene Biologics from Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) (GET) and repayment of the loan provided by GET (Shareholder Loan) and $80,000 was designated for general working capital purposes. The Senior Loan has an original maturity date of October 8, 2021, which is the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional 12 month periods. On October 8, 2021, the Company extended the maturity date for twelve months to October 8, 2022 and repurposed the Senior Loan for general working capital purposes.
5.In September 2020, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership (Zhuhai Hillhouse) for a total loan facility of $73,640 (RMB500,000) (Related Party Loan), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility, including principal, interest and fees. The loan matures at the earlier of: (i) November 9, 2021, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. On October 8, 2021, the Company extended the maturity date of the Related Party Loan to the earlier of: (i) November 9, 2022, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. Zhuhai Hillhouse is a related party of the Company, as it is an affiliate of Hillhouse Capital. Hillhouse Capital is a shareholder of the Company, and a Hillhouse Capital employee is a member of the Company's board of directors.
6.During the year ended December 31, 2021 and 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,760,000 in aggregate, with maturity dates ranging from April 19, 2021 to December 15, 2022. The Company repaid $72,754 (RMB460,000) of the short-term loans in the three months ended March 31, 2022. The weighted average interest rate for the short-term working capital loans was approximately 4.2% as of March 31, 2022.
Interest Expense
Interest expense recognized for the three months ended March 31, 2022 and 2021 was $5,528 and $6,950, respectively, among which, $1,281 and $104 was capitalized, respectively.
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® in the United States and China, and tislelizumab and pamiparib in China; REVLIMID® and VIDAZA® in China under a license from BMS; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product sales for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
	$	$
Product revenue – gross	295,388	143,482
Less: Rebates and sales returns	(33,815)	(37,365)
Product revenue – net	261,573	106,117

The following table disaggregates net product sales by product for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	$	$
BRUKINSA®	104,325	22,090
Tislelizumab	87,643	48,879
REVLIMID®	21,660	16,629
XGEVA®	13,499	14,454
BLINCYTO®	11,866	—
POBEVCY®	6,815	—
VIDAZA®	5,512	3,706
KYPROLIS®	4,313	—
Pamiparib	2,555	—
Other	3,385	359
Total product revenue – net	261,573	106,117
The following table presents the roll-forward of accrued sales rebates and returns for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	$	$
Balance at beginning of the period	59,639	11,874
Accrual	33,815	37,365
Payments	(18,954)	(3,574)
Balance at end of the period	74,500	45,665
12. (Loss) Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted (loss) earnings per share:

	Three Months Ended
	March 31,
	2022	2021
	$	$
Numerator:
Net (loss) income	(434,274)	66,495

Denominator:
Weighted average shares outstanding—basic	1,332,017,262	1,188,943,726
Effect of dilutive securities:
Stock options, restricted stock units and ESPP shares	—	68,545,945
Weighted average shares outstanding—diluted	1,332,017,262	1,257,489,671
For the three months ended March 31, 2022, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
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
13. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company's initial public offering ("IPO") on the NASDAQ Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of March 31, 2022, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,510. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the three months ended March 31, 2022, the Company granted options for 723,541 ordinary shares and restricted share units for 3,162,341 ordinary shares under the 2016 Plan. As of March 31, 2022, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 56,847,235 and 36,351,497, respectively. As of March 31, 2022, share-based awards to acquire 48,054,590 ordinary shares were available for future grant under the 2016 Plan.
In order to continue to provide incentive opportunities under the 2016 Plan, the Board of Directors of the Company has approved, subject to shareholder approval, an amendment to the 2016 Plan (the "Amendment No. 2") to increase the number of authorized shares available for issuance under the 2016 Plan by 66,300,000 ordinary shares, or 5% of the Company's outstanding shares as of March 31, 2022.
2018 Inducement Equity Plan
In June 2018, the board of directors of the Company approved the 2018 Inducement Equity Plan (the “2018 Plan”) and reserved 12,000,000 ordinary shares to be used exclusively for grants of awards to individuals that were not previously employees of the Company or its subsidiaries, as a material inducement to the individual’s entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2018 Plan was approved by the board of directors upon recommendation of the compensation committee, without shareholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The terms and conditions of the 2018 Plan, and the forms of award agreements to be used thereunder, are substantially similar to the 2016 Plan and the forms of award agreements thereunder. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2018 Plan to implement changes required by the listing rules of the Stock Exchange of Hong Kong Limited (HKEx).
During the three months ended March 31, 2022, the Company did not grant any options or restricted share units under the 2018 Plan. As of March 31, 2022, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 30,901 and 492,154, respectively. As of March 31, 2022, share-based awards to acquire 9,358,660 ordinary shares were available for future grant under the 2018 Plan.
The Board of Directors of the Company has approved that subject to and conditioned upon the effectiveness of Amendment No. 2 to the 2016 Plan, the 2018 Plan shall be terminated to the effect that no new equity awards shall be granted under the plan but the outstanding equity awards under the plan shall continue to vest and/or be exercisable in accordance with their terms.
2018 Employee Share Purchase Plan
In June 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”). Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In December 2018, the board of directors of the Company approved an amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. In June 2019, the board of directors adopted an amendment to revise the eligibility criteria for enrollment in the plan. In June 2021, the board of directors of the Company adopted the third amended and restated ESPP to include certain technical amendments under U.S. tax rules and to consolidate the changes in the prior amendment, to be effective on September 1, 2021. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
As of March 31, 2022, 4,527,386 ordinary shares were available for future issuance under the ESPP.
The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
February 28, 2022	667,160	$210.52	$16.19	$178.94	$13.76	$9,183
August 31, 2021	425,386	$308.30	$23.72	$262.06	$20.16	$8,575
February 26, 2021	436,124	$236.30	$18.18	$200.86	$15.45	$6,738
1 The market price is the lower of the closing price on the NASDAQ Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	$	$
Research and development	30,858	21,889
Selling, general and administrative	34,697	23,944
Total	65,555	45,833
14. Accumulated Other Comprehensive Income
The movement of accumulated other comprehensive income was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2021	27,898	(3,700)	(6,248)	17,950
Other comprehensive income (loss) before reclassifications	9,374	(9,870)	—	(496)
Amounts reclassified from accumulated other comprehensive income (1)	—	—	—	—
Net-current period other comprehensive income (loss)	9,374	(9,870)	—	(496)
Balance as of March 31, 2022	37,272	(13,570)	(6,248)	17,454
(1) The amounts reclassified from accumulated other comprehensive income were included in other income (expense), net in the consolidated statements of operations.
15. Shareholders’ Equity
Share Purchase Agreement
In September 2021, the Company issued an aggregate of 165,529 ADSs, representing 2,151,877 ordinary shares, to Amgen for a total consideration of $50,000, in a private placement pursuant to a Share Purchase Agreement dated October 31, 2019, as amended on December 6, 2019 and September 24, 2020 by and between Amgen and Company.

STAR Offering
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
16. Restricted Net Assets
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
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2022 and December 31, 2021, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $2,691,859 and $799,574, respectively.
17. Commitments and Contingencies
Purchase Commitments
As of March 31, 2022, the Company had purchase commitments amounting to $122,485, of which $65,487 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $56,998 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital Commitments
The Company had capital commitments amounting to $239,436 for the acquisition of property, plant and equipment as of March 31, 2022, which were mainly for the Company’s manufacturing and clinical R&D campus in Hopewell, NJ, biologics manufacturing facility in Guangzhou, China, small molecule manufacturing facility in Suzhou, China, and research and development operations at the Changping facility in Beijing, China.
Co-Development Funding Commitment
    Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of March 31, 2022, the Company's remaining co-development funding commitment was $746,844.
Research and Development Commitment
The Company entered into a long-term research and development agreement in June 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next five years. As of March 31, 2022, the total research and development commitment amounted to $26,579.

Funding Commitment
The Company had committed capital related to an equity method investment in the amount of $15,000. As of March 31, 2022, the remaining capital commitment was $12,750 and is expected to be paid from time to time over the investment period.
Pension Commitment
The Company maintains a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1,593 per year based on annual funding contributions in effect as of March 31, 2022 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
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
18. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The Company’s long-lived assets are primarily located in the PRC and the U.S.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended
	March 31,
	2022	2021
	$	$
PRC	190,735	95,982
United States	99,425	359,963
Rest of world	16,466	149,927
Total	306,626	605,872
PRC revenues consisted entirely of product revenues for the three months ended March 31, 2022 and 2021. U.S. revenues for the three months ended March 31, 2022 consisted of collaboration revenue of $31,537 and BRUKINSA® product sales of $67,888, respectively. U.S. revenues for the three months ended March 31, 2021 consisted of $349,828 of collaboration revenue and $10,135 of BRUKINSA® product sales. Rest of world revenues for the three months ended March 31, 2022 consisted of collaboration revenue of $13,516 and BRUKINSA® product sales of $2,950, respectively. Rest of world revenues consisted entirely of collaboration revenues for the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to successfully develop and commercialize oncology assets licensed from our partners pursuant to our global strategic oncology collaborations; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory environment and regulatory developments in the United States, the People’s Republic of China (“China” or “PRC”), the United Kingdom, the European Union ("EU") and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance and the pricing and reimbursement of our medicines and drug candidates, if approved; developments relating to our competitors and industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs, ordinary shares and RMB Shares, and impact of securities analysts’ reports on these prices; the impact of the COVID-19 pandemic on our clinical development, commercial, manufacturing, and other operations; and other risks and uncertainties, including those listed under “Part II – Item 1A – Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II – Item 1A – Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.
Overview
We are a global, commercial-stage biotechnology company focused on discovering, developing, manufacturing, and commercializing innovative medicines to improve treatment outcomes and expand access for patients worldwide.
We currently have three approved medicines that were discovered and developed in our own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We have obtained approvals to market BRUKINSA® in the United States, China, EU, the United Kingdom (U.K.), Canada, Australia and additional international markets, and tislelizumab and pamiparib in

China. By leveraging our China commercial capabilities, we have in-licensed the rights to distribute 13 approved medicines for the China market. Supported by our global clinical development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (Amgen) and Novartis Pharma AG (Novartis) to develop and commercialize innovative medicines.
We are committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Our internal clinical development capabilities are deep, including a more than 2,300-person global clinical development team that is running more than 90 ongoing or planned clinical trials in over 30 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across our portfolio, including our three internally discovered, approved medicines. We have enrolled in our clinical trials more than 16,000 subjects, of which approximately one-half have been outside of China.
We have built, and are expanding, our internal manufacturing capabilities through our state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of our medicines, and are building a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. We also work with high quality contract manufacturing organizations (CMOs) to manufacture our internally developed clinical and commercial products.
Since our inception in 2010, we have become a fully integrated global organization of over 8,300 employees in 28 countries and regions, including the United States, China, Europe, and Australia.
Recent Developments
Recent Business Developments
On May 4, 2022, we announced that the China National Medical Products Administration (NMPA) granted conditional approval of BLINCYTO® (blinatumomab) for injection for the treatment of pediatric patients with relapsed or refractory (R/R) CD19-positive B-cell precursor acute lymphoblastic leukemia (ALL).
On April 27, 2022, we announced that the Independent Data Monitoring Committee (IDMC) determined at a pre-planned interim analysis that RATIONALE 306, a global Phase 3 trial of tislelizumab in combination with chemotherapy, had met the study’s primary endpoint of overall survival (OS) in patients with previously untreated advanced or metastatic esophageal squamous cell carcinoma (ESCC).
On April 19, 2022, we announced the presentation of updated data analyses from the Phase 3 RATIONALE-309 trial of tislelizumab, a humanized anti-PD-1 monoclonal antibody, in combination with chemotherapy versus chemotherapy plus placebo as a first-line treatment for patients with recurrent or metastatic nasopharyngeal cancer (RM-NPC), at the virtual American Society of Clinical Oncology (ASCO) Plenary Series on April 19, 2022.
On April 15, 2022, we announced that the NMPA granted approval to our anti-PD-1 antibody, tislelizumab, as a treatment for patients with locally advanced or metastatic esophageal squamous cell carcinoma (ESCC) who have disease progression or are intolerant to first-line standard chemotherapy.
On April 11, 2022, we announced results from the Phase 3 ALPINE trial showing BTK inhibitor BRUKINSA® (zanubrutinib) demonstrated superiority versus ibrutinib in overall response rate (ORR) as assessed by an IRC in adult patients with R/R chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL).
On April 6, 2022, we announced that marketing authorization applications (MAA) for tislelizumab, submitted by Novartis, the license holder in Europe, have been validated for regulatory review by the European Medicines Agency (EMA) for patients with advanced or metastatic ESCC after prior systemic chemotherapy and for patients with non-small cell lung cancers (NSCLC) including as monotherapy for the treatment of locally advanced or metastatic NSCLC after prior chemotherapy in adults; in combination with carboplatin and either paclitaxel or nab-paclitaxel for the first-line treatment of locally advanced or metastatic squamous NSCLC in adults; and in combination with pemetrexed and platinum-containing chemotherapy for the first-line treatment of locally advanced or metastatic non-squamous NSCLC in adults whose tumors have no EGFR or ALK positive mutations.
On March 25, 2022, we announced the appointment of Ernst & Young LLP based in Boston, Massachusetts, as principal auditor for our financial statements and internal control over financial reporting for the fiscal year ending December 31, 2022 to be filed with the SEC.
On March 15, 2022, we and Medison Pharma Ltd., a global pharma company focused on providing access to highly innovative therapies to patients in international markets worldwide, announced that the State of Israel Ministry of Health approved BRUKINSA® (zanubrutinib) for the treatment of adult patients with Waldenström’s Macroglobulinemia (WM).

BRUKINSA® is reimbursed nationally for patients with second- or third-line WM. This is the second approval for BRUKINSA® in Israel, following its initial marketing and reimbursement approval in 2021 for patients with mantle cell lymphoma (MCL) who have received at least one prior therapy.
On March 11, 2022, we announced that the NMPA granted conditional approval to BeiGene's anti-PD-1 antibody, tislelizumab, for the treatment of adult patients with advanced unresectable or metastatic microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) solid tumors, including patients with advanced colorectal cancer (CRC) who had been treated with fluoropyrimidine, oxaliplatin and irinotecan; and other advanced solid tumors who develop disease progression after prior treatment and have no satisfactory alternative treatment options.
On March 3, 2022, we announced that BRUKINSA® (zanubrutinib) was approved by Health Canada for the treatment of adult patients with marginal zone lymphoma (MZL) who have received at least one prior anti-CD20-based therapy.
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
Collaboration Revenue
We recognize collaboration revenue for amounts earned under collaborative and out-licensing arrangements. In January 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan (the Novartis Territory). There were two performance obligations identified at the outset of the agreement: (1) the exclusive license to develop, manufacture, and commercialize tislelizumab in the Novartis Territory, transfer of know-how and use of the tislelizumab trademark and (2) conducting and completing ongoing trials of tislelizumab (R&D services). Under this agreement, we received an upfront cash payment, which was allocated between the two performance obligations identified in the agreement based on the relative standalone selling prices of the performance obligations. The portion allocated to the license was recognized upon the delivery of the license right and transfer of know-how. The portion of the upfront payment allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed using a percentage of completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis.
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
•BGB-16673, an investigational Chimeric Degradation Activating Compound, or CDAC, targeting BTK; and
•BGB-A425, an investigational humanized monoclonal antibody against TIM-3; and

•LBL-007, a novel investigational antibody targeting the LAG-3 pathway
Research and development activities also include costs associated with in-licensed drug candidates, including:
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
Interest Income (Expense), Net
Interest Income
Interest income consists primarily of interest generated from our RMB-denominated cash deposits and short-term investments in money market funds, time deposits, U.S. Treasury securities and U.S. agency securities.
Interest Expense
Interest expense consists primarily of interest on our bank loans and related party loan.
Other Income (Expense), Net
Other income (expense) consists primarily of gains and losses recognized related to equity investments, government grants and subsidies received that involve no conditions or continuing performance obligations by us, realized and unrealized gains and losses related to foreign currency exchange rates, unrealized gains and losses on equity securities, and realized gains and losses on the sale of investments. We hold significant cash in the form of RMB-denominated deposits, including the cash generated from the STAR Market offering in December 2021. Other income (expense) includes foreign currency remeasurement gains and losses based on foreign currency exchange rates.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$261,573	$106,117	$155,456	146.5%
Collaboration revenue	45,053	499,755	(454,702)	(91.0)%
Total revenues	306,626	605,872	(299,246)	(49.4)%
Expenses
Cost of sales - product	65,237	32,685	32,552	99.6%
Research and development	389,915	320,726	69,189	21.6%
Selling, general and administrative	294,573	182,106	112,467	61.8%
Amortization of intangible assets	188	188	—	—%
Total expenses	749,913	535,705	214,208	40.0%
(Loss) income from operations	(443,287)	70,167	(513,454)	(731.8)%
Interest income (expense), net	10,071	(4,179)	14,250	(341.0)%
Other income (expense), net	11,967	(4,123)	16,090	(390.2)%
(Loss) income before income taxes	(421,249)	61,865	(483,114)	(780.9)%
Income tax expense (benefit)	13,025	(4,630)	17,655	(381.3)%
Net (loss) income	$(434,274)	$66,495	$(500,769)	(753.1)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue
Total revenue decreased to $306.6 million for the three months ended March 31, 2022, from $605.9 million for the three months ended March 31, 2021, primarily due to a decrease in collaboration revenue, as the prior year period included the recognition of the majority of the $650 million upfront payment from Novartis as license revenue.
The following table summarizes the components of revenue for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,		Changes
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$261,573	$106,117	$155,456	146.5%
Collaboration revenue:
License revenue	—	484,646	(484,646)	(100.0)%
Research and development service revenue	13,427	15,109	(1,682)	(11.1)%
Right to access intellectual property revenue	26,249	—	26,249	NM
Other	5,377	—	5,377	NM
Total collaboration revenue	45,053	499,755	(454,702)	(91.0)%
Total Revenue	$306,626	$605,872	$(299,246)	(49.4)%

Net product revenues consisted of the following:

	Three Months Ended
	March 31,		Changes
	2022	2021	$	%
	(dollars in thousands)
BRUKINSA®	$104,325	$22,090	$82,235	372.3%
Tislelizumab	87,643	48,879	38,764	79.3%
REVLIMID®	21,660	16,629	5,031	30.3%
XGEVA®	13,499	14,454	(955)	(6.6)%
BLINCYTO®	11,866	—	11,866	NM
POBEVCY®	6,815	—	6,815	NM
VIDAZA®	5,512	3,706	1,806	48.7%
KYPROLIS®	4,313	—	4,313	NM
Pamiparib	2,555	—	2,555	NM
Other	3,385	359	3,026	842.9%
Total product revenue	$261,573	$106,117	$155,456	146.5%
Net product revenue increased 146.5% to $261.6 million for the three months ended March 31, 2022, compared to $106.1 million in the prior year period, primarily due to continued increases in sales of BRUKINSA® in the United States and China and tislelizumab in China. In addition, product revenues in the first quarter of 2022 were positively impacted by sales of Amgen's BLINCYTO® and KYPROLIS® in China, which we began distributing in August 2021 and January 2022, respectively, as well as Bio-Thera's POBEVCY®, which we began selling in January 2022. During the quarter ended March 31, 2022, we continued to see increased patient demand for tislelizumab, BRUKINSA®, and pamiparib due to the inclusion on the National Reimbursement Drug List (NRDL), and this demand more than offset the effect of the related price reductions.
Global sales of BRUKINSA® totaled $104.3 million in the first quarter, representing a 372% increase compared to the prior year period; U.S. sales of BRUKINSA® totaled $67.9 million in the first quarter compared to $10.1 million in the comparable prior year period. U.S. sales continued to accelerate in the quarter, driven by continued uptake in MCL and the recent FDA approvals in WM and MZL. BRUKINSA® sales in China totaled $33.5 million in the first quarter, representing growth of 180% compared to the prior year period, driven by a significant increase in all approved indications, including chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL).
Sales of tislelizumab in China totaled $87.6 million in the first quarter, representing a 79% increase compared to the prior year period. In the first quarter, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab. We believe that our strategy during 2021 of expanding our salesforce and hospital listings and continuing to seek expanded labels in broad indications will allow us to increase our market share during the remainder of 2022.
Collaboration revenue totaled $45.1 million for the three months ended March 31, 2022, of which $13.4 million was recognized from deferred revenue for R&D services performed during the three months ended March 31, 2022 under both the tislelizumab and ociperlimab collaborations, $26.2 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period and $5.4 million was recognized related to the sale of tislelizumab clinical supply to Novartis. Collaboration revenue totaled $499.8 million for the three months ended March 31, 2021, of which $484.6 million was recognized upon delivery of the tislelizumab license right and transfer of know-how to Novartis, and $15.1 million was recognized from deferred revenue for R&D services performed during the three months ended March 31, 2021 (see Footnote 3).
Cost of Sales
Cost of sales increased to $65.2 million for the three months ended March 31, 2022 from $32.7 million for the three months ended March 31, 2021, primarily due to increased product sales of BRUKINSA® and tislelizumab, as well as initial sales of BLINCYTO® and KYPROLIS®, which we began selling in August 2021 and January 2022, respectively.
Gross Margin
Gross margin on global product sales increased to $196.3 million for the three months ended March 31, 2022, compared to $73.4 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 75.1% for the three months ended March 31, 2022, from 69.2% in the comparable period of the prior year. The increase is primarily due to a proportionally higher sales mix of global BRUKINSA® and tislelizumab compared to lower margin sales of in-licensed products. Additionally, in the first quarter of 2021, gross margin was negatively impacted by an adjustment to sales of $24.2 million relating to compensating distributors for channel inventory that was sold prior to applying the lower prices of the NRDL. These positive impacts to gross margin percentage in the three months ended March 31, 2022 were partially offset by the lower prices resulting from the listing of tislelizumab and BRUKINSA® on the updated NRDL in January 2022. Pre-launch inventory carried at zero or low cost consumed during the three months ended March 31, 2022 and March 31, 2021 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $69.2 million, or 21.6%, to $389.9 million for the three months ended March 31, 2022 from $320.7 million for the three months ended March 31, 2021. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,		Changes
	2022	2021	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$125,898	$122,946	$2,952	2.4%
Upfront license fees	—	8,500	(8,500)	(100.0)%
Amgen co-development expense[1]	22,396	27,643	(5,247)	(19.0)%
Total external research and development expenses	148,294	159,089	(10,795)	(6.8)%
Internal research and development expenses	241,621	161,637	79,984	49.5%
Total research and development expenses	$389,915	$320,726	$69,189	21.6%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended March 31, 2022 totaled $44.2 million, of which $22.4 million was recorded as R&D expense. The remaining $21.8 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the first quarter was primarily attributable to a decrease of $8.5 million related to upfront license fees under collaboration agreements, partially offset by increased spending on our preclinical trials. Overall spending with CROs remained relatively flat from the prior year quarter, as we continue to internalize research and clinical development activities.
Internal research and development expense increased $80.0 million, or 49.5%, to $241.6 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$40.4 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$16.9 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$11.5 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$9.0 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population; and
•$1.4 million decrease of consulting fees, which was mainly attributable to decreased meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $112.5 million, or 61.8%, to $294.6 million for the three months ended March 31, 2022, from $182.1 million for the three months ended March 31, 2021. The increase was primarily attributable to the following:
•$62.5 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets, and the hiring of more personnel to support our growing business;
•$20.8 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities;
•$18.4 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe; and
•$10.8 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population.
Interest Income (Expense), Net
Interest income (expense), net increased by $14.3 million, or 341.0%, to $10.1 million of net interest income for the three months ended March 31, 2022, from $4.2 million of net interest expense for three months ended March 31, 2021. The increase in interest income, net, was primarily attributable to increased interest income resulting from the increase in cash balances resulting from the SSE IPO proceeds in the fourth quarter of 2021.
Other Income (Expense), Net
Other income (expense), net increased to $12.0 million of net other income for the three months ended March 31, 2022, from $4.1 million of net other expense for the three months ended March 31, 2021. The increase was primarily attributable to increased income from government subsidies, as well as foreign exchange gains due to the strengthening of the Chinese Renminbi, partially offset by the unrealized loss on our equity investment in Leap Therapeutics.
Income Tax Expense (Benefit)
Income tax expense was $13.0 million for the three months ended March 31, 2022, as compared to income tax benefit of $4.6 million for the three months ended March 31, 2021. The income tax expense for three months ended March 31, 2022 was primarily attributable to tax expense on income reported in certain China subsidiaries in excess of the deferred tax benefit of U.S. share-based compensation deductions. The income tax benefit for three months ended March 31, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of March 31, 2022 and December 31, 2021:

	As of
	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$4,354,450	$4,382,887
Short-term investments	$1,897,783	$2,241,962
Total debt	$608,992	$629,678
With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We recognized net loss of $434.3 million and net income of $66.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $5.4 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
In January 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan. Under the agreement, we received an upfront cash payment of $650 million from Novartis. In December 2021, we expanded our collaboration with Novartis by entering into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor ociperlimab in the Novartis Territory. In addition, we and Novartis entered into an agreement granting us rights to market, promote and detail five approved Novartis oncology products. Under the terms of the agreement, we received an upfront cash payment of $300 million in January 2022.
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$4,382,887	$1,390,005
Net cash (used in) provided by operating activities	(236,563)	125,095
Net cash provided by investing activities	210,393	291,948
Net cash (used in) provided by financing activities	(11,267)	107,419
Net effect of foreign exchange rate changes	9,000	(4,061)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(28,437)	520,401
Cash, cash equivalents and restricted cash at end of period	$4,354,450	$1,910,406
Operating Activities
Cash flows from operating activities is net income/(loss) adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $236.6 million of cash in the three months ended March 31, 2022, which resulted principally from our net loss of $434.3 million, partially offset by a decrease in our net operating assets and liabilities of $122.1 million and by non-cash charges of $75.6 million. The decrease in working capital was driven largely by decreases in accounts receivable (due to the receipt of the upfront from Novartis related to the ociperlimab collaboration) and an increase in taxes payable, partially offset by an increases in inventories, prepaid expenses and other non-current assets as well as decreases in accounts payable, accrued expenses, deferred revenue and other long-term liabilities. The non-cash charges were primarily driven by share-based compensation expense, depreciation and amortization expense, and unrealized loss on our Leap investment, offset by amortization of the research and development cost share liability and deferred income tax benefits.
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

Investing activities provided $210.4 million of cash in the three months ended March 31, 2022, consisting of sales and maturities of investment securities of $331.0 million, offset by $0.5 million in purchases of investment securities, capital expenditures of $45.1 million, and $75.0 million of acquired in-process research and development.
Investing activities provided $291.9 million of cash in the three months ended March 31, 2021, consisting of sales and maturities of investment securities of $1.1 billion, offset by $764.2 million in purchases of investment securities, capital expenditures of $42.4 million, and $8.5 million of acquired in-process research and development.
Financing Activities
Cash flows from financing activities consist primarily of sale of ordinary shares, RMB Shares and ADSs through equity offerings, issuance and repayment of short-term and long-term debt, and proceeds from the sale of ordinary shares and ADSs through employee equity compensation plans.
Financing activities used $11.3 million of cash in the three months ended March 31, 2022, consisting primarily of $50.0 million from proceeds of short-term bank loans and $11.9 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan. These inflows were partially offset by $73.1 million of repayment of short-term bank loans.
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

Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of March 31, 2022:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$67,740	$19,552	$48,188
Purchase commitments	122,485	64,143	58,342
Debt obligations	608,992	407,387	201,605
Interest on debt	40,535	9,694	30,841
Co-development funding commitment	746,844	245,146	501,698
Funding commitment	12,750	4,250	8,500
Research and development commitment	26,579	5,701	20,878
Pension plan	7,759	1,593	6,166
Capital commitments	239,436	239,436	—
Total	$1,873,120	$996,902	$876,218
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
Purchase Commitments
As of March 31, 2022, purchase commitments amounted to $122.5 million, of which $65.5 million related to minimum purchase requirements for supply purchased from contract manufacturers and $57.0 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $407.4 million. Total long-term debt obligations are $201.6 million. See Note 10 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
    Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of March 31, 2022, our remaining co-development funding commitment was $746.8 million.
Funding Commitment
Funding commitment represents our committed capital related to one of our equity method investments in the amount of $15.0 million. As of March 31, 2022, our remaining capital commitment was $12.8 million and is expected to be paid from time to time over the investment period.

Research and Development Commitment
We entered into a long-term research and development agreement in June 2021, which includes obligations to make fixed quarterly payments over the next five years. As of March 31, 2022, the total research and development commitment amounted to $26.6 million.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1.6 million per year based on annual funding contributions in effect as of March 31, 2022 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $239.4 million for the acquisition of property, plant and equipment as of March 31, 2022, which were mainly for our manufacturing and clinical R&D campus in Hopewell, NJ, biologics manufacturing facility in Guangzhou, China, small molecule manufacturing facility in Suzhou, China, and research and development operations at the Changping facility in Beijing, China.
Other Business Agreements
We expect to make a significant investment in our future manufacturing facility in the United States, a 42-acre site that will be constructed in Hopewell, NJ, and for which we purchased for $75.2 million. We expect significant capital expenditures as we build out the Hopewell facility over the next several years.
We also enter into agreements in the ordinary course of business with contract research organizations to provide research and development services. These contracts are generally cancellable at any time by us with prior written notice.
We also enter into collaboration agreements with institutions and companies to license intellectual property. We may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with these agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. These commitments are not recorded on our balance sheet because the achievement and timing of these milestones are not fixed and determinable. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in our financial statements. Future milestone payments potentially owed related to in-licensed technology totaled $5.7 billion as of March 31, 2022.
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
There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2022, as compared to those described in the section titled “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
For new accounting policies adopted during the three months ended March 31, 2022 , see “Part I – Item 1 – Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $4.3 billion and $4.4 billion, restricted cash of $7.3 million and $7.2 million, and short-term investments of $1.9 billion and $2.2 billion as of March 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalent are deposited with various major reputable financial institutions located within or outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. On March 31, 2022, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point increase or decrease in market interest rates would result in a decrease of $10.6 million or an increase of $9.9 million, respectively, as of March 31, 2022.
We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
We had accounts receivable, net of $190.8 million and $483.1 million as of March 31, 2022 and December 31, 2021, respectively. Accounts receivable, net represent amounts arising from product sales and amounts due from our collaboration partners. We monitor economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 0.5% in the three months ended March 31, 2022 and appreciated approximately 2.3% in the year ended December 31, 2021, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Additionally, the value of RMB is subject to changes in the PRC central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2022, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
In the quarter ended March 31, 2022, we completed our implementation of additional business processes and control changes around key cycles including the order-to-cash process, inventory management, treasury and research and development accruals. With the exception of these new control activities and processes, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 26, 2020, following the suspension and recall of ABRAXANE® in China supplied to us by Celgene Logistics Sàrl, a Bristol Myers Squibb company (referred to elsewhere in this report as BMS, but for this paragraph only, "BMS-Celgene"), we initiated an arbitration proceeding at the International Chamber of Commerce (the ICC) against BMS-Celgene asserting that it had breached and continues to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and BMS-Celgene in July 2017 and a related quality agreement (collectively, the “BMS-Celgene License”). Under the BMS-Celgene License, we allege that BMS-Celgene is obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE® to us. In the arbitration proceeding, we are seeking (i) a declaration that BMS-Celgene was and is in breach of the BMS-Celgene License, (ii) a declaration that BMS-Celgene acted with gross negligence and/or willful misconduct, (iii) an award of damages, and (iv) such other relief as the arbitrators deem appropriate. BMS-Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $30 million in costs that it contends it incurred as part of the ABRAXANE® recall. We believe that the allegations contained in the counterclaim are without merit and intend to defend the counterclaim vigorously. A hearing is scheduled in the matter for June 2022. On October 6, 2021, BMS-Celgene delivered a notice to us purporting to terminate the BMS-Celgene License with respect to ABRAXANE® and providing 180-days' notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the BMS-Celgene License. We believe that the reasons stated in the notice do not provide a valid basis for terminating the BMS-Celgene License with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS-Celgene to reduce its damages in the on-going arbitration proceedings described above. We have amended our claims in the arbitration proceeding to add a claim for wrongful termination of the BMS-Celgene License with respect to ABRAXANE®.
Item 1A. Risk Factors.
The following section includes the most significant factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report, including our financial statements and the related notes and “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs, ordinary shares or RMB Shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our ADSs, ordinary shares or RMB Shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The development and commercialization of new medicines is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell medicines or are pursuing the development of medicines for the treatment of cancer for which we are commercializing our medicines or developing our drug candidates. For example, BRUKINSA®, tislelizumab and pamiparib face substantial competition, and some of our products face or are expected to face competition from generic therapies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
Manufacturers of our medicines must comply with good manufacturing practice (GMP) requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our approved medicines may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our medicines, which would seriously harm our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Part II – Item 1 – Legal Proceedings”.
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
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Part II – Item 1 – Legal Proceedings”. Additionally, although we have obtained regulatory approvals of our medicines, regulatory authorities could suspend or withdraw these approvals. In order to market approved products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. In any event, the receipt of regulatory approval does not assure the success of our commercialization efforts for our medicines.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Part II – Item 1 – Legal Proceedings”.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from an up-front license fee from collaboration agreements. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $5.4 billion and $5.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.3 billion, $1.3 billion and $750.3 million of net cash during the years ended December 31, 2021, 2020 and 2019, respectively, and used $236.6 million and provided $125.1 million of net cash during the three months ended March 31, 2022 and 2021, respectively. We recorded negative net cash flows from operating activities in 2021, 2020 and 2019 primarily due to our net losses of $1.4 billion, $1.6 billion and $950.6 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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

Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $4.3 billion, $4.4 billion and $1.4 billion, restricted cash of $7.3 million, $7.2 million and $8.1 million and short-term investments of $1.9 billion, $2.2 billion and $3.3 billion as of March 31, 2022, December 31, 2021 and 2020, respectively, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of March 31, 2022 and December 31, 2021, our short-term investments consisted of U.S. Treasury securities. Although we believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
Furthermore, although various extensions may be available, the life of a patent and the protection it affords, is limited. For example, the approved cancer therapies we have licensed from BMS in China face competition from generic medications, and we may face similar competition for our approved medicines even if we successfully obtain patent protection. Manufacturers of generic drugs may challenge the scope, validity or enforceability of our patents, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. The issued patents and pending patent applications, if issued, for our medicines and drug candidates are expected to expire on various dates as described in “Part I – Item 1 – Business – Intellectual Property” of our Annual Report. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.
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
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Part II – Item 1 – Legal Proceedings”.
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
Before a third party can begin commercial manufacture of our medicines, they are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products, any potential third-party manufacturer may be unable to initially pass regulatory inspections in a timely or cost-effective manner in order for us to obtain regulatory approval. If contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our or our collaborators' contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we or our collaborators' contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Part II – Item 1 – Legal Proceedings”.
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
In August 2017, we acquired Celgene's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, REVLIMID®, VIDAZA® and ABRAXANE®. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE® in China. We have not had any sales of ABRAXANE® since the suspension and do not expect future revenue from ABRAXANE®. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this report titled “Part II – Item 1 – Legal Proceedings”.
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
At the beginning of 2021, we had approximately 5,100 employees, and we ended the year with approximately 8,000 employees, an increase of 57%. As of March 31, 2022, we had over 8,300 employees. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:

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
In December 2019, the COVID-19 pandemic began to impact the population in China and since January 2020, the COVID-19 pandemic has spread around the world. The continued spread of COVID-19, despite progress in vaccination efforts, has negatively impacted our business and results of operations, including commercial sales, regulatory interactions, inspections, and filings, and clinical trial recruitment, participation and data read outs. There remains uncertainty regarding the future impact of the pandemic both globally and specifically in China due to outbreaks and restrictions and potential impact on clinical, manufacturing and commercial operations. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely. We have suspended or limited non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism or employee turnover, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our business, results of operations, and financial condition.

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
*The audit reports included in our Annual Report on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the PCAOB), and as such, investors have previously been deprived of the benefits of such inspections.
Ernst & Young Hua Ming LLP, our auditor from fiscal year 2014 to fiscal year 2021, is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. Since Ernst & Young Hua Ming LLP is located in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, Ernst & Young Hua Ming LLP has not been and is not currently inspected by the PCAOB. Additionally, because we have substantial operations within the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, Ernst & Young Hua Ming LLP and the audit work that it has carried out for us in the PRC has not historically been able to be inspected independently and fully by the PCAOB.
Inspections of other auditors conducted by the PCAOB outside the PRC have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in the PRC prevents the PCAOB from regularly evaluating auditors’ audits and their quality control procedures. As a result, to the extent that any components of our auditor’s work papers have been or become located in China, such work papers have not been and will not be subject to inspection by the PCAOB. As a result, we and investors of our ADSs, ordinary shares and RMB Shares have been deprived of the benefits of such PCAOB inspections, which could cause investors and potential investors of our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.
*Our ADSs may be delisted and our ADSs and ordinary shares prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA, if the PCAOB is unable to inspect or fully investigate auditors located in China. On December 16, 2021, PCAOB issued the HFCAA Determination Report, according to which our previous auditor is subject to the determinations that the PCAOB is unable to inspect or investigate it completely. Under current law, delisting and prohibition from over-the-counter trading in the U.S. could take place in 2024. The delisting of our ADSs, or the threat of their being delisted, may materially and adversely affect the value of your investment.
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, the HFCAA, was signed into law on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection for the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Accordingly, under the current law, this could happen in 2024 if the SEC makes this determination for three consecutive years. On March 30, 2022, as expected following its adoption of implementing rules pursuant to the HFCAA, the SEC added us to its conclusive list of issuers identified under HFCAA, after being provisionally named as a Commission-Identified Issuer on March 8, 2022, following the filing of our annual report on Form 10-K with the SEC on February 28, 2022, which annual report was audited by Ernst & Young Hua Ming LLP.
However, as our global business has expanded, we have evaluated, designed and implemented business processes and control changes and built substantial organizational capabilities outside of the PRC, which has enabled us to engage Ernst & Young LLP, located in Boston, Massachusetts, United States, as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting for the fiscal year ending December 31, 2022 to be filed with the SEC. We expect that this will satisfy the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year deadline of the HFCAA.
Additionally, in October 2021, Nasdaq adopted additional listing criteria applicable to companies that primarily operate in jurisdictions where local regulators impose secrecy laws, national security laws or other laws that restrict U.S. regulators from accessing information relating to the issuer (a “Restrictive Market”). Under the new rule, whether a jurisdiction permits PCAOB inspection would be a factor in determining whether a jurisdiction is deemed by Nasdaq to be a Restrictive Market. China will likely be determined to be a Restrictive Market and, as a result, Nasdaq may impose on us additional continued listing criteria or deny continued listing of our securities on Nasdaq, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to our audit.
While we understand there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators or Nasdaq. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares, which are listed for trading on the HKEx. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong, or may have to incur increased costs or suffer losses in order to do so. The market price of our ADSs could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.
Given that Ernst and Young LLP (United States) will serve as the principal accountant to audit our consolidated financial statements for the fiscal year ending December 31, 2022 (the “2022 Form 10-K”), we expect to be able to comply with the HFCAA and certify following the filing of our 2022 Form 10-K that we have retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate Ernst & Young LLP (United States), which would preclude a further finding by the SEC that we are a Commission-Identified Issuer and therefore the delisting of our ADSs from the NASDAQ Global Select Market.
However, these efforts may not be sufficient and ultimately may not be successful. We may also be subject to enforcement under the HFCAA, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by any rules that may be adopted by the SEC under the HFCAA in the future. If we failed to comply with those rules, it is possible that our ADSs would be delisted. The risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ADSs, ordinary shares and RMB Shares. Failure to adopt effective contingency plans may also have a material adverse impact on our business and the price of our ADSs, ordinary shares and RMB Shares.
*The potential enactment of the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”) or the America COMPETES Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our ADSs may be prohibited from over-the-counter trading or delisted. If this bill were enacted, our ADS could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. in 2023.
On June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act, to amend Section 104(i) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)) to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for two consecutive years, instead of three consecutive years as currently enacted in the HFCAA.
On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”), which similarly would amend the HFCAA to shorten the three-year period to two years. The America COMPETES Act, however, includes a broader range of legislation than the AHFCA Act in response to the U.S. Innovation and Competition Act passed by the U.S. Senate in 2021. The U.S. House of Representatives and the U.S. Senate will need to agree on amendments to these respective bills to allow the legislature to pass their amended bills before the President can sign the bill into law. It is unclear if or when these bills will be signed into law. In the case that the bill becomes the law, it will reduce the time period before our ADSs could be delisted from Nasdaq and prohibited from over-the-counter trading in the U.S. from 2024 to 2023.
Given that Ernst and Young LLP (United States) will serve as the principal accountant to audit our consolidated financial statements for the 2022 Form 10-K, we expect to be able to comply with the AHFCA Act and the COMPETES Act, if they become law, and certify following the filing of our 2022 Form 10-K that we have retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate. However, these efforts may not be sufficient and ultimately may not be successful. As a result, our securities may be prohibited from trading on Nasdaq or other U.S. stock exchanges and from over-the-counter trading in the U.S.
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
In addition, the PRC government has announced its plans to enhance its regulatory oversight of China-based companies listed overseas and cross-border law enforcement cooperation. The Opinions on Intensifying Crack Down on Illegal Securities Activities issued on July 6, 2021 called for:
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

There are great uncertainties with respect to the interpretation and implementation of the Opinions on Intensifying Crack Down on Illegal Securities Activities. The PRC government may promulgate relevant laws, rules and regulations to impose additional and significant obligations and liabilities on overseas listed China-based companies regarding data security, cross-border data flow, and compliance with China’s securities laws. As a company with extensive operations in China and stock listings in and outside of China, it is uncertain whether or how the new laws, rules and regulations and the interpretation and implementation may affect us. However, among other things, our ability to obtain external financing through the issuance of equity securities overseas could be adversely affected if restrictions on overseas fundraising are imposed on companies like us.
*We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2022 and December 31, 2021, these restricted assets totaled $2,691.9 million and $799.6 million, respectively.
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
Our ADSs are listed on the NASDAQ in the United States under the symbol “BGNE”, our ordinary shares are listed on the HKEx in Hong Kong under the stock code “06160”, and our RMB Shares are listed on the STAR Market in the PRC under the stock code “688235”. Under current PRC laws and regulations, our ADSs and ordinary shares listed on the NASDAQ and the HKEx are not interchangeable or fungible with the RMB Shares listed on the STAR Market, and there is no trading or settlement between either the NASDAQ or the HKEx on the one hand, and the STAR Market on the other hand. The three markets have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these major differences, the trading prices of our ordinary shares, ADSs and RMB Shares might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares and/or RMB Shares, and vice versa. Because of the different characteristics of the U.S., Hong Kong and Shanghai equity markets, the historic market prices of our ADSs, ordinary shares and RMB Shares may not be indicative of the performance of our securities going forward.
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
*Future sales of our ordinary shares, ADSs and/or RMB Shares in the public market could cause the ordinary share, ADS and/or RMB Share price to fall.
The price of our ordinary shares, ADSs and/or RMB Shares could decline as a result of sales of a large number of the ordinary shares, ADSs and/or RMB Shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of April 30, 2022, 1,341,305,269 ordinary shares, par value $0.0001 per share, were outstanding, of which 969,428,629 ordinary shares were held in the form of 74,571,433 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 55% of our outstanding ordinary shares as of April 30, 2022. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1†	Consulting Agreement, effective April 3, 2022, by and between BeiGene USA, Inc. and Jane Huang	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

† Indicates a management contract or any compensatory plan, contract or arrangement.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: May 9, 2022	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Julia Wang
Julia Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)