Form 10-Q
period 2022-06-30
BeiGene, Ltd.
filed 2022-08-08
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 31, 2022, 1,349,639,439 ordinary shares, par value $0.0001 per share, were outstanding, of which 949,028,496 ordinary shares were held in the form of 73,002,192 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our American Depositary Shares ("ADSs") listed on Nasdaq, our ordinary shares listed on The Stock Exchange of Hong Kong Limited ("HKEX"), and our ordinary shares issued to permitted investors in China and listed and traded on the Science and Technology Innovation Board ("STAR") of the Shanghai Stock Exchange ("SSE") in Renminbi ("RMB Shares") speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are summarized in “Part II – Item 1A – Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), before making an investment decision regarding our ADSs, ordinary shares or RMB Shares.
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
•The PRC government has significant oversight and discretion over the conduct of the business operations of our PRC subsidiaries or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.
•The audit reports included in our Annual Report on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the "PCAOB"), and as such, investors have previously been deprived of the benefits of such inspections.
•Our ADSs may be delisted and our ADSs and ordinary shares prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA. On December 16, 2021, PCAOB issued the HFCAA Determination Report, according to which our previous auditor is subject to the determinations that the PCAOB is unable to inspect or investigate it completely. Under current law, delisting and prohibition from over-the-counter trading in the U.S. could take place in 2024. The delisting of our ADSs, or the threat of their being delisted, may materially and adversely affect the value of your investment.
•The trading prices of our ordinary shares, ADSs and/or RMB Shares can be volatile, which could result in substantial losses to you.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2022	2021
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		4,531,137	4,375,678
Short-term restricted cash	4	333	328
Short-term investments	4	1,172,554	2,241,962
Accounts receivable, net	9	172,259	483,113
Inventories	5	262,210	242,626
Prepaid expenses and other current assets	9	207,383	270,173
Total current assets		6,345,876	7,613,880
Long-term restricted cash	4	3,939	6,881
Property, plant and equipment, net	6	633,100	587,605
Operating lease right-of-use assets		117,583	117,431
Intangible assets, net	7	43,325	46,679
Deferred tax assets	8	103,429	110,424
Other non-current assets	9	130,955	163,049
Total non-current assets		1,032,331	1,032,069
Total assets		7,378,207	8,645,949
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		234,355	262,400
Accrued expenses and other payables	9	454,183	558,055
Deferred revenue, current portion	3	163,396	187,414
Tax payable	8	15,564	21,395
Operating lease liabilities, current portion		24,788	21,925
Research and development cost share liability, current portion	3	125,394	120,801
Short-term debt	10	380,729	427,565
Total current liabilities		1,398,409	1,599,555
Non-current liabilities:
Long-term bank loans	10	185,207	202,113
Deferred revenue, non-current portion	3	167,570	220,289
Operating lease liabilities, non-current portion		41,921	43,041
Deferred tax liabilities	8	14,739	14,169
Research and development cost share liability, non-current portion	3	219,385	269,561
Other long-term liabilities	9	48,432	54,234
Total non-current liabilities		677,254	803,407
Total liabilities		2,075,663	2,402,962
Commitments and contingencies	18
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,349,639,439 and 1,334,804,281 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively		134	133
Additional paid-in capital		11,356,686	11,191,007
Accumulated other comprehensive income (loss)	14	(82,450)	17,950
Accumulated deficit		(5,971,826)	(4,966,103)
Total equity		5,302,544	6,242,987
Total liabilities and equity		7,378,207	8,645,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2022	2021	2022	2021
		$	$	$	$
Revenues
Product revenue, net	11	304,511	138,624	566,084	244,741
Collaboration revenue	3	37,061	11,368	82,114	511,123
Total revenues		341,572	149,992	648,198	755,864
Expenses
Cost of sales - product		71,173	36,263	136,410	68,948
Research and development		378,207	356,091	768,122	676,817
Selling, general and administrative		331,403	232,289	625,976	414,395
Amortization of intangible assets		188	187	376	375
Total expenses		780,971	624,830	1,530,884	1,160,535
Loss from operations		(439,399)	(474,838)	(882,686)	(404,671)
Interest income (expense), net		11,431	(4,866)	21,502	(9,045)
Other expense, net		(129,617)	(867)	(117,650)	(4,990)
Loss before income taxes		(557,585)	(480,571)	(978,834)	(418,706)
Income tax expense (benefit)	8	13,864	(230)	26,889	(4,860)
Net loss		(571,449)	(480,341)	(1,005,723)	(413,846)

Net loss per share		(0.43)	(0.40)	(0.75)	(0.35)
Weighted-average shares outstanding—basic and diluted		1,336,463,026	1,194,071,476	1,334,252,648	1,191,521,766

Net loss per American Depositary Share ("ADS")		(5.56)	(5.23)	(9.80)	(4.52)
Weighted-average ADSs outstanding—basic and diluted		102,804,848	91,851,652	102,634,819	91,655,520
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
Net loss	(571,449)	(480,341)	(1,005,723)	(413,846)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	(97,459)	9,626	(88,085)	5,864
Pension liability adjustments	—	(136)	—	361
Unrealized holding loss, net	(2,445)	(599)	(12,315)	(1,072)
Comprehensive loss	(671,353)	(471,450)	(1,106,123)	(408,693)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Six Months Ended June 30,
	Note	2022	2021
		$	$
Operating activities:
Net loss		(1,005,723)	(413,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		32,061	21,159
Share-based compensation expenses	13	146,860	110,624
Unrealized losses on equity investments	4	23,529	6,033
Acquired in-process research and development		—	53,500
Amortization of research and development cost share liability	3	(45,583)	(53,902)
Deferred income tax benefits		7,550	(12,311)
Other items, net		6,360	11,212
Changes in operating assets and liabilities:
Accounts receivable		307,430	(13,338)
Inventories		(31,633)	(28,294)
Other assets		32,315	(77,204)
Accounts payable		(30,362)	(42,558)
Accrued expenses and other payables		19,525	1,688
Deferred revenue		(76,737)	138,877
Other liabilities		(2,114)	3,189
Net cash used in operating activities		(616,522)	(295,171)
Investing activities:
Purchases of property, plant and equipment		(95,421)	(80,920)
Purchases of investments		(11,504)	(1,357,051)
Proceeds from sale or maturity of investments		1,051,028	1,997,515
Purchase of in-process research and development		(75,000)	(8,500)
Other investing activities		—	(7,500)
Net cash provided by investing activities		869,103	543,544
Financing activities:
Proceeds from long-term loan	10	—	10,819
Proceeds from short-term loans	10	67,586	112,589
Repayment of short-term loans	10	(115,405)	(15,959)
Proceeds from option exercises and employee share purchase plan		18,972	35,601
Net cash (used in) provided by financing activities		(28,847)	143,050
Effect of foreign exchange rate changes, net		(71,212)	5,257
Net increase in cash, cash equivalents, and restricted cash		152,522	396,680
Cash, cash equivalents, and restricted cash at beginning of period		4,382,887	1,390,005
Cash, cash equivalents, and restricted cash at end of period		4,535,409	1,786,685
Supplemental cash flow information:
Cash and cash equivalents		4,531,137	1,776,448
Short-term restricted cash		333	310
Long-term restricted cash		3,939	9,927
Income taxes paid		24,436	14,527
Interest paid		12,899	14,267
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		58,676	28,885
Acquired in-process research and development included in accrued expenses		—	45,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(4,966,103)	6,242,987
Cost from issuance of ordinary shares	—	—	(152)	—	—	(152)
Use of shares reserved for share option exercises	(2,850,328)	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	2,851,316	—	11,880	—	—	11,880
Share-based compensation	—	—	65,555	—	—	65,555
Other comprehensive loss	—	—	—	(496)	—	(496)
Net loss	—	—	—	—	(434,274)	(434,274)
Balance at March 31, 2022	1,334,805,269	133	11,268,290	17,454	(5,400,377)	5,885,500
Use of shares reserved for share option exercises	5,016,232	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	9,817,938	1	7,091	—	—	7,092
Share-based compensation	—	—	81,305	—	—	81,305
Other comprehensive loss	—	—	—	(99,904)	—	(99,904)
Net loss	—	—	—	—	(571,449)	(571,449)
Balance at June 30, 2022	1,349,639,439	134	11,356,686	(82,450)	(5,971,826)	5,302,544

Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,552,749)	3,869,243
Use of shares reserved for share option exercises	(123,097)	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	6,623,773	1	25,753	—	—	25,754
Share-based compensation	—	—	45,833	—	—	45,833
Other comprehensive loss	—	—	—	(3,738)	—	(3,738)
Net income	—	—	—	—	66,495	66,495
Balance at March 31, 2021	1,197,322,617	119	7,486,518	3,204	(3,486,254)	4,003,587
Use of shares reserved for share option exercises	(1,599,676)	—	—	—	—	—
Exercise of options, ESPP and release of Restricted Share Units ("RSUs")	8,844,082	1	9,846	—	—	9,847
Share-based compensation	—	—	64,791	—	—	64,791
Other comprehensive income	—	—	—	8,891	—	8,891
Net loss	—	—	—	—	(480,341)	(480,341)
Balance at June 30, 2021	1,204,567,023	120	7,561,155	12,095	(3,966,595)	3,606,775
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
BeiGene, Ltd. (the "Company", "BeiGene", "it", "its") is a global biotechnology company focused on developing and commercializing innovative affordable oncology medicines to improve treatment outcomes and expand access for patients worldwide.
The Company currently has three approved medicines that were discovered and developed in its own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) for the treatment of various blood cancers, tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers, and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. The Company has obtained approvals to market BRUKINSA® in the United States, the People's Republic of China (China or the PRC), the European Union (EU), the United Kingdom ("UK"), Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging its China commercial capabilities, the Company has in-licensed the rights to distribute 13 approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. ("Amgen") and Novartis Pharma AG ("Novartis") to develop and commercialize innovative medicines.
The Company is committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Its internal clinical development capabilities are deep, including a more than 2,500-person global clinical development and medical affairs team that is running close to 80 ongoing or planned clinical trials in over 40 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across its portfolio, including three internally discovered, approved medicines. The Company has enrolled in its clinical trials more than 16,000 subjects, of which approximately one-half have been outside of China.
The Company has built, and is expanding, its internal manufacturing capabilities, through its state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines, and is building a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. The Company also works with high quality contract manufacturing organizations ("CMOs") to manufacture its internally developed clinical and commercial products.
Since its inception in 2010, the Company has become a fully integrated global organization of over 8,600 employees in 29 countries and regions, including the United States, China, Europe and Australia.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2022 and 2021, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report").
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

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
There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2022, as compared to the significant accounting policies described in the Annual Report.
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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2022 and December 31, 2021:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of June 30, 2022	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. Treasury securities	384,121	—	—
Money market funds	257,614	—	—
Short-term investments (Note 4):
U.S. Treasury securities	1,172,554	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	8,451	3,003	—
Convertible debt instrument	—	—	5,000
Total	1,822,740	3,003	5,000

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. Treasury securities	107,855	—	—
Money market funds	315,564	—	—
Short-term investments (Note 4):
U.S. Treasury securities	2,241,962	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	23,809	10,306	—
Total	2,689,190	10,306	—
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
The Company holds a convertible note of a private biotech company. The Company has elected the fair value option method of accounting for the convertible note. Accordingly, the convertible note is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income (loss).

As of June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.

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
Out-Licensing Arrangements
For the three and six months ended June 30, 2022 and 2021, the Company’s collaboration revenue consisted entirely of upfront license fees, research and development services revenue and right to access intellectual property revenue from its collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue from Collaborators	$	$	$	$
License revenue	—	—	—	484,646
Research and development service revenue	10,813	11,368	24,240	26,477
Right to access intellectual property revenue	26,248	—	52,497	—
Other	—	—	5,377	—
Total	37,061	11,368	82,114	511,123
Novartis
Tislelizumab Collaboration and License
In January 2021, the Company entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan ("Novartis Territory"). The Company and Novartis have agreed to jointly develop tislelizumab in these licensed countries, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and the Company has an option to co-detail the product in North America, funded in part by Novartis.
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
The Company evaluated the Novartis agreement under ASC 606 as all the material units of account within the agreement represented transactions with a customer. The Company identified the following material components under the agreement: (1) exclusive license for Novartis to develop, manufacture, and commercialize tislelizumab in the Novartis Territory, transfer of know-how and use of the tislelizumab trademark; (2) conducting and completing ongoing trials of tislelizumab (“tislelizumab R&D services”); and (3) supplying Novartis with required quantities of the tislelizumab drug product, or drug substance, upon receipt of an order from Novartis.
The Company determined that the license, transfer of know-how and use of trademarks are not distinct from each other and represent a single performance obligation. The tislelizumab R&D services represent a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to Novartis. The Company evaluated the supply component of the contract and noted the supply will not be provided at a significant incremental discount to Novartis. The Company concluded that, for the purpose of ASC 606, the provision related to providing clinical and commercial supply of tislelizumab in the Novartis Territory was an option but not a performance obligation of the Company at the outset of the Novartis collaboration agreement. A performance obligation for the clinical and commercial supply will be established as quantities of drug product or drug substance are ordered by Novartis.
The Company determined that the transaction price as of the outset of the arrangement was the upfront payment of $650,000. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained due to uncertainty of achievement. The transaction price was allocated to the two identified performance obligations based on a relative fair value basis. The standalone selling price of the license, transfer of know-how and use of trademarks performance obligation was determined using the adjusted market assessment approach. Based on the valuation performed by the Company, the standalone selling price of the license, transfer of know-how and use of trademarks was valued at $1,231,000. The standalone selling price of the tislelizumab R&D services was valued at $420,000 using a cost plus margin valuation approach. Based on the relative standalone selling prices of the two performance obligations, $484,646 of the total transaction price was allocated to the license and $165,354 was allocated to the tislelizumab R&D services.
The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the six months ended June 30, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the six months ended June 30, 2021. The portion of the transaction price allocated to the tislelizumab R&D services was deferred and is being recognized as collaboration revenue as the tislelizumab R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $9,021 and $20,656 during the three and six months ended June 30, 2022, respectively, and $11,368 and $26,477 during the three and six months ended June 30, 2021, respectively. The Company also recognized other collaboration revenue of nil and $5,377 related to the sale of tislelizumab clinical supply to Novartis in conjunction with the collaboration during the three and six months ended June 30, 2022, respectively.
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
The Company evaluated the Novartis agreements under ASC 606 as the units of account within the agreement represented transactions with a customer. The Company identified the following material promises under the agreement: (1) exclusive option for Novartis to license the rights to develop, manufacture, and commercialize ociperlimab in the Novartis Territory; (2) Novartis' right to access ociperlimab in its own clinical trials during the option period; (3) initial transfer of BeiGene know-how; and (4) conducting and completing ongoing trials of ociperlimab during the option period ("ociperlimab R&D Services", together with "tislelizumab R&D services", "R&D services"). The market development activities are considered immaterial in the context of the contracts.
The Company concluded that, at the inception of the agreement, the option for the exclusive product license constitutes a material right as it represents a significant and incremental discount to the fair value of the exclusive product license that Novartis would not have received without entering into the agreement and is therefore considered a distinct performance obligation. The Company determined that Novartis' right to access ociperlimab in its own trials over the option period and the initial transfer of know-how were not distinct from each other, as the right to access ociperlimab has limited value without the corresponding know-how transfer, and therefore should be combined into one distinct performance obligation. The ociperlimab R&D Services represent a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to Novartis.
The Company determined the transaction price at the outset of the arrangement as the upfront payment of $300,000. The option exercise fee is contingent upon Novartis exercising its right and is considered fully constrained until the option is exercised. Additionally, the milestone and royalty payments are not applicable until after the option is exercised, at which point the likelihood of meeting milestones, regulatory approval and meeting certain sales thresholds will be assessed. The transaction price was allocated to the three identified performance obligations based on a relative fair value basis. The standalone selling price of the material right for the option to the exclusive product license was calculated as the incremental discount between (i) the value of the license determined using a discounted cash flow method adjusted for probability of the option being exercised and (ii) the expected option exercise fee using the most-likely-amount method at option exercise. The standalone selling price of the combined performance obligation for Novartis' right to access ociperlimab for its own clinical trials during the option period and the initial transfer of BeiGene know-how was determined using a discounted cash flow method. The standalone selling price of the ociperlimab R&D Services was determined using an expected cost plus margin approach. Based on the relative standalone selling prices of the three performance obligations, $71,980 of the total transaction price was allocated to the material right, $213,450 was allocated to Novartis' right to use ociperlimab in its own clinical trials during the option period and the transfer of BeiGene know-how, and $14,570 was allocated to the ociperlimab R&D Services.
The Company will satisfy the material right performance obligation at a point in time at the earlier of when Novartis exercises the option and the license is delivered or the expiration of the option period. As such, the entire amount of the transaction price allocated to the material right was deferred. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the ociperlimab R&D Services was deferred and is being recognized as collaboration revenue as the ociperlimab R&D Services are performed over the expected option period. The Company recognized collaboration revenue of $26,248 and $52,497 related to Novartis right to access ociperlimab in clinical trials and the transfer of know how performance obligation during the three and six months ended June 30, 2022, respectively, and R&D service revenue of $1,792 and $3,584 during the three and six months ended June 30, 2022, respectively.
In-Licensing Arrangements
Amgen
In October 2019, the Company entered into a global strategic oncology collaboration with Amgen ("Amgen Collaboration Agreement") for the commercialization and development in China, excluding Hong Kong, Taiwan and Macau, of Amgen’s XGEVA®, KYPROLIS®, and BLINCYTO®, and the joint global development of a portfolio of oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. The agreement became effective on January 2, 2020, following approval by the Company's shareholders and satisfaction of other closing conditions.
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
On April 20, 2022, the parties entered into the First Amendment to Amgen Collaboration Agreement, which amends certain terms and conditions relating to the financial responsibilities of the parties in connections with the development and commercialization of certain Amgen proprietary products for the treatment of oncology-related diseases and conditions.
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
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
Research and development expense	24,393	27,687	46,789	55,330
Amortization of research and development cost share liability	23,764	26,973	45,583	53,903
Total amount due to Amgen for BeiGene's portion of the development funding	48,157	54,660	92,372	109,233

				As of
				June 30,
				2022
Remaining portion of development funding cap				698,687

As of June 30, 2022 and December 31, 2021, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of
	June 30,	December 31,
	2022	2021
	$	$
Research and development cost share liability, current portion	125,394	120,801
Research and development cost share liability, non-current portion	219,385	269,561
Total research and development cost share liability	344,779	390,362
The total reimbursement due under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
Cost of sales - product	2,449	(32)	3,478	678
Research and development	657	898	898	63
Selling, general and administrative	(13,661)	(9,218)	(26,642)	(15,917)
Total	(10,555)	(8,352)	(22,266)	(15,176)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $22,462 and $30,061 during the three and six months ended June 30, 2022, respectively. Inventory purchases amounted to $12,138 and $18,854 during the three and six months ended June 30, 2021, respectively. Net amounts payable to Amgen as of June 30, 2022 and December 31, 2021 were $101,580 and $106,790, respectively.
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $4,272 and $7,209 as of June 30, 2022 and December 31, 2021, respectively, primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
Short-Term Investments
Short-term investments as of June 30, 2022 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	1,184,869	—	12,315	1,172,554
Total	1,184,869	—	12,315	1,172,554
 Short-term investments as of December 31, 2021 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	2,245,662	—	3,700	2,241,962
Total	2,245,662	—	3,700	2,241,962
As of June 30, 2022, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of June 30, 2022.

Equity Securities with Readily Determinable Fair Values
Leap Therapeutics, Inc. (Leap)
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap's underwritten public offering. As of June 30, 2022, the Company's ownership interest in the outstanding common stock of Leap was 8.3% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 13.1% based on information from Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income (expense), net. The Company recorded unrealized losses of $5,908 and $22,661 for the three and six months ended June 30, 2022, respectively, and $2,325 and $5,376 for the three and six months ended June 30, 2021, respectively, in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the fair value of the common stock and warrants was as follows:

	As of
	June 30,	December 31,
	2022	2021
	$	$
Fair value of Leap common stock	8,451	23,809
Fair value of Leap warrants	3,003	10,306

Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $44,033 and $43,722 in equity securities without readily determinable fair values as of June 30, 2022 and December 31, 2021, respectively. The Company recorded a gain of $366 related to an observable price change in an orderly transaction for a similar investment of the same issuer for the three and six months ended June 30, 2022, respectively, to other income (expense), net in the consolidated statements of operations.
Equity-Method Investments
The Company records equity-method investments at cost and subsequently adjusts the basis based on the Company's ownership percentage in the investee's income and expenses, as well as dividends, if any. The Company holds equity-method investments totaling $27,100 and $22,955 as of June 30, 2022 and December 31, 2021, respectively, that it does not consider to be individually significant to its financial statements. The Company recorded unrealized losses of $647 and $1,234 for the three and six months ended June 30, 2022, respectively, and $381 and $657 for the three and six months ended June 30, 2021, respectively, to other income (expense), net in the consolidated statements of operations.
5. Inventories
The Company’s inventory balance consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
	$	$
Raw materials	82,848	78,140
Work in process	37,992	9,397
Finished goods	141,370	155,089
Total inventories	262,210	242,626

6. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
	$	$
Land	65,485	65,485
Laboratory equipment	131,885	118,203
Leasehold improvements	50,878	50,288
Building	179,495	144,083
Manufacturing equipment	138,478	119,585
Software, electronics and office equipment	36,473	27,404
Property, plant and equipment, at cost	602,694	525,048
Less: accumulated depreciation	(142,561)	(124,286)
Construction in progress	172,967	186,843
Property, plant and equipment, net	633,100	587,605
In November 2021, the Company purchased a 42-acre site located in Hopewell, NJ for $75,197. The total purchase price was allocated between the land and an existing building on the property based on their relative fair values. The Company is constructing a biologics manufacturing facility and research and development center on the land.
Depreciation expense was $14,461 and $30,041 for the three and six months ended June 30, 2022, respectively, and $11,223 and $20,667 for the three and six months ended June 30, 2021, respectively.
7. Intangible Assets
Intangible assets as of June 30, 2022 and December 31, 2021 are summarized as follows:

	As of
	June 30, 2022			December 31, 2021
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(3,625)	3,875	7,500	(3,250)	4,250
Developed product	42,016	(2,566)	39,450	43,394	(965)	42,429
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	50,332	(7,007)	43,325	51,710	(5,031)	46,679
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from Bristol Myers Squibb ("BMS") as part of the BMS collaboration. The Company is amortizing the product distribution rights, as a single identified asset, over a period of 10 years from the date of acquisition. Developed products represent the post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements. Trading license represents the Guangzhou drug distribution license acquired in September 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed product is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and the trading licenses is included in operating expenses in the accompanying consolidated statements of operations.

The weighted-average life for each finite-lived intangible assets is approximately 12 years. Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
Amortization expense - Cost of sales - product	812	117	1,644	117
Amortization expense - Operating expense	188	187	376	375
	1,000	304	2,020	492
Estimated amortization expense for each of the five succeeding years and thereafter, as of June 30, 2022 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2022 (remainder of year)	1,614	375	1,989
2023	3,222	750	3,972
2024	3,222	750	3,972
2025	3,222	750	3,972
2026	3,222	750	3,972
2027 and thereafter	24,948	500	25,448
Total	39,450	3,875	43,325
8. Income Taxes
Income tax expense was $13,864 and $26,889 for the three and six months ended June 30, 2022, respectively. Income tax benefit was $230 and $4,860 for the three and six months ended June 30, 2021, respectively. The income tax expense for the three and six months ended June 30, 2022 relating to income reported by certain subsidiaries was primarily attributable to China tax expense determined after certain non-deductible expenses and U.S. tax expense determined after research and development tax credits, other special tax deductions and non-deductible U.S. stock compensation. The income tax benefit for the three and six months ended June 30, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of June 30, 2022, it is more likely than not that deferred tax assets will not be realized for the Company’s subsidiaries in Australia and Switzerland, in certain subsidiaries in China and for all U.S. tax credit carryforwards.
As of June 30, 2022, the Company had gross unrecognized tax benefits of $11,765. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $951 and $1,840, respectively, in the three and six months ended June 30, 2022 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2022 and December 31, 2021, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of June 30, 2022, Australia tax matters are open to examination for the years 2013 through 2022, China tax matters are open to examination for the years 2012 through 2022, Switzerland tax matters are open to examination for the years 2018 through 2022, and U.S. federal tax matters are open to examination for years 2015 through

2022. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2011 through 2022.
9. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the six months ended June 30, 2022 and 2021 consists of the following activity:

	Six Months Ended
	June 30,
	2022	2021
	$	$
Balance at beginning of the period	415	112
Current period provision for expected credit losses	(210)	(46)
Amounts written-off	—	—
Exchange rate changes	3	1
Balance at end of the period	208	67
Prepaid expenses and other current assets consist of the following:

	As of
	June 30,	December 31,
	2022	2021
	$	$
Prepaid research and development costs	72,474	87,239
Prepaid manufacturing cost	59,291	78,538
Prepaid taxes	18,627	58,579
Other receivables	17,409	12,010
Interest receivable	2,611	5,052
Prepaid insurance	8,462	1,695
Other current assets	28,509	27,060
Total	207,383	270,173
Other non-current assets consist of the following:

	As of
	June 30,	December 31,
	2022	2021
	$	$
Goodwill	109	109
Prepayment of property and equipment	14,412	14,140
Prepayment of facility capacity expansion activities (1)	21,473	24,237
Prepaid VAT	29	17,162
Rental deposits and other	7,345	6,609
Long-term investments (Note 4)	87,587	100,792
Total	130,955	163,049
(1) Represents payments for facility expansions under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.

Accrued expenses and other payables consist of the following:

	As of
	June 30,	December 31,
	2022	2021
	$	$
Compensation related	124,565	139,966
External research and development activities related	151,321	213,922
Commercial activities	55,366	71,560
Employee tax withholdings	23,525	45,661
Sales rebates and returns related	71,512	59,639
Professional fees and other	27,894	27,307
Total	454,183	558,055
Other long-term liabilities consist of the following:

	As of
	June 30,	December 31,
	2022	2021
	$	$
Deferred government grant income	40,835	46,352
Pension liability	7,484	7,814
Other	113	68
Total	48,432	54,234
10. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of June 30, 2022 and December 31, 2021:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of
						June 30, 2022		December 31, 2021
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	4,330	29,000	1,255	8,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	1,493	10,000	1,569	10,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	2,613	17,500	—	—
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(4)		4.5%	200,000	1,339,585	200,000	1,274,535
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(5)		4.5%	14,930	100,000	15,693	100,000
Shanghai Pudong Development Bank	February 25, 2022	$50,000	1-year	February 25, 2023	2.2%	50,000	334,896	—	—
Other short-term debt (6)						107,363	719,115	209,048	1,332,197
Total short-term debt						380,729	2,550,096	427,565	2,724,732

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	81,368	545,000	89,444	570,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	50,016	335,000	53,353	340,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	53,823	360,500	59,316	378,000
Total long-term bank loans						185,207	1,240,500	202,113	1,288,000
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of June 30, 2022. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out. The Company repaid $598(RMB4,000) during the six months ended June 30, 2022.
2.On January 22, 2020, BeiGene Guangzhou Biologics Manufacturing Co., Ltd.("BeiGene Guangzhou Factory") entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of June 30, 2022. The Company repaid $771(RMB5,000) during the six months ended June 30, 2022. BeiGene Guangzhou Biologics Manufacturing Co., Ltd. is a company incorporated under the laws of the PRC on March 3, 2017 and a wholly owned subsidiary of BeiGene Biologics.
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of June 30, 2022. The loan is secured by fixed assets placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
4.In September 2020, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 ("Senior Loan"), of which $120,000 was designated to fund the purchase of noncontrolling equity interest in BeiGene Biologics Co., Ltd. ("BeiGene Biologics") from Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) ("GET") and repayment of the loan provided by GET ("Shareholder Loan") and $80,000 was designated for general working capital purposes. The Senior Loan had an original maturity date of October 8, 2021, which was the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional 12 month periods. On October 8, 2021, the Company extended the maturity date for twelve months to October 8, 2022 and repurposed the Senior Loan for general working capital purposes. BeiGene Biologics Co., Ltd. is a company incorporated under the laws of the PRC on January 25, 2017 and an indirectly wholly owned subsidiary of the Company.
5.In September 2020, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership (Zhuhai Hillhouse) for a total loan facility of $73,640 (RMB500,000) ("Related Party Loan"), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility, including principal, interest and fees. The loan maturity was the earlier of: (i) November 9, 2021, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. On October 8, 2021, the Company extended the maturity date of the Related Party Loan to the earlier of: (i) November 9, 2022, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. Zhuhai Hillhouse is a related party of the Company, as it is an affiliate of Hillhouse Capital. Hillhouse Capital is a shareholder of the Company, and a Hillhouse Capital employee is a member of the Company's board of directors.
6.During the year ended December 31, 2021 and 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB1,760,000 in aggregate, with maturity dates ranging from April 19, 2021 to May 24, 2023. The Company drew down $17,586 (RMB117,000) and repaid $114,036 (RMB730,082) of the short-term loans in the six months ended June 30, 2022. The weighted average interest rate for the short-term working capital loans was approximately 4.1% as of June 30, 2022.
Interest Expense
Interest expense recognized for the three and six months ended June 30, 2022 was $5,456 and $10,984, respectively, among which, $654 and $1,935 was capitalized, respectively. Interest expense recognized for the three and six months ended June 30, 2021 was $7,627 and $14,577, respectively, among which, $147 and $251 was capitalized, respectively.
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® in the United States and China, and tislelizumab and pamiparib in China; REVLIMID® and VIDAZA® in China under a license from BMS; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product sales for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
Product revenue – gross	342,885	148,312	638,273	291,794
Less: Rebates and sales returns	(38,374)	(9,688)	(72,189)	(47,053)
Product revenue – net	304,511	138,624	566,084	244,741

The following table disaggregates net product sales by product for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
BRUKINSA®	128,747	42,423	233,072	64,513
Tislelizumab	104,879	74,879	192,522	123,758
REVLIMID®	19,916	10,146	41,576	26,775
XGEVA®	15,509	3,338	29,008	17,792
POBEVCY®	12,983	—	19,798	—
BLINCYTO®	9,530	—	21,396	—
KYPROLIS®	4,092	—	8,405	—
VIDAZA®	3,434	3,255	8,946	6,961
Pamiparib	2,022	2,221	4,577	2,221
Other	3,399	2,362	6,784	2,721
Total product revenue – net	304,511	138,624	566,084	244,741
The following table presents the roll-forward of accrued sales rebates and returns for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
	$	$
Balance at beginning of the period	59,639	11,874
Accrual	72,189	47,053
Payments	(60,316)	(33,355)
Balance at end of the period	71,512	25,572
12. Loss Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
Numerator:
Net loss	(571,449)	(480,341)	(1,005,723)	(413,846)

Denominator:
Weighted average shares outstanding—basic and diluted	1,336,463,026	1,194,071,476	1,334,252,648	1,191,521,766
For the three and six months ended June 30, 2022 and 2021, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
13. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company's initial public offering ("IPO") on the Nasdaq Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of June 30, 2022, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,510. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the six months ended June 30, 2022, the Company granted options for 12,159,745 ordinary shares and restricted share units for 33,193,771 ordinary shares under the 2016 Plan. As of June 30, 2022, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 63,489,649 and 57,144,906, respectively. As of June 30, 2022, share-based awards to acquire 74,479,333 ordinary shares were available for future grant under the 2016 Plan.
In order to continue to provide incentive opportunities under the 2016 Plan, the Board of Directors and shareholders of the Company approved an amendment to the 2016 Plan (the "Amendment No. 2"), which became effective as of June 22, 2022, to increase the number of authorized shares available for issuance under the 2016 Plan by 66,300,000 ordinary shares, or 5% of the Company's outstanding shares as of March 31, 2022.
2018 Inducement Equity Plan
In June 2018, the board of directors of the Company approved the 2018 Inducement Equity Plan (the "2018 Plan") and reserved 12,000,000 ordinary shares to be used exclusively for grants of awards to individuals that were not previously employees of the Company or its subsidiaries, as a material inducement to the individual’s entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Plan was approved by the board of directors upon recommendation of the compensation committee, without shareholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2018 Plan, and the forms of award agreements to be used thereunder, are substantially similar to the 2016 Plan and the forms of award agreements thereunder. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2018 Plan to implement changes required by the listing rules of the Stock Exchange of Hong Kong Limited ("HKEX").
During the six months ended June 30, 2022, the Company did not grant any options or restricted share units under the 2018 Plan. As of June 30, 2022, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 30,901 and 408,408, respectively.
Upon the effectiveness of Amendment No. 2 to the 2016 Plan, on June 22, 2022, the 2018 Plan was terminated to the effect that no new equity awards shall be granted under the plan but the outstanding equity awards under the plan shall continue to vest and/or be exercisable in accordance with their terms.
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
As of June 30, 2022, 4,527,386 ordinary shares were available for future issuance under the ESPP.

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
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
Research and development	37,107	30,193	67,965	52,082
Selling, general and administrative	44,198	34,598	78,895	58,542
Total	81,305	64,791	146,860	110,624
14. Accumulated Other Comprehensive Income (Loss)
The movement of accumulated other comprehensive income (loss) was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2021	27,898	(3,700)	(6,248)	17,950
Other comprehensive loss before reclassifications	(88,085)	(12,315)	—	(100,400)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net-current period other comprehensive loss	(88,085)	(12,315)	—	(100,400)
Balance as of June 30, 2022	(60,187)	(16,015)	(6,248)	(82,450)
15. Shareholders’ Equity
Share Purchase Agreement
In September 2021, the Company issued an aggregate of 165,529 ADSs, representing 2,151,877 ordinary shares, to Amgen for a total consideration of $50,000, in a private placement pursuant to a Share Purchase Agreement dated October 31, 2019, as amended on December 6, 2019 and September 24, 2020 by and between Amgen and Company.
STAR Offering
In December 2021, the Company completed an initial public offering of ("STAR Offering") on the Science and Technology Innovation Board (STAR Market) of the Shanghai Stock Exchange ("SSE"). The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China ("PRC") in Renminbi ("RMB Shares"). The public offering price of the RMB Shares was RMB192.60 per ordinary share, or $391.68 per ADS. In this offering, the Company sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting discounts and commission and offering expenses were $3,392,616. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus as well as the Company's proceeds management policy for the STAR Offering approved by the board of directors.

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
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2022 and December 31, 2021, the net assets of the Company’s PRC subsidiaries amounted to $2,448,530 and $799,574, respectively.
17. Commitments and Contingencies
Purchase Commitments
As of June 30, 2022, the Company had purchase commitments amounting to $109,700, of which $65,020 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $44,680 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital Commitments
The Company had capital commitments amounting to $308,141 for the acquisition of property, plant and equipment as of June 30, 2022, which were mainly for the Company’s manufacturing and clinical R&D campus in Hopewell, NJ, and additional capacity at the Guangzhou and Suzhou manufacturing facilities.
Co-Development Funding Commitment
    Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of June 30, 2022, the Company's remaining co-development funding commitment was $698,687.
Research and Development Commitment
The Company entered into a long-term research and development agreement in June 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next four years. As of June 30, 2022, the total research and development commitment amounted to $25,173.
Funding Commitment
The Company had committed capital related to an equity method investment in the amount of $15,000. As of June 30, 2022, the remaining capital commitment was $12,750 and is expected to be paid from time to time over the investment period.
Pension Commitment
The Company maintains a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1,536 per year based on annual funding contributions in effect as of June 30, 2022 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.

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
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	$	$	$	$
PRC	212,429	122,635	403,164	218,617
United States	114,324	23,846	213,749	383,809
Rest of world	14,819	3,511	31,285	153,438
Total	341,572	149,992	648,198	755,864
PRC revenues consisted entirely of product revenues for the three and six months ended June 30, 2022 and 2021. U.S. revenues for the three and six months ended June 30, 2022 consisted of collaboration revenue of $25,943 and $57,480, respectively, and BRUKINSA® product sales of $88,381 and $156,269, respectively. U.S. revenues for the three and six months ended June 30, 2021 consisted of collaboration revenue of $7,958 and $357,786, respectively, and BRUKINSA® product sales of $15,888 and $26,023, respectively. Rest of world revenues for the three and six months ended June 30, 2022 consisted of collaboration revenue of $11,118 and $24,634, respectively, and BRUKINSA® product sales of $3,701 and $6,651, respectively. Rest of world revenues consisted entirely of collaboration revenues for the three and six months ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to successfully develop and commercialize oncology assets licensed from our partners pursuant to our global strategic oncology collaborations; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory environment and regulatory developments in the United States, China, UK, EU and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance and the pricing and reimbursement of our medicines and drug candidates, if approved; developments relating to our competitors and industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs, ordinary shares and RMB Shares, and impact of securities analysts’ reports on these prices; our foreign currency risk exposure due to fluctuations in exchange rates; the impact of the COVID-19 pandemic on our clinical development, commercial, manufacturing, and other operations; and other risks and uncertainties, including those listed under “Part II – Item 1A – Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II – Item 1A – Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd., a Cayman Islands holding company with operations conducted by its subsidiaries, and its subsidiaries, on a consolidated basis.
Overview
We are a global biotechnology company focused on developing and commercializing innovative and affordable oncology medicines to improve treatment outcomes and expand access for patients worldwide.
We currently have three approved medicines that were discovered and developed in our own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We have obtained approvals to market BRUKINSA® in the United States, China,

EU, the UK, Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging our China commercial capabilities, we have in-licensed the rights to distribute 13 approved medicines for the China market. Supported by our global clinical development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. ("Amgen") and Novartis Pharma AG ("Novartis") to develop and commercialize innovative medicines.
We are committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Our internal clinical development capabilities are deep, including a more than 2,500-person global clinical development team that is running close to 80 ongoing or planned clinical trials in over 40 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across our portfolio, including our three internally discovered, approved medicines. We have enrolled in our clinical trials more than 16,000 subjects, of which approximately one-half have been outside of China.
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
Since our inception in 2010, we have become a fully integrated global organization of over 8,600 employees in 29 countries and regions, including the United States, China, Europe, and Australia.
Recent Developments
Recent Business Developments
On July 14, 2022, we announced that the U.S. Food and Drug Administration (FDA) has deferred action on the Biologics License Application (BLA) for tislelizumab as a second-line treatment for patients with unresectable or metastatic esophageal squamous cell carcinoma. In the FDA’s general advice letter communicating the deferral of action, the FDA cited only the inability to complete inspections due to restrictions on travel as the reason for the deferral and did not provide a new anticipated action date as they continue to monitor the public health situation and travel restrictions.
On June 30, 2022, we announced new data from RATIONALE 306, a global Phase 3 trial evaluating tislelizumab plus chemotherapy in adult patients with advanced or metastatic esophageal squamous cell carcinoma (ESCC) without prior systemic treatment for advanced disease, presented as a late-breaking oral presentation at the 2022 European Society for Medical Oncology (ESMO) World Congress on Gastrointestinal Cancer.
On June 21, 2022, we announced that the Center for Drug Evaluation (CDE) of the China National Medical Products Administration (NMPA) has accepted a supplemental biologics license application (sBLA) for the our anti-PD-1 inhibitor, tislelizumab, in combination with chemotherapy as a first-line treatment for patients with advanced or metastatic gastric or gastroesophageal junction adenocarcinoma whose tumors express PD-L1.
On June 13, 2022, we announced that our BTK inhibitor BRUKINSA® (zanubrutinib) has been approved by the Ministry of Health in Kuwait, the National Health Regulatory Authority in Bahrain and the Ministry of Public Health in Qatar for the treatment of adult patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. We are working with NewBridge Pharmaceuticals, a specialty company in the Middle East and North Africa (MENA) regions established to bridge the access gap by partnering with global pharma and biotech companies, to bring BRUKINSA® to patients in Kuwait, Bahrain, Qatar, Saudi Arabia, United Arab Emirates, and other markets in the MENA region following regulatory approvals.
On June 13, 2022, we announced that the FDA has extended the Prescription Drug User Fee Act (PDUFA) goal date for the supplementary new drug application (sNDA) for BRUKINSA® as a treatment for adult patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) by three months to January 20, 2023. The FDA extended the PDUFA goal date to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. The submission included final response analysis from the global ALPINE clinical trial showing BRUKINSA® demonstrated superiority versus ibrutinib in overall response rate (ORR) as assessed by an Independent Review Committee (IRC) in adult patients with relapsed or refractory (R/R) CLL or SLL. We announced this final response analysis on April 11, 2022.
On June 10, 2022, we announced that the NMPA approved our anti-PD-1 antibody, tislelizumab, in combination with chemotherapy as a first-line treatment for patients with recurrent or metastatic nasopharyngeal cancer (NPC).

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
Collaboration Revenue
We recognize collaboration revenue for amounts earned under collaborative and out-licensing arrangements. In January 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan (the Novartis Territory). There were two performance obligations identified at the outset of the agreement: (1) the exclusive license to develop, manufacture, and commercialize tislelizumab in the Novartis Territory, transfer of know-how and use of the tislelizumab trademark and (2) conducting and completing tislelizumab R&D services. Under this agreement, we received an upfront cash payment, which was allocated between the two performance obligations identified in the agreement based on the relative standalone selling prices of the performance obligations. The portion allocated to the license was recognized upon the delivery of the license right and transfer of know-how. The portion of the upfront payment allocated to the tislelizumab R&D services was deferred and is being recognized as collaboration revenue as the tislelizumab R&D services are performed using a percentage of completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis.
In December 2021, we expanded our collaboration with Novartis by entering into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor ociperlimab in the Novartis Territory. In addition, we entered into an agreement with Novartis which granted us rights to market, promote and detail five approved Novartis oncology products, TAFINLAR® (dabrafenib), MEKINIST® (trametinib), VOTRIENT® (pazopanib), AFINITOR® (everolimus), and ZYKADIA® (ceritinib), across designated regions of China referred to as “broad markets.” There were three performance obligations identified at the outset of the arrangement: (1) a material right for the option to the exclusive product license, (2) the right to access ociperlimab in clinical trials during the option period provided to Novartis, combined with the initial transfer of BeiGene know-how, and (3) conducting ociperlimab R&D services. The market development activities are considered immaterial in the context of the agreements. Under this agreement, we received an upfront cash payment, which was allocated between the three performance obligations identified in the agreement based on the relative standalone selling prices of the performance obligations. The portion allocated to the material right was deferred and will be recognized at the earlier of when Novartis exercises the option and the license is delivered or the expiration of the option period. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the ociperlimab R&D services was deferred and is being recognized as collaboration revenue as the ociperlimab R&D services are performed over the expected option period.
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
•BGB-16673, an investigational Chimeric Degradation Activating Compound ("CDAC"), targeting BTK; and
•BGB-A425, an investigational humanized monoclonal antibody against TIM-3;
•BGB-10188, an investigational PI3Kδ inhibitor;
•BGB-23339, a potent, allosteric investigational tyrosine kinase 2 (TYK2) inhibitor; and
•LBL-007, a novel investigational antibody targeting the LAG-3 pathway
Research and development activities also include costs associated with in-licensed drug candidates, including:
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
Other Income (Expense), Net
Other income (expense) consists primarily of gains and losses recognized related to fluctuations in foreign currency exchange rates, gains and losses on equity investments, government grants and subsidies received that involve no conditions or continuing performance obligations by us, unrealized gains and losses on equity securities, and realized gains and losses on the sale of investments. We hold significant cash in the form of RMB-denominated deposits at U.S. functional currency entities, including a large portion of the cash generated from the STAR Market offering in December 2021. Other income (expense) includes the revaluation gains and losses of these cash deposits based on foreign currency exchange rates.

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$304,511	$138,624	$165,887	119.7%	$566,084	$244,741	$321,343	131.3%
Collaboration revenue	37,061	11,368	25,693	226.0%	82,114	511,123	(429,009)	(83.9)%
Total revenues	341,572	149,992	191,580	127.7%	648,198	755,864	(107,666)	(14.2)%
Expenses
Cost of sales - product	71,173	36,263	34,910	96.3%	136,410	68,948	67,462	97.8%
Research and development	378,207	356,091	22,116	6.2%	768,122	676,817	91,305	13.5%
Selling, general and administrative	331,403	232,289	99,114	42.7%	625,976	414,395	211,581	51.1%
Amortization of intangible assets	188	187	1	0.5%	376	375	1	0.3%
Total expenses	780,971	624,830	156,141	25.0%	1,530,884	1,160,535	370,349	31.9%
Loss from operations	(439,399)	(474,838)	35,439	(7.5)%	(882,686)	(404,671)	(478,015)	118.1%
Interest income (expense), net	11,431	(4,866)	16,297	(334.9)%	21,502	(9,045)	30,547	(337.7)%
Other expense, net	(129,617)	(867)	(128,750)	14,850.1%	(117,650)	(4,990)	(112,660)	2,257.7%
Loss before income taxes	(557,585)	(480,571)	(77,014)	16.0%	(978,834)	(418,706)	(560,128)	133.8%
Income tax expense (benefit)	13,864	(230)	14,094	(6,127.8)%	26,889	(4,860)	31,749	(653.3)%
Net loss	$(571,449)	$(480,341)	$(91,108)	19.0%	$(1,005,723)	$(413,846)	$(591,877)	143.0%
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue
Total revenue increased to $341.6 million for the three months ended June 30, 2022, from $150.0 million for the three months ended June 30, 2021, primarily due to an increase in sales of BRUKINSA and tislelizumab, as well as increased sales of our in-licensed products from Amgen and sales of POBEVCY from Bio-Thera.
The following table summarizes the components of revenue for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended
	June 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$304,511	$138,624	$165,887	119.7%
Collaboration revenue:
Research and development service revenue	10,813	11,368	(555)	(4.9)%
Right to access intellectual property revenue	26,248	—	26,248	NM
Total collaboration revenue	37,061	11,368	25,693	226.0%
Total Revenue	$341,572	$149,992	$191,580	127.7%

Net product revenues consisted of the following:

	Three Months Ended
	June 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
BRUKINSA®	$128,747	$42,423	$86,324	203.5%
Tislelizumab	104,879	74,879	30,000	40.1%
REVLIMID®	19,916	10,146	9,770	96.3%
XGEVA®	15,509	3,338	12,171	364.6%
POBEVCY®	12,983	—	12,983	NM
BLINCYTO®	9,530	—	9,530	NM
KYPROLIS®	4,092	—	4,092	NM
VIDAZA®	3,434	3,255	179	5.5%
Pamiparib	2,022	2,221	(199)	(9.0)%
Other	3,399	2,362	1,037	43.9%
Total product revenue	$304,511	$138,624	$165,887	119.7%
Net product revenue increased 119.7% to $304.5 million for the three months ended June 30, 2022, compared to $138.6 million in the prior year period, primarily due to continued increases in sales of BRUKINSA® in the United States and China and tislelizumab in China. In addition, product revenues in the second quarter of 2022 were positively impacted by sales of Amgen's BLINCYTO® and KYPROLIS® in China, which we began distributing in August 2021 and January 2022, respectively, as well as Bio-Thera's POBEVCY®, which we began selling in January 2022. During the quarter ended June 30, 2022, we continued to see increased patient demand in China for tislelizumab and BRUKINSA® due to the inclusion on the National Reimbursement Drug List (NRDL), and this demand more than offset the effect of the related price reductions.
Global sales of BRUKINSA® totaled $128.7 million in the second quarter, representing a 203.5% increase compared to the prior year period; U.S. sales of BRUKINSA® totaled $88.4 million in the second quarter, compared to $15.9 million in the prior year period, representing growth of 456.3%. U.S. sales continued to accelerate in the quarter, driven by continued uptake in all approved indications. BRUKINSA® sales in China totaled $36.7 million in the second quarter, representing growth of 38.7% compared to the prior year period, driven by a significant increase in all approved indications, including chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL).
Sales of tislelizumab in China totaled $104.9 million in the second quarter, compared to $74.9 million in the prior year period, representing a 40.1% increase. In the second quarter, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab. We believe that our strategy during 2021 of expanding our salesforce and hospital listings and continuing to seek expanded labels in broad indications will allow us to increase our market share during the remainder of 2022.
Collaboration revenue totaled $37.1 million for the three months ended June 30, 2022, of which $10.8 million was recognized from deferred revenue for R&D services performed during the three months ended June 30, 2022 under both the tislelizumab and ociperlimab collaborations, and $26.2 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period. Collaboration revenue totaled $11.4 million for the three months ended June 30, 2021, which was recognized from deferred revenue for R&D services performed during the three months ended June 30, 2021 (see Footnote 3).
Cost of Sales
Cost of sales increased to $71.2 million for the three months ended June 30, 2022 from $36.3 million for the three months ended June 30, 2021, primarily due to increased product sales of BRUKINSA® and tislelizumab, as well as initial sales of BLINCYTO®, which we began selling in August 2021, and initial sales of KYPROLIS® and POBEVCY®, which we began selling in January 2022.
Gross Margin
Gross margin on global product sales increased to $233.3 million for the three months ended June 30, 2022, compared to $102.4 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 76.6% for the three months ended June 30, 2022, from 73.8% in the comparable period of the prior year. The increase is primarily due to a proportionally higher sales mix of global BRUKINSA® compared to lower margin sales of in-licensed products, which offset the impact of the lower prices resulting from the listing of tislelizumab and BRUKINSA® on the updated NRDL in January 2022. Pre-launch inventory carried at zero or low cost consumed during the three months ended June 30, 2022 and June 30, 2021 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $22.1 million, or 6.2%, to $378.2 million for the three months ended June 30, 2022 from $356.1 million for the three months ended June 30, 2021. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended
	June 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$106,111	$96,487	$9,624	10.0%
Upfront license fees	—	45,000	(45,000)	(100.0)%
Amgen co-development expense[1]	24,393	27,687	(3,294)	(11.9)%
Total external research and development expenses	130,504	169,174	(38,670)	(22.9)%
Internal research and development expenses	247,703	186,917	60,786	32.5%
Total research and development expenses	$378,207	$356,091	$22,116	6.2%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended June 30, 2022 totaled $48.2 million, of which $24.4 million was recorded as R&D expense. The remaining $23.8 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the second quarter was primarily attributable to a decrease of $45.0 million related to upfront license fees under collaboration agreements, partially offset by increases external clinical and preclinical trial costs for certain assets in our portfolio.
Internal research and development expense increased $60.8 million, or 32.5%, to $247.7 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$31.8 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$24.6 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$6.9 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population;
•$5.2 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization; and
•$7.7 million decrease of consulting fees, which was mainly attributable to decreased meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $99.1 million, or 42.7%, to $331.4 million for the three months ended June 30, 2022, from $232.3 million for the three months ended June 30, 2021. The increase was primarily attributable to the following:
•$54.9 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets, and the hiring of personnel to support our growing business;
•$18.7 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe;
•$15.9 million increase of external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities; and
•$9.6 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population.
Interest Income (Expense), Net
Interest income (expense), net increased by $16.3 million, or 334.9%, to $11.4 million of net interest income for the three months ended June 30, 2022, from $4.9 million of net interest expense for three months ended June 30, 2021. The increase in interest income, net, was primarily attributable to increased interest income resulting from the increase in cash balances resulting from the STAR Offering proceeds in the fourth quarter of 2021, as well as increased interest rates earned on our cash, cash equivalents and short-term investments.
Other Expense, Net
Other expense, net increased to $129.6 million for the three months ended June 30, 2022, from $0.9 million for the three months ended June 30, 2021. The increase in expense was primarily related to foreign exchanges losses resulting from the strengthening of the U.S. dollar and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries. Also contributing to the increase in expense was an increase in the unrealized loss on our equity investment in Leap Therapeutics. These losses were partially offset by increased income from government subsidies.
Income Tax Expense (Benefit)
Income tax expense was $13.9 million for the three months ended June 30, 2022 as compared to an income tax benefit of $0.2 million for the three months ended June 30, 2021. The income tax expense for the three months ended June 30, 2022 relating to income reported by certain subsidiaries was primarily attributable to China tax expense determined after certain non-deductible expenses and U.S. tax expense determined after research and development tax credits, other special tax deductions and non-deductible U.S. stock compensation. The income tax benefit for the three months ended June 30, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue
Total revenue decreased to $648.2 million, or 14.2%, for the six months ended June 30, 2022, from $755.9 million for the six months ended June 30, 2021, primarily due to a decrease in collaboration revenue, as the prior year period included the recognition of the majority of the $650 million upfront payment from Novartis as license revenue.

The following table summarizes the components of revenue for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended
	June 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$566,084	$244,741	$321,343	131.3%
Collaboration revenue:
License revenue	—	484,646	(484,646)	(100.0)%
Research and development service revenue	24,240	26,477	(2,237)	(8.4)%
Right to access intellectual property revenue	52,497	—	52,497	NM
Other	5,377	—	5,377	NM
Total collaboration revenue	82,114	511,123	(429,009)	(83.9)%
Total Revenue	$648,198	$755,864	$(107,666)	(14.2)%

Net product revenues consisted of the following:

	Six Months Ended
	June 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
BRUKINSA®	$233,072	$64,513	$168,559	261.3%
Tislelizumab	192,522	123,758	68,764	55.6%
REVLIMID®	41,576	26,775	14,801	55.3%
XGEVA®	29,008	17,792	11,216	63.0%
BLINCYTO®	21,396	—	21,396	NM
POBEVCY®	19,798	—	19,798	NM
VIDAZA®	8,946	6,961	1,985	28.5%
KYPROLIS®	8,405	—	8,405	NM
Pamiparib	4,577	2,221	2,356	106.1%
Other	6,784	2,721	4,063	149.3%
Total product revenue	$566,084	$244,741	$321,343	131.3%
Net product revenue increased 131.3% to $566.1 million for the six months ended June 30, 2022, compared to $244.7 million in the prior year period, primarily due to increased sales of BRUKINSA® in the United States and China and increased sales of tislelizumab in China, as well as sales of pamiparib. In addition, product revenues in the first half of 2022 were positively impacted by sales of Amgen's BLINCYTO® and KYPROLIS® in China, which we began distributing in August 2021 and January 2022, respectively, as well as Bio-Thera's POBEVCY®, which we began selling in January 2022. During the six months ended June 30, 2022, we continued to see increased patient demand in China for tislelizumab and BRUKINSA® due to the inclusion on the National Reimbursement Drug List (NRDL), and this demand more than offset the effect of the related price reductions.
Global sales of BRUKINSA® totaled $233.1 million in the six months ended June 30, 2022, representing a 261.3% increase compared to the prior year period; U.S. sales of BRUKINSA® totaled $156.3 million in the six months ended June 30, 2022, compared to $26.0 million in the prior year period, representing growth of 500.5%. U.S. sales continued to accelerate in the period, driven by continued uptake in all approved indications. BRUKINSA® sales in China totaled $70.2 million in the six months ended June 30, 2022, representing growth of 82.7% compared to the prior year period, driven by a significant increase in all approved indications, including chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL).
Sales of tislelizumab in China totaled $192.5 million in the six months ended June 30, 2022, compared to $123.8 million representing a 55.6% increase compared to the prior year period. In the six months ended June 30, 2022, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab.

Product revenues in the first half of 2021 were negatively impacted by an adjustment of $28.1 million as a result of compensating distributors for products that remained in the distribution channel which were sold during the first quarter, prior to applying the lower prices of the NRDL, due to the first inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the updated NRDL by the NHSA, which became effective on March 1, 2021. In the first half of 2021, the inclusion of tislelizumab, BRUKINSA®, and XGEVA® in the NRDL significantly increased patient demand that more than offset the net effect of price reductions as a result of NRDL inclusion.
Collaboration revenue totaled $82.1 million for the six months ended June 30, 2022, of which $24.2 million was recognized from deferred revenue for R&D services performed during the six months ended June 30, 2022 under both the tislelizumab and ociperlimab collaborations, $52.5 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period, and $5.4 million was recognized related to the sale of tislelizumab clinical supply to Novartis. Collaboration revenue totaled $511.1 million for the six months ended June 30, 2021, of which $484.6 million was recognized upon delivery of the tislelizumab license right and transfer of know-how to Novartis, and $26.5 million was recognized from deferred revenue for R&D services performed during the six months ended June 30, 2021 (see Footnote 3).
Cost of Sales
Cost of sales increased to $136.4 million for the six months ended June 30, 2022 from $68.9 million for the six months ended June 30, 2021, primarily due to increased product sales of tislelizumab, BRUKINSA® and XGEVA®, as well as initial sales of BLINCYTO®, which we began selling in August 2021, and initial sales of KYPROLIS® and POBEVCY®, which we began selling in January 2022.
Gross Margin
Gross margin on product sales increased to $429.7 million for the six months ended June 30, 2022, compared to $175.8 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 75.9% for the six months ended June 30, 2022, from 71.8% in the comparable period of the prior year. The increase is primarily due to a proportionally higher sales mix of global BRUKINSA® compared to lower margin sales of in-licensed products and lower per unit costs for BRUKINSA® and tislelizumab, which offset the impact of lower prices resulting from the listing of tislelizumab and BRUKINSA® on the updated NRDL in Juanuary 2022. Pre-launch inventory carried at zero or low cost consumed during the six months ended June 30, 2022 and 2021 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $91.3 million, or 13.5%, to $768.1 million for the six months ended June 30, 2022 from $676.8 million for the six months ended June 30, 2021. The following table summarizes external clinical, external non-clinical and internal research and development expense for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended
	June 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$232,009	$219,433	$12,576	5.7%
Upfront license fees	—	53,500	(53,500)	(100.0)%
Amgen co-development expense[1]	46,789	55,330	(8,541)	(15.4)%
Total external research and development expenses	278,798	328,263	(49,465)	(15.1)%
Internal research and development expenses	489,324	348,554	140,770	40.4%
Total research and development expenses	$768,122	$676,817	$91,305	13.5%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the six months ended June 30, 2022 totaled $92.4 million, of which $46.8 million was recorded as R&D expense. The remaining $45.6 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the six months ended June 30, 2022 was primarily attributable to decrease of $53.5 million related to upfront license fees under collaboration agreements and a decrease in the expense recognized on co-development fees to Amgen, partially offset by increases external clinical and preclinical trial costs for certain assets in our portfolio.

Internal research and development expense increased $140.8 million, or 40.4%, to $489.3 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$65.0 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$43.2 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$25.7 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$15.9 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population; and
•$9.1 million decrease of consulting fees, which was mainly attributable to decreased meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $211.6 million, or 51.1%, to $626.0 million, for the six months ended June 30, 2022, from $414.4 million for the six months ended June 30, 2021. The increase was primarily attributable to the following:
•$117.4 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets, and the hiring of personnel to support our growing business;
•$37.1 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe;
•$36.7 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities; and
•$20.3 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population.
Interest Income (Expense), Net
Interest income (expense), net increased by $30.5 million, or 337.7%, to $21.5 million of net interest income for the six months ended June 30, 2022, from $9.0 million of net interest expense for six months ended June 30, 2021. The increase in interest income (expense), net, was primarily attributable to increased interest income resulting from the increase in cash balances resulting from the STAR Offering proceeds in the fourth quarter of 2021, as well as higher interest rates earned on our cash, cash equivalents and short-term investments.
Other Expense, Net
Other expense, net increased to $117.7 million of net other expense for the six months ended June 30, 2022, from $5.0 million for the six months ended June 30, 2021. The increase in expense was primarily related to foreign exchanges losses resulting from the strengthening of the U.S. dollar and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries. Also contributing to the increase in expense was an increase in the unrealized loss on our equity investment in Leap Therapeutics. These losses were partially offset by increased income from government subsidies.

Income Tax Expense (Benefit)
Income tax expense was $26.9 million for the six months ended June 30, 2022 as compared to an income tax benefit of $4.9 million for the six months ended June 30, 2021. The income tax expense for six months ended June 30, 2022 relating to income reported by certain subsidiaries was primarily attributable to China tax expense determined after certain non-deductible expenses and U.S. tax expense determined after research and development tax credits, other special tax deductions and non-deductible U.S. stock compensation. The income tax benefit for six months ended June 30, 2021 was primarily attributable to the deferred tax benefit of U.S. stock-based compensation deductions in excess of tax expense on income reported in certain China subsidiaries as adjusted for certain non-deductible expenses.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of June 30, 2022 and December 31, 2021:

	As of
	June 30,	December 31,
	2022	2021

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$4,535,409	$4,382,887
Short-term investments	$1,172,554	$2,241,962
Total debt	$565,936	$629,678
With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We recognized net losses of $571.4 million and $1.0 billion for the three and six months ended June 30, 2022, respectively, and net losses of $480.3 million and $413.8 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $6.0 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
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

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$4,382,887	$1,390,005
Net cash used in operating activities	(616,522)	(295,171)
Net cash provided by investing activities	869,103	543,544
Net cash (used in) provided by financing activities	(28,847)	143,050
Net effect of foreign exchange rate changes	(71,212)	5,257
Net increase in cash, cash equivalents, and restricted cash	152,522	396,680
Cash, cash equivalents and restricted cash at end of period	$4,535,409	$1,786,685
Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $616.5 million of cash in the six months ended June 30, 2022, principally from our net loss of $1.0 billion, partially offset by a decrease in our net operating assets and liabilities of $218.4 million and by non-cash charges of $170.8 million. Net loss for the three months ended June 30, 2022 includes $129.6 million of other losses due primarily to the strengthening of the U.S. dollar and the related revaluation of foreign currencies held by U.S. functional currency subsidiaries.
The decrease in working capital was driven largely by decreases in accounts receivable (due to the receipt of the upfront from Novartis related to the ociperlimab collaboration), decreases in prepaid assets and other non-current assets, and an increase in taxes payable, partially offset by increases in inventories and decreases in accounts payable, accrued expenses, deferred revenue and other long-term liabilities. The non-cash charges were primarily driven by share-based compensation expense, depreciation and amortization expense, and unrealized loss on our Leap investment, offset by amortization of the research and development cost share liability and deferred income tax benefits.
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
Investing activities provided $869.1 million of cash in the six months ended June 30, 2022, consisting of sales and maturities of investment securities of $1.1 billion, offset by $11.5 million in purchases of investment securities, capital expenditures of $95.4 million, and $75.0 million of acquired in-process research and development.
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

Financing activities used $28.8 million of cash in the six months ended June 30, 2022, consisting primarily of $115.4 million of repayment of short-term bank loans, partially offset by $67.6 million from proceeds of short-term bank loans and $19.0 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan.
Financing activities provided $143.1 million of cash in the six months ended June 30, 2021, consisting primarily of $112.6 million from proceeds of short-term bank loans, $35.6 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, $10.8 million from proceeds of long-term bank loans, partially offset by $16.0 million repayment of short-term bank loans.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. We hold a significant amount of RMB-denominated deposits at our China subsidiaries. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances as they are translated into U.S. dollars. The impact of foreign currency deposits being translated into the U.S. dollar negatively impacted ending cash by $71.2 million in the six months ended June 30, 2022, compared to a positive impact of $5.3 million in the prior year period.
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

Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of June 30, 2022:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$71,364	$14,282	$57,082
Purchase commitments	109,700	51,358	58,342
Debt obligations	565,936	380,729	185,207
Interest on debt	40,909	13,896	27,013
Co-development funding commitment	698,687	254,109	444,578
Funding commitment	12,750	4,250	8,500
Research and development commitment	25,173	5,743	19,430
Pension plan	7,484	1,536	5,948
Capital commitments	308,141	308,141	—
Total	$1,840,144	$1,034,044	$806,100
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
Purchase Commitments
As of June 30, 2022, purchase commitments amounted to $109.7 million, of which $65.0 million related to minimum purchase requirements for supply purchased from contract manufacturers and $44.7 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $380.7 million. Total long-term debt obligations are $185.2 million. See Note 10 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
    Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of June 30, 2022, our remaining co-development funding commitment was $698.7 million.
Funding Commitment
Funding commitment represents our committed capital related to one of our equity method investments in the amount of $15.0 million. As of June 30, 2022, our remaining capital commitment was $12.8 million and is expected to be paid from time to time over the investment period.

Research and Development Commitment
We entered into a long-term research and development agreement in June 2021, which includes obligations to make fixed quarterly payments over the next four years. As of June 30, 2022, the total research and development commitment amounted to $25.2 million.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1.5 million per year based on annual funding contributions in effect as of June 30, 2022 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $308.1 million for the acquisition of property, plant and equipment as of June 30, 2022, which were mainly for our manufacturing and clinical R&D campus in Hopewell, NJ and additional capacity at the Guangzhou and Suzhou manufacturing facilities.
Other Business Agreements
We expect to make a significant investment in our future manufacturing and clinical R&D center in the United States, a 42-acre site that will be constructed in Hopewell, NJ. We purchased this site for $75.2 million and announced its groundbreaking on April 29, 2022. We expect significant capital expenditures as we build out the Hopewell facility over the next several years.
We also enter into agreements in the ordinary course of business with contract research organizations to provide research and development services. These contracts are generally cancellable at any time by us with prior written notice.
We also enter into collaboration agreements with institutions and companies to license intellectual property. We may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with these agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. These commitments are not recorded on our balance sheet because the achievement and timing of these milestones are not fixed and determinable. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in our financial statements. Future milestone payments potentially owed related to in-licensed technology totaled $5.7 billion as of June 30, 2022.
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
There have been no material changes to our critical accounting policies as of and for the three and six months ended June 30, 2022, as compared to those described in the section titled “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
For new accounting policies adopted during the three and six months ended June 30, 2022 , see “Part I – Item 1 – Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $4.5 billion and $4.4 billion, restricted cash of $4.3 million and $7.2 million, and short-term investments of $1.2 billion and $2.2 billion as of June 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalent are deposited with various major reputable financial institutions located within or outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. On June 30, 2022, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point increase or decrease in market interest rates would result in a decrease of $6.6 million or an increase of $6.6 million, respectively, as of June 30, 2022.
We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
We had accounts receivable, net of $172.3 million and $483.1 million as of June 30, 2022 and December 31, 2021, respectively. Accounts receivable, net represent amounts arising from product sales and amounts due from our collaboration partners. We monitor economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
Foreign Currency Exchange Rate Risk
We are exposed to foreign exchange risk arising from various currency exposures. Our reporting currency is the U.S. dollar, but a portion of our operating transactions and assets and liabilities are in other currencies, such as RMB, Euro, and Australian dollar. While we hold significant amounts of RMB, and are subject to foreign currency exchange risk upon revaluation or translation into our reporting currency, we expect to utilize our existing RMB cash deposits in the operation of our China business over the next several years, and as a result, have not used derivative financial instruments to hedge exposure to such risk.
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 5.1% in the six months ended June 30, 2022 and appreciated approximately 2.3% in the year ended December 31, 2021, respectively. For the three and six months ended June 30, 2022, other non-operating loss in our consolidated statement of operations was $129.6 million and $117.7 million, respectively, which was primarily the result of the strengthening of the U.S. dollar and the related revaluation impact of foreign currencies held in U.S. functional currency subsidiaries. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2022, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
In the quarter ended March 31, 2022, we completed our implementation of additional business processes and control changes around key cycles including the order-to-cash process, inventory management, treasury and research and development accruals. With the exception of these new control activities and processes, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 26, 2020, following the suspension and recall of ABRAXANE® in China supplied to us by Celgene Logistics Sàrl, a Bristol Myers Squibb company (referred to elsewhere in this report as BMS, but for this paragraph only, "BMS-Celgene"), we initiated an arbitration proceeding at the International Chamber of Commerce (the ICC) against BMS-Celgene asserting that it had breached and continues to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and BMS-Celgene in July 2017 and a related quality agreement (collectively, the “BMS-Celgene License”). Under the BMS-Celgene License, we allege that BMS-Celgene is obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE® to us. In the arbitration proceeding, we are seeking (i) a declaration that BMS-Celgene was and is in breach of the BMS-Celgene License, (ii) a declaration that BMS-Celgene acted with gross negligence and/or willful misconduct, (iii) an award of damages, and (iv) such other relief as the arbitrators deem appropriate. BMS-Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $30 million in costs that it contends it incurred as part of the ABRAXANE® recall. We believe that the allegations contained in the counterclaim are without merit and are defending the counterclaim vigorously. On October 6, 2021, BMS-Celgene delivered a notice to us purporting to terminate the BMS-Celgene License with respect to ABRAXANE® and providing 180-days' notice that it was withdrawing ABRAXANE® from the range of products for sale or distribution in China pursuant to Section 2.6 of the BMS-Celgene License. We believe that the reasons stated in the notice do not provide a valid basis for terminating the BMS-Celgene License with respect to ABRAXANE®, and that the notice is a tactical maneuver on the part of BMS-Celgene to reduce its damages in the arbitration proceedings, and we have amended our claims to add a claim for wrongful termination of the BMS-Celgene License with respect to ABRAXANE®. A hearing was held in the arbitration in June 2022, and no decision has been issued.
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
Regulatory authorities outside of the United States, such as the China National Medical Products Administration ("NMPA") and European Medicines Agency ("EMA"), also have requirements for approval of medicines for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approvals outside of the United States could require additional nonclinical studies or clinical trials, which could be costly and time consuming. The regulatory approval process outside of the United States may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain regulatory approvals on a timely basis, if at all.
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
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs.
In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the "NRDL"), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. There can be no assurance that our medicines and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA®, tislelizumab, pamiparib and XGEVA® have been included in the NRDL. While the demand for these medicines has generally increased after inclusion in the NDRL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations. We prepare for the NRDL negotiations in China for our eligible medicines/indications annually. If any of these medicines/indications are not included in the NRDL, the revenues for such medicines could be limited, which could have a material adverse effect on our business, financial condition and results of operations. Even if such medicines are included in the NRDL, they may be included at prices that are significantly lower than our current prices, reducing our margins, which could have a material adverse effect on our business, financial condition and results of operations.
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
*We have operations in the United States, China, Europe, and other markets and plan to expand in these and new markets on our own or with collaborators, which exposes us to risks of conducting business in international markets.
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
These and other risks, including the risks described in "Risks Related to Our Doing Business in the PRC", may materially adversely affect our ability to attain or sustain revenue in international markets.
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
•competition with other products;
•continued acceptable safety profile following regulatory approval; and
•manufacturing or obtaining sufficient supplies of our medicines, drug candidates and any competing drug products that may be necessary for use in clinical trials for evaluation of our drug candidates and commercialization of our medicines.
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
All jurisdictions in which we conduct or intend to conduct our pharmaceutical-industry activities regulate these activities in great depth and detail. We are currently focusing our activities in the major markets of the United States, China, Europe, and other select countries and regions. These geopolitical areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes-some minor, some significant-that make for a more complex and costly regulatory compliance burden for a company like ours that plans to operate in each of these regions. Additionally, the NMPA’s reform of the medicine and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our medicines and drug candidates in a timely manner.
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
*The approval processes of regulatory authorities in the United States, China, Europe and other comparable regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
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
For example, in June 2022, the FDA extended the Prescription Drug User Fee Act (PDUFA) goal date for the sNDA for BRUKINSA as a treatment for adult patients with CLL or SLL by three months to January 2023, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. In July 2022, the FDA deferred action on the BLA for tislelizumab as a second-line (2L) treatment for patients with unresectable or metastatic ESCC. In the FDA's general advice letter communicating the deferral of action, the FDA cited only the inability to complete inspections due to restrictions on travel as the reason for the deferral and did not provide a new anticipated action date as they continue to monitor the public health situation and travel restrictions.
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
Our development activities, regulatory filings and manufacturing operations also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or governments and regulatory authorities in other jurisdictions. As of May 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA or other health authorities are delayed or unable to complete required regulatory inspections of our development activities, regulatory filings or manufacturing operations, or we do not satisfactorily complete such inspections, our business could be materially harmed.

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
The regulatory approvals for our medicines and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the medicine’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the medicine or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a REMS program or comparable program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID®. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and good clinical practice ("GCP") for any clinical trials that we conduct post-approval.
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
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
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
For example, in the United States, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and there could be additional challenges and amendments to the Affordable Care Act in the future, which could have a material adverse impact on our business, results of operations and financial condition.
Risks Related to Our Financial Position and Need for Additional Capital
*We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may not become profitable.
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from an up-front license fee from collaboration agreements. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $6.0 billion and $5.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.3 billion, $1.3 billion and $750.3 million of net cash during the years ended December 31, 2021, 2020 and 2019, respectively, and used $616.5 million and provided $295.2 million of net cash during the six months ended June 30, 2022 and 2021, respectively. We recorded negative net cash flows from operating activities in 2021, 2020 and 2019 primarily due to our net losses of $1.4 billion, $1.6 billion and $950.6 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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

With uncertainty in the capital markets and other factors, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. Our inability to obtain additional funding when we need it could seriously harm our business.
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
We incur portions of our expenses, and derive revenues, in currencies other than the U.S. dollar or Hong Kong dollar, in particular, the RMB, the Euro, and Australian dollar. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We do not regularly engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. Fluctuations in the value of the U.S. dollar against currencies in countries in which we operate could have a negative impact on our results of operations. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations, and cash flows.
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

Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $4.5 billion, $4.4 billion and $1.4 billion, restricted cash of $4.3 million, $7.2 million and $8.1 million and short-term investments of $1.2 billion, $2.2 billion and $3.3 billion as of June 30, 2022, December 31, 2021 and 2020, respectively, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of June 30, 2022 and December 31, 2021, our short-term investments consisted of U.S. Treasury securities. Although we believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA®, BLINCYTO® and KYPROLIS® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG ("Novartis"), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in North America, Japan, the EU, and six other European countries. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan.
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
At the beginning of 2021, we had approximately 5,100 employees, and we ended the year with approximately 8,000 employees, an increase of 57%. As of June 30, 2022, we had over 8,600 employees. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
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

*Our business is subject to complex and evolving industry-specific laws and regulations regarding the collection and transfer of personal data. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to our data and other business practices, significant penalties, increased cost of operations, or otherwise adversely impact our business.
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
Further to the draft HGR implementing rules, the Cyberspace Administration of China ("CAC") released the final Measures of Cross-Border Data Transfer Security Assessment on July 7, 2022 (effective from September 1, 2022), under which any transfer of certain “important data” out of China shall trigger a security assessment to be conducted by the government. The term “important data” is a broadly defined term under the Cybersecurity Law and Data Security Law, and further clarifications need to be put in place by the government before international companies could find a practical way to comply. However, under the latest draft Important Data Identification Guidance, HGR data is classified as “important data,” and if the guidance is finalized as is, it can be expected that this new cross-border data transfer rule may create considerable additional regulatory burdens on international companies’ human gene-involved R&D activities in China (i.e., adding a third layer of CAC’s regulatory approval in addition to HGRAC’s and NMPA’s).
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
To further tighten the control of China HGR, the Chinese government adopted amendments to the criminal code, which became effective on March 1, 2021, which criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to foreign parties or entities established or actually controlled by them without going through security review and assessment. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to 7 years, and/or a criminal fine. On April 15, 2021, the Biosecurity Law became effective. The Biosecurity Law establishes an integrated system to regulate biosecurity-related activities in China, including the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declares that China has sovereignty over its HGR and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China. Although the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by China’s highest legislative authority, it gives China’s major regulatory authority of HGR, i.e., the Ministry of Science and Technology, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will evolve and become even more rigorous. In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.

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
As a public company listed in the United States, Hong Kong and Shanghai, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the listing rules of the Nasdaq Stock Market (Nasdaq), The Stock Exchange of Hong Kong Limited (the "HKEX") and the STAR Market of the Shanghai Stock Exchange (the "SSE"), and incur significant legal, accounting and other expenses to comply with applicable requirements. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
For example, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our shares could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC, HKEX, China Securities Regulatory Commission (the "CSRC"), SSE or other applicable regulatory authorities, and our business could be harmed.
*If we engage in acquisitions or strategic collaborations, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
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
PRC regulations and rules concerning mergers and acquisitions, including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the "M&A Rules"), and other regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC (the "MOFCOM") be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, according to the Anti-Monopoly Law of the PRC, which was amended in June 2022 and became effective as of August 1, 2022, and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the State Administration of Market Regulation (the SAMR) when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In addition, the Measures for Security Review of Foreign Investment jointly issued by the National Development and Reform Commission and MOFCOM and the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the "Security Review Rules") issued by the MOFCOM specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.
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
PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. See “—Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.” We expect that these data protection and transfer laws and regulations will continue to receive greater attention and focus from regulators going forward, and we will continue to face uncertainty as to whether our efforts to comply with evolving obligations under data protection, privacy and security laws will be sufficient. Any failure or perceived failure by us to comply with applicable laws and regulations could result in reputational damage or proceedings or actions against us by governmental entities, individuals or others. These proceedings or actions could subject us to significant administrative, civil or criminal penalties and negative publicity, result in the delayed or halted transfer or confiscation of certain personal information or scientific data (such as the results of our preclinical studies or clinical trials conducted within China), or other regulated data, result in the suspension of research and development of drug candidates, ongoing clinical trials or ban on initiation of new trials, require us to change our business practices, increase our costs, or materially harm our business, prospects, financial condition and results of operations. In addition, our current and future relationships with customers, vendors, pharmaceutical partners and other third parties could be negatively affected by any proceedings or actions against us or current or future data protection obligations imposed on them under applicable law. In addition, a data breach affecting personal information or other regulated data, including health information, or a failure to comply with applicable requirements could result in significant management resources, legal and financial exposure and reputational damage that could potentially have a material adverse effect on our business, results of operations, and financial condition.
*Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.
China has implemented rules or is expected to implement extensive data protection, privacy and information security rules and is considering a number of additional proposals relating to these subject areas. We face significant uncertainties and risks related to these laws, regulations and policies, some of which were only recently enacted, and the interpretation of these legal requirements by government regulators as applied to biotechnology companies like us. For example, we do not maintain, nor do we intend to maintain in the future, personally identifiable health information of patients in China. We do, however, collect and maintain de-identified or pseudonymized health data for clinical trials in compliance with local regulations. This data could be deemed “personal data” or “important data” by government regulators. With China’s growing emphasis of its sovereignty over data derived from China, the outbound transmission of de-identified or pseudonymized health data for clinical trials may be subject to the new national security legal regime, including the Data Security Law, the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), the PIPL, and various implementing regulations and standards.
China’s Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the relevant PRC authority. The classification of data is based on its importance in economic and social development, as well as the degree of harm expected to be caused to national security, public interests, or the legitimate rights and interests of individuals or organizations if such data is tampered with, destroyed, leaked, or illegally acquired or used. The security assessment mechanism was also included in the PIPL, which was promulgated in August 2021 and became effective on November 1, 2021, for the Chinese government to supervise certain cross-border transfers of personal information.
Additionally, the Cyber Security Law, which became effective in 2017, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt an MLPS, under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong, from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cybersecurity. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

Under the Cyber Security Law and Data Security Law, we are required to establish and maintain a comprehensive data and network security management system that will enable us to monitor and respond appropriately to data security and network security risks. We will need to classify and take appropriate measures to address risks created by our data processing activities and use of networks. We are obligated to notify affected individuals and appropriate Chinese regulators of and respond to any data security and network security incidents. Establishing and maintaining such systems takes substantial time, effort and cost, and we may not be able to establish and maintain such systems as fully as needed to ensure compliance with our legal obligations. Despite our investment, such systems may not adequately protect us or enable us to appropriately respond to or mitigate all data security and network security risks or incidents we may face.
Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China. PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. The Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines, suspension of relevant business, and revocation of business permits or licenses. Moreover, on July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which will come into effect on September 1, 2022. According to these measures, personal data processors will be subject to security assessment conducted by the Cyberspace Administration of China prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor who has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of last year; or (iv) other circumstances as requested by the CAC. According to the official interpretation of the CAC, the Measures for the Security Assessment of Cross-border Data Transmission cover (1) overseas transmission and storage by data processors of data generated during PRC domestic operations, and (2) access to or use of the data collected and generated by data processors and stored in the PRC by overseas institutions, organizations or individuals. Furthermore, any cross-border data transfer activities conducted in violation of the Measures for the Security Assessment of Cross-border Data Transmission before the effectiveness of these measures are required to be rectified by March 2023. As of the date hereof, these measures have not taken effect, and substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.
The CAC has taken action against several Chinese internet companies listed on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law of the People’s Republic of China (the “National Security Law”), the Cyber Security Law and the Cybersecurity Review Measures, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On December 28, 2021, the CAC, together with 12 other PRC governmental authorities, promulgated the Revised Cybersecurity Review Measures which took effect from February 15, 2022. Pursuant to the Revised Cybersecurity Review Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. The relevant competent governmental authorities may also initiate a cybersecurity review against the relevant operators if the authorities believe that the network product or service or data processing activities of such operators affect or may affect national security. There are still uncertainties as to the exact scope of network product or service or data processing activities that will or may affect national security, and the PRC government authorities may have discretion in the interpretation and enforcement of these measures.
On November 14, 2021, the CAC further published the draft Regulations on Network Data Security Management (the “Draft Cyber Data Security Regulations”), under which data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. Pursuant to the Draft Cyber Data Security Regulations, data processors shall apply for cybersecurity review if they engage in (i) merger, reorganization or division of internet platform operators with significant data resources related to national security, economic development or public interests that affects or may affect national security; (ii) overseas listing while processing over one million users’ personal information; (iii) Hong Kong listing that affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. The Draft Cyber Data Security Regulations further require data processors processing important data or going public overseas to conduct annual data security self-assessment, and submit the data security assessment report to their respective local branch of the CAC before January 31 each year. As the Draft Cyber Data Security Regulations were released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty.
It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and the imposition of any such penalties on our business could cause a material adverse effect on our business, financial condition, results of operations, prospects and the trading price of our ordinary shares, ADSs and RMB Shares, and could lead to our delisting from the Nasdaq. As of the date of this report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures and the Draft Cyber Data Security Regulations. However, there remains uncertainty as to how the Revised Cybersecurity Review Measures, and the Draft Cyber Data Security Regulations if enacted as currently proposed, will be interpreted or implemented and whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised Cybersecurity Review Measures and the Draft Cyber Data Security Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised Cybersecurity Review Measures, the Draft Cyber Data Security Regulations or other laws and regulations related to privacy, data protection and information security.
Additionally, the Standing Committee of the National People’s Congress of the PRC promulgated the PIPL, which became effective on November 1, 2021. The PIPL provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The PIPL also provides that critical information infrastructure operators and personal information processing entities that process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the PIPL contains proposals for significant fines for serious violations of up to RMB50 million, or 5% of annual revenues from the prior year, and penalties, including that companies found to have violated the PIPL may be ordered to suspend any related activity by competent authorities.
Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with the Cyber Security Law, the Data Security Law and the PIPL could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital in the U.S. and other markets in the future.

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
Our operations and those of our third-party contractors and collaborators could be subject to natural or man-made disasters, public health epidemics or other business interruptions, for which we are predominantly self-insured. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. The occurrence of any of these business interruptions could seriously harm our operations and financial condition and increase our costs and expenses. For example, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the United States; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. In addition, in 2017 the United Kingdom Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. On November 30, 2020, the FCA announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. While various replacement reference rates have been proposed, an alternative reference rate to LIBOR has not yet been widely adopted. As such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
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
Furthermore, statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets.
For example, in July 2021, the PRC government provided guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities ("VIEs"). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. On December 24, 2021, the CSRC released the Provisions of the State Council on the Administration of Domestic Companies Offering Securities for Overseas Listing (Revision Draft for Comments) (the Draft Provisions) and the Administrative Measures for the Filing of Domestic Companies Seeking Overseas Securities Offering and Listing (the Filing Measures, or collectively, the Draft Overseas Listing Regulations) for public comment. According to the Draft Overseas Listing Regulations, where Chinese companies that have directly or indirectly listed securities in overseas markets conduct follow-on offering in overseas markets, they shall fulfill the filing procedures with and report relevant information to the CSRC. If we are deemed as an indirect overseas listed Chinese company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or fell within any of the circumstances where our follow-on offering is prohibited by the State Council, our offering application may be suspended and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. The Draft Overseas Listing Regulations were released only for soliciting public comments at this stage and their provisions and anticipated adoption or effective date are subject to changes and thus their interpretation and implementation remain substantially uncertain. We are currently evaluating the implications and potential impact of the Draft Overseas Listing Regulations and will continue to closely monitor the development and implementation of the Draft Overseas Listing Regulations. Although we do not have a VIE structure, due to our operations in China and stock listings in and outside of China, any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business and results of operations. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors, and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in China and United States may also be adversely affected.
*The PRC government has significant oversight and discretion over the conduct of the business operations of our PRC subsidiaries or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.
The PRC government may intervene or influence the operations of our PRC subsidiaries at any time with little to no advanced notice, which could result in a material change in our operations and/or the value of our ADSs, ordinary shares, or RMB Shares. For example, the PRC government recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. For example, the Revised Cybersecurity Review Measures require that, among others, operators of “critical information infrastructure” purchasing network products and services or network platform operators carrying out data processing activities, that affect or may affect national security, shall apply with the Cybersecurity Review Office for a cybersecurity review. In addition, a network platform operator holding over one million users’ personal information shall apply with the Cybersecurity Review Office for a cybersecurity review before any public offering and listings outside of mainland China and Hong Kong.
Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack Down on Illegal Securities Activities. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas listed companies. On November 14, 2021, the CAC released the Draft Cyber Data Security Regulations for public comments, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information, and the listing of data processors in Hong Kong which affects or may affect national security.
Since the Draft Cyber Data Security Regulations are in the process of being formulated and the Opinions on Intensifying Crack Down on Illegal Securities Activities remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities, it remains uncertain how PRC governmental authorities will regulate overseas listing in general and whether we are required to obtain any specific regulatory approvals from the CSRC, CAC or any other PRC governmental authorities for our offshore offerings. If the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our future offshore offerings, we may be unable to obtain such approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, implementation of industry-wide regulations directly targeting our operations could cause the value of our securities to significantly decline. Therefore, investors of our company and our business face potential uncertainty from actions taken by the PRC government affecting our business.
*The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries; such oversight could result in a material change in our operations and/or the value of our ordinary shares or could significantly limit our ability to offer or continue to offer ordinary shares and/or other securities to investors and cause the value of such securities to significantly decline.
The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries and may intervene or influence our operations in mainland China at any time as the PRC government deems appropriate to further regulatory, political and societal goals, which may potentially result in a material adverse effect on our operations. The PRC government has recently published new policies that significantly affect certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations.
The Draft Overseas Listing Regulations provide for a general filing regulatory framework, and the Filing Measures set out more detailed terms and procedures of the filing requirements. Pursuant to the Draft Overseas Listing Regulations, domestic companies that apply for direct offerings and listings in an overseas market or an indirect offerings and listings in the name of an offshore entity are required to, among others, file and report to the CSRC, if: (i) the total assets, net assets, revenues or profits of the PRC operating entity of the issuer in the most recent accounting year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period and (2) the senior managers in charge of business operation and management of the issuer are mostly PRC citizens or have habitual residence in the PRC, and its main places of business are located in the PRC or main business activities are conducted in the PRC. Based on our global assets, operations and management outside of the PRC, we do not believe that we satisfy test in the Draft Overseas Listing Regulations that would require us to file and report to the CSRC, but this could change in the future.
According to questions and answers published by the CSRC on December 24, 2021, the new rules, as drafted, would not be applied retrospectively, and would be applied to new listings and follow-on offerings by existing overseas listed Chinese companies. If we are deemed to be subject to the Draft Overseas Listing Regulations and we fail to complete the filing procedures with the CSRC for any of our follow-on offerings in the overseas stock market or fall within any of the circumstances where our follow-on offering is prohibited by the State Council, our offering application may be discontinued and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiaries may be suspended and their business qualifications and licenses may be revoked. However, uncertainties exist regarding the interpretation of the Draft Overseas Listing Regulations, as well as interpretation of the final form of these regulations and implementation thereof after promulgation.
On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Intensifying Crack Down on Illegal Securities Activities, which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The PRC government has indicated that it may exert more control or influence over offerings of securities conducted overseas. If the PRC authorities attempt to exercise such control or influence through regulation over our PRC subsidiaries, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, which could adversely affect our business. results of operations and financial condition. Moreover, any such action could significantly limit our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline.
Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S., Hong Kong, or other stock exchange
*The audit reports included in our Annual Report on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the "PCAOB"), and as such, investors have previously been deprived of the benefits of such inspections.
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
*Our ADSs may be delisted and our ADSs and ordinary shares prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA. On December 16, 2021, PCAOB issued the HFCAA Determination Report, according to which our previous auditor is subject to the determinations that the PCAOB is unable to inspect or investigate it completely. Under current law, delisting and prohibition from over-the-counter trading in the U.S. could take place in 2024. The delisting of our ADSs, or the threat of their being delisted, may materially and adversely affect the value of your investment.
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

Additionally, in October 2021, Nasdaq adopted additional listing criteria applicable to companies that primarily operate in jurisdictions where local regulators impose secrecy laws, national security laws or other laws that restrict U.S. regulators from accessing information relating to the issuer (a “Restrictive Market”). Under this rule, whether a jurisdiction permits PCAOB inspection would be a factor in determining whether a jurisdiction is deemed by Nasdaq to be a Restrictive Market. China will likely be determined to be a Restrictive Market and, as a result, Nasdaq may impose on us additional continued listing criteria or deny continued listing of our securities on Nasdaq, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to our audit.
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
*The potential enactment of the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”) or the America COMPETES Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our ADSs may be prohibited from over-the-counter trading or delisted. If this bill were enacted, our ADSs could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. in 2023.
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
On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”), which similarly would amend the HFCAA to shorten the three-year period to two years. The America COMPETES Act, however, includes a broader range of legislation than the AHFCA Act in response to the U.S. Innovation and Competition Act (the "USICA") passed by the U.S. Senate in 2021. In late July 2022, the U.S. House of Representatives and the U.S. Senate passed the Creating Helpful Incentives to Produce Semiconductors ("CHIPS") for America Fund (the "CHIPS Act of 2022"), which is expected to be signed into law in August 2022. The CHIPS Act of 2022 includes a number of provisions from both the America COMPETES Act and the USICA but did not include a provision to amend the HFCAA to shorten the three-year period to two years.
Certain members of the U.S. Senate have mentioned that they intend to move forward with negotiating the remaining provisions from the AHFCA Act and the America Competes Act that were not included in the CHIPS Act of 2022 and there is a chance that a final bill from this negotiation, if approved, could amend the HFCAA to shorten the three-year period to two years. It is unclear if or when this amended bill will be signed into law. In the case that such bill becomes the law, it will reduce the time period before our ADSs could be delisted from Nasdaq and prohibited from over-the-counter trading in the U.S. from 2024 to 2023.
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
*Proceedings instituted by the SEC against five PRC-based accounting firms and any negative news about the proceedings against these audit firms, including Ernst & Young Hua Ming LLP, could adversely affect the market price of our ADSs, ordinary shares and/or RMB Shares.
In 2012, the SEC brought administrative proceedings against five accounting firms in China, including Ernst & Young Hua Ming LLP, alleging that they had refused to produce audit work papers and other documents related to certain other PRC-based companies under investigation by the SEC. In 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. In 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. These firms’ ability to continue to serve their clients was not affected by the settlement. The settlement required these firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the CSRC. If these firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings. Our audit committee has been aware of the policy restriction and communicated with Ernst & Young Hua Ming LLP to ensure compliance during the completion of our audits from fiscal year 2014 to fiscal year 2021. The settlement did not require these firms to admit to any violation of law and preserves these firms’ legal defenses in the event the administrative proceeding is restarted. In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding PRC-based, U.S.-listed companies and the market price of the ADSs, ordinary shares and/or RMB Shares may be adversely affected. As discussed above, we have engaged Ernst & Young LLP, located in Boston, Massachusetts, United States, as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting for the fiscal year ending December 31, 2022 to be filed with the SEC.
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
China's Foreign Investment Law and its implementing rule came into force in January 2020. The Foreign Investment Law and its implementing rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the legal requirements for both foreign and domestic investments. There are still uncertainties with respect to the interpretation and implementation of the Foreign Investment Law and its implementing rules. For example, the Foreign Investment Law and its implementing rules provide that foreign invested entities established according to the previous laws regulating foreign investment prior to its implementation may maintain their structure and corporate governance for a five-year transition period. It is uncertain whether governmental authorities may require us to adjust the structure and corporate governance of certain of our Chinese subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly. In addition, the Security Review Rules, effective from January 18, 2021, embody China's continued efforts to provide a legal regime for national security review comparable to similar procedures in other jurisdictions, such as CFIUS review in the United States. There are still uncertainties with respect to the interpretation, implementation and enforcement of the Security Review Rules. For example, national security remains undefined and there is no clear guidance on whether the biotechnology industry requires security review and what factors the regulatory authority may consider in determining whether there are security concerns. It is difficult to evaluate the impact of the Security Review Rules on our existing investments or potential investments in China.
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
In addition, the PRC government has announced its plans to enhance its regulatory oversight of China-based companies listed overseas and cross-border law enforcement cooperation. The Opinions on Intensifying Crack Down on Illegal Securities Activities called for:
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
There are great uncertainties with respect to the interpretation and implementation of the Opinions on Intensifying Crack Down on Illegal Securities Activities. The PRC government may promulgate relevant laws, rules and regulations to impose additional and significant obligations and liabilities on overseas listed China-based companies regarding data security, cross-border data flow, and compliance with China’s securities laws. As a company with operations in China and stock listings in and outside of China, it is uncertain whether or how these laws, rules and regulations and their interpretation and implementation may affect us. However, among other things, our ability to obtain external financing through the issuance of equity securities overseas could be adversely affected if restrictions on overseas fundraising are imposed on companies like us.
*The approval of, or filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures. If the Draft Overseas Listing Regulations is adopted as currently proposed and if we fail to complete a filing with the CSRC, our offering application may be discontinued and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiaries could be suspended and their business qualifications and licenses may be revoked, which would have a material adverse effect on our business, financial condition, and results of operations.
Pursuant to the Opinions on Intensifying Crack Down on Illegal Securities Activities, Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities outside of China, and update the existing laws and regulations related to data security, cross-border data flow, and administration of classified information. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries will be required to obtain permission from the PRC government to offer securities on the NASDAQ Global Select Market or Hong Kong Stock Exchange in the future, and even when such permission is required, whether it will be denied or rescinded.
Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the Cyber Security Law and Data Security Law. As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure investors that we will be able to comply with new regulatory requirements relating to our future overseas capital-raising activities outside of China and we may become subject to more stringent requirements with respect to matters including data privacy and cross-border investigation and enforcement of legal claims.
Furthermore, on December 24, 2021, the CSRC promulgated the Draft Overseas Listing Rules, which, among others, require certain companies to make filings for offerings and listing in the stock markets outside of China if such companies meet the criteria set forth in the Draft Overseas Listing Rules. As the Draft Overseas Listing Rules were released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty. According to Relevant Officials of the CSRC Answered Reporter Questions (“CSRC Answers”), after the Draft Overseas Listing Regulations are implemented, the CSRC will formulate and issue guidance for filing procedures. This is an ongoing process that is expected to take some time to become effective. Since the Draft Overseas Listing Regulations have not yet come into effect, we are currently unaffected.
Additionally, according to the CSRC Answers, only new initial public offerings and follow-on offerings by Chinese companies listed outside the PRC will be required to go through the filing process; other companies listed outside the PRC, such as us, will be allowed a sufficient transition period to complete their filing procedures, which means that after the effectiveness of the Draft Overseas Listing Regulations, we may have to go through the filing process for any follow-on offerings we conduct on the NASDAQ Global Select Market or Hong Kong Stock Exchange. If this were to happen, we would expect to be given a sufficient transition period to complete these filings. If the Draft Overseas Listing Regulations is adopted as currently proposed, and if we fail to complete a filing with the CSRC for any of our follow-on offerings or fall within any of the circumstances where our follow-on offerings are prohibited by the State Council, our offering application may be discontinued and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiaries could be suspended and their business qualifications and licenses may be revoked, which would have a material adverse effect on our business, financial condition, and results of operations.
As of the date of this report, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filing or other procedures in connection with offering our equity securities on the Nasdaq Global Select Market or Hong Kong Stock Exchange from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to securities offerings and other capital markets activities outside of China. If it is determined in the future that the approval of, filing or other procedure with the CSRC or any other regulatory authority is required for issuing our equity securities on the Nasdaq Global Select Market or Hong Kong Stock Exchange, it is uncertain whether we will be able to and how long it would take for us to obtain the approval or complete the filing or other procedure, despite our best efforts. If we, for any reason, are unable to obtain or complete, or experience significant delays in obtaining or completing, the requisite relevant approval(s), filing or other procedure(s), we may face sanctions by the CSRC or other Chinese regulatory authorities. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of funds into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our ADSs, ordinary shares, and RMB Shares. In addition, if the CSRC or other regulatory authorities later promulgate new rules requiring that we obtain their approvals or complete filing or other procedures for any future public offerings on the Nasdaq Global Select Market or Hong Kong Stock Exchange, we may be unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such a requirement could have a material adverse effect on the trading price of our ADSs, ordinary shares, and RMB Shares.
To operate our general business activities currently conducted in China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied. The pharmaceutical industry in which we operate is also highly regulated in China. Our Chinese subsidiaries are required to obtain applicable licenses from competent Chinese government authorities for our operations in China, including drug manufacturing licenses, drug trade license, clinical trial authorizations, drug registration certificates, import and export business qualifications and filings, licenses for use of experimental animals, pollutant discharge licenses and permits for urban sewage discharge into drainage pipe network. We believe our PRC subsidiaries have obtained all applicable licenses and permits which are material to our business operations in China.
*PRC regulations establish complex procedures for some acquisitions conducted by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
PRC regulations and rules concerning mergers and acquisitions set forth additional procedures and requirements that could make merger and acquisition activities of PRC-based companies by foreign investors more time-consuming and complex. See also “—Risks Related to Our Industry, Business and Operations—We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We may be exposed to potential risks if we are unable to comply with these requirements.” These rules, among others, specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. Although we believe that our business is not in an industry related to national security, we cannot preclude the possibility that the competent PRC government authorities may publish explanations contrary to our understanding or broaden the scope of such security reviews in the future, in which case our future acquisitions and investment in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Moreover, according to the Anti-Monopoly Law, the SAMR shall be notified in advance of any concentration of undertaking if certain filing thresholds are triggered. We may grow our business in part by acquiring complementary businesses in China. Complying with the requirements of the laws and regulations mentioned above and other PRC regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the SAMR, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain or expand our market share. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.
In December 2020, the NDRC and the MOFCOM promulgated the Foreign Investment Security Review Measures, which came into effect on January 18, 2021. Under the Foreign Investment Security Review Measures, investments in military, national defense-related areas or in locations in proximity to military facilities, or investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, IT, Internet products and services, financial services and technology sectors, are required to be approved by designated governmental authorities in advance. As these measures are recently promulgated, official guidance has not been issued by the designated office in charge of such security review yet, therefore there are great uncertainties with respect to the interpretation and implementation of the Foreign Investment Security Review Measures. If any of our business operations were to fall under the foregoing categories, we would need to take further actions in order to comply with these laws, regulations and rules, which may materially and adversely affect our current corporate structure, business, financial condition and results of operations.
*We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2022 and December 31, 2021, these restricted assets totaled $2.4 billion and $799.6 million, respectively.
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
Pursuant to an arrangement between mainland China and the Hong Kong Special Administrative Region (the "Hong Kong Tax Treaty") and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” We own the PRC subsidiaries through BeiGene (Hong Kong) Co., Limited ("BeiGene HK"), a company incorporated under the laws of Hong Kong on November 22, 2010 and a wholly owned subsidiary of the Company. BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.
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
As of July 31, 2022, 1,349,639,439 ordinary shares, par value $0.0001 per share, were outstanding, of which 949,028,496 ordinary shares were held in the form of 73,002,192 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
*Voting rights of our ADS holders are limited by the terms of the deposit agreement. The depositary for the ADSs will give us a discretionary proxy to vote the ordinary shares underlying our ADS holders’ ADSs if they do not vote at shareholders’ meetings, except in limited circumstances, which could adversely affect their interests.
Holders of our ADSs may exercise their voting rights with respect to the ordinary shares underlying their ADSs only in accordance with the provisions of the deposit agreement. Upon receipt of voting instructions from ADS holders in the manner set forth in the deposit agreement, the depositary for the ADSs will endeavor to vote the holder's underlying ordinary shares in accordance with these instructions. Under our articles of association, the minimum notice period required for convening an annual general meeting is 21 calendar days and the minimum notice period required for convening an extraordinary general meeting is 14 calendar days. When a general meeting is convened, ADS holders may not receive sufficient notice of a shareholders’ meeting to permit them to withdraw their ordinary shares to allow them to cast their vote with respect to any specific matter at the meeting. In addition, the depositary and its agents may not be able to send voting instructions to ADS holders or carry out their voting instructions in a timely manner. We will make reasonable efforts to cause the depositary to extend voting rights to our ADS holders in a timely manner, but our ADS holders may not receive the voting materials in time to ensure that they can vote or instruct their agent to vote their shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 54% of our outstanding ordinary shares as of July 31, 2022. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” ("PFIC") for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the composition of our income and assets, we believe that we were not a PFIC for the taxable year ended December 31, 2021. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years.
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
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation” ("CFC"), for U.S. federal income tax purposes is generally required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Each Ten Percent Shareholder is also required to include in gross income its “global intangible low-taxed income,” which is determined by reference to the income of CFCs of which such Ten Percent Shareholder is a Ten Percent Shareholder. Ten Percent Shareholders that are corporations may be entitled to a deduction equal to the foreign portion of any dividend when a dividend is paid. A non-U.S. corporation will generally be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Internal Revenue Code of 1986, as amended), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation or 10% of the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1#	First Amendment to Collaboration Agreement dated April 20, 2022, by and between the Registrant and Amgen Inc.	X
10.2†	Amendment No. 2 to the Second Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	6/22/2022	001-37686
10.3†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.4†	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.5†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.6†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.7†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.8†	Form of Global Non-Qualified Share Option Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.9†	Independent Director Compensation Policy, as amended, effective as of April 1, 2022		8-K (Exhibit 10.1)	2/22/2022	001-37686
10.10†	Consulting Agreement, effective April 3, 2022, by and between BeiGene USA, Inc. and Jane Huang		10-Q (Exhibit 10.1)	5/9/2022	001-37686
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

# Certain portions of the exhibit have been omitted by means of redacting a portion of the text and replacing it with "[*]", because they are both (i) not material and (ii) is the type of information that the Registrant treats as private or confidential.
† Indicates a management contract or any compensatory plan, contract or arrangement.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: August 8, 2022	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Julia Wang
Julia Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)