Form 10-Q
period 2022-09-30
BeiGene, Ltd.
filed 2022-11-09
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 31, 2022, 1,349,640,180 ordinary shares, par value $0.0001 per share, were outstanding, of which 946,295,584 ordinary shares were held in the form of 72,791,968 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares.
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

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		September 30,	December 31,
	Note	2022	2021
		$	$
		(unaudited)
Assets
Current assets:
Cash and cash equivalents		4,197,132	4,375,678
Short-term restricted cash	5	191	328
Short-term investments	5	871,998	2,241,962
Accounts receivable, net	10	189,170	483,113
Inventories	6	290,911	242,626
Prepaid expenses and other current assets	10	199,766	270,173
Total current assets		5,749,168	7,613,880
Long-term restricted cash	5	3,189	6,881
Property, plant and equipment, net	7	681,914	587,605
Operating lease right-of-use assets		110,340	117,431
Intangible assets, net	8	40,849	46,679
Deferred tax assets	9	—	—
Other non-current assets	10	140,553	163,049
Total non-current assets		976,845	921,645
Total assets		6,726,013	8,535,525
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		252,071	262,400
Accrued expenses and other payables	10	410,255	558,055
Deferred revenue, current portion	4	144,984	187,414
Tax payable	9	22,665	21,395
Operating lease liabilities, current portion		24,340	21,925
Research and development cost share liability, current portion	4	115,721	120,801
Short-term debt	11	441,275	427,565
Total current liabilities		1,411,311	1,599,555
Non-current liabilities:
Long-term bank loans	11	208,058	202,113
Deferred revenue, non-current portion	4	149,899	220,289
Operating lease liabilities, non-current portion		36,904	43,041
Deferred tax liabilities	9	15,249	14,169
Research and development cost share liability, non-current portion	4	204,252	269,561
Other long-term liabilities	10	45,169	54,234
Total non-current liabilities		659,531	803,407
Total liabilities		2,070,842	2,402,962
Commitments and contingencies	18
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,349,640,180 and 1,334,804,281 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively		135	133
Additional paid-in capital		11,451,566	11,191,007
Accumulated other comprehensive (loss) income	15	(161,523)	17,950
Accumulated deficit		(6,635,007)	(5,076,527)
Total equity		4,655,171	6,132,563
Total liabilities and equity		6,726,013	8,535,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2022	2021	2022	2021
		$	$	$	$
Revenues
Product revenue, net	12	349,506	192,461	915,590	437,202
Collaboration revenue	4	38,122	13,979	120,236	525,102
Total revenues		387,628	206,440	1,035,826	962,304
Expenses
Cost of sales - product		76,543	47,413	212,953	116,361
Research and development		426,363	351,937	1,194,485	1,028,754
Selling, general and administrative		322,892	269,227	948,868	683,622
Amortization of intangible assets		187	188	563	563
Total expenses		825,985	668,765	2,356,869	1,829,300
Loss from operations		(438,357)	(462,325)	(1,321,043)	(866,996)
Interest income (expense), net		12,759	(2,230)	34,261	(11,275)
Other (expense) income, net		(125,640)	31,477	(243,290)	26,487
Loss before income taxes		(551,238)	(433,078)	(1,530,072)	(851,784)
Income tax expense	9	6,318	5,036	28,408	15,354
Net loss		(557,556)	(438,114)	(1,558,480)	(867,138)

Net loss per share		(0.41)	(0.36)	(1.16)	(0.72)
Weighted-average shares outstanding—basic and diluted		1,345,303,747	1,205,971,284	1,337,976,853	1,196,391,201

Net loss per American Depositary Share ("ADS")		(5.39)	(4.72)	(15.14)	(9.42)
Weighted-average ADSs outstanding—basic and diluted		103,484,904	92,767,022	102,921,296	92,030,092
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
Net loss	(557,556)	(438,114)	(1,558,480)	(867,138)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	(80,326)	664	(168,411)	6,528
Pension liability adjustments	—	(111)	—	250
Unrealized holding loss, net	1,253	(68)	(11,062)	(1,140)
Comprehensive loss	(636,629)	(437,629)	(1,737,953)	(861,500)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Nine Months Ended September 30,
	Note	2022	2021
		$	$
Operating activities:
Net loss		(1,558,480)	(867,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		48,262	33,336
Share-based compensation expenses	14	225,036	177,701
Unrealized losses (gains) on equity investments	5	16,413	(17,166)
Acquired in-process research and development		20,000	53,500
Amortization of research and development cost share liability	4	(70,389)	(82,846)
Deferred income tax benefits		380	2,474
Other items, net		7,762	17,719
Changes in operating assets and liabilities:
Accounts receivable		284,717	(69,174)
Inventories		(75,632)	(61,686)
Other assets		30,325	(92,489)
Accounts payable		4,203	(12,376)
Accrued expenses and other payables		1,628	(44)
Deferred revenue		(112,820)	124,898
Other liabilities		167	2,407
Net cash used in operating activities		(1,178,428)	(790,884)
Investing activities:
Purchases of property, plant and equipment		(204,076)	(147,963)
Purchases of investments		(14,735)	(2,062,879)
Proceeds from sale or maturity of investments		1,352,398	2,758,391
Purchase of in-process research and development		(95,000)	(8,500)
Other investing activities		—	(7,500)
Net cash provided by investing activities		1,038,587	531,549
Financing activities:
Proceeds from sale of ordinary shares, net of cost	16	—	50,000
Proceeds from long-term loan	11	37,372	16,838
Proceeds from short-term loans	11	163,774	143,456
Repayment of short-term loans	11	(145,428)	(40,229)
Proceeds from option exercises and employee share purchase plan		35,677	82,192
Net cash provided by financing activities		91,395	252,257
Effect of foreign exchange rate changes, net		(133,929)	6,769
Net decrease in cash, cash equivalents, and restricted cash		(182,375)	(309)
Cash, cash equivalents, and restricted cash at beginning of period		4,382,887	1,390,005
Cash, cash equivalents, and restricted cash at end of period		4,200,512	1,389,696
Supplemental cash flow information:
Cash and cash equivalents		4,197,132	1,383,310
Short-term restricted cash		191	330
Long-term restricted cash		3,189	6,056
Income taxes paid		25,006	15,214
Interest paid		19,865	23,398
Supplemental non-cash information:
Acquisitions of equipment included in accounts payable		47,310	41,897
Acquired in-process research and development included in accrued expenses		—	45,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(5,076,527)	6,132,563
Cost from issuance of ordinary shares	—	—	(152)	—	—	(152)
Use of shares reserved for share option exercises	(2,850,328)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	2,851,316	—	11,880	—	—	11,880
Share-based compensation	—	—	65,555	—	—	65,555
Other comprehensive loss	—	—	—	(496)	—	(496)
Net loss	—	—	—	—	(435,198)	(435,198)
Balance at March 31, 2022	1,334,805,269	133	11,268,290	17,454	(5,511,725)	5,774,152
Use of shares reserved for share option exercises	5,016,518	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	9,817,938	1	7,091	—	—	7,092
Share-based compensation	—	—	81,305	—	—	81,305
Other comprehensive loss	—	—	—	(99,904)	—	(99,904)
Net loss	—	—	—	—	(565,726)	(565,726)
Balance at June 30, 2022	1,349,639,725	134	11,356,686	(82,450)	(6,077,451)	5,196,919
Use of shares reserved for share option exercises	(3,971,942)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	3,972,397	1	16,704	—	—	16,705
Share-based compensation	—	—	78,176	—	—	78,176
Other comprehensive income	—	—	—	(79,073)	—	(79,073)
Net loss	—	—	—	—	(557,556)	(557,556)
Balance at September 30, 2022	1,349,640,180	135	11,451,566	(161,523)	(6,635,007)	4,655,171

Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,618,711)	3,803,281
Use of shares reserved for share option exercises	(123,097)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	6,623,773	1	25,753	—	—	25,754
Share-based compensation	—	—	45,833	—	—	45,833
Other comprehensive loss	—	—	—	(3,738)	—	(3,738)
Net income	—	—	—	—	55,580	55,580
Balance at March 31, 2021	1,197,322,617	119	7,486,518	3,204	(3,563,131)	3,926,710
Use of shares reserved for share option exercises	(1,599,676)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	8,844,082	1	9,846	—	—	9,847
Share-based compensation	—	—	64,791	—	—	64,791
Other comprehensive income	—	—	—	8,891	—	8,891
Net loss	—	—	—	—	(484,604)	(484,604)
Balance at June 30, 2021	1,204,567,023	120	7,561,155	12,095	(4,047,735)	3,525,635
Proceeds from issuance of ordinary shares, net of cost	2,151,877	—	50,000	—	—	50,000
Use of shares reserved for share option exercises and RSU releases	(3,644,641)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	10,159,942	1	46,590	—	—	46,591
Share-based compensation	—	—	67,077	—	—	67,077
Other comprehensive income	—	—	—	485	—	485
Net loss	—	—	—	—	(438,114)	(438,114)
Balance at September 30, 2021	1,213,234,201	121	7,724,822	12,580	(4,485,849)	3,251,674
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
Since its inception in 2010, the Company has become a fully integrated global organization of over 9,000 employees in 29 countries and regions, including the United States, China, Europe and Australia.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2022 and 2021, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report").
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.

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
Revision of prior period financial statements
The Company evaluates the recoverability of its deferred tax assets on a jurisdiction-by-jurisdiction basis by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies in accordance with ASC 740. This assessment is subject to a high degree of subjectivity, as the sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. A valuation allowance is provided when the Company determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Prior to the third quarter of 2022, the Company determined that the majority of its net deferred tax assets (primarily in the U.S.) were realizable on a more-likely-than-not basis, primarily due to cumulative pre-tax income at the taxpaying entity and the weighting of available positive and negative evidence. Accordingly, no valuation allowance was previously recorded related to those deferred tax assets. In October 2022, in connection with the preparation of its condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company reassessed its position on the realizability of its net deferred tax assets and determined that the negative evidence associated with cumulative losses at the consolidated financial statement level are not able to be overcome by other positive evidence, and therefore, a valuation allowance should be applied to its net deferred tax asset balance. The Company determined the previous conclusion to not apply a valuation allowance to certain net deferred tax assets was an error.
In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact was not material to any of its previously issued financial statements, but that correcting the cumulative impact of the error would be significant to its statements of operations for the three and nine months ended September 30, 2022. Accordingly, the Company has revised the first and second quarters of 2022 and the quarterly and annual periods of fiscal year 2021 condensed consolidated financial statements and related notes included herein to record a valuation allowance against the Company’s net deferred tax asset balance for all periods presented. A summary of revisions to previously reported financial statements is presented in Note 2, Revision of Prior Period Financial Statements. Note 9, Income Taxes and Note 13, Loss Per Share have been updated to reflect the revision. The Company will also correct previously reported financial information for this error in its future filings, as applicable.
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
There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2022, as compared to the significant accounting policies described in the Annual Report.
2. Revision of Prior Period Financial Statements
As discussed in Note 1, the Company revised certain prior period financial statements to correct an error related to the valuation of net deferred tax assets, the impact of which was immaterial to our previously filed financial statements in the first and second quarters of 2022 and the quarterly and annual periods of fiscal 2021 (See Note 1). Specifically, a valuation allowance should have been recorded on all net deferred tax assets and such a valuation allowance was not previously recorded. A summary of revisions to the Company’s previously reported financial statements for the comparative periods presented within this Quarterly Report on Form 10-Q is presented below.

Condensed Consolidated Balance Sheet (unaudited)

	As of
	December 31, 2021
	As Reported	Adjustments	As Revised
	$	$	$
Deferred tax assets	110,424	(110,424)	—
Total non-current assets	1,032,069	(110,424)	921,645
Total assets	8,645,949	(110,424)	8,535,525
Accumulated deficit	(4,966,103)	(110,424)	(5,076,527)
Total equity	6,242,987	(110,424)	6,132,563
Total liabilities and equity	8,645,949	(110,424)	8,535,525

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Income tax expense (benefit)	(19,223)	24,259	5,036	(24,083)	39,437	15,354
Net loss	(413,855)	(24,259)	(438,114)	(827,701)	(39,437)	(867,138)

Net loss per share	(0.34)	(0.02)	(0.36)	(0.69)	(0.03)	(0.72)

Net loss per American Depositary Share ("ADS")	(4.46)	(0.26)	(4.72)	(8.99)	(0.43)	(9.42)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Net loss	(413,855)	(24,259)	(438,114)	(827,701)	(39,437)	(867,138)
Comprehensive loss	(413,370)	(24,259)	(437,629)	(822,063)	(39,437)	(861,500)

Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended
	September 30, 2021
	As Reported	Adjustments	As Revised
	$	$	$
Operating activities:
Net loss	(827,701)	(39,437)	(867,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefits	(38,408)	40,882	2,474
Changes in operating assets and liabilities:
Other assets	(92,938)	449	(92,489)
Accrued expenses and other payables	819	(863)	(44)
Other liabilities	3,438	(1,031)	2,407
Net cash used in operating activities	(790,884)	—	(790,884)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)

	Accumulated Deficit			Total Equity
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Balance at December 31, 2021	(4,966,103)	(110,424)	(5,076,527)	6,242,987	(110,424)	6,132,563
Net loss	(434,274)	(924)	(435,198)	(434,274)	(924)	(435,198)
Balance at March 31, 2022	(5,400,377)	(111,348)	(5,511,725)	5,885,500	(111,348)	5,774,152
Net loss	(571,449)	5,723	(565,726)	(571,449)	5,723	(565,726)
Balance at June 30, 2022	(5,971,826)	(105,625)	(6,077,451)	5,302,544	(105,625)	5,196,919

Balance at December 31, 2020	(3,552,749)	(65,962)	(3,618,711)	3,869,243	(65,962)	3,803,281
Net income	66,495	(10,915)	55,580	66,495	(10,915)	55,580
Balance at March 31, 2021	(3,486,254)	(76,877)	(3,563,131)	4,003,587	(76,877)	3,926,710
Net loss	(480,341)	(4,263)	(484,604)	(480,341)	(4,263)	(484,604)
Balance at June 30, 2021	(3,966,595)	(81,140)	(4,047,735)	3,606,775	(81,140)	3,525,635
Net loss	(413,855)	(24,259)	(438,114)	(413,855)	(24,259)	(438,114)
Balance at September 30, 2021	(4,380,450)	(105,399)	(4,485,849)	3,357,073	(105,399)	3,251,674
3. Fair Value Measurements
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2022 and December 31, 2021:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of September 30, 2022	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. Treasury securities	123,519	—	—
Money market funds	373,370	—	—
Short-term investments (Note 5):
U.S. Treasury securities	871,998	—	—
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	6,467	2,037	—
Convertible debt instrument	—	—	5,000
Total	1,375,354	2,037	5,000

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. Treasury securities	107,855	—	—
Money market funds	315,564	—	—
Short-term investments (Note 5):
U.S. Treasury securities	2,241,962	—	—
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	23,809	10,306	—
Total	2,689,190	10,306	—
The Company's cash equivalents are highly liquid investments with original maturities of 3 months or less. Short-term investments represent the Company's investments in available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
The Company's equity securities carried at fair value consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. ("Leap"), which were acquired in connection with a collaboration and license agreement entered into in January 2020 and in Leap's underwritten public offering in September 2021. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies. Refer to Note 5, Restricted Cash and Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
The Company holds a convertible note of a private biotech company. The Company has elected the fair value option method of accounting for the convertible note. Accordingly, the convertible note is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income (loss).

As of September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
4. Collaborative and Licensing Arrangements
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
Out-Licensing Arrangements
For the three and nine months ended September 30, 2022 and 2021, the Company’s collaboration revenue consisted entirely of upfront license fees, research and development services revenue and right to access intellectual property revenue from its collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue from Collaborators	$	$	$	$
License revenue	—	—	—	484,646
Research and development service revenue	9,834	13,979	34,074	40,456
Right to access intellectual property revenue	26,249	—	78,746	—
Other	2,039	—	7,416	—
Total	38,122	13,979	120,236	525,102
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
The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the nine months ended September 30, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the nine months ended September 30, 2021. The portion of the transaction price allocated to the tislelizumab R&D services was deferred and is being recognized as collaboration revenue as the tislelizumab R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $8,043 and $28,699 during the three and nine months ended September 30, 2022, respectively, and $13,979 and $40,456 during the three and nine months ended September 30, 2021, respectively. The Company also recognized other collaboration revenue of $2,039 and $7,416 related to the sale of tislelizumab clinical supply to Novartis in conjunction with the collaboration during the three and nine months ended September 30, 2022, respectively.
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
The Company will satisfy the material right performance obligation at a point in time at the earlier of when Novartis exercises the option and the license is delivered or the expiration of the option period. As such, the entire amount of the transaction price allocated to the material right was deferred. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the ociperlimab R&D Services was deferred and is being recognized as collaboration revenue as the ociperlimab R&D Services are performed over the expected option period. The Company recognized collaboration revenue of $26,249 and $78,746 related to Novartis right to access ociperlimab in clinical trials and the transfer of know how performance obligation during the three and nine months ended September 30, 2022, respectively, and R&D service revenue of $1,791 and $5,375 during the three and nine months ended September 30, 2022, respectively.
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
Under the agreement, the Company is responsible for the commercialization of XGEVA®, KYPROLIS® and BLINCYTO® in China for five or seven years. Amgen is responsible for manufacturing the products globally and will supply the products to the Company at an agreed upon price. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one product and is entitled to receive royalties on sales in China for an additional five years on the products not retained. XGEVA® was approved in China in 2019 for patients with giant cell tumor of the bone and in November 2020 for the prevention of skeletal-related events in cancer patients with bone metastases. In July 2020, the Company began commercializing XGEVA® in China. In December 2020, BLINCYTO® was approved in China for injection for the treatment of adult patients with relapsed or refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL). In July 2021, KYPROLIS® was conditionally approved in China for injection in combination with dexamethasone for the treatment of adult patients with R/R multiple myeloma. In April 2022, BLINCYTO® was conditionally approved for injection for the treatment of pediatric patients with R/R CD19-positive B-cell precursor ALL.
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
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
Research and development expense	25,462	29,710	72,251	85,040
Amortization of research and development cost share liability	24,806	28,943	70,389	82,846
Total amount due to Amgen for BeiGene's portion of the development funding	50,268	58,653	142,640	167,886

				As of
				September 30,
				2022
Remaining portion of development funding cap				648,419

As of September 30, 2022 and December 31, 2021, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of
	September 30,	December 31,
	2022	2021
	$	$
Research and development cost share liability, current portion	115,721	120,801
Research and development cost share liability, non-current portion	204,252	269,561
Total research and development cost share liability	319,973	390,362
The total reimbursement due under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
Cost of sales - product	319	380	3,797	1,058
Research and development	(1,125)	(373)	(227)	(310)
Selling, general and administrative	(13,854)	(12,552)	(40,496)	(28,469)
Total	(14,660)	(12,545)	(36,926)	(27,721)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $29,269 and $59,330 during the three and nine months ended September 30, 2022, respectively, and $32,129 and $50,983 during the three and nine months ended September 30, 2021, respectively. Net amounts payable to Amgen as of September 30, 2022 and December 31, 2021 were $95,087 and $106,790, respectively.
5. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $3,380 and $7,209 as of September 30, 2022 and December 31, 2021, respectively, primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from the STAR offering in strict compliance with the planned uses as disclosed in the PRC prospectus as well as those disclosed in the Company's proceeds management policy approved by the board of directors.
Short-Term Investments
Short-term investments as of September 30, 2022 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	883,126	—	11,128	871,998
Total	883,126	—	11,128	871,998
 Short-term investments as of December 31, 2021 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	2,245,662	—	3,700	2,241,962
Total	2,245,662	—	3,700	2,241,962

As of September 30, 2022, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of September 30, 2022.
Equity Securities with Readily Determinable Fair Values
Leap Therapeutics, Inc. (Leap)
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap's underwritten public offering. As of September 30, 2022, the Company's ownership interest in the outstanding common stock of Leap was 7.4% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 11.7% based on information from Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income (expense), net. The Company recorded unrealized losses of $2,950 and $25,611 for the three and nine months ended September 30, 2022, respectively, and unrealized gains of $23,764 and $18,388 for the three and nine months ended September 30, 2021, respectively, in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the fair value of the common stock and warrants was as follows:

	As of
	September 30,	December 31,
	2022	2021
	$	$
Fair value of Leap common stock	6,467	23,809
Fair value of Leap warrants	2,037	10,306

Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $56,789 and $43,722 in equity securities without readily determinable fair values as of September 30, 2022 and December 31, 2021, respectively. The Company recorded gains of $4,699 and $5,065 related to observable price changes in orderly transactions for similar investments of the same issuer for the three and nine months ended September 30, 2022, respectively, to other income (expense), net in the consolidated statements of operations.
Equity-Method Investments
The Company records equity-method investments at cost and subsequently adjusts the basis based on the Company's ownership percentage in the investee's income and expenses, as well as dividends, if any. The Company holds equity-method investments totaling $25,787 and $22,955 as of September 30, 2022 and December 31, 2021, respectively, that it does not consider to be individually significant to its financial statements. The Company recorded unrealized losses of $1,357 and $2,591 for the three and nine months ended September 30, 2022, respectively, and $564 and $1,221 for the three and nine months ended September 30, 2021, respectively, to other income (expense), net in the consolidated statements of operations.

6. Inventories
The Company’s inventory balance consisted of the following:

	As of
	September 30,	December 31,
	2022	2021
	$	$
Raw materials	88,953	78,140
Work in process	22,737	9,397
Finished goods	179,221	155,089
Total inventories	290,911	242,626
7. Property, plant and equipment
Property, plant and equipment are recorded at cost and consisted of the following:

	As of
	September 30,	December 31,
	2022	2021
	$	$
Land	65,485	65,485
Laboratory equipment	137,990	118,203
Leasehold improvements	50,005	50,288
Building	170,243	144,083
Manufacturing equipment	147,433	119,585
Software, electronics and office equipment	38,257	27,404
Property, plant and equipment, at cost	609,413	525,048
Less: accumulated depreciation	(149,692)	(124,286)
Construction in progress	222,193	186,843
Property, plant and equipment, net	681,914	587,605
In November 2021, the Company purchased a 42-acre site located in Hopewell, NJ for $75,197. The total purchase price was allocated between the land and an existing building on the property based on their relative fair values. The Company is constructing a biologics manufacturing facility and research and development center on the land.
Depreciation expense was $15,214 and $45,255 for the three and nine months ended September 30, 2022, respectively, and $11,773 and $32,440 for the three and nine months ended September 30, 2021, respectively.
8. Intangible Assets
Intangible assets as of September 30, 2022 and December 31, 2021 are summarized as follows:

	As of
	September 30, 2022			December 31, 2021
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(3,813)	3,687	7,500	(3,250)	4,250
Developed product	40,432	(3,270)	37,162	43,394	(965)	42,429
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	48,748	(7,899)	40,849	51,710	(5,031)	46,679
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from Bristol Myers Squibb Company ("BMS") as part of the BMS collaboration. The Company is amortizing the product distribution rights, as a single identified asset, over a period of 10 years from the date of acquisition. Developed products represent the post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements. Trading license represents the Guangzhou drug distribution license acquired in September 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed product is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and the trading licenses is included in operating expenses in the accompanying consolidated statements of operations.
The weighted-average life for each finite-lived intangible assets is approximately 12 years. Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
Amortization expense - Cost of sales - product	800	216	2,444	333
Amortization expense - Operating expense	187	188	563	563
	987	404	3,007	896
Estimated amortization expense for each of the five succeeding years and thereafter, as of September 30, 2022 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2022 (remainder of year)	779	188	967
2023	3,117	750	3,867
2024	3,117	750	3,867
2025	3,117	750	3,867
2026	3,117	750	3,867
2027 and thereafter	23,915	499	24,414
Total	37,162	3,687	40,849
9. Income Taxes
Income tax expense was $6,318 and $28,408 for the three and nine months ended September 30, 2022, respectively. Income tax expense was $5,036 and $15,354 for the three and nine months ended September 30, 2021, respectively. The income tax expense for the three and nine months ended September 30, 2022 was primarily attributable to current China tax expense for certain subsidiaries determined after certain non-deductible expenses and current U.S. tax expense determined after other special tax deductions and research and development tax credits. The income tax expense for the three and nine months ended September 30, 2021 was primarily attributable to current China tax expense for certain subsidiaries determined after certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of September 30, 2022 and September 30, 2021, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of September 30, 2022, the Company had gross unrecognized tax benefits of $12,725. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $960 and $2,800, respectively, in the three and nine months ended September 30, 2022 primarily due to U.S. federal and state tax credits and incentives.

The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2022 and December 31, 2021, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of September 30, 2022, Australia tax matters are open to examination for the years 2013 through 2022, China tax matters are open to examination for the years 2012 through 2022, Switzerland tax matters are open to examination for the years 2018 through 2022, and U.S. federal tax matters are open to examination for years 2015 through 2022. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2012 through 2022.
10. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the nine months ended September 30, 2022 and 2021 consists of the following activity:

	Nine Months Ended
	September 30,
	2022	2021
	$	$
Balance at beginning of the period	415	112
Current period provision for expected credit losses	(161)	(7)
Amounts written-off	—	—
Exchange rate changes	(2)	3
Balance at end of the period	252	108
Prepaid expenses and other current assets consist of the following:

	As of
	September 30,	December 31,
	2022	2021
	$	$
Prepaid research and development costs	74,575	87,239
Prepaid manufacturing cost	60,971	78,538
Prepaid taxes	11,494	58,579
Other receivables	11,272	12,010
Interest receivable	2,203	5,052
Prepaid insurance	6,465	1,695
Short-term deposit	10,917	2,982
Other current assets	21,869	24,078
Total	199,766	270,173

Other non-current assets consist of the following:

	As of
	September 30,	December 31,
	2022	2021
	$	$
Goodwill	109	109
Prepayment of property and equipment	17,951	14,140
Prepayment of facility capacity expansion activities (1)	19,676	24,237
Prepaid VAT	217	17,162
Rental deposits and other	6,520	6,609
Long-term investments	96,080	100,792
Total	140,553	163,049
(1) Represents payments for facility expansions under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.
Accrued expenses and other payables consist of the following:

	As of
	September 30,	December 31,
	2022	2021
	$	$
Compensation related	142,837	139,966
External research and development activities related	114,008	213,922
Commercial activities	34,646	71,560
Employee tax withholdings	25,879	45,661
Sales rebates and returns related	49,890	59,639
Professional fees and other	42,995	27,307
Total	410,255	558,055
Other long-term liabilities consist of the following:

	As of
	September 30,	December 31,
	2022	2021
	$	$
Deferred government grant income	37,700	46,352
Pension liability	7,330	7,814
Other	139	68
Total	45,169	54,234

11. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of September 30, 2022 and December 31, 2021:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of
						September 30, 2022		December 31, 2021
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	4,077	29,000	1,255	8,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	1,406	10,000	1,569	10,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	3,866	27,500	—	—
China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(4)		4.5%	200,000	1,422,677	200,000	1,274,535
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(5)		4.5%	14,058	100,000	15,693	100,000
Shanghai Pudong Development Bank	February 25, 2022	$50,000	1-year	February 25, 2023	2.2%	50,000	355,669	—	—
Other short-term debt (6)						167,868	1,194,115	209,048	1,332,197
Total short-term debt						441,275	3,138,961	427,565	2,724,732

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	76,616	545,000	89,444	570,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	49,273	350,500	53,353	340,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	46,743	332,500	59,316	378,000
China CITIC Bank	July 29, 2022	RMB480,000	10-year	July 28, 2032	(7)	35,426	252,000	—	—
Total long-term bank loans						208,058	1,480,000	202,113	1,288,000
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.9% as of September 30, 2022. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out. The Company repaid $598(RMB4,000) during the nine months ended September 30, 2022.
2.On January 22, 2020, BeiGene Guangzhou Biologics Manufacturing Co., Ltd.("BeiGene Guangzhou Factory") entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of September 30, 2022. The Company repaid $1,142 (RMB7,500) during the nine months ended September 30, 2022. BeiGene Guangzhou Biologics Manufacturing Co., Ltd. is a company incorporated under the laws of the PRC on March 3, 2017 and a wholly owned subsidiary of BeiGene Biologics.
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of September 30, 2022. The loan is secured by fixed assets placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
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
6.During the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB2,435,000 in aggregate, with maturity dates ranging from January 19, 2021 to September 18, 2023. The Company drew down $113,774 (RMB792,000) and repaid $143,688 (RMB930,082) of the short-term loans in the nine months ended September 30, 2022. The weighted average interest rate for the short-term working capital loans was approximately 3.1% as of September 30, 2022.
7.In July 2022, the Company entered into a 10-year bank loan agreement with China CITIC Bank to borrow up to RMB480,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan interest rate was 4.2% as of September 30, 2022. The loan is secured by BeiGene Suzhou Co., Ltd.'s land use right. The Company drew down $37,372(RMB252,000) during the nine months ended September 30, 2022.
Interest Expense
Interest expense recognized for the three and nine months ended September 30, 2022 was $5,596 and $16,580, respectively, among which, $527 and $2,462 was capitalized, respectively. Interest expense recognized for the three and nine months ended September 30, 2021 was $7,609 and $22,186, respectively, among which, $275 and $526 was capitalized, respectively.
12. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® in the United States and China, and tislelizumab and pamiparib in China; REVLIMID® and VIDAZA® in China under a license from BMS; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product sales for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
Product revenue – gross	398,379	206,029	1,036,652	497,823
Less: Rebates and sales returns	(48,873)	(13,568)	(121,062)	(60,621)
Product revenue – net	349,506	192,461	915,590	437,202
The following table disaggregates net product sales by product for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
BRUKINSA®	155,495	65,832	388,567	130,345
Tislelizumab	128,206	76,980	320,728	200,738
REVLIMID®	19,046	20,209	60,622	46,984
XGEVA®	18,148	15,699	47,156	33,491
POBEVCY®	9,873	—	29,671	—
KYPROLIS®	2,820	—	11,225	—
BLINCYTO®	6,214	5,040	27,610	5,040
VIDAZA®	3,314	5,810	12,260	12,771
Pamiparib	1,266	1,516	5,843	3,737
Other	5,124	1,375	11,908	4,096
Total product revenue – net	349,506	192,461	915,590	437,202

The following table presents the roll-forward of accrued sales rebates and returns for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
	$	$
Balance at beginning of the period	59,639	11,874
Accrual	121,062	60,621
Payments	(130,811)	(52,305)
Balance at end of the period	49,890	20,190
13. Loss Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
Numerator:
Net loss	(557,556)	(438,114)	(1,558,480)	(867,138)

Denominator:
Weighted average shares outstanding—basic and diluted	1,345,303,747	1,205,971,284	1,337,976,853	1,196,391,201
For the three and nine months ended September 30, 2022 and 2021, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
14. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company's initial public offering ("IPO") on the Nasdaq Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of September 30, 2022, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,627. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the nine months ended September 30, 2022, the Company granted options for 12,437,373 ordinary shares and restricted share units for 37,043,877 ordinary shares under the 2016 Plan. As of September 30, 2022, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 63,928,723 and 56,502,940, respectively. As of September 30, 2022, share-based awards to acquire 74,429,673 ordinary shares were available for future grant under the 2016 Plan.
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
During the nine months ended September 30, 2022, the Company did not grant any options or restricted share units under the 2018 Plan. As of September 30, 2022, options and restricted share units for ordinary shares outstanding under the 2018 Plan totaled 27,846 and 223,028, respectively.
Upon the effectiveness of Amendment No. 2 to the 2016 Plan, on June 22, 2022, the 2018 Plan was terminated to the effect that no new equity awards shall be granted under the plan but the outstanding equity awards under the plan shall continue to vest and/or be exercisable in accordance with their terms.
2018 Employee Share Purchase Plan
In June 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”). Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In December 2018, the board of directors of the Company approved an amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. In June 2019, the board of directors adopted an amendment to revise the eligibility criteria for enrollment in the plan. In June 2021, the board of directors of the Company adopted the third amended and restated ESPP to include certain technical amendments under U.S. tax rules and to consolidate the changes in the prior amendment, effective on September 1, 2021. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
As of September 30, 2022, 3,666,071 ordinary shares were available for future issuance under the ESPP.
The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
August 31, 2022	861,315	$171.66	$13.20	$145.91	$11.22	$9,667
February 28, 2022	667,160	$210.52	$16.19	$178.94	$13.76	$9,183
August 31, 2021	425,386	$308.30	$23.72	$262.06	$20.16	$8,575
February 26, 2021	436,124	$236.30	$18.18	$200.86	$15.45	$6,738
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.

The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
Research and development	36,417	31,680	104,382	83,762
Selling, general and administrative	41,759	35,397	120,654	93,939
Total	78,176	67,077	225,036	177,701
15. Accumulated Other Comprehensive Income (Loss)
The movement of accumulated other comprehensive income (loss) was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2021	27,898	(3,700)	(6,248)	17,950
Other comprehensive loss before reclassifications	(168,411)	(11,062)	—	(179,473)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net-current period other comprehensive loss	(168,411)	(11,062)	—	(179,473)
Balance as of September 30, 2022	(140,513)	(14,762)	(6,248)	(161,523)
16. Shareholders’ Equity
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
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2022 and December 31, 2021, the net assets of the Company’s PRC subsidiaries amounted to $2,188,139 and $799,574, respectively.
18. Commitments and Contingencies
Purchase Commitments
As of September 30, 2022, the Company had purchase commitments amounting to $142,196, of which $58,342 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $83,854 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital Commitments
The Company had capital commitments amounting to $467,554 for the acquisition of property, plant and equipment as of September 30, 2022, which were mainly for the Company’s manufacturing and clinical R&D campus in Hopewell, NJ, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and new building for Beijing Innerway Bio-tech Co., Ltd.
Co-Development Funding Commitment
    Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of September 30, 2022, the Company's remaining co-development funding commitment was $648,419.
Research and Development Commitment
The Company entered into a long-term research and development agreement in June 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next four years. As of September 30, 2022, the total research and development commitment amounted to $23,775.
Funding Commitment
The Company had committed capital related to two equity method investments in the amount of $19,000. As of September 30, 2022, the remaining capital commitment was $16,000 and is expected to be paid from time to time over the investment period.
Pension Commitment
The Company maintains a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1,505 per year based on annual funding contributions in effect as of September 30, 2022 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
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
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	$	$	$	$
PRC	233,274	158,775	636,438	377,392
United States	134,789	43,471	348,538	427,280
Rest of world	19,565	4,194	50,850	157,632
Total	387,628	206,440	1,035,826	962,304
PRC revenues consisted primarily of product revenues for the three and nine months ended September 30, 2022 and 2021. U.S. revenues for the three and nine months ended September 30, 2022 consisted of collaboration revenue of $26,685 and $84,165, respectively, and BRUKINSA® product sales of $108,104 and $264,373, respectively. U.S. revenues for the three and nine months ended September 30, 2021 consisted of collaboration revenue of $9,785 and $367,571, respectively, and BRUKINSA® product sales of $33,686 and $59,709 respectively. Rest of world revenues for the three and nine months ended September 30, 2022 consisted of collaboration revenue of $11,437 and $36,071, respectively, and BRUKINSA® product sales of $8,128 and $14,779, respectively. Rest of world revenues consisted entirely of collaboration revenues for the three and nine months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” We have revised our prior period financial statements to reflect the correction of an error, the impact of which was immaterial to our previously filed financial statements, as described in this Quarterly Report in "Notes to the Condensed Consolidated Financial Statements, Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies" and "Note 2. Revision of Prior Period Financial Statements". This Quarterly Report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to successfully develop and commercialize oncology assets licensed from our partners pursuant to our global strategic oncology collaborations; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; regulatory environment and regulatory developments in the United States, China, UK, EU and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our ability to maintain and establish collaborations or licensing agreements; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance and the pricing and reimbursement of our medicines and drug candidates, if approved; developments relating to our competitors and industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs, ordinary shares and RMB Shares, and impact of securities analysts’ reports on these prices; our foreign currency risk exposure due to fluctuations in exchange rates; the impact of the COVID-19 pandemic on our clinical development, commercial, manufacturing, and other operations; and other risks and uncertainties, including those listed under “Part II – Item 1A – Risk Factors” of this Quarterly Report. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in “Part II – Item 1A – Risk Factors” of this Quarterly Report. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd., a Cayman Islands holding company with operations conducted by its subsidiaries, and its subsidiaries, on a consolidated basis.
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
Since our inception in 2010, we have become a fully integrated global organization of over 9,000 employees in 29 countries and regions, including the United States, China, Europe, and Australia.
Recent Developments
Recent Business Developments
On November 2, 2022, we announced that the European Commission granted marketing authorization of BRUKINSA® for the treatment of adult patients with relapsed or refractory (R/R) marginal zone lymphoma (MZL) who have received at least one prior anti-CD20-based therapy. The approval is applicable to all 27 member states of the European Union (EU), plus Iceland and Norway.
On October 26, 2022, we announced regulatory approvals for BRUKINSA® in six Latin American countries: in Argentina, Mexico and Paraguay for R/R mantle cell lymphoma (MCL); in Chile and Ecuador for R/R MZL and Waldenström’s Macroglobulinemia (WM); and in El Salvador for R/R MCL, R/R MZL and WM.
On October 14, 2022, we announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) issued a positive opinion recommending approval of BRUKINSA® (zanubrutinib) for the treatment of adult patients with chronic lymphocytic leukemia (CLL).
On October 12, 2022, we announced that BRUKINSA® achieved superior Progression-Free Survival (PFS) versus IMBRUVICA® (ibrutinib) in a final analysis of the Phase 3 ALPINE trial, as assessed by an independent review committee (IRC) and investigator. BRUKINSA® was generally well tolerated; safety findings at the final PFS analysis were consistent with prior reports.
On September 19, 2022, we announced that England’s health technology assessment institute, the National Institute for Health and Care Excellence (NICE), issued a final appraisal document (FAD) recommending BRUKINSA® for the treatment of WM in adults who have had at least one treatment, only if bendamustine plus rituximab is also suitable. This decision from NICE marks BRUKINSA® as the first and only treatment for WM to be recommended for routine use in England and Wales.
On September 19, 2022, we announced that the CHMP of the EMA issued a positive opinion recommending approval of BRUKINSA® for the treatment of adult patients with MZL who have received at least one prior anti-CD20-based therapy.
On September 10, 2022, we announced updates from our solid tumor development program for cornerstone PD-1 antibody tislelizumab at the European Society for Medical Oncology (ESMO) Congress 2022 in Paris. Results from the Phase 3 RATIONALE 301 trial of tislelizumab versus sorafenib as first-line treatment in patients with unresectable hepatocellular carcinoma were accepted as a late-breaking abstract (LBA36) and presented at an oral session.
On August 23, 2022, we announced that the Center for Drug Evaluation (CDE) of the China National Medical Products Administration (NMPA) accepted a supplemental biologics license application (sBLA) for tislelizumab in combination with chemotherapy as first-line treatment in patients with unresectable locally advanced, recurrent or metastatic esophageal squamous cell carcinoma (ESCC).
On August 15, 2022, we announced a strategic agreement with Ontada®, a McKesson business with leading provider technology and actionable real-world research, education, and evidence in oncology, to improve U.S. community oncology care through the development of real-world evidence (RWE) data, tools, and insights to help increase access to affordable, cutting-edge therapies. The partnership will be led by Ontada and focus on accelerating the development and implementation of RWE to improve community education on the financial impact and value of oncolytics as well as improve patient access to oncology medicines.
On August 9, 2022, we announced that global Phase 3 RATIONALE 301 trial with tislelizumab met its primary endpoint of non-inferior Overall Survival (OS) versus sorafenib as a first-line treatment in adult patients with unresectable hepatocellular carcinoma (HCC). The safety profile for tislelizumab was consistent with previous studies and no new safety signals were reported.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021 [1]	$	%	2022 [1]	2021 [1]	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$349,506	$192,461	$157,045	81.6%	$915,590	$437,202	$478,388	109.4%
Collaboration revenue	38,122	13,979	24,143	172.7%	120,236	525,102	(404,866)	(77.1)%
Total revenues	387,628	206,440	181,188	87.8%	1,035,826	962,304	73,522	7.6%
Expenses
Cost of sales - product	76,543	47,413	29,130	61.4%	212,953	116,361	96,592	83.0%
Research and development	426,363	351,937	74,426	21.1%	1,194,485	1,028,754	165,731	16.1%
Selling, general and administrative	322,892	269,227	53,665	19.9%	948,868	683,622	265,246	38.8%
Amortization of intangible assets	187	188	(1)	(0.5)%	563	563	—	—%
Total expenses	825,985	668,765	157,220	23.5%	2,356,869	1,829,300	527,569	28.8%
Loss from operations	(438,357)	(462,325)	23,968	(5.2)%	(1,321,043)	(866,996)	(454,047)	52.4%
Interest income (expense), net	12,759	(2,230)	14,989	(672.2)%	34,261	(11,275)	45,536	(403.9)%
Other (expense) income, net	(125,640)	31,477	(157,117)	(499.1)%	(243,290)	26,487	(269,777)	(1,018.5)%
Loss before income taxes	(551,238)	(433,078)	(118,160)	27.3%	(1,530,072)	(851,784)	(678,288)	79.6%
Income tax expense	6,318	5,036	1,282	25.5%	28,408	15,354	13,054	85.0%
Net loss	$(557,556)	$(438,114)	$(119,442)	27.3%	$(1,558,480)	$(867,138)	$(691,342)	79.7%
1 We revised certain prior period financial statements for an error related to the valuation of net deferred tax assets, the impact of which was immaterial to our previously filed financial statements in the first and second quarters of 2022 and the quarterly and annual periods of fiscal 2021 (see "Notes to the Condensed Consolidated Financial Statements, Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies" and "Note 2. Revision of Prior Period Financial Statements" included in this Quarterly Report on Form 10-Q).
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue
Total revenue increased to $387.6 million for the three months ended September 30, 2022, from $206.4 million for the three months ended September 30, 2021, primarily due to an increase in sales of BRUKINSA® and tislelizumab, as well as increased sales of our in-licensed products from Amgen, sales of POBEVCY® from Bio-Thera, and additional collaboration revenue from our agreements with Novartis.
The following table summarizes the components of revenue for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended
	September 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$349,506	$192,461	$157,045	81.6%
Collaboration revenue:
Research and development service revenue	9,834	13,979	(4,145)	(29.7)%
Right to access intellectual property revenue	26,249	—	26,249	NM
Other	2,039	—	2,039	NM
Total collaboration revenue	38,122	13,979	24,143	172.7%
Total Revenue	$387,628	$206,440	$181,188	87.8%

Net product revenues consisted of the following:

	Three Months Ended
	September 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
BRUKINSA®	$155,495	$65,832	$89,663	136.2%
Tislelizumab	128,206	76,980	51,226	66.5%
REVLIMID®	19,046	20,209	(1,163)	(5.8)%
XGEVA®	18,148	15,699	2,449	15.6%
POBEVCY®	9,873	—	9,873	NM
BLINCYTO®	6,214	5,040	1,174	23.3%
KYPROLIS®	2,820	—	2,820	NM
VIDAZA®	3,314	5,810	(2,496)	(43.0)%
Pamiparib	1,266	1,516	(250)	(16.5)%
Other	5,124	1,375	3,749	272.7%
Total product revenue	$349,506	$192,461	$157,045	81.6%
Net product revenue increased 81.6% to $349.5 million for the three months ended September 30, 2022, compared to $192.5 million in the prior year period, primarily due to continued increases in sales of BRUKINSA® in the United States and China and tislelizumab in China. In addition, product revenues in the third quarter of 2022 were positively impacted by sales of Bio-Thera's POBEVCY®, which we began selling in January 2022, as well as Amgen's BLINCYTO® and KYPROLIS® in China, which we began distributing in August 2021 and January 2022, respectively. During the quarter ended September 30, 2022, we continued to see increased patient demand in China for tislelizumab and BRUKINSA® due to the inclusion on the National Reimbursement Drug List (NRDL), and this demand more than offset the effect of the related price reductions.
Global sales of BRUKINSA® totaled $155.5 million in the third quarter, representing a 136.2% increase compared to the prior year period; U.S. sales of BRUKINSA® totaled $108.1 million in the third quarter, compared to $33.7 million in the prior year period, representing growth of 220.9%. U.S. sales continued to accelerate in the quarter, driven by continued uptake in all approved indications. BRUKINSA® sales in China totaled $39.5 million in the third quarter, representing growth of 22.9% compared to the prior year period, driven by a significant increase in all approved indications, including chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL).
Sales of tislelizumab in China totaled $128.2 million in the third quarter, compared to $77.0 million in the prior year period, representing a 66.5% increase. In the third quarter, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab. We believe that our strategy during 2021 of expanding our salesforce and hospital listings and continuing to seek expanded labels in broad indications will allow us to increase our market share during the remainder of 2022.
Collaboration revenue totaled $38.1 million for the three months ended September 30, 2022, of which $9.8 million was recognized from deferred revenue for R&D services performed during the three months ended September 30, 2022 under both the tislelizumab and ociperlimab collaborations, and $26.2 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period. Collaboration revenue totaled $14.0 million for the three months ended September 30, 2021, which was recognized from deferred revenue for R&D services performed during the three months ended September 30, 2021 (see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
Cost of Sales
Cost of sales increased to $76.5 million for the three months ended September 30, 2022 from $47.4 million for the three months ended September 30, 2021, primarily due to increased product sales of BRUKINSA® and tislelizumab, as well as initial sales of BLINCYTO®, which we began selling in August 2021, and initial sales of KYPROLIS® and POBEVCY®, which we began selling in January 2022.
Gross Margin
Gross margin on global product sales increased to $273.0 million for the three months ended September 30, 2022, compared to $145.0 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 78.1% for the three months ended September 30, 2022, from 75.4%

in the comparable period of the prior year. The increase is primarily due to a proportionally higher sales mix of global BRUKINSA® compared to lower margin sales of in-licensed products, and lower costs per unit for both BRUKINSA® and tislelizumab, which offset the impact of the lower prices resulting from the listing of tislelizumab and BRUKINSA® on the updated NRDL in January 2022. Pre-launch inventory carried at zero or low cost consumed during the three months ended September 30, 2022 and September 30, 2021 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $74.4 million, or 21.1%, to $426.4 million for the three months ended September 30, 2022 from $351.9 million for the three months ended September 30, 2021. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended
	September 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$128,635	$117,131	$11,504	9.8%
Upfront license fees	20,000	—	20,000	NM
Amgen co-development expense[1]	25,463	29,710	(4,247)	(14.3)%
Total external research and development expenses	174,098	146,841	27,257	18.6%
Internal research and development expenses	252,265	205,096	47,169	23.0%
Total research and development expenses	$426,363	$351,937	$74,426	21.1%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended September 30, 2022 totaled $50.3 million, of which $25.5 million was recorded as R&D expense. The remaining $24.8 million was recorded as a reduction of the R&D cost share liability.
The increase in external research and development expenses in the third quarter was primarily attributable to an increase of $20.0 million related to upfront license fees under collaboration agreements and increases in external clinical and preclinical trial costs for certain assets in our portfolio.
Internal research and development expense increased $47.2 million, or 23.0%, to $252.3 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$24.1 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$12.3 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$7.9 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$4.7 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed; and
•$1.8 million decrease of consulting fees, which was mainly attributable to decreased meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $53.7 million, or 19.9%, to $322.9 million for the three months ended September 30, 2022, from $269.2 million for the three months ended September 30, 2021. The increase was primarily attributable to the following:
•$33.8 million increase of employee salary and benefits, which was primarily attributable to the hiring of personnel to support our growing business, including the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets;
•$10.3 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe;
•$6.4 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed; and
•$3.2 million increase of external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities.
Interest Income (Expense), Net
Interest income (expense), net increased by $15.0 million, or 672.2%, to $12.8 million of net interest income for the three months ended September 30, 2022, from $2.2 million of net interest expense for three months ended September 30, 2021. The increase in interest income, net, was primarily attributable to increased interest income resulting from the increase in cash balances resulting from the STAR Offering proceeds in the fourth quarter of 2021, as well as increased interest rates earned on our cash, cash equivalents and short-term investments.
Other Expense, Net
Other expense, net was $125.6 million for the three months ended September 30, 2022, compared to other income, net of $31.5 million for the three months ended September 30, 2021. The increase in net expense was primarily related to foreign exchanges losses resulting from the strengthening of the U.S. dollar and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries. Also contributing to the increase in net expense was an increase in the unrealized loss on our equity investments, as well as reduced government subsidy income.
Income Tax Expense
Income tax expense was $6.3 million for the three months ended September 30, 2022 as compared to $5.0 million for the three months ended September 30, 2021. The income tax expense for the three months ended September 30, 2022 was primarily attributable to current China tax expense for certain subsidiaries determined after certain non-deductible expenses and current U.S. tax expense determined after other special tax deductions and research and development tax credits. The income tax expense for the three months ended September 30, 2021 was primarily attributable to current China tax expense in certain subsidiaries determined after certain non-deductible expenses.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue
Total revenue increased to $1.0 billion, or 7.6%, for the nine months ended September 30, 2022, from $962.3 million for the nine months ended September 30, 2021, primarily due to a decrease in collaboration revenue, as the prior year period included the recognition of the majority of the $650 million upfront payment from Novartis as license revenue.

The following table summarizes the components of revenue for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended
	September 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$915,590	$437,202	$478,388	109.4%
Collaboration revenue:
License revenue	—	484,646	(484,646)	(100.0)%
Research and development service revenue	34,074	40,456	(6,382)	(15.8)%
Right to access intellectual property revenue	78,746	—	78,746	NM
Other	7,416	—	7,416	NM
Total collaboration revenue	120,236	525,102	(404,866)	(77.1)%
Total Revenue	$1,035,826	$962,304	$73,522	7.6%

Net product revenues consisted of the following:

	Nine Months Ended
	September 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
BRUKINSA®	$388,567	$130,345	$258,222	198.1%
Tislelizumab	320,728	200,738	119,990	59.8%
REVLIMID®	60,622	46,984	13,638	29.0%
XGEVA®	47,156	33,491	13,665	40.8%
BLINCYTO®	27,610	5,040	22,570	447.8%
POBEVCY®	29,671	—	29,671	NM
VIDAZA®	12,260	12,771	(511)	(4.0)%
KYPROLIS®	11,225	—	11,225	NM
Pamiparib	5,843	3,737	2,106	56.4%
Other	11,908	4,096	7,812	190.7%
Total product revenue	$915,590	$437,202	$478,388	109.4%
Net product revenue increased 109.4% to $915.6 million for the nine months ended September 30, 2022, compared to $437.2 million in the prior year period, primarily due to increased sales of BRUKINSA® in the United States and China and increased sales of tislelizumab in China. In addition, product revenues in the nine months ended September 30, 2022 were positively impacted by sales of Amgen's BLINCYTO® and KYPROLIS® in China, which we began distributing in August 2021 and January 2022, respectively, as well as Bio-Thera's POBEVCY®, which we began selling in January 2022. During the nine months ended September 30, 2022, we continued to see increased patient demand in China for tislelizumab and BRUKINSA® due to the inclusion on the National Reimbursement Drug List (NRDL), and this demand more than offset the effect of the related price reductions.
Global sales of BRUKINSA® totaled $388.6 million in the nine months ended September 30, 2022, representing a 198.1% increase compared to the prior year period; U.S. sales of BRUKINSA® totaled $264.4 million in the nine months ended September 30, 2022, compared to $59.7 million in the prior year period, representing growth of 342.8%. U.S. sales continued to accelerate in the period, driven by continued uptake in all approved indications. BRUKINSA® sales in China totaled $109.8 million in the nine months ended September 30, 2022, representing growth of 55.7% compared to the prior year period, driven by a significant increase in all approved indications, including chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL).
Sales of tislelizumab in China totaled $320.7 million in the nine months ended September 30, 2022, compared to $200.7 million representing a 59.8% increase compared to the prior year period. In the nine months ended September 30, 2022, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab.
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
Collaboration revenue totaled $120.2 million for the nine months ended September 30, 2022, of which $34.1 million was recognized from deferred revenue for R&D services performed during the nine months ended September 30, 2022 under both the tislelizumab and ociperlimab collaborations, $78.7 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period, and $7.4 million was recognized related to the sale of tislelizumab clinical supply to Novartis. Collaboration revenue totaled $525.1 million for the nine months ended September 30, 2021, of which $484.6 million was recognized upon delivery of the tislelizumab license right and transfer of know-how to Novartis, and $40.5 million was recognized from deferred revenue for R&D services performed during the nine months ended September 30, 2021 (see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
Cost of Sales
Cost of sales increased to $213.0 million for the nine months ended September 30, 2022 from $116.4 million for the nine months ended September 30, 2021, primarily due to increased product sales of tislelizumab, BRUKINSA® and XGEVA®, as well as initial sales of BLINCYTO®, which we began selling in August 2021, and initial sales of KYPROLIS® and POBEVCY®, which we began selling in January 2022.
Gross Margin
Gross margin on product sales increased to $702.6 million for the nine months ended September 30, 2022, compared to $320.8 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 76.7% for the nine months ended September 30, 2022, from 73.4% in the comparable period of the prior year. The increase is primarily due to a proportionally higher sales mix of global BRUKINSA® compared to lower margin sales of in-licensed products, and lower per unit costs for BRUKINSA® and tislelizumab, which offset the impact of lower prices resulting from the listing of tislelizumab and BRUKINSA® on the updated NRDL in January 2022. Pre-launch inventory carried at zero or low cost consumed during the nine months ended September 30, 2022 and 2021 was immaterial and did not have a significant impact on our gross margin.
Research and Development Expense
Research and development expense increased by $165.7 million, or 16.1%, to $1,194.5 million for the nine months ended September 30, 2022 from $1,028.8 million for the nine months ended September 30, 2021. The following table summarizes external clinical, external non-clinical and internal research and development expense for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended
	September 30,		Changes
	2022	2021	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$360,644	$336,564	$24,080	7.2%
Upfront license fees	20,000	53,500	(33,500)	(62.6)%
Amgen co-development expense[1]	72,252	85,040	(12,788)	(15.0)%
Total external research and development expenses	452,896	475,104	(22,208)	(4.7)%
Internal research and development expenses	741,589	553,650	187,939	33.9%
Total research and development expenses	$1,194,485	$1,028,754	$165,731	16.1%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the nine months ended September 30, 2022 totaled $142.6 million, of which $72.2 million was recorded as R&D expense. The remaining $70.4 million was recorded as a reduction of the R&D cost share liability.

The decrease in external research and development expenses in the nine months ended September 30, 2022 was primarily attributable to decrease of $33.5 million related to upfront license fees under collaboration agreements and a decrease in the expense recognized on co-development fees to Amgen, partially offset by increases external clinical and preclinical trial costs for certain assets in our portfolio.
Internal research and development expense increased $187.9 million, or 33.9%, to $741.6 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$89.2 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$51.1 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$38.0 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$20.6 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed; and
•$11.0 million decrease of consulting fees, which was mainly attributable to decreased meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $265.2 million, or 38.8%, to $948.9 million, for the nine months ended September 30, 2022, from $683.6 million for the nine months ended September 30, 2021. The increase was primarily attributable to the following:
•$151.2 million increase of employee salary and benefits, which was primarily attributable to the hiring of personnel to support our growing business, including the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets;
•$47.4 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe;
•$39.8 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities; and
•$26.8 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed.
Interest Income (Expense), Net
Interest income (expense), net increased by $45.5 million, or 403.9%, to $34.3 million of net interest income for the nine months ended September 30, 2022, from $11.3 million of net interest expense for nine months ended September 30, 2021. The increase in interest income (expense), net, was primarily attributable to increased interest income resulting from the increase in cash balances resulting from the STAR Offering proceeds in the fourth quarter of 2021, as well as higher interest rates earned on our cash, cash equivalents and short-term investments.
Other Expense, Net
Other expense, net was $243.3 million for the nine months ended September 30, 2022, compared to $26.5 million of other income, net for the nine months ended September 30, 2021. The increase in net expense was primarily related to foreign exchanges losses resulting from the strengthening of the U.S. dollar and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries. Also contributing to the increase in expense was an increase in the unrealized loss on our equity investments. These losses were partially offset by increased income from government subsidies.

Income Tax Expense
Income tax expense was $28.4 million for the nine months ended September 30, 2022 as compared to $15.4 million for the nine months ended September 30, 2021. The income tax expense for nine months ended September 30, 2022 relating to income reported by certain subsidiaries was primarily attributable to current China tax expense for certain subsidiaries determined after certain non-deductible expenses and current U.S. tax expense determined after other special tax deductions and research and development tax credits. The income tax expense for the nine months ended September 30, 2021 was primarily attributable to the current China tax expense in certain subsidiaries as determined after certain non-deductible expenses.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of September 30, 2022 and December 31, 2021:

	As of
	September 30,	December 31,
	2022	2021

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$4,200,512	$4,382,887
Short-term investments	$871,998	$2,241,962
Total debt	$649,333	$629,678
With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We recognized net losses of $557.6 million and $1.6 billion for the three and nine months ended September 30, 2022, respectively, and net losses of $438.1 million and $867.1 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $6.6 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
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

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$4,382,887	$1,390,005
Net cash used in operating activities	(1,178,428)	(790,884)
Net cash provided by investing activities	1,038,587	531,549
Net cash provided by financing activities	91,395	252,257
Net effect of foreign exchange rate changes	(133,929)	6,769
Net decrease in cash, cash equivalents, and restricted cash	(182,375)	(309)
Cash, cash equivalents and restricted cash at end of period	$4,200,512	$1,389,696
Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $1.2 billion of cash in the nine months ended September 30, 2022, principally from our net loss of $1.6 billion, partially offset by a decrease in our net operating assets and liabilities of $132.6 million and by non-cash charges of $247.5 million. Net loss for the three months ended September 30, 2022 includes $125.6 million of other losses due primarily to the strengthening of the U.S. dollar and the related revaluation of foreign currencies held by U.S. functional currency subsidiaries.
The decrease in working capital was driven largely by decreases in accounts receivable (due to the receipt of the upfront from Novartis related to the ociperlimab collaboration), decreases in prepaid assets and other non-current assets, and an increase in taxes payable, partially offset by increases in inventories and decreases in accrued expenses, deferred revenue and other long-term liabilities. The non-cash charges were primarily driven by share-based compensation expense, depreciation and amortization expense, and unrealized loss on our Leap investment, offset by amortization of the research and development cost share liability and deferred income tax benefits.
Operating activities used $790.9 million of cash in the nine months ended September 30, 2021, which resulted principally from our net loss of $867.1 million and an increase in our net operating assets and liabilities of $108.5 million, partially offset by non-cash charges of $184.7 million. The non-cash charges were primarily driven by share-based compensation expense, charges for acquired in-process research and development costs, and depreciation and amortization expense, offset by amortization of the research and development cost share liability and deferred income tax benefits. The increase in working capital was driven largely by increases in accounts receivable, inventory and prepaid expenses, and a decrease in accounts payable and accrued expenses, partially offset by an increase in deferred revenue resulting from the upfront payment from Novartis.
Investing Activities
Cash flows from investing activities consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and upfront payments related to our collaboration agreements.
Investing activities provided $1.0 billion of cash in the nine months ended September 30, 2022, consisting of sales and maturities of investment securities of $1.4 billion, offset by $14.7 million in purchases of investment securities, capital expenditures of $204.1 million, and $95.0 million of acquired in-process research and development.
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

Financing activities provided $91.4 million of cash in the nine months ended September 30, 2022, consisting primarily of $163.8 million from proceeds of short-term bank loans, $37.4 million from proceeds of a long-term bank loan and $35.7 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, partially offset by $145.4 million of repayment of short-term bank loans.
Financing activities provided $252.3 million of cash in the nine months ended September 30, 2021, consisting primarily of $143.5 million from proceeds of short-term bank loans, $82.2 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, $50.0 million from the sale of our shares to Amgen, and $16.8 million from proceeds of long-term bank loans. These inflows were partially offset by $40.2 million repayment of short-term bank loans.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. We hold a significant amount of RMB-denominated deposits at our China subsidiaries. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances as they are translated into U.S. dollars. The impact of foreign currency deposits being translated into the U.S. dollar negatively impacted ending cash by $133.9 million in the nine months ended September 30, 2022, compared to a positive impact of $6.8 million in the prior year period.
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

Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of September 30, 2022:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$65,030	$7,157	$57,873
Purchase commitments	142,196	83,854	58,342
Debt obligations	649,333	441,275	208,058
Interest on debt	46,674	15,032	31,642
Co-development funding commitment	648,419	234,506	413,913
Funding commitment	16,000	7,000	9,000
Research and development commitment	23,775	5,785	17,990
Pension plan	7,330	1,505	5,825
Capital commitments	467,554	467,554	—
Total	$2,066,311	$1,263,668	$802,643
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
Purchase Commitments
As of September 30, 2022, purchase commitments amounted to $142.2 million, of which $58.3 million related to minimum purchase requirements for supply purchased from contract manufacturers and $83.9 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $441.3 million. Total long-term debt obligations are $208.1 million. See Note 11 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
    Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of September 30, 2022, our remaining co-development funding commitment was $648.4 million.
Funding Commitment
Funding commitment represents our committed capital related to two of our equity method investments in the amount of $19.0 million. As of September 30, 2022, our remaining capital commitment was $16.0 million and is expected to be paid from time to time over the investment period.

Research and Development Commitment
We entered into a long-term research and development agreement in June 2021, which includes obligations to make fixed quarterly payments over the next four years. As of September 30, 2022, the total research and development commitment amounted to $23.8 million.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $1.5 million per year based on annual funding contributions in effect as of September 30, 2022 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $467.6 million for the acquisition of property, plant and equipment as of September 30, 2022, which were mainly for our manufacturing and clinical R&D campus in Hopewell, NJ, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and new building for Beijing Innerway Bio-tech Co., Ltd.
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
There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2022, as compared to those described in the section titled “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
For new accounting policies adopted during the three and nine months ended September 30, 2022 , see “Part I – Item 1 – Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $4.2 billion and $4.4 billion, restricted cash of $3.4 million and $7.2 million, and short-term investments of $0.9 billion and $2.2 billion as of September 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalent are deposited with various major reputable financial institutions located within or outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. On September 30, 2022, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point increase or decrease in market interest rates would result in a decrease of $4.0 million or an increase of $4.0 million, respectively, as of September 30, 2022.
We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
We had accounts receivable, net of $189.2 million and $483.1 million as of September 30, 2022 and December 31, 2021, respectively. Accounts receivable, net represent amounts arising from product sales and amounts due from our collaboration partners. We monitor economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 11.6% in the nine months ended September 30, 2022 and appreciated approximately 2.3% in the year ended December 31, 2021, respectively. For the three and nine months ended September 30, 2022, other non-operating loss in our consolidated statement of operations was $125.6 million and $243.3 million, respectively, which was primarily the result of the strengthening of the U.S. dollar and the related revaluation impact of foreign currencies held in U.S. functional currency subsidiaries. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 30, 2022, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
In the quarter ended March 31, 2022, we completed our implementation of additional business processes and control changes around key cycles including the order-to-cash process, inventory management, treasury and research and development accruals. With the exception of these new control activities and processes, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We received the first new drug approval for one of our internally developed medicines in November 2019, for our BTK inhibitor BRUKINSA® (zanubrutinib), in the United States for the treatment of certain patients with mantle cell lymphoma (MCL). We have also received approvals for BRUKINSA® in China for the treatment of certain patients with MCL, chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) in June 2020, and in the European Union for the treatment of certain patients with Waldenström’s Macroglobulinemia (WM) in November 2021. We have subsequently received approvals in these markets for additional indications. Additionally, we have received approvals for BRUKINSA® in Canada, Australia, the UK, Switzerland and other markets for certain indications.
For tislelizumab, we first received approval in China in December 2019 for the treatment of certain patients with classical Hodgkin's Lymphoma (cHL) and have received approvals in China for several more indications since then. For pamiparib, we received approval in China for the treatment of certain patients with ovarian, fallopian tube, or primary peritoneal cancer in May 2021.
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
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the United States Food and Drug Administration ("FDA"), that the drug candidate is safe and effective, or the biologic drug candidate is safe, pure, and potent, for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In addition to preclinical and clinical data, the new drug application ("NDA") or biologics license application ("BLA") must include comprehensive information regarding the chemistry, manufacturing and controls ("CMC") for the drug candidate. Obtaining approval of an NDA or BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA or BLA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that a submission will be accepted for filing and review by the FDA.
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
Although we are manufacturing commercial supply of tislelizumab, zanubrutinib and pamiparib at our own manufacturing facilities in China, and we are constructing a commercial-stage biologics manufacturing and clinical R&D center in New Jersey and a new small molecule manufacturing campus in Suzhou, China, we continue to rely on third-party manufacturers to produce some of the commercial quantities of the internally developed and in-licensed medicines we are marketing. In addition, if any of our other drug candidates or in-licensed medicines or drug candidates become approved for commercial sale, we will need to expand our internal capacity or establish additional third-party manufacturing capacity. Manufacturing partners may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved medicine in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved medicine, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer or modifying manufacturing processes and procedures for such an approved medicine could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers’ products or of products manufactured by the old and new processes and procedures, which could delay or prevent our ability to commercialize such an approved medicine. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved medicine may be delayed or there may be a shortage in supply. Any inability to manufacture our medicines, drug candidates, in-licensed medicines and drug candidates or future approved medicines in sufficient quantities when needed could seriously harm our business and our financial results.
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
In markets with approved therapies, we have and expect to initially seek approval of our drug candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those medicines that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that our medicines and drug candidates, even if approved, would be approved for second-line or first-line therapy.
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
Our development activities, regulatory filings and manufacturing operations also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or governments and regulatory authorities in other jurisdictions. As of May 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA or other health authorities are delayed or unable to complete required regulatory inspections of our development activities, regulatory filings or manufacturing operations, or we do not satisfactorily complete such inspections, our business could be materially harmed.
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
Furthermore, there continues to be scrutiny from federal and state governments over the way drug manufacturers set prices for their marketed products. For example, there are ongoing Congressional investigations, legislation, and regulations to, among other things, bring more transparency to drug pricing, set patient spending caps for Medicare beneficiaries, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer’s patient programs, reform federal and state government program reimbursement methodologies for drug products, allow importation of lower-priced drugs from Canada, and set prices based on international reference pricing in other countries. While some of these measures can be done through agency rulemaking, most will require statutory changes by Congress. While addressing drug pricing and patient affordability remains a top priority for Congress, it remains to be seen if any agreement can be reached on a legislative solution. It is therefore unclear if any regulations or legislation will be enacted to implement changes to drug pricing or federal and state government reimbursement programs or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be.
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
We intend to seek approval to market our drug candidates in the United States, China, Europe and in other jurisdictions. In some non-U.S. countries or regions, for example those in Europe, the pricing of drugs and biologics is subject to governmental control, which can take considerable time even after obtaining regulatory approval. Market acceptance and sales of our medicines will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for drugs and may be affected by existing and future health care reform measures.

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
In the United States, China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. For example, in August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our medicines and drug candidates.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from an up-front license fee from collaboration agreements. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $6.6 billion and $5.1 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.3 billion, $1.3 billion and $750.3 million of net cash during the years ended December 31, 2021, 2020 and 2019, respectively, and used $1,178.4 million and provided $790.9 million of net cash during the nine months ended September 30, 2022 and 2021, respectively. We recorded negative net cash flows from operating activities in 2021, 2020 and 2019 primarily due to our net losses of $1.5 billion, $1.6 billion and $957.0 million, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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
The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy proposed or adopted by the PRC, Australia and other governments. It is difficult to predict how market forces or PRC, Australia, other governments outside the U.S. and U.S. government policies may impact the exchange rate of the RMB and the U.S. dollar or any other currencies in the future. There remains significant international pressure on China to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the RMB against the U.S. dollar.
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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $4.2 billion, $4.4 billion and $1.4 billion, restricted cash of $3.4 million, $7.2 million and $8.1 million and short-term investments of $0.9 billion, $2.2 billion and $3.3 billion as of September 30, 2022, December 31, 2021 and 2020, respectively, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of September 30, 2022 and December 31, 2021, our short-term investments consisted of U.S. Treasury securities. Although we believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
We currently have manufacturing facilities that are used for clinical-scale and commercial-scale manufacturing and processing, we are constructing a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, and a new small molecule manufacturing campus in Suzhou, China. However, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") and entered into a commercial supply agreement for BRUKINSA® with Catalent Pharma Solutions, LLC ("Catalent"). In addition, we generally rely on our collaboration partners and their third-party manufacturers for supply of in-licensed medicines in China. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China, and the global development and commercialization in China of a portfolio of Amgen's clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. Additionally, Amgen has advised us that its applications to the Human Genetic Resources Administration of China ("HGRAC") to obtain approval to conduct clinical studies in China for the pipeline assets, including its application for LUMAKRAS (sotorasib), a first-in-class KRAS G12C inhibitor, are currently delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. We do not expect this to affect the conduct of the clinical trials in China for our drug candidates, other than assets that are part of the collaboration. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
At the beginning of 2021, we had approximately 5,100 employees, and we ended the year with approximately 8,000 employees, an increase of 57%. As of September 30, 2022, we had over 9,000 employees. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
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
Further to the draft HGR implementing rules, the Cyberspace Administration of China ("CAC") released the final Measures of Cross-Border Data Transfer Security Assessment on July 7, 2022 (effective as of September 1, 2022), under which any transfer of certain “important data” out of China shall trigger a security assessment to be conducted by the government. The term “important data” is a broadly defined term under the Cybersecurity Law and Data Security Law, and further clarifications need to be put in place by the government before international companies could find a practical way to comply. However, under the latest draft Important Data Identification Guidance, HGR data is classified as “important data,” and if the guidance is finalized as is, it can be expected that this new cross-border data transfer rule may create considerable additional regulatory burdens on international companies’ human gene-involved R&D activities in China (i.e., adding a third layer of CAC’s regulatory approval in addition to HGRAC’s and NMPA’s).
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
To further tighten the control of China HGR, the Chinese government adopted amendments to the Criminal Code, effective as of March 1, 2021, which criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to foreign parties or entities established or actually controlled by them without going through security review and assessment. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to 7 years, and/or a criminal fine. On April 15, 2021, the Biosecurity Law became effective. The Biosecurity Law establishes an integrated system to regulate biosecurity-related activities in China, including the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declared that China has sovereignty over its HGR and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China. Although the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by China’s highest legislative authority, it gives China’s major regulatory authority of HGR, i.e., the Ministry of Science and Technology, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will evolve and become even more rigorous. In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.
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
We currently have manufacturing facilities in Beijing, Guangzhou, and Suzhou, China. We are also constructing a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, United States, and a new small molecule manufacturing campus in Suzhou, China. These facilities may encounter unanticipated delays and expenses due to a number of factors, including regulatory requirements. If construction or expansion, regulatory evaluation and/or approval of our facilities are delayed, we may not be able to manufacture sufficient quantities of our medicines and drug candidates, which would limit our development and commercialization activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources. For example, we may not be able to complete the construction and validation of and obtain regulatory approval for the new manufacturing and clinical R&D center in New Jersey, the new manufacturing campus in Suzhou and manufacturing facility expansion in Guangzhou in a timely or economic manner.
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
In addition, if we undertake acquisitions or strategic collaborations, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For example, in connection with the Amgen transaction, we issued to Amgen a total of 206,635,013 ordinary shares in the form of ADSs, representing 20.5% of the then issued share capital of the Company after giving effect to the share issuance, which resulted in Amgen becoming our largest shareholder and the ownership of our existing shareholders being diluted.
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
However, CFIUS, SAMR, MOFCOM, CSRC or other government agencies may publish explanations in the future determining that certain complementary business is in an industry subject to the security review, in which case our future acquisitions in the United States and the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.
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
We and third parties, such as our CROs or CMOs, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and waste. In addition, our construction projects can only be put into operation after certain regulatory procedures with the relevant administrative authorities in charge of environmental protection, health and safety have been completed. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and such liability could exceed our insurance coverage. We also could incur significant costs associated with civil or criminal fines and penalties.
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
In the United States, Europe, China, and many other jurisdictions where we operate, we are subject to laws and regulations that address privacy, personal information protection and data security at both the federal and State levels. Numerous laws and regulations, including, without limitation, privacy laws (such as the European Union's General Data Protection Regulation ("GDPR") or similar laws), security breach notification laws (such as Australia's amendment to the Privacy Act), health information privacy laws (such as the United States' Health Insurance Portability and Accountability Act ("HIPAA") and the

Human Genetic Resources Administration of China's rules), and consumer protection laws (such as the United States' Federal Trade Commission's unfair or deceptive practices rules or California's Consumer Privacy Act and California's Privacy Rights Act), govern the collection, use, disclosure and protection of health-related and other personal information. A subset of these laws also have strict requirements governing the cross-border transmission of personal information (see —Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.”)
The legal and regulatory landscape around data privacy is rapidly changing with countries and States passing new laws and regulations every year. Tracking and complying with these laws and regulations requires significant time and expenses and could materially affect our business. By way of example and without limitation, these laws may require updating of contracts, informed consent forms, clinical trial protocols and privacy notices; changes to company procedures; limiting what personal information we collect, who has access to it and how/where we use it; performing internal assessments; changes to the security and hosting solution of our systems; specific reporting and remediation efforts in the event of a data breach; and even opening our business up for external assessments by government bodies.
Given the variability and evolving state of these laws, we face uncertainty as to the exact interpretation of the new requirements, and we may face challenges in implementing all measures required by regulators or courts in their interpretation. Additionally, we may experience a reportable data breach (see "Our information technology systems, or those used by our contractors or collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization efforts"). Any failure or perceived failure by us to comply with applicable laws and regulations could subject us to significant administrative, civil or criminal fines or other penalties and negatively impact our reputation. For severe violations, in some countries these laws even allow courts and government agencies to delay or halt transfer of personal information, require deletion of personal information, or even order we stop collection of personal information in that country. All of these could materially harm our business, prospects, and financial condition or even disrupt our operations.
These laws apply not just to us, but also to those vendors working on our behalf, as well as our business partners. Any actual or perceived failure of them to comply with these laws and regulations could impact the services they provide to us, our collaborations with them and our reputation; additionally, there is a risk of liability flowing to us under certain contractual and/or legal conditions.
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
China’s Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the relevant PRC authority. The classification of data is based on its importance in economic and social development, as well as the degree of harm expected to be caused to national security, public interests, or the legitimate rights and interests of individuals or organizations if such data is tampered with, destroyed, leaked, or illegally acquired or used. The security assessment mechanism was also included in the PIPL, which was effective as of November 1, 2021, for the Chinese government to supervise certain cross-border transfers of personal information.
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
Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China. PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. The Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines, suspension of relevant business, and revocation of business permits or licenses. Moreover, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which became effective as of September 1, 2022. According to these measures, personal data processors are subject to security assessment conducted by the Cyberspace Administration of China prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor who has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of last year; or (iv) other circumstances as requested by the CAC. According to the official interpretation of the CAC, the Measures for the Security Assessment of Cross-border Data Transmission cover (1) overseas transmission and storage by data processors of data generated during PRC domestic operations, and (2) access to or use of the data collected and generated by data processors and stored in the PRC by overseas institutions, organizations or individuals. Furthermore, any cross-border data transfer activities conducted in violation of the Measures for the Security Assessment of Cross-border Data Transmission before the effectiveness of these measures are required to be rectified by March 2023. Though these measures have already taken effect, substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.
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
It is unclear how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and the imposition of any such penalties on our business could cause a material adverse effect on our business, financial condition, results of operations, prospects and the trading price of our ordinary shares, ADSs and RMB Shares, and could lead to our delisting from the Nasdaq. As of the date of this report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures and the Draft Cyber Data Security Regulations. However, there remains uncertainty as to how the Revised Cybersecurity Review Measures, and the Draft Cyber Data Security Regulations if enacted as currently proposed, will be interpreted or implemented and whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised Cybersecurity Review Measures and the Draft Cyber Data Security Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised Cybersecurity Review Measures, the Draft Cyber Data Security Regulations or other laws and regulations related to privacy, data protection and information security.
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
The PRC government may intervene or influence the operations of our PRC subsidiaries at any time with little to no advanced notice, which could result in a material change in our operations and/or the value of our ADSs, ordinary shares, or RMB Shares. For example, the PRC government published new policies that significantly affected certain industries such as the education and internet industries in 2021, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. For example, the Revised Cybersecurity Review Measures require that, among others, operators of “critical information infrastructure” purchasing network products and services or network platform operators carrying out data processing activities, that affect or may affect national security, shall apply with the Cybersecurity Review Office for a cybersecurity review. In addition, a network platform operator holding over one million users’ personal information shall apply with the Cybersecurity Review Office for a cybersecurity review before any public offering and listings outside of mainland China and Hong Kong.
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
The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries and may intervene or influence our operations in mainland China at any time as the PRC government deems appropriate to further regulatory, political and societal goals, which may potentially result in a material adverse effect on our operations. The PRC government has published new policies that significantly affect certain industries such as the education and internet industries in 2021, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations.
The Draft Overseas Listing Regulations provide for a general filing regulatory framework, and the Filing Measures set out more detailed terms and procedures of the filing requirements. Pursuant to the Draft Overseas Listing Regulations, domestic companies that apply for direct offerings and listings in an overseas market or an indirect offerings and listings in the name of an offshore entity are required to, among others, file and report to the CSRC, if: (i) the total assets, net assets, revenues or profits of the PRC operating entity of the issuer in the most recent accounting year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period and (2) the senior managers in charge of business operation and management of the issuer are mostly PRC citizens or have habitual residence in the PRC, and its main places of business are located in the PRC or main business activities are conducted in the PRC. Based on our global assets, operations and management outside of the PRC, we do not believe that we satisfy the test in the Draft Overseas Listing Regulations that would require us to file and report to the CSRC, but this could change in the future.
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
On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Intensifying Crack Down on Illegal Securities Activities, which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The PRC government has indicated that it may exert more control or influence over offerings of securities conducted overseas. If the PRC authorities attempt to exercise such control or influence through regulation over our PRC subsidiaries, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, which could adversely affect our business, results of operations and financial condition. Moreover, any such action could significantly limit our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline.
Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S., Hong Kong, or other stock exchanges.
*The audit reports included in our Annual Report on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the "PCAOB"), and as such, investors have previously been deprived of the benefits of such inspections.
Ernst & Young Hua Ming LLP, our auditor from fiscal year 2014 to fiscal year 2021, is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. Since Ernst & Young Hua Ming LLP is located in China, a jurisdiction where the PCAOB had been unable to conduct inspections without the approval of the Chinese authorities, Ernst & Young Hua Ming LLP has not been and is not currently inspected by the PCAOB. Additionally, because we have substantial operations within the PRC, a jurisdiction where the PCAOB was unable to conduct inspections without the approval of the Chinese government authorities, Ernst & Young Hua Ming LLP and the audit work that it has carried out for us in the PRC has not historically been able to be inspected independently and fully by the PCAOB.
Inspections of other auditors conducted by the PCAOB outside the PRC have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in the PRC prevents the PCAOB from regularly evaluating auditors’ audits and their quality control procedures. As a result, to the extent that any components of our auditor’s work papers had been located in China, such work papers had not been subject to inspection by the PCAOB. As a result, we and investors of our ADSs, ordinary shares and RMB Shares had been deprived of the benefits of such PCAOB inspections, which could cause investors and potential investors of our securities to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.
On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China, for opening access for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. However, uncertainties remain over the details of the implementation of the Statement of Protocol, and we will closely monitor its subsequent developments.
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
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, the HFCAA, was signed into law on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Accordingly, under the current law, this could happen in 2024 if the SEC makes this determination for three consecutive years. On March 30, 2022, as expected following its adoption of implementing rules pursuant to the HFCAA, the SEC added us to its conclusive list of issuers identified under HFCAA, after being provisionally named as a Commission-Identified Issuer on March 8, 2022, following the filing of our annual report on Form 10-K with the SEC on February 28, 2022, which annual report was audited by Ernst & Young Hua Ming LLP.
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
We understand there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China. On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China, for opening access for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. However, uncertainties remain over the details of the implementation of the Statement of Protocol. There can be no assurance that we will be able to comply with requirements imposed by U.S. regulators or Nasdaq. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares, which are listed for trading on the HKEX. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong, or may have to incur increased costs or suffer losses in order to do so. The market price of our ADSs could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.
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
On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”), which similarly would amend the HFCAA to shorten the three-year period to two years. The America COMPETES Act, however, includes a broader range of legislation than the AHFCA Act in response to the U.S. Innovation and Competition Act (the "USICA") passed by the U.S. Senate in 2021. In late July 2022, the U.S. House of Representatives and the U.S. Senate passed the Creating Helpful Incentives to Produce Semiconductors ("CHIPS") for America Fund (the "CHIPS Act of 2022"), which was signed into law in August 2022. The CHIPS Act of 2022 includes a number of provisions from both the America COMPETES Act and the USICA but did not include a provision to amend the HFCAA to shorten the three-year period to two years.
Certain members of the U.S. Senate have mentioned that they intend to move forward with negotiating the remaining provisions from the AHFCA Act and the America COMPETES Act that were not included in the CHIPS Act of 2022 and there is a chance that a final bill from this negotiation, if approved, could amend the HFCAA to shorten the three-year period to two years. It is unclear if or when this amended bill will be signed into law. In the case that such bill becomes the law, it will reduce the time period before our ADSs could be delisted from Nasdaq and prohibited from over-the-counter trading in the U.S. from 2024 to 2023. On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of September 30, 2022 and December 31, 2021, these restricted assets totaled $2.2 billion and $799.6 million, respectively.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us.
In response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China ("PBOC") and China's State Administration of Foreign Exchange ("SAFE") promulgated a series of capital control measures, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments.
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
As of October 31, 2022, 1,349,640,180 ordinary shares, par value $0.0001 per share, were outstanding, of which 946,295,584 ordinary shares were held in the form of 72,791,968 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 55% of our outstanding ordinary shares as of October 31, 2022. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1†	Form of Global Non-qualified Share Option Agreement for Employees under BeiGene, Ltd. 2016 Share Option and Incentive Plan	X
10.2†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.3†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

† Indicates a management contract or any compensatory plan, contract or arrangement.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: November 9, 2022	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Julia Wang
Julia Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)