Form 10-K
period 2022-12-31
BeiGene, Ltd.
filed 2023-02-27
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
*Included in connection with the registration of the American Depositary Shares ("ADSs") with the U.S. Securities and Exchange Commission. The ordinary shares are not listed for trading in the United States but are listed for trading on The Stock Exchange of Hong Kong Limited ("HKEx").
Securities registered pursuant to Section 12(g) of the Act: The RMB shares are ordinary shares of the registrant issued to permitted investors in the People's Republic of China and listed and traded on the STAR Market in Renminbi. The RMB shares are not listed for trading in the United States or on the HKEx and are not fungible with the ordinary shares listed on the HKEx or the ADSs representing the ordinary shares listed on NASDAQ, and in no event will any RMB shares be able to be converted into the ordinary shares listed on the HKEx or the ADSs listed on NASDAQ, or vice versa.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of ADSs, each representing 13 ordinary shares, held by non‑affiliates of the registrant was approximately $16.8 billion, based upon the closing price of the registrant’s ADSs on the NASDAQ Global Select Market on June 30, 2022.

As of February 14, 2023, 1,356,140,180 ordinary shares, par value $0.0001 per share, were outstanding, of which 863,876,312 ordinary shares were held in the form of 66,452,024 ADSs, and 115,055,260 were RMB shares.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10‑K.

BeiGene, Ltd.
Annual Report on Form 10‑K

Forward‑Looking Statements and Market Data
This Annual Report on Form 10‑K (the “Annual Report”) contains forward‑looking statements that involve substantial risks and uncertainties. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected growth, are forward‑looking statements. Forward looking statements often include words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or similar expressions. These forward‑looking statements include, among other things, statements about:
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
•the regulatory environment and regulatory developments in the United States, China, the United Kingdom, Switzerland, the European Union ("EU") and other jurisdictions in which we operate;
•the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing;
•the potential benefits of strategic collaboration and licensing agreements and our ability to enter into and maintain strategic arrangements;
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
•the rate and degree of market access and acceptance of our medicines and drug candidates, if approved;

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
•the future trading price of our American Depositary Shares ("ADS") listed on NASDAQ, our ordinary shares listed on HKEx, and our ordinary shares issued to permitted investors in China and listed and traded on the STAR in Renminbi ("RMB Shares"), as well as the impact of securities analysts’ reports on these prices; and
•the impact of the COVID-19 pandemic on our clinical development, regulatory, commercial, manufacturing, and other operations.
These statements involve risks and uncertainties, including those that are described in "Part I-Item 1A-Risk Factors" of this Annual Report, that may cause actual future events or results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

Summary of Risk Factors
Below is a summary of the material factors that make an investment in our ADSs, ordinary shares or RMB Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are summarized in “Part I-Item 1A-Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making an investment decision regarding our ADSs, ordinary shares or RMB shares.
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
•If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate levels of reimbursement, our commercial success and business operations could be adversely affected.
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
•The approval processes of regulatory authorities in the United States, China, Europe and other comparable regulatory authorities are lengthy, time consuming, costly and inherently unpredictable. If we experience delays or are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
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
•We manufacture some of our medicines and intend to manufacture some of our drug candidates, if approved. Failure to comply with regulatory requirements could result in sanctions being imposed against us and delays in completing and receiving regulatory approvals for our manufacturing facilities, or damage to, destruction of or interruption of production at such facilities, could delay our development plans or commercialization efforts.
•Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments and the significant oversight and discretion the PRC government has over the conduct of the business operations of our PRC subsidiaries may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.
•The audit reports included in our previous annual reports on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board, and as such, investors have previously been deprived of the benefits of such inspection.
•The trading prices of our ordinary shares, ADSs and/or RMB Shares can be volatile, which could result in substantial losses to you.

PART I
Unless the context requires otherwise, references in this report to “BeiGene,” the “Company,” “we,” “us,” and “our” refer to BeiGene, Ltd. and its subsidiaries, on a consolidated basis.
Item 1. Business
Overview
We are a global biotechnology company that is developing and commercializing innovative and affordable oncology medicines to improve treatment outcomes and access for patients worldwide.
We currently have three approved medicines that were discovered and developed in our own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase ("BTK") for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We have obtained approvals to market BRUKINSA in the United States, the People's Republic of China ("China" or the "PRC"), the European Union ("EU"), the United Kingdom ("UK"), Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging our China commercial capabilities, we have in-licensed the rights to distribute 13 approved medicines for the China market. Supported by our global clinical development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. ("Amgen") and Novartis Pharma AG ("Novartis") to develop and commercialize innovative medicines.
We are committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Our internal clinical development capabilities are deep, including a more than 2,700-person global clinical development and medical affairs team that is running more than 80 ongoing or planned clinical trials in over 50 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across our portfolio, including our three internally discovered, approved medicines. We have enrolled in our clinical trials more than 18,000 subjects, of which approximately one-half have been outside of China.
We have built, and are expanding, our internal manufacturing capabilities through our state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of our medicines, and are building a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. We also work with high quality contract manufacturing organizations ("CMOs") to manufacture our internally developed clinical and commercial products.
Since our inception in 2010, we have become a fully integrated global organization of over 9,000 employees in 29 countries and regions, including the United States, China, Europe, and Australia.

Our Holding Company Structure
We are a holding company incorporated in the Cayman Islands with operations primarily conducted through our subsidiaries in the United States, China, United Kingdom, Switzerland and Australia. The following diagram depicts a summary of our corporate structure. Currently, our corporate structure contains no variable interest entities.
Our Strategy
We were founded with the vision to create an integrated biopharmaceutical company to transform the biotech industry, creating impactful medicines that will be affordable and accessible to far more patients around the world. We have made significant progress towards accomplishing this vision over our first 12 years and have five strategic competitive advantages positioning us for success both near- and long-term:
1.We have built one of the world's largest, most productive and cost-effective oncology research teams with more than 950 scientists. Their efforts have been validated by commercial approvals, clinical data, and collaborations that have secured $1.4 billion in collaboration payments to the company. We have successfully developed three commercially approved medicines from our internal discovery engine, including BRUKINSA and tislelizumab. We design each research program with a differentiated biological hypothesis or a first-in-class mechanism of action. Our lead medicine, BRUKINSA, has demonstrated superiority for both progression-free survival and overall response rate versus ibrutinib in relapsed or refractory CLL. Our broad pipeline also includes internally developed products with the potential to be best-in-class or first-in-class, including our BCL-2 inhibitor, BGB-11417, our HPK1 inhibitor, BGB-15025, and BGB-16673, a BTK-targeted CDAC program that has demonstrated its potential with early data. Our pipeline also includes many early-stage assets for targets like OX40, LAG-3, and TIM-3. We have invested in technology platforms, including CDAC protein degraders, bispecific antibodies, tri-specific antibodies, ADC, CAR-NK, and mRNA. Our research and innovation capabilities will ensure we discover high-quality and impactful medicines for patients.
2.We have built a substantial global clinical development team of 2,300 people on five continents, allowing us to run clinical trials predominantly without reliance on third party contract research organizations ("CROs"). Clinical development accounts for over 75% of the cost and most of the time to develop a medicine. We believe that by fully integrating these capabilities, we can create a strategic competitive advantage. By retaining clinical development activities internally, we can decrease the costs of our trials, increase enrollment speed, and leverage technology to ensure quality and consistency across trials and clinical sites. It also allows us to become more inclusive in the location and number of clinical sites to help improve the diversity of patients in our trials. Our demonstrated ability to complete large-scale, multi-regional clinical trials is one of our most important strategic competitive advantages and addresses an immense challenge in the pharmaceutical industry.
3.We have built a strong commercial portfolio, centered around two cornerstone medicines, BRUKINSA and tislelizumab, that are becoming primary revenue sources and will support the development of our future pipeline and additional combination therapies. Our hematological franchise is led by BRUKINSA, which is supported by a broad clinical program with over 4,800 patients in 35 trials in 29 markets. We ran two extensive head-to-head studies versus ibrutinib with over 800 patients enrolled. We are the first and only BTK inhibitor to demonstrate superior efficacy versus ibrutinib, and the data from the head-to-head ALPINE trial were selected for the prestigious late-breaker session at the American Society of Hematology ("ASH") meeting in late 2022, with simultaneous publication in The New England Journal of Medicine. Based on the pooled safety data generated from our trials, we have shown a very favorable safety profile, especially when compared to ibrutinib in cardiovascular safety, including atrial fibrillation, ventricle arrhythmia, and hypertension. We believe BRUKINSA allows us to build a strong position in heme-oncology with our pipeline medicines, including our BCL-2 inhibitor, in both monotherapy and combination settings. Our solid tumor franchise is led by our anti-PD-1 monoclonal antibody, tislelizumab, which is currently approved in China in ten indications. Tislelizumab has achieved the commercial market leader position in China in the PD-1/PDL-1 class. Outside of China, in conjunction with our partner Novartis, we have filed applications for approval in the U.S. and EU. With tislelizumab and the potentially best-in-class or first-in-class pipeline assets targeting OX40, TIGIT, LAG-3, and TIM-3, we are well-positioned to build our immuno-oncology business and deliver innovative therapies and combinations to patients.
4.We have a differentiated international commercial organization of over 3,500 people to deliver medicines to patients around the globe. In China, the commercial team is actively driving the uptake of our internally developed and partnered medicines across solid tumors and hematology. BRUKINSA and tislelizumab have achieved market leadership positions in China in the BTKi and PD-1/PDL-1 classes, respectively, and we have launched and sell more than 13 products from our business partners around the globe. In North America, our U.S. team has continued to grow BRUKINSA sales as we launch new indications and expand to Canada. In Europe, we have built a targeted commercial team focused on medical thought leaders in blood cancer treatments. Altogether, BRUKINSA has been approved in over 65 markets, with additional filings pending or planned. Our strategy is to commercialize our medicines broadly throughout the world. Our commercial capabilities have expanded into the Asia Pacific region through our affiliates, the Latin America region, and other emerging markets through distribution partners. We have built a global commercial organization that will drive the delivery of highly effective and differentiated medicines to patients around the globe, and will collaborate with business partners to bridge health inequities.
5.We have financial strength. In a time when the cost of capital has risen, we are well positioned financially. We already have substantial revenue from our cornerstone assets, which we expect to continue to grow significantly in 2023 and beyond. We expect product revenue growth to outpace our operating expense growth in the near-term, which will allow us to continue to improve our operating leverage. We will continue to be thoughtful and strategic in how we deploy our capital, and we are committed to generating long-term value.

Our Commercial and Registration Stage Products
The following table summarizes the status of our commercial products and new products that are pending approval as of February 27, 2023:

PRODUCT	LEAD INDICATIONS	MECHANISM OF ACTION	REGULATORY STATUS	BEIGENE COMMERCIAL RIGHTS	PARTNER
	U.S.: CLL/SLL, R/R MCL[1], WM & R/R MZL[1]; China: R/R MCL[2], R/R CLL/SLL[2] & R/R WM2; EU3: WM, R/R MZL, R/R CLL/SLL	BTK inhibitor	Approved in more than 65 markets, incl. U.S., China, EU and other markets	Global	N/A
	1L Squamous and Non-Squamous NSCLC/ 2/3 L NSCLC/ R/R classical Hodgkin’s lymphoma2 / 2/3 L HCC2/ R/R PD-L1+ UC2, MSI-H or dMMR solid tumors, 2L ESCC, 1L NPC, 1L GC/GEJC	Anti-PD-1 antibody	Approved in China; BLA accepted in U.S.[4]; MAA accepted in EU4	Outside North America, Japan, EU and six other European countries
	3L BRCA-mutated ovarian cancer[2]	PARP inhibitor	Approved in China	Global	N/A
	Giant cell tumor of bone8 / Skeletal Related Events (SREs)[8]	Anti-RANK ligand antibody	Approved in China	Mainland China
	R/R Acute lymphocytic leukemia[8]	Anti-CD19 x anti-CD3 bispecific T-cell engager (BiTE)	Approved in China	Mainland China
	R/R Multiple myeloma[8]	Proteasome inhibitor	Approved in China	Mainland China
	R/R adult multiple myeloma, newly diagnosed multiple myeloma, previously treated follicular lymphoma	Anti-angiogenesis, immuno-modulation	Approved in China	Mainland China
	Myelodysplastic syndromes, acute myeloid leukemia, chronic myelomonocytic leukemia	DNA hypomethylation	Approved in China	Mainland China
	Idiopathic multicentric Castleman disease	IL-6 antagonist	Approved in China	Greater China
	High-risk neuroblastoma[2]	Anti-GD2 antibody	Approved in China	Mainland China
POBEVCY® (Avastin biosimilar)	Colorectal and lung cancers	Anti-VEGF antibody	Approved in China	Greater China
TAFINLAR® (dabrafenib)	Melanoma[5]	BRAF inhibitor	Approved in China	China Broad Markets[7]
MEKINIST® (trametinib)	Melanoma[5]	MEK inhibitor	Approved in China	China Broad Markets[7]
VOTRIENT® (pazopanib)	Advance renal cell carcinoma	VEGFR inhibitor	Approved in China	China Broad Markets[7]
AFINITOR® (everolimus)	Advanced renal cell carcinoma[6]	mTOR inhibitor	Approved in China	China Broad Markets[7]
ZYKADIA® (ceritinib)	ALK + NSCLC	ALK inhibitor	Approved in China	China Broad Markets[7]

1. Approved under accelerated approval. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. 2. Conditionally approved. Full approval for these indications is contingent upon results from ongoing randomized, controlled confirmatory clinical trials. 3. The approval is applicable to all 27 EU member states, plus Iceland, Lichtenstein and Norway. 4. U.S.: For patients with unresectable recurrent locally advanced or metastatic ESCC after prior systemic therapy. EU: For patients with advanced or metastatic ESCC after prior systemic chemotherapy and for patients with NSCLC including: locally advanced or metastatic NSCLC after prior chemo, in combination with chemotherapy for 1L advanced or metastatic squamous NSCLC, and in combination with chemotherapy for 1L locally advanced or metastatic non-squamous NSCLC with no EGFR or ALK positive mutations. 5. TAFINLAR and MEKINIST are being investigated in combination by Novartis for NSCLC indications. 6. Following progression on or after vascular endothelial growth factor (VEGF)-targeted therapy. 7. Rights to promote and market in China's broad markets pursuant to a Market Development Agreement with an affiliate of Novartis Pharma AG. 8. Conditionally approved. Full approval of any particular indication will depend on the results of required post-marketing study(ies) in China.
Abbreviations: ALK = anaplastic lymphoma kinase; BLA = Biologics License Application; BRAF = B-rapidly accelerated fibrosarcoma; CLL = chronic lymphocytic leukemia; EGFR = epidermal growth factor receptor; ESCC = esophageal squamous cell carcinoma; GC = gastric cancer; GEJC = gastroesophageal junction cancer; HCC = hepatocellular carcinoma; MAA = marketing aothorization application; MCL = mantle cell lymphoma; MEK = mitogen-activated protein kinase (MAPK) / Extracellular-signal regulated kinase (ERK); mTOR = Mammalian target of rapamycin; MZL = marginal zone lymphoma; NPC = nasopharyngeal cancer; NSCLC = non-small cell lung cancer; R/R = relapsed / refractory; SLL = small lymphocytic lymphoma; UC = urothelial carcinoma; VEGFR = vascular endothelial growth factor receptor; WM = Waldenström’s macroglobulinemia
We commercialize the following internally developed cancer medicines:
BRUKINSA
BRUKINSA is a next-generation small molecule inhibitor of BTK designed to maximize BTK occupancy and minimize off-target binding effects. Zanubrutinib is an orally active inhibitor that covalently binds to BTK, resulting in irreversible inactivation of the enzyme.
We are marketing BRUKINSA in the United States, China, Europe, the United Kingdom, Canada, Australia and other markets.
In the United States, BRUKINSA received accelerated approval as a treatment for mantle cell lymphoma (MCL) in adult patients who have received at least one prior therapy (November 2019), and has since also been approved for patients with Waldenström’s macroglobulinemia (WM) and relapsed or refractory (R/R) marginal zone lymphoma (MZL) who have received at least one anti-CD20-based regimen. The MCL and MZL indications were approved under accelerated approval based on overall response rate. Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial. In January 2023, BRUKINSA was approved by the U.S. Food and Drug Administration (FDA) for the treatment of adult patients with CLL or small lymphocytic lymphoma (SLL).
In Europe, BRUKINSA has received approval from the European Commission ("EC") for the treatment of adult patients with WM who have received at least one prior therapy or for the first-line treatment of patients unsuitable for chemo-immunotherapy, as well as for the treatment of patients with MZL and for the treatment of patients with CLL.
In China, BRUKINSA has received conditional approval for adult patients with MCL who have received at least one prior therapy and adult patients with CLL or SLL who have received at least one prior therapy and for the treatment of patients with R/R WM. In addition, a supplemental new drug application ("sNDA") has been accepted for review by the China National Medical Products Administration ("NMPA") for the treatment of adult patients with treatment-naïve CLL or SLL and WM. In December 2021, we announced the inclusion of BRUKINSA for R/R WM in the updated National Reimbursement Drug List ("NRDL") by the China National Healthcare Security Administration ("NHSA"). Currently, all three approved indications for BRUKINSA are included in the NRDL.
BRUKINSA is approved across several indications in more than 65 markets as of February 2023.
Market Opportunity
Lymphomas are blood-borne cancers involving lymphatic cells of the immune system. They can be broadly categorized into non-Hodgkin’s lymphoma and Hodgkin’s lymphoma. In 2022, estimated global revenues for BTK inhibitors were approximately $8.5 billion according to published reports. Global revenues are projected to be more than $20 billion in 2026, according to published reports.
Tislelizumab
Tislelizumab is a humanized IgG4 monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 (PD-1) that we specifically designed to minimize binding to Fc receptor gamma (FcγR), which is believed to play an essential role in activating phagocytosis in macrophages, to minimize its negative impact on T effector cells.

Tislelizumab is approved in China in ten indications, including full approval for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma with high PD-L1 expression in combination with fluoropyrimidine and platinum chemotherapy, first-line treatment of patients with advanced squamous non-small cell lung cancer (NSCLC) in combination with chemotherapy, for first-line treatment of patients with advanced non-squamous NSCLC in combination with chemotherapy, for second- or third-line treatment of patients with locally advanced or metastatic NSCLC who progressed on prior platinum-based chemotherapy, for the treatment of patients with locally advanced or metastatic esophageal squamous cell carcinoma (ESCC) who have disease progression following or are intolerant to first-line standard chemotherapy, and for first-line treatment of patients with recurrent or metastatic nasopharyngeal cancer (NPC). The NMPA also granted conditional approval for the treatment of patients with classical Hodgkin’s lymphoma (cHL) who received at least two prior therapies, for the treatment of patients with locally advanced or metastatic urothelial carcinoma (UC) with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy, for the treatment of patients with hepatocellular carcinoma (HCC) who have received at least one systemic therapy, for patients with previously treated, locally advanced unresectable or metastatic microsatellite instability-high (MSI-H) or mismatch repair-deficient (dMMR) solid tumors. Full approval for these indications is contingent upon results from ongoing randomized, controlled, confirmatory clinical trials. Tislelizumab was included in the NRDL in 2020 for cHL and UC, in 2021 for non-squamous NSCLC, squamous NSCLC and HCC, and in 2022 for locally advanced or metastatic NSCLC, for MSI-H solid tumors, for locally advanced or metastatic ESCC following progression or intolerance to prior first-line chemotherapy, and for first-line recurrent or metastatic NPC.
In addition, we have submitted two supplemental Biologics License Applications ("sBLAs") for tislelizumab that are under review by the Center for Drug Evaluation ("CDE") of the NMPA, including for patients with first-line unresectable or metastatic hepatocellular carcinoma (HCC), and in combination with chemotherapy as first-line treatment in patients with unresectable locally advanced, recurrent or metastatic esophageal squamous cell carcinoma.
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
Market Opportunity
Globally, the top four PD-1/PD-L1 antibody medicines had revenues of approximately $36 billion in 2022 based on public reports. The 2022 China PD-1/L1 market (net revenue) was approximately $2.2 billion.
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

We are currently commercializing, or plan to commercialize, the following cancer medicines in China under an exclusive license from Amgen:
XGEVA®
XGEVA (denosumab) is an antibody-based RANK ligand (RANKL) inhibitor that was approved globally for the prevention of skeletal-related events ("SREs") in patients with bone metastases from solid tumors and in patients with multiple myeloma, and for the treatment of adults and skeletally mature adolescents with giant cell tumor of bone (GCTB). XGEVA is approved in over 70 countries worldwide. In China, XGEVA received conditional approval in the GCTB indication in May 2019 and received conditional approval for the SRE indications in November 2020. We began marketing XGEVA in China in July 2020. In December 2020, we announced the inclusion of XGEVA in the NRDL for the treatment of GCTB, which was successfully renewed for inclusion in 2023.
BLINCYTO®
BLINCYTO (blinatumomab), a bispecific CD-19 directed CD3 T-cell engager, is the first and only approved bi-specific T-cell engager (BiTE) immunotherapy. It has been approved in 60 countries for use in patients with acute lymphoblastic leukemia (ALL). In China, BLINCYTO received conditional approval as a treatment for adult patients with R/R ALL in December 2020 and was conditionally approved in April 2022 for pediatric patients with R/R B-cell precursor ALL. We began commercializing BLINCYTO in August 2021.
KYPROLIS®
KYPROLIS (carfilzomib), a proteasome inhibitor, has been approved in over 60 countries for use in patients with R/R multiple myeloma (MM). It was approved in China as a treatment for patients with R/R MM in July 2021 and we began commercializing KYPROLIS in January 2022. KYPROLIS was included on the NRDL beginning in March 2023 for its approved indication in China.
We commercialize the following cancer medicines in China under an exclusive license from BMS:
REVLIMID®
REVLIMID (lenalidomide) is an oral immunomodulatory medicine that was approved in China in 2013 for the treatment of multiple myeloma (MM) in combination with dexamethasone in adult patients who have received at least one prior therapy. In February 2018, REVLIMID received NMPA approval of a new indication for the treatment of MM in combination with dexamethasone in adult patients with previously untreated MM who are not eligible for transplant.
REVLIMID was listed on the NRDL in June 2017. In November 2019, we announced that REVLIMID received formal inclusion on the NRDL in China for R/R multiple myeloma. In November 2020 our sNDA for the use of REVLIMID in combination with rituximab in adult patients with previously treated follicular lymphoma was approved by the NMPA.
VIDAZA®
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
In addition to REVLIMID and VIDAZA, we previously commercialized ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension), a solvent-free chemotherapy approved for use in certain patients with metastatic breast cancer, in China until March 2020. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE in China. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this Annual Report titled “Legal Proceedings”.

We are commercializing or planning to commercialize the following medicines in China under an exclusive license from EUSA Pharma:
SYLVANT®
SYLVANT (siltuximab), an interleukin-6 (IL-6) antagonist, was approved as a treatment for patients with idiopathic multicentric Castleman disease (iMCD) who are human immunodeficiency virus (HIV) negative and human herpesvirus-8 (HHV-8) negative. SYLVANT was approved in China in December 2021 for the treatment of adult patients with multicentric Castleman disease (MCD) who are human immunodeficiency virus (HIV) negative and human herpes virus-8 (HHV-8) negative, also known as idiopathic MCD (iMCD).
QARZIBA®▼
QARZIBA (dinutuximab beta), a mouse-human chimeric monoclonal GD2 antibody, was granted conditional approval by the NMPA for the treatment of high-risk neuroblastoma in patients aged 12 months and above who have previously received induction chemotherapy and achieved at least a partial response, followed by myeloablative therapy and stem cell transplantation, as well as patients with a history of relapsed or refractory (R/R) neuroblastoma with or without residual disease. We began commercializing QARZIBA in December 2021.
We commercialize the following product in China under an exclusive license from Bio-Thera:
POBEVCY® (BAT1706)
POBEVCY is a biosimilar to Avastin (bevacizumab) developed by Bio-Thera Solutions, Ltd., a commercial-stage biopharmaceutical company located in Guangzhou, China. In China, Avastin is approved for the treatment of patients with metastatic colorectal cancer, liver cancer and NSCLC.
POBEVCY was approved by the NMPA in China in November 2021 and launched in late 2021 for the treatment of patients with advanced, metastatic or recurrent NSCLC and metastatic colorectal cancer.
We have acquired the right to develop, manufacture and commercialize POBEVCY in China, including Hong Kong, Macau, and Taiwan. Bio-Thera submitted a marketing application to the EMA and a BLA to the FDA in November 2020.
Reimbursement and Market Access
Our sales are largely dependent on the availability and extent of coverage and reimbursement by third party payors. In many markets these third parties are government health systems and in some markets such as the United States there are also private payors such as private health insurers and health systems. In 2022, we commercialized our products in 60 markets.
In China, there is one main payor, the government’s national health care coverage system, which provides Basic Medical Insurance to the majority (greater than 95%) of China’s approximately 1.4 billion people. There are three types of coverage plans in China at the national level that depend on if a resident lives in an urban or rural setting and if they are employed. The different plans have different characteristics in terms of how the plan is paid for and what it covers. Coverage and reimbursement of pharmaceuticals in China comes under the purview of the NHSA, which oversees the NRDL. The NRDL is composed of three lists. The ‘A’ and ‘B’ list are commonly referred to as the ‘regular’ lists. The A list generally includes older, off-patent medicines, while the B list generally includes newer medicines, some with remaining patent protection, which are reimbursed at a lower rate compared to the A list. In 2017, a third list was added to the system, often referred to as the ‘C’ list or the ‘negotiation’ list. This list generally includes newer innovative medicines which are accepted on the list after successful negotiation between the NHSA and the company. Typically, inclusion on the C list is accompanied by a discount to the prevailing list price in China for the medicine at the time of inclusion. The NRDL price for a medicine is its prevailing price in China, but the actual reimbursement rate that is used can be modified at the provincial level. Innovatively, in the 2022 NRDL, a price bidding process for non-exclusive drugs was undertaken on the C list to set the national reimbursement price benchmark.
Several of our medicines are listed on the NRDL. In the most recent NRDL list announced in January 2023, the following medicines were included in the NRDL, effective March 1, 2023:
•Tislelizumab in nine of its eligible approved indications:
–For the treatment of adult patients with locally advanced or metastatic non-squamous non-small cell lung cancer (NSCLC) who are negative for epidermal growth factor receptor (EGFR) and anaplastic mesenchymal lymphoma kinase (ALK) mutations and have progressed after or are intolerant of prior chemotherapy with platinum-containing regimens; and adult patients with locally advanced or metastatic squamous NSCLC who are negative or unknown for EGFR and ALK mutations and have progressed after or are intolerant of prior chemotherapy with platinum-containing regimens (approved in January 2022 and included in the NRDL in 2023);
–For the treatment of adult patients with advanced unresectable or metastatic microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) solid tumors: patients with advanced colorectal cancer with disease progression after prior treatment with fluoropyrimidines, oxaliplatin and irinotecan; patients with other advanced solid tumors with disease progression after prior treatment and no satisfactory alternative treatment options (approved in March 2022 and included in the NRDL in 2023);
–For the treatment of patients with locally advanced or metastatic esophageal squamous cell carcinoma who have progressed after or are intolerant of prior first-line standard chemotherapy (approved in April 2022 and included in the NRDL in 2023);
–As a first-line treatment for patients with recurrent or metastatic nasopharyngeal cancer (approved in June 2022 and included in the NRDL in 2023);
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
•BRUKINSA in all three of its approved indications:
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
•Pamiparib in its approved indication:
–For the treatment of patients with germline BRCA (gBRCA) mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy (conditionally approved in May 2021 and included in the NRDL in 2021).
•KYPROLIS in its approved indication as of March 1, 2023:
–For the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least two prior therapies, including a proteasome inhibitor and an immunomodulatory agent.
•XGEVA was successfully renewed in NRDL as of March 2023 in its approved indication:
–For the treatment of patients with giant cell tumor of the bone (GCTB) that is unresectable or where surgical resection is likely to result in severe morbidity (first included in NRDL in 2020).

Additionally, two of our medicines were listed in past NRDLs: REVLIMID was included in the 2017 NRDL negotiation list and later received formal inclusion in the 2019 B list, while VIDAZA was listed in the 2018 NRDL negotiation list and later received formal inclusion to the 2020 B list.
In 2018, China started a new program to centrally purchase non-exclusive medicines for the nation’s health care system called "volume-based procurement", or "group purchasing organization" or "4+7" when the program was first piloted in 11 major cities. After the 2018 pilot program, it was implemented nationally in 2019. It is a tender-based system that provides guaranteed volume for lowered pricing. Participation in the program requires a product to have passed a generic quality consistency evaluation, which in turn requires passing a bioequivalence comparison to the reference listed drug (RLD). The system offers a major portion of a market’s volume to winning bidders. More than one company can win a given tender, and more guaranteed volume is awarded as more bidders win. The system is still evolving and, as such, the exact terms of how many bidders win and what amount of volume are won and at what price is also evolving.
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
In the United States, most health insurance coverage is provided by private insurers, often accessed via employer-sponsored plans, and the two main public insurance programs, Medicare and Medicaid. All three types of programs usually have some type of coverage for pharmaceutical products. Often this is through a pharmacy benefit manager ("PBM"). The structure of the pharmacy benefit can be quite different for different beneficiaries depending on the negotiations between plan sponsors and plan purchasers. There is no central list of covered pharmaceuticals in the United States, as there is no single payer system. As such, the prices paid for pharmaceuticals in the United States can vary.
We offer patient assistance programs in the United States under our myBeiGene program. This program seeks to enhance access to BRUKINSA by assisting with obtaining reimbursement, co-pay assistance when allowed, temporary supply of free product for insurance delays, and free product assistance for some uninsured and underinsured patients. The programs also seek to support patients and caregivers by providing education and information about BRUKINSA and its approved indications, nurse advocates, and connecting patients to sources of support such as support groups and transportation/lodging assistance.

Our Pipeline Products
The following table summarizes the status of our internally-discovered drug candidates as of February 27, 2023:

ASSET	PROGRAM	PHASE 1	PHASE 2	PHASE 3
Zanubrutinib	monotherapy			R/R CLL/SLL
	+ rituximab			TN MCL and R/R MZL
	+/- venetoclax			TN CLL/SLL
	+ obinutuzumab		R/R FL
Tislelizumab	monotherapy			2L advanced ESCC, 1L HCC, 2L/3L NSCLC
Previously treated HCC, R/R cHL
	+ chemotherapy			1L advanced ESCC, 1L GC/GEJC, 1L NPC
	+ zanidatamab + chemotherapy			1L GEA
	+ sitravatinib			2L NSCLC
Solid tumors
	+ fruquintinib		Solid tumors
Ociperlimab	+ tislelizumab			1L PD-L1 high NSCLC
2L PD-L1+ESCC, 2/3 L cervical cancer
Solid tumors
	+ tislelizumab + chemotherapy		1L NSCLC
	+ tislelzumab + concurrent chemoradiotherapy			LA NSCLC (PD-L!+)
1L LS-SCLC
Surzebiclimab	+ tislelizumab +/- LBL-007		Solid tumors
BGB-A445	+ tislelizumab	Solid tumors
BGB-10188	+ tislelizumab	Solid tumors
	+/- zanubrutinib	B-cell lymphoid malignancies
	+/- tislelizumab	B-cell malignancies
BGB-15025	+ tislelizumab	Solid tumors
Pamiparib	monotherapy		1L maintenance platinum-sensitive GC
	+ temozolomide	Solid tumors
BGB-3245	monotherapy	Solid tumors with BRAF mutations
Lifirafenib	+ mirdametinib	Solid tumors
BGB-11417	monotherapy		R/R MCL, R/R CLL/SLL
	+/- zanubrutinib	Mature B-cell malignancies
	+ azacitidine +/- posaconazole		Myeloid malignancies
	+ dexamethasone +/- carfilzomib		R/R multiple myelome with t (11;14)
BGB-16673	monotherapy	B-cell malignancies
BGB-23339	monotherapy	Inflammation and immunology
BGB-24714	+/- chemotherapy	Solid tumors
BGB-B167	+/- tislelizumab	Solid tumors
Abbreviations: cHL = classical Hodgkin lymphoma; CLL = chronic lymphocytic leukemia; ESCC = esophageal squamous-cell carcinoma; FL = follicular lymphoma; GC = gastric cancer; GEA = gastroesophageal adenocarcinoma; GEJC = gastroesophaegeal junction cancer; HCC = hepatocellular carcinoma; MCL = mantle cell lymphoma; MZL = marginal zone lymphoma; NPC = nasopharyngeal carcinoma; NSCLC = non-small cell lung cancer; R/R = relapsed/refractory; SCLC = small cell lung cancer; SLL = small lymphocytic lymphoma; TN = treatment treatment-naïve

The following table summarizes the status of our in-licensed drug candidates as of February 27, 2023:

Partner	Molecule / Asset	Indications	Phase	Commercial Rights
	Sotorasib	Solid tumors, CRC, NSCLC	Phase 3	China
	tarlatamab ^^	SCLC	Phase 2	China
	acapatamab ^^	Prostate cancer, NSCLC	Phase 1	China
	AMG 176	Hematologic malignancies	Phase 1	China
	AMG 427 ^^	AML	Phase 1	China
	AMG 509	Prostate cancer	Phase 1	China
	AMG 199 ^^	GC/GEJC	Phase 1	China
	AMG 650	Solid tumors	Phase 1	China
	AMG 256	Solid tumors	Phase 1	China
	Sitravatinib † + Tislelizumab	NSCLC	Phase 3	Asia, Australia, New Zealand
	Sitravatinib † + Tislelizumab	HCC, GC/GEJC	Phase 2	Asia, Australia, New Zealand
	Sitravatinib † + Tislelizumab	Solid tumors	Phase 1	Asia, Australia, New Zealand
	Zanidatamab + chemo + Tislelizumab	GEA	Phase 3	Asia, Australia, New Zealand
	Zanidatamab (monotherapy)	BTC	Phase 2	Asia, Australia, New Zealand
	Zanidatamab	BC, GC, GEA	Phase 2	Asia, Australia, New Zealand
	ZW49	HER2 expressing cancers	Phase 1	Asia, Australia, New Zealand
	BGB-3245[1]	Solid tumors	Phase 1	Asia
	SEA-CD70	MDS, AML	Phase 1	Asia, Australia, New Zealand
	DKN-01 + Tislelizumab + Chemo	GC/GEJC	Phase 2	Asia, Australia, New Zealand
	LBL-007 + Tislelizumab	Advanced solid tumors	Phase 2	Ex-China
	ABI-H3733	Chronic hepatitis B virus	Phase 1	China
^ BiTE® molecule; ^^ Half-life extended BiTE®; † XmAb® is a registered trademark of Xencor, Inc. Mirati is also conducting its own clinical studies with sitravatinib, including the Phas3 SAPPHIRE trial in non Sq NSCLC; †† ZW25; 1 By MapKure, a JV with SpringWorks
Abbreviations: AML = acute myelogenous leukemia; BC = breast cancer; BTC = biliary tract cancers; CRC = colorectal cancer; GC = gastric cancer; GEA = gastroesophageal adenocarcinoma; GEJC = gastroesophaegeal junction cancer; HCC = hepatocellular carcinoma; MDS = myelodysplastic syndromes; NSCLC = non-small cell lung cancer; SCLC = small cell lung cancer
Our Commercial- and Clinical-Stage Drug Candidates
A description of our commercial- and clinical-stage drug candidates and clinical data from selected clinical trials is set forth below. Historically, we have made available, and we intend to continue to make available, clinical data and/or topline results from clinical trials of our drug candidates in our press releases and/or filings with the U.S. Securities and Exchange Commission ("SEC"), the Stock Exchange of Hong Kong Limited ("HKEx"), and the Shanghai Stock Exchange ("SSE"), copies of which are available on the Investors section of our website.
Commercial-Stage
BRUKINSA (zanubrutinib), a BTK Inhibitor
We are currently evaluating zanubrutinib in a broad pivotal clinical program globally to treat a number of B-cell malignancies. Zanubrutinib has demonstrated sustained 24-hour BTK occupancy in both the peripheral blood and lymph node compartments in patients. Zanubrutinib is the only BTK inhibitor to demonstrate superior progression-free survival versus IMBRUVICA® (ibrutinib), an approved BTK inhibitor.

Overview of Clinical Development Program and Regulatory Status
We have announced BRUKINSA approvals around the world, including in the United States, China, the EU, the U.K., Canada, Australia, South Korea and Switzerland. As of December 2022, 26 additional marketing authorization applications for BRUKINSA have been submitted and are under review, including by BeiGene and with support from our five distribution partners: Adium Pharma in Latin America and the Caribbean, NewBridge Pharmaceuticals in the Middle East and North Africa, Erkim in Turkey, Nanolek in Russia, and Medison in Israel.
Based on the clinical data to date, we believe that BRUKINSA has a best-in-class profile, and we are running a broad global pivotal program in multiple indications, including 10 registration or registration-enabling clinical trials. Five of the 10 trials are Phase 3 and five are designed to be registration-enabling Phase 2 trials.
We have reported results from the monotherapy head-to-head Phase 3 trial versus ibrutinib in WM (ASPEN, NCT03053440), which has been included in several filings globally. We have also reported results from the Phase 3 trial comparing BRUKINSA to bendamustine and rituximab in patients with treatment-naïve (TN) CLL/SLL (SEQUOIA, NCT03336333) and the head-to-head Phase 3 trial in R/R CLL/SLL versus ibrutinib (ALPINE, NCT03734016). Both trials are the basis for our approvals in CLL in the U.S. and EU. Our fourth Phase 3 trial is an ongoing Phase 3 confirmatory trial in patients with TN MCL (NCT04002297). Our fifth Phase 3 trial is an ongoing Phase 3 confirmatory trial in patients with R/R follicular lymphoma (FL) or R/R MZL (NCT05100862). Additionally, we have five filed or ongoing Phase 2 trials that are designed to be registration-enabling, including four monotherapy studies in R/R MCL, R/R WM, R/R CLL/SLL (NCT03206970, NCT03332173, NCT03206918), and R/R MZL (MAGNOLIA, NCT03846427) and an ongoing pivotal Phase 2 trial in combination with GAZYVA® (obinutuzumab) in patients with R/R FL (ROSEWOOD, NCT03332017). Data from the ROSEWOOD trial were presented at the European Hematology Association (EHA) 2022, meeting its primary endpoint. Finally, we are also investigating zanubrutinib in several combination studies in MCL, MZL and CLL/SLL, including a Phase 3 trial in combination with venetoclax in front-line CLL/SLL.
We continue to pursue regulatory approvals for BRUKINSA globally. Besides our recent approvals in CLL/SLL in the United States (January 2023) and EU (November 2022) we expect continued regulatory decisions for some of our global filings this year, including potential additional approvals in more than 10 markets.
Tislelizumab, an anti-PD-1 Antibody
Tislelizumab is a humanized monoclonal antibody against the immune checkpoint receptor PD-1 that is currently being evaluated in pivotal clinical trials globally and for which we plan to commence additional pivotal trials as a monotherapy and in combination with standard of care to treat various solid and hematological cancers.
Overview of Clinical Development Program and Regulatory Status
BeiGene has initiated or completed 21 potentially registration-enabling clinical trials in China and globally, including 13 Phase 3 trials and four pivotal Phase 2 trials intended to support regulatory submissions globally and in China.
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
As of December 2022, we had enrolled over 11,000 subjects in clinical trials of tislelizumab in 31 geographies, including more than 4,000 subjects outside of China. These studies include 11 multi-regional registrational trials that are designed for global regulatory approvals. Data from our trials thus far suggested that tislelizumab was generally well-tolerated and exhibited anti-tumor activity in a variety of tumor types.
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
In addition, our clinical development program includes a Phase 3 trial as a maintenance therapy in patients with platinum-sensitive recurrent OC (NCT03519230), a Phase 2 trial in first-line platinum-sensitive GC maintenance (NCT03427814), and a Phase 1b trial in combination with temozolomide in solid tumors (NCT03150810).

Clinical-Stage
Ociperlimab (BGB-A1217), a TIGIT Inhibitor
Ociperlimab (BGB-A1217) is an investigational humanized IgG1-variant monoclonal antibody directed against TIGIT. An immune checkpoint molecule, ociperlimab is currently being investigated in two global Phase 3 clinical trials, the AdvanTIG-301 (NCT04866017) and AdvanTIG-302 (NCT04746924) trials, in combination with tislelizumab in NSCLC. As of December 2022, more than 1,600 subjects have been enrolled across the ociperlimab development program, which includes eight global trials in patients with lung cancers, esophageal squamous cell carcinoma, and cervical cancer.
In December 2021 we announced an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize ociperlimab in North America, Europe, and Japan, as discussed further below under "Novartis Collaboration — Option Collaboration and License Agreement for Ociperlimab".
We have completed patient enrollment in the AdvanTIG-202 trial (NCT04693234) in patients with previously treated recurrent or metastatic cervical cancer. We expect to initiate additional pivotal clinical trials and announce data from Phase 2 trial expansion cohorts in 2023 to inform our subsequent development for ociperlimab.
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
Sitravatinib, a Multi-Kinase Inhibitor
In January 2018, we entered into an exclusive license agreement with Mirati Therapeutics, Inc. (Mirati) for the development, manufacturing and commercialization of Mirati’s sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand. Sitravatinib is an investigational spectrum-selective kinase inhibitor, which potently inhibits receptor tyrosine kinases, including RET, TAM family receptors (TYRO3, Axl, MER), and split family receptors (VEGFR2, KIT). Sitravatinib is being evaluated by Mirati in multiple clinical trials to treat patients who are refractory to prior immune checkpoint inhibitor therapy, including a Phase 3 SAPPHIRE trial of sitravatinib in NSCLC initiated in 2019. In 2022, as part of our collaboration with Mirati, we initiated patient enrollment for a Phase 2 clinical trial of sitravatinib in combination with tislelizumab in locally advanced unresectable or metastatic ESCC that progressed on or after anti-PD-L1 antibody therapy (NCT05461794).
We are evaluating sitravatinib in multiple clinical trials including a Phase 3 trial combined with tislelizumab in NSCLC (NCT04921358).
BGB-11417, a Small Molecule Bcl-2 Inhibitor
BGB-11417 is an investigational small molecule Bcl-2 inhibitor. We have completed preclinical and investigational new drug (IND) -enabling studies of BGB-11417, which demonstrated potent activity and high selectivity against the pro-apoptotic protein Bcl-2. The molecule appears to be more potent than venetoclax and shows the potential to overcome resistance to venetoclax. Further, it is more selective than venetoclax for Bcl-2 relative to Bcl-xL. Finally, we believe that it is well-positioned to be combined with BRUKINSA. Phase 1 clinical data for non-Hodgkin's lymphoma, CLL, acute myeloid leukemia (AML) and multiple myeloma (MM) (NCT04883957, NCT04277637, NCT04771130, and NCT04973605) were presented at ASH 2022. We initiated patient dosing in a Phase 2 study to evaluate BCL-2 inhibitor BGB-11417 in patients with relapsed or refractory mantle cell lymphoma (NCT05471843) and relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma (NCT05479994) in 2022 and expect data readouts from ongoing studies in 2023.
BGB-A445, an OX40 Agonist Antibody
BGB-A445 is an investigational agonistic antibody directed to the OX40 antigen. BGB-A445 is a non-ligand competing antibody that does not disrupt OX40 to OX40 ligand engagement. Preclinical experiments showed that BGB-A445 has increasing effectiveness at higher doses versus an antibody that was ligand-competing, which showed falling effectiveness at higher doses. BGB-A445 has also showed in preclinical tests the potential to be combined with several agents, such as tislelizumab, as well as a TLR9 agonist, a PI3Kδ inhibitor, sitravatinib, and chemotherapy. We have an ongoing Phase 1 trial (NCT04215978) of BGB-A445 in combination with tislelizumab in patients with advanced solid tumors and initiated tumor-specific dose expansion cohorts in a Phase 1 monotherapy trial (NCT04215978) in patients with solid tumors in 2022. We initiated patient dosing in a Phase 2 basket trial in melanoma, renal cell cancer and bladder cancer (NCT05661955).
ZW25 (Zanidatamab), a bispecific HER2-targeted antibody
Zanidatamab, a novel investigational Azymetric™ bispecific antibody targeting HER2, is currently in late-stage clinical development with Zymeworks Inc. BeiGene has development and commercial rights to zanidatamab in Asia (excluding Japan), Australia, and New Zealand. We are participating in three ongoing clinical studies with zanidatamab. The first is a Phase 1/2 study (NCT04215978) in HER2-positive breast and gastric cancer. The breast cancer arm combines zanidatamab with docetaxel, and the gastric cancer arm combines zanidatamab with our PD-1 inhibitor tislelizumab and chemotherapy. The second study HERIZON-BTC-01 (NCT04466891) is a Phase 2b study in patients with advanced or metastatic HER2-amplified biliary tract cancers (BTC) in which zanidatamab is being used as monotherapy. Positive topline results from this trial were announced in 2022. We initiated a global Phase 3 clinical trial (NCT05152147) examining zanidatamab in combination with chemotherapy with and without tislelizumab in HER2-positive gastroesophageal cancer in late 2021. We completed enrollment in 2L biliary tract cancer in 2022.
Surzebiclimab (BGB-A425), a TIM-3 Inhibitor
Surzebiclimab (BGB-A425) is an investigational humanized IgG1-variant monoclonal antibody against T-cell immunoglobulin and mucin-domain containing-3 (TIM-3). We have an ongoing Phase 1/2 trial (NCT03744468) of surzebiclimab in combination with tislelizumab in various solid tumors.
BGB-15025, a Small Molecule HPK1 Inhibitor
BGB-15025 is an investigational small molecule inhibitor of HPK1, which is a key negative feedback regulator of TCR signaling. Inhibition of HPK1 leads to enhanced T-cell activation pre-clinically. In addition, preclinical studies showed that BGB-15025 exhibits combination activity with tislelizumab and has a wide therapeutic window. We initiated a Phase 1 trial (NCT04649385) of BGB-15025 alone and in combination with tislelizumab in patients with advanced solid tumors in 2021. This trial is being conducted in multiple countries globally. We expect to initiate dose-expansion for BGB-15025 in 2023.
BGB-16673, a BTK-targeted CDAC
BGB-16733 is an investigational BTK‑targeting chimeric degradation activation compound (CDAC) active against both wild‑type and mutant BTK. BGB‑16673 has demonstrated preclinical antitumor activity in models with wild‑type BTK and models with BTK inhibitor–resistant mutations commonly observed in patients who have progressed on prior BTK inhibitor treatment. A Phase 1 open‑label, dose‑escalation, and dose‑expansion trial (NCT05006716) in adult patients with relapsed/refractory (R/R) B‑cell malignancies is currently enrolling.
BGB-23339, a TYK2 inhibitor
BGB-23339 is a potent, highly selective, allosteric, investigational tyrosine kinase 2 (TYK2) inhibitor discovered and being developed by BeiGene. TYK2 is a member of the JAK family and functions as a critical mediator in cytokine signaling pathways implicated in multiple immune-mediated disorders. Designed to target the regulatory pseudokinase (JH2) domain on TYK2, BGB-23339 has demonstrated strong selectivity in preclinical studies with potent inhibition of interleukin (IL)-12, IL-23, and Type 1 interferons (IFNs)—pro-inflammatory cytokines that play a determinant role in the induction of inflammation. BGB-23339 is currently being evaluated in a Phase 1 clinical study (NCT05093270).
BGB-24714, a SMAC mimetic
BGB-24714 is an investigational Second Mitochondrial-derived Activator of Caspase (SMAC) mimetic currently enrolling in a Phase 1 clinical trial (NCT05381909) as monotherapy or in combination with paclitaxel in advanced solid tumors.

BGB-B167, a CEA x 4-1BB bispecific
BGB-B167 is an investigational first-in-class CEA x 4-1BB bispecific antibody. It is currently enrolling in a Phase 1 clinical trial (NCT05494762) as a monotherapy and in combination with tislelizumab in patients with selected CEA-expressing advanced or metastatic solid tumors, including colorectal cancer (CRC).
BGB-10188 (PI3K inhibitor)
BGB-10188 is an investigational PI3Kδ inhibitor being evaluated in a Phase 1 clinical trial (NCT04282018) as monotherapy or in combination with BRUKINSA in hematology malignancies, or in combination with tislelizumab in solid tumors.
Our Preclinical Programs
We have a proprietary biology research platform that has allowed us to research and develop both small molecules and biologic molecules. In the last decade, this platform has generated more than 10 clinical stage assets, including three internally-developed molecules that have been approved by regulatory bodies in the United States, China, EU and other markets, with other filings pending globally and planned to be submitted. The platform is a full-process technology system spanning from early discovery to commercialization of oncology medicines based on multiple drug technology platforms that can be applied to oncology and other fields. We have core technology platforms for the development of small molecule and antibody medicines and the manufacturing of our own and potentially other medicines. Currently, we have over 60 pre-clinical programs and we believe the majority have best-in-class or first-in-class potential.
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
Manufacturing and Supply
We manufacture our medicines and drug candidates internally and in some cases with the help of third-party CMOs. The manufacturing of our medicines and drug candidates is subject to extensive regulations that impose various procedural and documentation requirements governing recordkeeping, manufacturing processes and controls, personnel, quality control, and quality assurance, among others. Our manufacturing facilities and the facilities of the CMOs we use to manufacture our medicines and drug candidates operate under current good manufacturing practice regulations ("cGMP") conditions. cGMP regulations are requirements for the production of pharmaceuticals that will be used in humans.
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
We continue to invest in our state-of-the-art commercial-scale manufacturing facility in Guangzhou of approximately 100,000 square meters for the manufacturing of large molecule biologics. Phases 1 and 2 of the facility were completed in September 2019 and December 2020, respectively, with 24,000 liters of single use disposable capacity. Additionally, total capacity has been increased to 54,000 liters, with an additional expansion of 10,000 liters expected in the second quarter of 2023, which will bring the final capacity to 64,000. Phase 1 is currently approved for the end-to-end commercial production of tislelizumab for the China market. We have purchased an adjacent tract of land to the south of the current site and initiated the next phase of expansion to support our growing pipeline of large molecule medicines and drug candidates.
We have also commenced construction on our commercial-stage manufacturing and clinical R&D campus at the 42-acre site at the Princeton West Innovation Park in Hopewell, New Jersey. The property, located strategically in the Interstate 95 corridor of New Jersey, with a deep and rich talent pool, has more than one million square feet of developable real estate for potential future expansion to cover our existing medicines and pipeline.
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
We have commercial supply and related agreements with most of our manufacturing service providers. For example, we entered into a commercial supply agreement with Catalent Pharma Solutions, LLC ("Catalent") to produce BRUKINSA at Catalent’s Kansas City, Missouri site for clinical and commercial use in the United States and other countries outside of China. We currently source the active pharmaceutical ingredient for BRUKINSA from a supplier in China and are in the process of bringing online an additional source of supply outside of China. In addition, we entered into a commercial supply agreement with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") for tislelizumab, which is being manufactured at Boehringer Ingelheim’s facility in Shanghai, China. Additionally, our collaboration agreements with Novartis include the right for Novartis to manufacture tislelizumab and ociperlimab for its territory, to be managed by Novartis following tech transfer, and our right to conduct a specified percentage of production at our planned U.S. manufacturing site, subject to the terms of the agreements. For our commercial and clinical stage products in-licensed from Amgen, BMS and others, we rely on the licensors and their manufacturing facilities or their CMOs for the supply of those medicines and drug candidates.
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
Amgen Collaboration
Collaboration Agreement
On October 31, 2019, our wholly-owned subsidiary, BeiGene Switzerland GmbH ("BeiGene Switzerland"), entered into a Collaboration Agreement with Amgen, which became effective on January 2, 2020 (as amended, the "Amgen Collaboration Agreement"). Pursuant to the terms of the Amgen Collaboration Agreement, we are responsible for commercializing Amgen’s oncology products XGEVA, BLINCYTO and KYPROLIS in China (excluding Hong Kong, Macao and Taiwan) for a period of five or seven years following each product’s regulatory approval in China, as specified in the Amgen Collaboration Agreement, with the commercialization period for XGEVA commencing following the transition of operational responsibilities for the product. In addition, as specified in the agreement, we have the option to retain one of the three products to commercialize for as long as the product is sold in China. The parties have agreed to equally share profits and losses for the products in China during each product’s commercialization period. After expiration of the commercialization period for each product, the products not retained will be transitioned back to Amgen and we will be eligible to receive tiered mid-single to low-double digit royalties on net sales in China of each product for an additional five years.
Additionally, pursuant to the terms of the Amgen Collaboration Agreement, we and Amgen have agreed to collaborate on the global clinical development and commercialization of a portfolio of Amgen clinical- and late-preclinical-stage oncology pipeline products. Starting from the commencement of the Amgen Collaboration Agreement, we and Amgen will co-fund global development costs, with BeiGene contributing up to $1.25 billion worth of development services and cash over the term of the collaboration. We will be eligible to receive tiered mid-single digit royalties on net sales of each product globally outside of China, other than LUMAKRAS™ (sotorasib) ("AMG 510"), on a product-by-product and country-by-country basis, until the latest of the expiration of the last valid patent claim, the expiration of regulatory exclusivity, or the earlier of eight years after the first commercial sale of such product in the country of sale and 20 years from the date of first commercial sale of such product anywhere in the world.
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
Recently, in connection with our ongoing assessment of the Collaboration Agreement cost-share contributions, we determined that our further investment in the development of AMG 510 was no longer commercially viable for BeiGene. As a result, in February 2023, we entered into an amendment to the Collaboration Agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the anticipated termination of AMG 510 from the Collaboration Agreement.
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
Share Purchase Agreement
In connection with the Amgen Collaboration Agreement, pursuant to a share purchase agreement dated October 31, 2019, as amended, by and between BeiGene, Ltd. and Amgen (as amended, the “Share Purchase Agreement”), we issued to Amgen 206,635,013 ordinary shares in the form of 15,895,001 American Depositary Shares ("ADSs") of BeiGene, Ltd. on January 2, 2020, representing approximately 20.5% of our then outstanding shares, for an aggregate purchase price of $2.78 billion, or $13.45 per ordinary share, or $174.85 per ADS.
Pursuant to the Share Purchase Agreement, Amgen has agreed to (i) a lock-up on sales of its shares until the earliest of (a) the fourth anniversary of the closing, (b) the expiration or termination of the Collaboration Agreement and (c) a change of control of BeiGene, Ltd., (ii) a standstill until the date on which it holds less than 5% of our then outstanding shares, and (iii) a voting agreement to vote its shares on certain matters presented for shareholder approval until the later of (a) the fifth anniversary of the closing and (b) the expiration of the standstill period, all under specified circumstances and as set forth in the agreement. Following the later of (i) the expiration of the lock-up period and (ii) the expiration of the standstill period, Amgen has agreed not to sell shares representing more than 5% of our then outstanding shares in any rolling 12-month period. Under the terms of the Share Purchase Agreement, Amgen will also have specified registration rights upon expiration of the lock-up. Additionally, we have agreed to use reasonable best efforts to provide Amgen with an opportunity to participate in subsequent new securities offerings upon the same terms and conditions as other purchasers in the offering in an amount needed to allow Amgen to hold up to 20.6% of our shares, subject to applicable law and HKEx rules and other specified conditions.
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
Celgene License and Supply Agreement
On July 5, 2017, we and Celgene Logistics Sàrl, now a wholly-owned subsidiary of BMS, entered into a License and Supply Agreement, which we refer to as the China License Agreement and which became effective on August 31, 2017, pursuant to which we were granted the right to exclusively distribute and promote BMS’s approved cancer therapies, REVLIMID, VIDAZA and ABRAXANE in China, excluding Hong Kong, Macau and Taiwan. In addition, if Celgene decides to commercialize a new oncology product through a third party in the licensed territory during the first five years of the term, we have a right of first negotiation to obtain the right to commercialize the product, subject to certain conditions. We subsequently assigned the agreement to our wholly-owned subsidiary, BeiGene Switzerland.
On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. Additionally, in October 2021, BMS provided 180-days' notice to us, which we dispute, purporting to terminate our license to market ABRAXANE in China. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this Annual Report titled “Legal Proceedings”.
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
As of January 30, 2023, we owned 48 issued U.S. patents, 32 issued China patents, a number of pending U.S. and China patent applications, and corresponding patents and patent applications internationally. In addition, we owned pending international patent applications under the Patent Cooperation Treaty ("PCT"), which we plan to file nationally in the United States and other jurisdictions, as well as additional priority PCT applications. With respect to any issued patents in the United States and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date, provided that we meet the applicable requirements for obtaining such patent term extensions. For example, in the United States, we can apply for a patent term extension of up to five years for one of the patents covering a drug product once the product is approved by the FDA. The exact duration of the extension depends on the time that we spend in clinical studies as well as getting approval from the FDA. In China, the Amended PRC Patent Law provides a patent term extension of up to five years, similar to the United States.
The key patents for our medicines and late-stage clinical drug candidates as of January 30, 2023, are summarized below:

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
(1) The expected expiration does not include any additional term for patent term extensions.

We currently have two in-licensed medicines in China from BMS. The key patents for them in China as of January 30, 2023 are summarized below:

Product	Territory	General Subject Matter	Expiration
REVLIMID® (lenalidomide)	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
	China	Use for the treatment of multiple myeloma	2023
VIDAZA® (azacitidine)	China	No patent	N/A
Under our collaboration with Amgen, we have the right to commercialize three medicines in China. The key patents for them in China as of January 30, 2023 are summarized below:

Product	Territory	General Subject Matter	Expiration
XGEVA® (denosumab)	China	Antibodies	2022
BLINCYTO® (blinatumomab)	China	Use for the treatment of pediatric acute lymphoblastic leukemia	2029
KYPROLIS® (carfilzomib)	China	Compound and Composition	2025
Although various extensions may be available, the life of a patent and the protection it affords, is limited. REVLIMID and VIDAZA face competition from generic medications, and we may face similar competition for our medicines and any approved drug candidates even if we successfully obtain patent protection. The scope, validity or enforceability of our or our collaborators' patents may be challenged in court or other authorities, and we or they may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. Additionally, in China, the NMPA may approve a generic version of a brand-name medicine that still has patent protection, such as has occurred with REVLIMID. Under our license agreements with BMS and Amgen, they retain the responsibility for, but are not obligated, to prosecute, defend and enforce the patents for these in-licensed products. As such, any issued patents may not protect us from generic or biosimilar competition for these medicines.
The term of individual patents may vary based on the countries in which they are obtained. In most countries in which we file, including the United States and China, the term of an issued patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may be lengthened in some cases by a patent term adjustment, which extends the term of a patent to account for administrative delays by the United States Patent and Trademark Office ("USPTO"), in excess of a patent applicant’s own delays during the prosecution process, or may be shortened if a patent is terminally disclaimed over a commonly owned patent having an earlier expiration date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost in obtaining FDA regulatory approval. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. In China, the Amended PRC Patent Law provides both patent term adjustment and patent term extension, similar to the United States.
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
BRUKINSA – Conventional methods of treating lymphomas vary according to the specific disease or histology, but generally include chemotherapy, antibodies directed at CD20, a molecular marker found on the surface of B-cells, and, less frequently, radiation. Recently, significant progress has been made in the development of new therapies for lymphomas, including BTK inhibitors. The BTK inhibitor IMBRUVICA (ibrutinib), marketed by AbbVie and Janssen, was first approved by the FDA in 2013 for the treatment of patients with MCL who have received at least one prior therapy. Since that time, ibrutinib has been approved in over 90 countries and regions and has expanded its indications. Another BTK inhibitor, AstraZeneca's CALQUENCE® (acalabrutinib), was approved by the FDA in 2017 under accelerated approval for the treatment of patients with MCL who have received at least one prior therapy, and in November 2019 for use in adults with CLL/SLL as a single agent or in combination with obinutuzumab. On January 27, 2023, the FDA approved Lilly's JAYPIRCA™ (pirtobrutinib, a reversible BTK inhibitor) for the treatment of adult patients with R/R MCL after at least two lines of systemic therapy, including a BTK inhibitor. In China, BRUKINSA competes with IMBRUVICA (ibrutinib), which received approval in 2017, and YINUOKAI® (orelabrutinib) from Innocare, which was approved in 2020.
Tislelizumab – A number of PD-1 or PD-L1 antibody medicines have been approved by the FDA. These include Merck’s KEYTRUDA® (pembrolizumab), BMS’s OPDIVO® (nivolumab), Roche’s TECENTRIQ® (atezolizumab), AstraZeneca’s IMFINZI® (durvalumab), Pfizer and Merck Sereno’s BAVENCIO® (avelumab), Regeneron and Sanofi’s LIBTAYO® (cemiplimab), and GSK's JEMPERLI® (dostarlimab). In the global setting, several PD-1 or PD-L1 antibody agents are in late-stage clinical development in addition to tislelizumab. In China, as of February 1, 2023, there are nine other approved PD-1 antibodies: OPDIVO® (nivolumab) and KEYTRUDA® (pembrolizumab), Junshi’s TUOYI® (toripalimab), Innovent’s TYVYT® (sintilimab), Hengrui’s AIRUIKA® (camrelizumab), Akeso's ANNIKE® (penpulimab), Gloria's YUTUO® (zimberelimab), Henlius's HANSIZHUANG® (serplulimab) and Lepu's PUYOUHENG® (pucotenlimab). There are four approved PD-L1 antibody agents: AstraZeneca's IMFINZI® (durvalumab), Roche's TECENTRIQ® (atezolizomab), CStone's ZEJIEMEI® (sugemalimab), and Alphamab's ENWEIDA® (envafolimab). Akeso's PD-1xCTLA-4 bispecific antibody, KAITANNI® (cadonilimab) was approved in China. There are approximately 40 more PD-1 and PD-L1 agents in clinical development in China.
Pamiparib – We are competing with multiple PARP inhibitors in China. AstraZeneca received approval for olaparib in August 2018. Zai Labs obtained development and commercial rights for niraparib in China, and its NDA was approved by the NMPA in December 2019. Fluzoparib from Hengrui/Hansoh was approved in December 2020.
Ociperlimab – We are aware of several pharmaceutical companies developing TIGIT antibodies, including Agenus, Arcus, BMS, Compugen, Roche/Genentech, Innovent, iTeos Therapeutics, Merck KGaA, Mereo BioPharma, Seagen, Junshi, Bio-Thera and Akeso. To our knowledge, there are currently no approved anti-TIGIT antibodies and the most advanced agent is in Phase 3 development.
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
Government Regulation
Government authorities in the United States, China, Europe and other jurisdictions extensively regulate the research and clinical development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drugs like those we are developing and commercializing. Some jurisdictions also regulate drug pricing. Generally, for a new drug to be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.
U.S. Regulation
U.S. Government Regulation and Product Approval
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and its implementing regulations, and biologics under the FDCA, its implementing regulations, and the Public Health Service Act ("PHSA"), and its implementing regulations.
Cancer therapies are sometimes characterized according to line of therapy, and the FDA often approves new therapies initially only for second or third-line use. When cancer is detected early enough, first line therapy may be adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, hormone therapy, radiation, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecule drugs or a combination of these. Third line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, and more invasive forms of surgery. In some cases, new technologies and investigational medicines, as part of a clinical trial, may be used as any line of therapy.
U.S. Drug Development Process
The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies according to Good Laboratory Practices ("GLP") guidance;
•completion of extensive chemistry, manufacturing, and control ("CMC") studies;
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to Good Clinical Practice ("GCP"), to establish the safety and efficacy of the proposed drug or safety, purity and potency of the proposed biologic, for the intended use;
•preparation and submission to the FDA of an NDA for a small molecule drug or a BLA for a biologic;
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
In March 2022, the FDA released a final guidance entitled "Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics," which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.
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
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical trials, to further assess a product’s safety and effectiveness after NDA or BLA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also approve an NDA or BLA with a Risk Evaluation and Mitigation Strategy program to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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

Accelerated Approval
Under FDA’s accelerated approval regulations, the FDA may approve a drug, including a biologic, intended to treat a serious or life-threatening disease or condition that generally provides meaningful therapeutic benefit to patients over available treatments and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a laboratory measurement or clinical signs of a disease or condition that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of post-approval clinical trials to confirm the effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 ("FDORA"), the FDA is now permitted to require, as appropriate, that post-approval confirmatory trials be underway prior to approval or within a specific time period after accelerated approval is granted. Failure to conduct required post-approval studies with due diligence, or to confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market and, under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a product granted accelerated approval. In general, all promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA unless otherwise informed by the agency.
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
Designated Platform Technology
Under FDORA, a platform technology incorporated within or utilized by a drug or biologic is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a product approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed product, or a sponsor that has been granted a right of reference to data submitted in the application for such product, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one product without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a product that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a product that uses or incorporates the platform technology. Designated platform technology status does not ensure that a product will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.
Pediatric Information
Under the Pediatric Research Equity Act, as amended ("PREA"), certain NDAs and BLAs and certain NDA and BLA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FDCA requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, PREA does not apply to a drug or biologic for an indication for which orphan designation has been granted except that PREA will apply to an original NDA or BLA for a new active ingredient that is orphan-designated if the drug or biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.
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
The Drug Supply Chain Security Act ("DSCSA") was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. The law’s requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate, and notifying trading partners and FDA of any illegitimate product. Drug manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements for product tracking and tracing, including a requirement to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number and expiration date, in the form of a 2 dimensional data matrix barcode that can be read by humans and machines.
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

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for a period of exclusivity against other biologics submitted under the abbreviated approval pathway during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple "first" interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologic’s patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.
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
In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.
Healthcare Reform
The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Such adoption of government controls and tightening of restrictive policies could limit payments for pharmaceuticals. For example, the Affordable Care Act (the "ACA") contains provisions that may reduce the profitability of drug products, including increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, Congressional, and Executive challenges. As a result, it is unclear how such efforts to challenge, repeal or replace the ACA, will impact our business.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Bipartisan Budget Act of 2018 amended the ACA by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50% to 70% and closing the coverage gap in most Medicare drug plans. In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2030 unless additional Congressional action is taken. In relation to the COVID-19 pandemic and pursuant to subsequent legislation, this 2% reduction was periodically suspended, but resumed on July 1, 2022. Further, the American Taxpayer Relief Act reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The Centers for Medicare and Medicaid Services ("CMS") published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. CMS also published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs.
There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, President Biden directed the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations.
The FDA released a final rule, which went into effect in November 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may adversely affect the price we receive for our medicines.

In November 2020, the U.S. Department of Health and Human Services ("HHS") finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the Biden administration and may be amended or repealed.
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
Other U.S. Healthcare Laws and Compliance Requirements
We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business prior to and after receiving regulatory approval of our product candidates. The laws that may affect our ability to operate include:
•the federal healthcare Anti-Kickback Statute ("AKS"), which prohibits, among other things, knowingly and willfully soliciting, receiving, providing, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation or arrangement of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act ("FCA") or federal civil money penalties statute. Violations of the AKS carry potentially significant civil fines and criminal penalties, including imprisonment, fines, administrative federal civil monetary penalties, and exclusion from participation in federal healthcare programs. This law applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. There are safe harbor protections under the AKS for certain coordinated care and value-based arrangements among clinicians, providers, and others. We continue to evaluate what effect, if any, these rules will have on our business;
•the federal civil and criminal false claims and civil monetary penalty laws, such as the FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal AKS constitutes a false of fraudulent claim for purposes of the FCA. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products and any future product candidates are subject to scrutiny under this law;
•the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose certain requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates who perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians, nurse practitioners, certified nurse anesthetists, anesthesiologist assistants, physician assistants, clinical nurse specialists, and certified nurse midwives as well as teaching hospitals. Manufacturers are also required to disclose ownership and investment interest held by physicians and their immediate family members;
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
Similarly, state privacy laws may be broader and require greater protections than HIPAA. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 ("CCPA"), which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act ("CPRA") will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the legislation and proposed regulations including the CCPA and CPRA contain an exception for certain activities that involve PHI subject to HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.
Additionally, we are subject to state equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply to healthcare services reimbursed by any third-party payor, not just governmental payors, but also private insurers. These laws are enforced by various state agencies and through private actions. Some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General

Compliance Program Guidance for Pharmaceutical Manufacturers and/or other voluntary industry codes of conduct that restrict the payments made to healthcare providers and other potential referral sources. Several states and local laws also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
In the United States, to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. Furthermore, the Office of Inspector General (“OIG”) of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws.
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
EU and UK Data Protection Laws
In the EU, the General Data Protection Regulation ("GDPR") governs the processing of personal data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area ("EEA"), including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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
The rDAL contains a dedicated chapter on the Marketing Authorization Holder ("MAH") system. Subject to approval by the NMPA, MAHs will be allowed to transfer their marketing authorizations. It is uncertain whether the transferability of MAH will offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system was accompanied by a range of new requirements for the MAHs. For example, a MAH must establish a quality assurance system and be responsible for the whole process and all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, adverse drug reaction monitoring and reporting. A foreign MAH is required to engage a local agent to fulfill the MAH’s obligations and the foreign MAH is subject to joint and several liability in the event of any wrongdoing. It is unclear how the scope of such joint liability will be defined.
The rDAL no longer requires the certification for GCP, good supply practice ("GSP"), and GMP. However, drug manufacturers and drug distributors must still comply with current GMP and GSP requirements. Pursuant to the rDAL, NMPA and its local counterparts are directed to strengthen their surveillance of drug manufacturers and distributors, including through regular and continuous site inspections, to ensure their compliance. It remains to be seen how clinical trial institutions will ensure self-compliance with GCP requirements and whether there will be more inspections of clinical trial institutions.
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
Regulatory Authorities and Government Reorganization
In China, the NMPA is the primary regulator for pharmaceutical products and businesses. The agency was formed from the prior China Food and Drug Administration ("CFDA") in 2018 as part of a complete government reorganization. The NMPA is no longer an independent agency. Its parent agency is the State Administration for Market Regulation (the "SAMR"), into which agencies responsible for, among other areas, consumer protection, advertising, anticorruption, antitrust, fair competition and intellectual property have been merged.
Like the CFDA, the NMPA is still the chief drug regulatory agency and implements the same laws, regulations, rules, and guidelines as the CFDA, and it regulates almost all of the key stages of the life-cycle of pharmaceutical products, including nonclinical studies, clinical trials, marketing approvals, manufacturing, advertising and promotion, distribution, and pharmacovigilance (i.e., post-marketing safety reporting obligations). The CDE, which remains under the NMPA, conducts the technical evaluation of each drug and biologic application for safety and efficacy.
The National Health Commission ("NHC") is China’s chief healthcare regulator. It is primarily responsible for overseeing the operation of medical institutions, which also serve as clinical trial sites, and regulating the licensure of hospitals and other medical personnel. The NHC plays a significant role in drug reimbursement. Furthermore, the NHC and its local counterparts at or below the provincial-level of local government also oversee and organize public medical institutions’ centralized bidding and procurement programs for pharmaceutical products. This is the primary way that public hospitals and their internal pharmacies procure drugs.
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
Expedited Programs
Priority Evaluation and Approval Programs to Encourage Innovation
The NMPA has adopted several expedited review and approval mechanisms since 2009 and created additional expedited programs in recent years that are intended to encourage innovation. Applications for these expedited programs can be submitted after the CTA is admitted for review by the CDE. The NMPA’s Drug Registration Rules effective from July 1, 2020 ("DRR") provides certain categories of drugs that may be eligible for priority status, among which, the following may be particularly relevant for us: (1) drugs that are clinically and urgently needed but insufficient in supply; (2) innovative drugs and improved new drugs for prevention and treatment of major contagious diseases and rare diseases; (3) new pediatric drugs, (4) drugs designated as breakthrough therapies, and (5) drugs that satisfy the conditional approval criteria.
If admitted to one of these expedited programs, an applicant will be entitled to more frequent and timely communication with reviewers at the CDE, expedited review and approval, and more agency resources throughout the approval process.
Amgen's sBLA for BLINCYTO has been accepted by the CDE and granted priority status. Our sNDA for tislelizumab for MSI-H/dMMR solid tumor has been accepted by the CDE and granted priority status.
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
BRUKINSA received conditional approval for the treatment of MCL in adult patients who have received at least one prior therapy, CLL or SLL in adult patients who have received at least one prior therapy, and for adult patients with WM who have received at least one prior therapy. Tislelizumab received conditional approval as a treatment for patients with cHL who have received at least two prior therapies and as a treatment for patients with locally advanced or metastatic UC, a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy, and for the treatment of patients with hepatocellular carcinoma (HCC) who have been previously treated with at least one systemic therapy. Pamiparib received conditional approval for the treatment of patients with germline BRCA (gBRCA) mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy. XGEVA received conditional approval for the treatment of adults and skeletally mature adolescents with giant cell tumor of the bone

(GCTB) that is unresectable or where surgical resection is likely to result in severe morbidity and for the prevention of SREs in patients with bone metastases from solid tumors and in patients with multiple myeloma. BLINCYTO received conditional approvals for the treatment of both adult and pediatric patients with R/R B-cell precursor acute lymphoblastic leukemia. KYPROLIS received conditional approval for the treatment of adult patients with R/R multiple myeloma. QARZIBA received conditional approval for high-risk neuroblastoma.
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
Amgen's KRASG12C inhibitor sotorasib was granted BTD in China for patients with KRAS p.G12C-mutated locally advanced or metastatic NSCLC who have received at least one prior systemic therapy. BRUKINSA as a treatment for adult patients with CLL/SLL was granted BTD in China. ZW25 (zanidatamab) as a treatment for R/R HER2-expressing biliary tract cancer was granted BTD.
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
Clinical Trial Approval
All clinical trials conducted in China for the purpose of seeking marketing approvals must be approved by the NMPA and conducted at hospitals satisfying GCP requirements. In addition to a standalone China trial to support development, imported drug applicants may include Chinese clinical sites as part of an international multicenter trial ("IMCT"). Domestically manufactured drugs are not subject to foreign approval requirements, and in contrast to prior practice, the NMPA has decided to permit those drugs to conduct development via an IMCT as well.
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
Human Genetic Resources Regulation
The Regulation on the Administration of Human Genetic Resources ("HGR Regulation") became effective on July 1, 2019. The HGR Regulation applies to all human genetic resources ("HGR")-related activities for R&D purposes, including sampling, biobanking, use of HGR materials and associated data in China, and the provision or sharing of such materials or data with foreign parties.
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
The HGR Regulation retains the provision in the Interim Measures for the Administration of Human Genetic Resources issued in 1998 that parties should jointly apply for and own the patent rights arising from the results generated from international collaborations that utilize China HGR. Subject to approval, the parties may contractually agree on how to dispose of their patent rights and non-patent proprietary rights arising from the collaboration. As the joint ownership requirement is rather broad, it is unclear how this requirement will be implemented in practice.
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
Trial Exemptions and Acceptance of Foreign Data
The NMPA may be flexible on the requirements of trials and data generated in China, depending on the drug and the existing data. The NMPA has granted waivers for all or part of trials, and has stated that it will accept data generated abroad (even if not part of a global study), including early phase data, that meets its requirements. In 2018, the NMPA issued the Technical Guidance Principles on Accepting Foreign Drug Clinical Trial Data (the “Guidance Principles”), as one of the implementing rules for the Opinions on Deepening the Reform of the Evaluation and Approval Systems and Encouraging Innovation on Drugs and Medical Devices (the “Innovation Opinion”). According to the Guidance Principles, data from foreign clinical trials must meet authenticity, completeness and accuracy requirements and such data must be obtained in compliance with the relevant requirements under the GCP of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use. Sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
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
Similarly, to conduct sales, importation, shipping and storage, a company must obtain a Drug Distribution License ("DDL") from the local drug regulatory authority, subject to renewal every five years. As with GMPs, companies are required to be in compliance with GSP. One exception is that the rDAL and relevant implementation rules allow the MAH to conduct wholesales of its drugs directly without holding a separate DDL for wholesale, however, a retail DDL would still be required if the MHA intends to conduct direct retail to patients.
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
Reimbursement and Pricing
China’s national medical insurance program currently consists of two fundamental sub-programs: (1) the basic medical insurance program for urban employees, under which urban employers are required to enroll their employees in the program and the insurance premium is jointly contributed by the employers and employees; and (2) the basic medical insurance program for urban and rural residents, which allows urban and rural residents who do not have employers to voluntarily participate in the basic medical insurance program and the insurance premium is jointly contributed by the participants and the government. Participants of the national medical insurance program and their employers, if any, are required to contribute to the payment of insurance premiums on a monthly basis. Program participants are eligible for full or partial reimbursement of the cost of medicines included in the NRDL. A pharmaceutical product listed in the NRDL must be clinically needed, safe, effective, reasonably priced, easy to use, and available in sufficient quantity.
Factors that affect the inclusion of a pharmaceutical product in the NRDL include whether the product is used in large volumes and commonly prescribed for clinical use in the PRC and whether it is considered to be important in meeting the basic healthcare needs of the general public. Since 2016, special consideration has been given to, among others, innovative drugs with high clinical value and drugs for serious diseases. In addition, the government has also been negotiating with manufacturers of exclusive drugs with high clinical demands and proven effectiveness for price cuts in exchange for inclusion into the NRDL. The version of the NRDL released in 2023 covers approximately 3,000 drugs in total, including 147 drugs for which the prices were determined through negotiations between the drug companies and government. China has been pursuing a policy of expediting the addition of innovative oncology drugs to this list. REVLIMID has been included in the NRDL since 2017. VIDAZA has been included in the NRDL since 2018. BRUKINSA (zanubrutinib), tislelizumab, and XGEVA (120-mg denosumab) have been included in the NRDL since 2021. PARP inhibitor pamiparib has been included in the NRDL since 2022. KYPROLIS was included for the first time in the NRDL in January 2023, which will take effect on March 1, 2023.
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
The Foreign Investment Law establishes a pre-entry national treatment and negative list system for the administration of foreign investments. “Pre-entry national treatment” means that the treatment afforded to foreign investors at the market access stage shall be no less favorable than that afforded to domestic investors. “Negative list” refers to the special administrative measures for foreign investors' access to specific fields or industries. Foreign investments outside of the negative list will be granted national treatment. Foreign investors shall not invest in the prohibited fields as specified in the negative list, and foreign investors who invest in the restricted fields shall comply with certain special requirements including the shareholding percentage and citizenship of senior executives. The current industry entry clearance requirements governing foreign investment activities in the PRC are set out in two categories, namely the Special Entry Management Measures for the Access of Foreign Investment (Negative List) (2022 version), and the Encouraged Industry Catalogue for Foreign Investment (2022 version) (the “2022 Encouraged Industry Catalogue”). Industries not listed in these two categories are generally deemed “permitted” for foreign investments unless specifically restricted by other applicable PRC laws or regulations. Pursuant to the 2022 Encouraged Industry Catalogue, the research, development and manufacture of innovative oncology drugs and certain other types of pharmaceutical products belongs to the encouraged industries for foreign investment.
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
In 2019, SAFE issued the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment ("Circular 28"). Circular 28 allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, provided that such investments do not violate the effective Special Entry Management Measures for the Access of Foreign Investment (Negative List) and the target investment projects are genuine and in compliance with laws. The interpretation and implementation of Circular 28 in practice are subject to substantial uncertainty.
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

Regulations Relating to Overseas Listing
On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Overseas Listing Trial Measures, and five relevant guidelines, which will take effect from March 31, 2023, requiring Chinese domestic companies’ overseas offerings and listings of equity securities be filed with the CSRC.
The Overseas Listing Trial Measures clarify the scope of overseas offerings and listings by Chinese domestic companies which are subject to the filing and reporting requirements thereunder, and provide, among others, that Chinese domestic companies that have already directly or indirectly offered and listed securities in overseas markets prior to the effectiveness of the Overseas Listing Trial Measures shall fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market, and follow the relevant reporting requirements within three working days upon the occurrence of any specified circumstances provided thereunder.
According to the Overseas Listing Trial Measures, if we were deemed as an indirect overseas listed Chinese domestic company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or follow any other reporting requirements required thereunder, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
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
Status under Holding Foreign Companies Accountable Act
In December 2021, the SEC adopted rules (the “Final Rules”) to implement the Holding Foreign Companies Accountable Act (the “HFCAA”). The HFCAA includes requirements for the SEC to identify issuers who file annual reports with audit reports issued by independent registered public accounting firms located in foreign jurisdictions that the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect or investigate completely because of a position taken by a non-U.S. authority in the accounting firm’s jurisdiction (“Commission-Identified Issuers”). The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s independent registered public accounting firm for three consecutive years since 2021, the SEC shall prohibit the issuer’s securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States. In December 2022, the Accelerating Holding Foreign Companies Accountable Act amended the HFCAA to shorten the three-year period to two years.
Under the Final Rules, the SEC adopted submission and disclosure requirements by amending Form 10-K and other annual reporting forms and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCAA. Specifically, the Final Rules require each Commission-Identified Issuer to submit documentation to the SEC annually on or before its annual report due date that establishes that it is not owned or controlled by a government entity in its public accounting firm’s foreign jurisdiction and require additional specified disclosures by “foreign issuers” as defined in Rule 3b-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The SEC identifies an issuer as a Commission-Identified Issuer after the issuer files its annual report and on a rolling basis, and will impose an initial trading prohibition on an issuer as soon as practicable after it has been conclusively identified as a Commission-Identified Issuer for two consecutive years. To end an initial or subsequent trading prohibition, a Commission-Identified Issuer must certify that it has retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate. To make that certification, the Commission-Identified Issuer must file financial statements that include an audit report signed by such a registered public accounting firm.
On March 30, 2022, as expected following its adoption of the Final Rules, the SEC added BeiGene, Ltd. to its conclusive list of issuers identified under the HFCAA, after being provisionally named as a Commission-Identified Issuer on March 8, 2022, following the filing of its annual report on Form 10-K with the SEC on February 28, 2022. Ernst & Young Hua Ming LLP, located in the PRC, served as our independent registered public accounting firm from 2014 to 2021, including for our annual report on Form 10-K for the year ended December 31, 2021. However, as our global business has expanded, we have built substantial organizational capabilities outside of the PRC and have evaluated, designed and implemented business processes and control changes. Therefore, on March 23, 2022, following a review process carried out by our audit committee, Ernst & Young Hua Ming LLP resigned as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting to be filed with the SEC. On the same day, our audit committee approved the engagement of Ernst & Young LLP, located in Boston, Massachusetts, United States, as the Company’s

independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting for the fiscal year ending December 31, 2022. No changes were made to the accounting firms who audit our financial statements filed with the Shanghai Stock Exchange and the Hong Kong Stock Exchange, which will remain Ernst & Young Hua Ming LLP, located in Beijing, PRC, and Ernst & Young, located in Hong Kong, PRC, respectively.
In August 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. PCAOB staff members conducted on-site inspections and investigations from September to November 2022, and in December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.
Given that Ernst and Young LLP (United States) now serves as the principal accountant to audit our consolidated financial statements to be filed with the SEC, we believe we are compliant with the HFCAA, which should preclude a further finding by the SEC that we are a Commission-Identified Issuer and therefore the delisting of our American Depositary Shares from the NASDAQ Global Select Market. For a detailed description of risks related to our doing business in China and status under the HFCAA, see "Item 1A. Risk Factors - Risks Related to Our Doing Business in the PRC.".
Doing Business in the PRC
As a result of our operations in the PRC, the PRC government may exert influence over our operations at any time, which could result in a material change in our operations and/or the value of our ADSs, ordinary shares, or RMB Shares. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company.
Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China, including enforcement actions against illegal activities in the securities market, enhancing supervision over China-based companies listed outside of China using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack-Down on Illegal Securities Activities (the "Securities Opinions") which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. In November 2021, the Cyberspace Administration of China (the “CAC”) released the draft Administrative Regulations on Cyber Data Security for public comments, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information, and the listing of data processors in Hong Kong which affects or may affect national security. On February 17, 2023, the CSRC released the Overseas Listing Trial Measures, and five relevant guidelines, which will take effect from March 31, 2023, requiring the Chinese domestic companies’ overseas offerings and listings of equity securities be filed with the CSRC.
The Chinese government may further promulgate relevant laws, rules and regulations that may impose additional and significant obligations and liabilities on overseas listed PRC companies regarding data security, cross-border data flow, anti-monopoly and unfair competition, and compliance with China’s securities laws. It is uncertain whether or how these new laws, rules and regulations and the interpretation and implementation thereof may affect us, but among other things, our ability to obtain external financing through the issuance of equity securities in the United States, Hong Kong or other markets could be negatively affected, and as a result, the trading prices of our ADSs, ordinary shares and RMB Shares could significantly decline or become worthless. For a detailed description of risks related to our doing business in China, please see the section of this Annual Report titled “Item 1A. Risk Factors—Risks Related to Our Doing Business in the PRC.”
Flow of Funds with our PRC Operations
We are a holding company incorporated in the Cayman Islands with operations primarily conducted through subsidiaries in the United States, China, United Kingdom, Switzerland and Australia. The intercompany flow of funds within the organization is effected through capital contributions and intercompany loans. Since our formation in 2010, BeiGene, Ltd. has raised over $10.0 billion in various public and private stock offerings as of December 31, 2022. Of this amount, $1.9 billion and RMB 18.6 billion have been transferred as capital contributions to its operating subsidiaries; and $79 million and RMB 4.4 billion have been transferred as intercompany loans to its operating subsidiaries. BeiGene, Ltd., by itself or through its affiliates, is also the holder or licensee and developer of biopharmaceutical patents. Certain of these patents have been transferred to operating subsidiaries for further development and commercialization. BeiGene’s wholly owned subsidiaries compensate each other for the intercompany provision of goods and services on an arm’s length basis. As of December 31, 2022, BeiGene, Ltd. held $4.5 billion in cash, cash equivalents and short-term investments which are available for future investment in its programs and in our operating subsidiaries. To date, BeiGene, Ltd. has not received any dividends or distributions from its operating subsidiaries.
Further, our board of directors has adopted a dividend policy which provides that we currently intend to retain all available funds and earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Subject to applicable law and our amended and restated articles of association, any future determination to pay dividends will be made at the discretion of our board of directors and may be based on a number of factors, including our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant. This dividend policy reflects our board of directors’ current views on our financial and cash flow position. We intend to continue to review our dividend policy from time to time, and there can be no assurance that dividends will be paid in any particular amount, if at all, for any given period.
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
We may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2022, these restricted assets totaled $3.5 billion.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us. However, conversion of RMB to other currencies are permitted for the purpose of dividends according to the PRC’s regulations on Foreign Exchange Control.
Further, in response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the SAFE promulgated a series of capital control measures, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments. Such measures were relaxed in mid-2017 with the slowdown of the capital outflow and stabilizing of the RMB. However, the PRC government may revert to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by the SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.
The PRC Enterprise Income Tax Law and its implementation rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a reduced withholding rate arrangement and such non-PRC resident enterprises constitute the beneficiary of such income.
Pursuant to an arrangement between Mainland China and the Hong Kong Special Administrative Region and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from

PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” We own the PRC subsidiaries through BeiGene HK. BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.
Permissions Required from the PRC Authorities for Our Operations
We conduct our business in the PRC through our PRC subsidiaries. Our operations in the PRC are governed by PRC laws and regulations. As of the date of this annual report, our PRC subsidiaries have obtained all requisite licenses and permits from the PRC government authorities that are material for their business operations in the PRC, including, among others, business licenses issued by local counterparts of the SAMR, drug manufacturing licenses, drug trade license, CTAs, drug registration certificates, licenses for use of experimental animals, pollutant discharge licenses and permits for urban sewage discharge into drainage pipe network. No material permissions have been denied to us by relevant government authorities in China. As of the date of this annual report, we do not operate our businesses in China or elsewhere through variable interest entities, or VIEs, and therefore are not subject to risks associated with contractual arrangements with VIEs. As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions regarding our business operations and corporate structure from the CSRC, CAC or any other PRC governmental agency that would have a material impact on our business, results of operations or financial condition. However, given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by government authorities, we cannot assure you that we have obtained all the permits or licenses required for conducting our business in the PRC. If (i) we have inadvertently concluded that such permissions, approvals, licenses or permits have been acquired or are not required, or (ii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions, approvals, licenses or permits in the future, then we may have to expend time and costs to procure them. If we are unable to do so on commercially reasonable terms or in a timely manner, it could cause significant disruption to our business operations and damage our reputation, which would in turn have a material adverse effect on our business, results of operations and financial condition.
In connection with our previous issuance of securities to foreign investors in stock markets outside the PRC, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we and our PRC subsidiaries, (i) are not required to obtain permissions from the CSRC, (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China, or the CAC, and (iii) have not received or were denied such requisite permissions by any PRC authority. On February 17, 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, which will take effect from March 31, 2023. The Overseas Listing Trial Measures require the Chinese domestic companies’ overseas offerings and listings of equity shares, depositary receipts, convertible bonds, preferred shares or other equity securities be filed with the CSRC. See “Item 1. Business – Government Regulation – PRC Regulation – Regulations Relating to Overseas Listing”. If we were deemed as an indirect overseas listed Chinese domestic company subject to the filing requirements under the Overseas Listing Trial Measures, our offering of equity securities on the NASDAQ Global Select Market or Hong Kong Stock Exchange in the future would be required to be filed with the CSRC within three working days after the offering is completed.
As of the date of this annual report, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filing or other procedures in connection with offering our equity securities in overseas stock markets from the CSRC or any other PRC governmental or regulatory authorities that have jurisdiction over our operations. However, there remains significant uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, including the Overseas Listing Trial Measures. If it is determined that filing or other procedure with the CSRC or any other regulatory authority is required for issuing our equity securities in overseas stock markets, it is uncertain whether we will be able to and how long it would take for us to complete the filing despite our efforts. If we, for any reason, are unable to complete, or experience significant delays in completing the requisite filing or other procedure(s), we may face sanctions by the CSRC or other Chinese regulatory authorities as applicable. These regulatory authorities may impose fines and penalties on our operations in the PRC, limit our ability to pay dividends outside of China, limit our operations in the PRC, delay or restrict the repatriation of funds into the PRC or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our ADSs, ordinary shares and RMB Shares.
Cash Management Policies and Procedures
Under our Capitalization and Financing Policy, the frequency and amount of intercompany transfers of funds is determined based on the working capital needs of our subsidiaries and intercompany transactions, and is subject to internal approval processes and funding arrangements. Our management reviews and monitors our cash flow forecast and working capital needs of our subsidiaries on a regular basis. In addition, capital contributions and intercompany loan arrangements are subject to local jurisdiction and banking regulations. In this regard, we have not faced difficulties or limitations in our ability to transfer cash between subsidiaries in any of our operating jurisdictions.
During the normal course of our business, cash is transferred between our subsidiaries via wire transfer to and from bank accounts to pay certain business expenses. Cash is maintained by BeiGene, Ltd. in its bank account and transferred to its subsidiaries when necessary to strengthen our business capabilities, such as paying for new office development, or marketing expenses. In addition, cash may be used by BeiGene, Ltd. to meet corporate expenses such as audit fees, attorneys’ fees, stock exchange listing fees, IR/PR expenses, research and development costs and corporate administrative support expenses.
Cash is transferred between subsidiaries in the form of capital contributions or through intercompany advances or loans, as follows:
•Cash may be transferred between BeiGene HK and its operating subsidiaries in mainland China through intercompany loans and capital contributions, and there are currently no restrictions on transferring funds between BeiGene HK and its subsidiaries in mainland China. Cash generated from BeiGene HK is used to fund operations of its subsidiaries, and no funds were transferred from BeiGene HK’s subsidiaries in mainland China to fund operations of other BeiGene subsidiaries outside of mainland China for the year ended on December 31, 2021 and December 31, 2022. For the year ended December 31, 2021 and December 31, 2022, the amount of cash transferred between BeiGene HK and its subsidiaries in mainland China was $44 million and $351 million, respectively.
•Cash may be transferred between BeiGene UK and/or BeiGene Switzerland and their respective operating subsidiaries through intercompany fund advances and capital contributions. There are currently no restrictions on transferring funds between BeiGene UK or BeiGene Switzerland and their respective operating subsidiaries. Cash generated from BeiGene UK and BeiGene Switzerland are used to fund operations of their respective subsidiaries, and no funds were transferred from BeiGene UK’s subsidiaries or from BeiGene Switzerland’s subsidiaries to fund operations of other BeiGene subsidiaries (such as BeiGene HK and its subsidiaries in mainland China) for the year ended on December 31, 2021 and December 31, 2022. For the year ended December 31, 2021 and December 31, 2022, the amount of cash transferred between BeiGene UK to its respective subsidiaries was $2 million and $4 million, respectively. For the years ended December 31, 2021 and December 31, 2022, the amount of cash transferred between BeiGene Switzerland to its respective subsidiaries was $25 million and $65 million, respectively.
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
As part of our mission to create the innovative medicines to serve the patients, we continue to advance our environmental, social and governance ("ESG") efforts, including enhancing the diversity and inclusiveness of our workplace. We believe that diversity of backgrounds and ideas inspires creativity and helps us create the innovative medicines patients need. We appreciate one another’s differences and strengths, and are proud to be an equal opportunity employer. BeiGene does not discriminate on the basis of race, religion, color, sex, gender identity, sexual orientation, age, non-disqualifying physical or mental disability, national origin, veteran status or any other basis covered by applicable law. All employment is decided on the basis of qualifications, merit, and business need. Further, we have policies in place that prohibit harassment of all kinds. We maintain an inclusive culture where all voices are welcomed, heard, and respected.
As of January 31, 2023, we had approximately 9,200 full-time employees worldwide, with approximately 1,300 employees in the United States and approximately 7,900 employees outside of the United States. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries. We have never experienced any employment-related work stoppages, we also track voluntary and involuntary turnover rates and we consider our relations with our employees to be good.
Environmental, Social and Governance Strategy
BeiGene’s mission is to expand access to high-quality, affordable medicines to billions more people globally. We are driven to deliver affordable medicines to all and create a more equitable and sustainable world for our patients, employees, and our communities. In 2022, we announced our global ESG strategy, Change Is the Cure, which guides our efforts across five focus areas: advancing global health, empowering people, innovating sustainably, supporting communities, and operating responsibly. Within each focus area, we have identified two strategic priorities against which we have set concrete targets. We will report our progress against these targets and announce new goals in our 2022 ESG Report which will be published in late April 2023.
While we are at the start of our ESG journey, we are proud of the progress we have made to date. We joined the United Nations Global Compact in 2022 and have aligned our efforts with UN Sustainable Development Goals. In 2022, we announced new measures to understand and further mitigate our climate impacts. We will share progress on those measures and announce new targets in our 2022 ESG Report.
We know that access to oncology treatments lags in many parts of the world, particularly in low-income countries. To help close this health equity gap, BeiGene became a founding member of the Union for International Cancer Control’s Access to Oncology Medicines Coalition which focuses on improving access to innovative medicines in lower-income countries and supporting them in developing the capacity to provide proper treatment for patients.
We believe that our people are critical to our success and, as a global company, we know that sharing diverse ideas and perspectives spurs greater innovation and enhances our ability to deliver results. Our culture celebrates and encourages the voices of all our employees and promotes a respectful, collaborative environment. In 2020, we formed the Inclusion, Diversity, Equity, and Awareness (“IDEA”) Council to provide a forum for U.S. employees to explore issues of diversity, equity, inclusion, and belonging. Introduced first in the U.S., the IDEA Council is now global, with members in geographies including Canada, Europe, China, and Australia. In 2022, we completed a three-year diversity, equity, inclusion and belonging strategy. Details will be shared in our 2022 ESG Report.
In addition to directly supporting patients through the delivery of cutting-edge therapies, we strive to support our communities through research, education, and sponsorships. We support patient advocacy organizations, charitable foundations, and hospitals through cash and in-kind donations.

More details about our ESG strategy, goals and progress to date will be available in our 2022 ESG Report, which will be developed with reference to the Global Reporting Initiative Standards and published in late April 2023. Our previous ESG Reports can be found online at: https://hkexir.beigene.com/governance/esg-report/.
Financial Information
The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled “Part II-Item 8-Financial Statements and Supplementary Data.” For financial information regarding our business, please see the section of this Annual Report titled “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.
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
Available Information
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC, in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act. Additionally, we make available on our website our securities filings with the HKEx and the Shanghai Stock Exchange. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC, the HKEx, and the SSE. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

Item 1A. Risk Factors
The following section includes material factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report, including our financial statements and the related notes and “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs, ordinary shares, or RMB Shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our ADSs, ordinary shares, and RMB Shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Please refer to the explanation of the qualifications and limitation on forward-looking statements set forth on page 1 hereof.
Risks Related to Clinical Development and Commercialization of Our Medicines and Drug Candidates
Our medicines may fail to achieve and maintain the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
Our medicines may fail to achieve and maintain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our medicines. If our medicines do not achieve and maintain an adequate level of market acceptance, the sales of our medicines may be limited and we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our medicines will depend on a number of factors, including: the clinical indications for which our medicines are approved; physicians, hospitals, cancer treatment centers, and patients considering our medicines safe and effective; government agencies, professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations, and organizations recommending our medicines and reimbursement; the perceived advantages and relative cost of alternative treatments; the prevalence and severity of any side effects; product labeling, including limitations or warnings, or product insert requirements of regulatory authorities; the timing of market introduction of our medicines as well as competitive medicines; the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities; and the effectiveness of our sales and marketing efforts.
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
We became a commercial-stage company in 2017, when we entered into a license and supply agreement with Celgene Logistics Sàrl, now a Bristol Myers Squibb Company ("BMS"), to commercialize three of BMS’s approved cancer therapies, in the People's Republic of China ("PRC" or "China"). In October 2019, we entered into a collaboration with Amgen for its commercial-stage oncology products and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. We received the first approvals for our internally developed drug candidates in late 2019 in the United States, in 2020 in China, and in 2021 in Europe. Given this, we have limited experience in commercializing our internally developed and in-licensed medicines, including building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, and managing distributors and a sales force for our medicines. As a result, our ability to successfully commercialize our medicines may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in launching medicines.
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
The development and commercialization of new medicines is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell medicines or are pursuing the development of medicines for the treatment of cancer for which we are commercializing our medicines or developing our drug candidates. For example, BRUKINSA, tislelizumab, and pamiparib face substantial competition, and some of our products face or are expected to face competition from generic therapies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing, and commercialization.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our medicines. Our competitors also may obtain approval from regulatory authorities for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and/or slow our regulatory approval.
Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and marketing personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive later stage therapy and who have the potential to benefit from treatment with our medicines and drug candidates, may prove to be inaccurate or based on imprecise data. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our medicines and drug candidates may be limited or may not be amenable to treatment with our medicines and drug candidates. Even if we obtain significant market share for our medicines and drug candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first- or second-line therapy.
If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate levels of reimbursement, our commercial success and business operations could be adversely affected.
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our medicines will depend substantially, both domestically and abroad, on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. For additional information, please see the section of this Annual Report titled “Part I —Item 1 — Business — Government Regulation — Pharmaceutical Coverage, Pricing, and Reimbursement.”
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
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Furthermore, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.
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
In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the "NRDL"), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. There can be no assurance that our medicines and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA, tislelizumab, pamiparib and XGEVA have been included in the NRDL. While the demand for these medicines has generally increased after inclusion in the NRDL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations. We prepare for the NRDL negotiations in China for our eligible medicines/indications annually. If any of these medicines/indications are not included in the NRDL or included at a significantly lower price, the revenues for such medicines could be limited, which could have a material adverse effect on our business, financial condition and results of operations.
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
If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if they raise safety concerns, we may be delayed in obtaining regulatory approval for our drug candidates, or not obtain regulatory approval at all; obtain approval for indications that are not as broad as intended; have the drug removed from the market after obtaining regulatory approval; be subject to additional post-marketing testing requirements; be subject to warning labels or restrictions on how the drug is distributed or used; or be unable to obtain reimbursement or obtain reimbursement at a commercially viable level for use of the drug.
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
Risks Related to Regulatory Approval and Extensive Government Regulation
All material aspects of the research, development, manufacturing and commercialization of pharmaceutical products are heavily regulated, and we may face difficulties in complying with or be unable to comply with such regulations, which could have a material adverse effect on our business.
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
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE® in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. For additional information, please see the section of this Annual Report titled “Legal Proceedings”. Additionally, although we have obtained regulatory approvals of our medicines, regulatory authorities could suspend or withdraw these approvals. In any event, the receipt of regulatory approval does not assure the success of our commercialization efforts for our medicines.
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

It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.
Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal FCA as well as under the false claims laws of several states. Neither the U.S. government nor the U.S. courts have provided definitive guidance on the applicability of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, individual imprisonment, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Furthermore, if any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may adversely affect our business.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule (“FSS”) pricing program, and the Tricare Retail Pharmacy program, which require us to disclose average manufacturer pricing, and, in the future may require us to report the average sales price for certain of our drugs to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. For example, in the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements increase our costs and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. Additionally, our agreement to participate in the 340B program or our Medicaid drug rebate agreement could be terminated, in which case federal payments may not be available under Medicaid or Medicare Part D for our covered outpatient drugs. Additionally, if we overcharge the government in connection with our arrangements with FSS or Tricare Retail Pharmacy, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations. Additionally, certain pharmaceutical manufacturers are involved in ongoing litigation regarding contract pharmacy arrangements under the 340B program. The outcome of those judicial proceedings and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies remain uncertain.
The approval processes of regulatory authorities in the United States, China, Europe and other comparable regulatory authorities are lengthy, time consuming, costly, and inherently unpredictable. If we experience delays or are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
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
Regulatory authorities outside of the United States, such as the China National Medical Products Administration ("NMPA") and European Medicines Agency ("EMA"), also have requirements for approval of medicines for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements, approval processes and review periods can vary from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Seeking regulatory approvals outside of the United States could require additional nonclinical studies or clinical trials, which could be costly and time consuming. For all of these reasons, we may not obtain regulatory approvals on a timely basis, if at all.
The processes required to obtain approval by the FDA, the NMPA, the EMA, and other comparable regulatory authorities is complex, costly, unpredictable and typically takes many years following the commencement of preclinical studies and clinical trials and depends on numerous factors, including the substantial discretion of the regulatory authorities. Regulatory approval is never guaranteed. Furthermore, we have limited experience in obtaining regulatory approvals for our drug candidates, including preparing the required materials for regulatory submission and navigating the regulatory approval process. As a result, our ability to successfully obtain regulatory approval for our drug candidates may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in obtaining regulatory approvals.
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
For example, in June 2022, the FDA extended the Prescription Drug User Fee Act goal date for the supplemental new drug application ("sNDA") for BRUKINSA as a treatment for adult patients with CLL or SLL by three months to January 2023, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. In July 2022, the FDA deferred action on the BLA for tislelizumab as a second-line treatment for patients with unresectable or metastatic ESCC. In the FDA's general advice letter communicating the deferral of action, the FDA cited only the inability to complete inspections due to COVID-19 related restrictions on travel as the reason for the deferral and did not provide a new anticipated action date as they continue to monitor the public health situation and travel restrictions.
Delays in the completion of a clinical trial of any of our drug candidates will increase our costs, slow down our drug development and approval process, and jeopardize our ability to commence product sales and generate revenues for that candidate. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA, BLA or other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. For additional information, please see the section of this Annual Report titled “Legal Proceedings”.
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
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the accelerated approval of BRUKINSA in the United States and China and certain approvals of tislelizumab, pamiparib, XGEVA, BLINCYTO, KYPROLIS and QARZIBA in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) recently granted the FDA the authority to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to granting accelerated approval or within a specified time period after the date accelerated approval is granted. FDORA also gave the FDA increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner or such studies fail to verify clinical benefit. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval. For example, the FDA generally requires that all advertising and promotional materials be submitted to the FDA for review prior to dissemination or publication for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.
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
Our ability to commercialize our medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations. For additional information, please see the section of this Annual Report titled “Part I — Item 1A — Risk Factors Risks Related to Clinical Development and Commercialization of Our Medicines and Drug Candidates — If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate level of reimbursement, our commercial success and business operations could be adversely affected.”
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
In China, the government launched a national program for volume-based, centralized drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. Under the program, one of the key determining factors for a successful bid is the price. The government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in January 2020, ABRAXANE and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE under the government contract that would have been significantly lower than the price that we had been charging. On March 25, 2020, the NHSA removed ABRAXANE from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE, which has adversely impacted our business and results of operations. In August 2020, VIDAZA® and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA, which has resulted in the drug being restricted from use in public hospitals, which account for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations.
Although China adopted changes to its patent law to include patent term extension and an early resolution mechanism for pharmaceutical patent disputes, key provisions of the law remain unclear and/or subject to implementing regulations. The absence of effective regulatory exclusivity for pharmaceutical products in China could further increase the risk of early generic or biosimilar competition with our medicines in China.
In the United States, a law commonly referred to as “Hatch-Waxman Act” provides the opportunity for patent-term restoration of up to five years to reflect patent term lost during certain portions of product development and the FDA regulatory review process. The Hatch-Waxman Act also provides for patent linkage, pursuant to which FDA will stay approval of certain follow-on new drug applications during the pendency of litigation between the follow-on applicant and the patent holder or licensee, for a period of up to 30 months. Finally, the Hatch-Waxman Act provides for regulatory exclusivity that can prevent submission or approval of certain follow-on marketing applications. For example, U.S. law provides a five-year period of exclusivity to the first applicant to obtain approval of a new chemical entity and three years of exclusivity protecting certain innovations to previously approved active ingredients where the applicant was required to conduct new clinical trials to obtain approval for the modification. Similarly, the Orphan Drug Act provides seven years of market exclusivity for certain drugs to treat rare diseases. These provisions, which are designed to promote innovation, can prevent competing products from entering the market for a certain period of time after marketing approval for the innovative product.
In China, however, laws on data exclusivity (referred to as regulatory data protection) are still developing. The PRC Patent Law (as amended in 2020, the “Amended PRC Patent Law”) contains both patent term extension and a mechanism for early resolution of patent disputes. Accordingly, NMPA and NIPA jointly issued the Implementation Measures for the Early Settlement Mechanism of Drug Patent Disputes (for Trial Implementation). However, the provisions for patent term extension are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and implementation. Until the relevant implementing regulations for patent term extension in the Amended PRC Patent Law are implemented, and until data exclusivity is adopted and implemented, we may be subject to earlier generic or biosimilar competition in China than in the United States and other jurisdictions with stronger regulatory data protection for pharmaceutical products.
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
We plan to develop certain of our medicines and drug candidates for use as a combination therapy. If a regulatory authority revokes its approval of the other therapeutic that we use in combination with our medicines or drug candidates, we will not be able to market our medicines or drug candidates in combination with such revoked therapeutic. If safety or efficacy issues arise with these or other therapeutics that we seek to combine with our medicines and drug candidates in the future, we may experience significant regulatory delays, and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any component of our combination medicines or drug candidates, we may not be able to complete clinical development of our drug candidates on our current timeline or at all, or we may experience disruptions in the commercialization of our approved medicines. For example, we have in-licensed drug candidates from third parties to conduct clinical trials in combination with our drug candidates. We may rely on those third parties to manufacture the in-licensed drug candidates and may not have control over their manufacturing process. If these third parties encounter any manufacturing difficulties, disruptions or delays and are not able to supply sufficient quantities of drug candidates, our drug combination study program may be delayed. For additional information, please see the section of this Annual Report titled “Part I — Item 1A — Risk Factors — Risks Related to Our Reliance on Third Parties — We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.”
Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our medicines and drug candidates and affect the prices we may obtain.
In the United States, China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. For example, in August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our medicines and drug candidates. For additional information, please see the section of this Annual Report titled “Part I — Item 1 — Business – Government Regulation – Healthcare Reform.”
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from up-front license fees from collaboration agreements. As of December 31, 2022, we had an accumulated deficit of $7.1 billion. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
We expect to continue to incur losses for the foreseeable future, although we expect these losses to decrease in the near term as product sales growth exceeds expense growth. We expect expenses to continue to increase as we continue to expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, commercialize our medicines and launch new medicines, if approved, maintain and expand regulatory approvals, contribute up to $1.25 billion to the global development of a portfolio of Amgen pipeline assets under our collaboration agreement, and commercialize the medicines that we have licensed from Amgen, BMS and other parties and any other medicines that we may successfully develop or license. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company. We will also incur costs in support of our growth as a global biotechnology company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing our approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If we fail to achieve market acceptance for our medicines or if promising drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research, development, manufacturing and commercialization efforts, expand our business or continue our operations.
We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development of our drug candidates or achieve profitability.
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.5 billion, $1.3 billion and $1.3 billion of net cash during the years ended December 31, 2022, 2021 and 2020, respectively. We recorded negative net cash flows from operating activities in 2022, 2021 and 2020 primarily due to our net losses of $2.0 billion, $1.5 billion and $1.6 billion, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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
With uncertainty in the capital markets, adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. Our inability to obtain additional funding when we need it could seriously harm our business.
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
In addition, there are limited instruments available for us to reduce our foreign currency risk exposure at reasonable costs. Furthermore, we are also currently required to obtain approval from or registration with appropriate government authorities or designated banks before converting significant sums of foreign currencies into RMB. All of these factors could materially and adversely affect our business, financial condition, results of operations, and prospects, and could reduce the value of, and any dividends payable on, our shares in foreign currency terms.

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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $3.9 billion, restricted cash of $5.5 million and short-term investments of $665.3 million as of December 31, 2022, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of December 31, 2022, our short-term investments consisted of U.S. Treasury securities.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States, the PRC and other countries. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the "USPTO") or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings or similar proceedings in foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our medicines or drug candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize medicines or drug candidates without infringing, misappropriating or otherwise violating third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge the priority of our invention or other features of patentability of our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology, medicines, and drug candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our medicines or drug candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
Furthermore, although various extensions may be available, the life of a patent and the protection it affords, is limited. For example, the approved cancer therapies we have licensed from BMS in China face competition from generic medications, and we may face similar competition for our approved medicines even if we successfully obtain patent protection. Manufacturers of generic drugs may challenge the scope, validity or enforceability of our patents, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. The issued patents and pending patent applications, if issued, for our medicines and drug candidates are expected to expire on various dates as described in “Part I-Item 1-Business-Intellectual Property” of this Annual Report. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.
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
Filing, prosecuting, maintaining and defending patents on drugs or drug candidates in all countries throughout the world could be prohibitively expensive for us, and our intellectual property rights in some countries can have a different scope and strength than in the United States. In addition, the laws of certain countries do not protect intellectual property rights to the same extent as U.S. laws do, particularly those relating to biopharmaceutical products. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing drugs made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and further, may export otherwise infringing drugs to non-U.S. jurisdictions where we have patent protection, but where enforcement rights are not as strong as those in the United States. These drugs may compete with our medicines and drug candidates and our patent rights or other intellectual property rights may not be effective or adequate to prevent them from competing. In addition, we may not be able to enforce patents that we in-license from third parties, who may delay or decline to enforce patents in the licensed territory.
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
In addition, generic drug companies may in the future file an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval to market a generic version of our products, or our competitors’ products, before the expiration of the patents covering such products, which may trigger ANDA litigation over the associated patent. Settlements and related licensing agreements resulting from ANDA litigation can be challenged and have the potential to generate additional litigation which can be costly. The success of such litigation depends on the strength of the patents covering the branded product and the manufacturer’s ability to prove infringement. The outcome of such litigation is inherently uncertain and may result in potential loss of market exclusivity for the product which may have a significant financial impact on product revenue. Furthermore, the Federal Trade Commission (“FTC”) has brought lawsuits to challenge ANDA litigation settlements as anti-competitive. If we engage in ANDA litigation, we may also face an FTC challenge with respect to the related settlement which may result in additional expense or penalty.
Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce and/or defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. An adverse result in any litigation proceeding could put our patents, as well as any patents that may issue in the future from our pending patent applications, at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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
Depending upon the timing, duration and specifics of FDA marketing approval of our medicines and drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, although the Amended PRC Patent Law includes patent term extension, the patent term extension provision of the law is unclear and/or remains subject to the approval of implementing regulations that are still in draft form and soliciting comments, leading to uncertainty about its scope and implementation. As a result, the patents we have in the PRC are not yet eligible to be extended for patent term lost during clinical trials and the regulatory review process. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
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
Although we manufacture commercial supply of tislelizumab, zanubrutinib, and pamiparib at our manufacturing facilities in China, and are constructing a commercial-stage biologics manufacturing and clinical R&D center in New Jersey and a new small molecule manufacturing campus in Suzhou, China, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. ("Boehringer Ingelheim") and entered into a commercial supply agreement for BRUKINSA with Catalent Pharma Solutions, LLC ("Catalent"). In addition, we generally rely on our collaboration partners and their third-party manufacturers for supply of in-licensed medicines in China. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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

•our third-party manufacturers might be unable to timely manufacture our medicines and drug candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. This may, in the future, require us to transfer manufacturing technology to a different manufacturer or use a different process, each of which would be both time consuming and costly and potentially require us to conduct comparative studies to determine bioequivalence of the new and prior manufacturers' products or the new and old processes;
•manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies in the United States to ensure strict compliance with good manufacturing practice ("GMP") requirements and other government regulations and by other comparable regulatory authorities for corresponding non-U.S. requirements. Manufacturers may be unable to comply with these GMPs which may result in fines and civil penalties, suspension of production, suspension, delay or withdrawal of product approval, or product seizure or recall. We do not have control over third-party manufacturers’ compliance with these regulations and requirements;
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
•our contract manufacturers and drug component suppliers may be subject to disruptions in their business, including unexpected demand for or shortage of raw materials or components, cyber-attacks on supplier systems, labor disputes or shortage and inclement weather, as well as natural or man-made disasters or pandemics; and
•manufacturing partners may require us to fund capital improvements to support scale-up of manufacturing and related activities to the extent our drug candidates or medicines become approved for commercial sale.
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. For additional information, please see the section of this Annual Report titled “Legal Proceedings”.
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
In August 2017, we acquired Celgene's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, REVLIMID, VIDAZA and ABRAXANE. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this Annual Report titled “Legal Proceedings”.
In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA, BLINCYTO and KYPROLIS and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG ("Novartis"), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in North America, Japan, the EU, and six other European countries. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan.
Our strategic collaborations with Amgen, Novartis and BMS involve numerous risks. We cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaborations. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the license agreement in 2017, was terminated in June 2019 in advance of the acquisition of Celgene by BMS, and we received a termination notice in October 2021 to terminate our license agreement for ABRAXANE in China.
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
Before a third party can begin commercial manufacture of our medicines, they are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products, any potential third-party manufacturer may be unable to initially pass regulatory inspections in a timely or cost-effective manner in order for us to obtain regulatory approval. If contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our or our collaborators' contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we or our collaborators' contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this Annual Report titled “Legal Proceedings”.
If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA, BLINCYTO and KYPROLIS in China, and the global development and commercialization in China of a portfolio of Amgen's clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. Additionally, Amgen has advised us that its applications to the Human Genetic Resources Administration of China ("HGRAC") to obtain approval to conduct clinical studies in China for the pipeline assets, including its application for LUMAKRAS (sotorasib) ("AMG 510"), a first-in-class KRAS G12C inhibitor, were delayed between 2020 and 2022. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. In connection with our ongoing assessment of the Collaboration Agreement cost-share contributions, we determined that our further investment in the development of AMG 510 was no longer commercially viable for BeiGene. As a result, in February 2023, we entered into an amendment to the Collaboration Agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the anticipated termination of AMG 510 from the Collaboration Agreement. We do not expect the HGRAC delay to affect the conduct of the clinical trials in China for our drug candidates, other than assets that are part of the Amgen collaboration. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
At the beginning of 2022, we had approximately 8,000 employees, and we ended the year with more than 9,000 employees, an increase of 15%. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
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
Further to the draft HGR implementing rules, the Cyberspace Administration of China ("CAC") released the final Measures of Cross-Border Data Transfer Security Assessment on July 7, 2022 (effective as of September 1, 2022), under which any transfer of certain "important data" out of China shall trigger a security assessment to be conducted by the government. The term "important data" is a broadly defined term under the Cybersecurity Law and Data Security Law, and further clarifications need to be put in place by the government before international companies could find a practical way to comply. However, under the latest draft Important Data Identification Guidance, HGR data is classified as "important data," and if the guidance is finalized as is, it can be expected that this new cross-border data transfer rule may create considerable additional regulatory burdens on international companies' human gene-involved R&D activities in China (i.e., adding a third layer of CAC's regulatory approval in addition to HGRAC's and NMPA's).
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
We manufacture some of our medicines and intend to manufacture some of our drug candidates, if approved. Failure to comply with regulatory requirements could result in sanctions being imposed against us and delays in completing and receiving regulatory approvals for our manufacturing facilities, or damage to, destruction of or interruption of production at such facilities, could delay our development plans or commercialization efforts.
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
In addition, if we undertake acquisitions or strategic collaborations, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For example, in connection with our transaction with Amgen, we issued to Amgen a total of 206,635,013 ordinary shares in the form of ADSs in January 2020, representing 20.5% of the then issued share capital of the Company after giving effect to the share issuance, which resulted in Amgen becoming our largest shareholder and the ownership of our existing shareholders being diluted.
PRC regulations and rules concerning mergers and acquisitions, including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the "M&A Rules"), and other regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC (the "MOFCOM") be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, according to the Anti-Monopoly Law of the PRC, which was amended in June 2022 and became effective as of August 1, 2022, and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the State Administration for Market Regulation (the "SAMR") when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In addition, the Measures for Security Review of Foreign Investment jointly issued by the National Development and Reform Commission and MOFCOM and the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the "Security Review Rules") issued by the MOFCOM specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.
We may also be subject to similar review and regulations in other jurisdictions, such as the laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (the "CFIUS") and other agencies, including the Foreign Investment Risk Review Modernization Act (the "FIRRMA"), which became effective in February 2020.
Furthermore, according to the Overseas Listing Trial Measures, if a Chinese overseas listed company issues overseas listed securities to acquire assets, such issuance would be subject to filing requirements with the CSRC.
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
In the United States, Europe, China, and many other jurisdictions where we operate, we are subject to laws and regulations that address privacy, personal information protection and data security at both the federal and State levels. Numerous laws and regulations, including, without limitation, privacy laws (such as the European Union's General Data Protection Regulation ("GDPR") or similar laws), security breach notification laws (such as Australia's amendment to the Privacy Act), health information privacy laws (such as the United States' Health Insurance Portability and Accountability Act ("HIPAA") and the Human Genetic Resources Administration of China's rules), and consumer protection laws (such as the United States' Federal Trade Commission's unfair or deceptive practices rules or California's Consumer Privacy Act and California's Privacy Rights Act), govern the collection, use, disclosure and protection of health-related and other personal information. A subset of these laws also have strict requirements governing the cross-border transmission of personal information (see —“Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), regulations and guidelines relating to the multi-

level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.”).
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
Given the variability and evolving state of these laws, we face uncertainty as to the exact interpretation of the new requirements, and we may face challenges in implementing all measures required by regulators or courts in their interpretation. Additionally, we may experience a reportable data breach (see —"Our information technology systems, or those used by our contractors or collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization efforts"). Any failure or perceived failure by us to comply with applicable laws and regulations could subject us to significant administrative, civil or criminal fines or other penalties and negatively impact our reputation. For severe violations, in some countries these laws even allow courts and government agencies to delay or halt transfer of personal information, require deletion of personal information, or even order we stop collection of personal information in that country. All of these could materially harm our business, prospects, and financial condition or even disrupt our operations.
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
Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.
China has implemented extensive data protection, privacy and information security rules and is considering a number of additional proposals relating to these subject areas. We face significant uncertainties and risks related to these laws, regulations and policies, some of which were only recently enacted, and the interpretation of these legal requirements by government regulators as applied to biotechnology companies like us. For example, we do not maintain, nor do we intend to maintain in the future, personally identifiable health information of patients in China. We do, however, collect and maintain de-identified or pseudonymized health data for clinical trials in compliance with local regulations. This data could be deemed “personal data” or “important data” by government regulators. With China’s growing emphasis of its sovereignty over data derived from China, the outbound transmission of de-identified or pseudonymized health data for clinical trials may be subject to the new national security legal regime, including the Data Security Law, the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), the PIPL, and various implementing regulations and standards.
China’s Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the relevant PRC authority. The classification of data is based on its importance in economic and social development, as well as the degree of harm expected to be caused to national security, public interests, or the legitimate rights and interests of individuals or organizations if such data is tampered with, destroyed, leaked, or illegally acquired or used.
The Cyber Security Law requires companies to take certain measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt an MLPS, under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. The CAC released draft amendments to the Cyber Security Law in September 2022, which propose to impose more stringent legal liabilities for violations. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong, from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cybersecurity. The grading result will determine the set of security protection obligations that entities must comply with and when relevant government authority examination and approval is required.

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
Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China. PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. The Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines, suspension of relevant business, and revocation of business permits or licenses. Moreover, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which became effective as of September 1, 2022. According to these measures, personal data processors are subject to security assessment prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor who has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of last year; or (iv) other circumstances as requested by the CAC. Any cross-border data transfer activities conducted in violation of the Measures for the Security Assessment of Cross-border Data Transmission before the effectiveness of these measures are required to be rectified by March 2023. Though these measures have already taken effect, substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.
The CAC has taken action against several Chinese internet companies listed on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law of the People’s Republic of China (the “National Security Law”), the Cyber Security Law and the Cybersecurity Review Measures. Effective February 15, 2022, the CAC, together with 12 other PRC governmental authorities, promulgated the Revised Cybersecurity Review Measures, pursuant to which critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. The relevant competent governmental authorities may also initiate a cybersecurity review against the relevant operators if the authorities believe that the network product or service or data processing activities of such operators affect or may affect national security. There are still uncertainties as to the exact scope of network product or service or data processing activities that will or may affect national security, and the PRC government authorities may have discretion in the interpretation and enforcement of these measures.
Additionally, the CAC published the draft Administrative Regulations on Cyber Data Security (“Draft Cyber Data Security Regulations”), pursuant to which data processors shall apply for cybersecurity review if they engage in (i) merger, reorganization or division of internet platform operators with significant data resources related to national security, economic development or public interests that affects or may affect national security; (ii) overseas listing while processing over one million users’ personal information; (iii) Hong Kong listing that affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. The Draft Cyber Data Security Regulations further require data processors processing important data or going public overseas to conduct annual data security self-assessment and submit an assessment report to the CAC before January 31 each year. As the Draft Cyber Data Security Regulations were released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty.

It is unclear how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and the imposition of any such penalties on our business could cause a material adverse effect on our business, financial condition, results of operations, prospects and the trading price of our ordinary shares, ADSs and RMB Shares, and could lead to our delisting from the Nasdaq. As of the date of this report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures and the Draft Cyber Data Security Regulations. However, there remains uncertainty as to how the regulations if enacted as currently proposed, will be interpreted or implemented and whether the Chinese regulatory authorities will adopt additional regulations. We intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised Cybersecurity Review Measures, the Draft Cyber Data Security Regulations or other laws and regulations related to privacy, data protection and information security.
Additionally, the Standing Committee of the National People’s Congress of the PRC promulgated the PIPL, which expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The PIPL also provides that critical information infrastructure operators and personal information processing entities that process personal information meeting a volume threshold are also required to store in China personal information generated or collected in China, and to pass a security assessment for any export of such personal information. Lastly, the PIPL contains proposals for significant fines for serious violations of up to RMB50 million, or 5% of annual revenues from the prior year, and penalties, including that companies found to have violated the PIPL may be ordered to suspend any related activity.
Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with the Cyber Security Law, the Data Security Law and the PIPL could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulation, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital in the U.S. and other markets in the future.
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

Our financial and operating performance may be adversely affected by public health crises, natural catastrophes, or other disasters outside of our control.
Our global operations and those of our third-party contractors and collaborators expose us to natural or man-made disasters, such as earthquakes, hurricanes, floods, fires, explosions, public health crises, such as epidemics or pandemics, terrorist activity, wars, or other business interruptions outside of our control. Furthermore, we do not maintain any insurance other than property insurance for some of our buildings, vehicles and equipment. Accordingly, unexpected business interruptions resulting from disasters could disrupt our operations and thereby result in substantial costs and diversion of resources. For example, our Guangzhou manufacturing facility was hit by a typhoon in 2019 and although the typhoon did not cause material damage to the facility, the boundary area and the adjacent land were flooded, causing a power outage for a few days. Afterwards, we built a gutter along the boundary and installed waterproof electricity cables to fortify the facility and to help prevent future interruptions. A significant disruption at either our Guangzhou or Suzhou manufacturing facilities, even on a short-term basis, could impair our ability to timely produce products, which could have a material adverse effect on our business, financial position and results of operations.
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
We also rely in part on third-party manufacturers to produce and process our medicines and drug candidates. Our ability to obtain supplies of our medicines and drug candidates could be disrupted if the operations of these suppliers are affected by man-made or natural disasters, public health epidemics or other business interruptions which could cause us to delay or cease development or commercialization of some or all of our medicines and drug candidates. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. For example, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
In particular, the COVID-19 pandemic has impacted and could continue to negatively impact our business and our financial performance, including causing a delay in or the inability of health authorities to complete regulatory inspections of our development activities, regulatory filings or manufacturing operations. Our clinical development and commercial efforts could be delayed or otherwise negatively impacted, as patients may be reluctant to go to the hospitals to receive treatment, or our regulatory inspections or regulatory filings and approvals could be delayed. We have already experienced delays in clinical trial recruitment. Additionally, the commercial or clinical supply of our medicines and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.
In addition, the COVID-19 pandemic resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. As needed, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely or suspending or limiting non-essential travel worldwide for our employees. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism or employee turnover, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our business, results of operations, and financial condition. The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments, which are highly uncertain, such as the duration of the pandemic, the severity of COVID-19, including the continued emergence of new variants, developments or perceptions regarding the safety of vaccines, or any additional preventative and protective actions taken to contain the pandemic or treat its impact. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.
Climate change manifesting as physical or transition risks, included related environmental regulation, could have a material adverse impact on our business operations, clients and customers.
The long-term effects of climate change are difficult to assess and predict. Our business and the activities of our clients and customers could be impacted by climate change. Climate change could manifest as a financial risk either through changes in the physical climate or from the process of transitioning to a low-carbon economy, including related environmental regulation of companies with respect to risks posed by climate change.
The physical impacts of climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Furthermore, related environmental regulation as a response to climate change could result in additional costs in the form of taxes and investments of capital to maintain complacent with such laws. We bear losses incurred as a result of, for example, physical damage to or destruction of our facilities, loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change and could materially adversely affect our business operations, financial position or results of operation.
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
Our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the United States; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. In addition, in 2017 the United Kingdom Financial Conduct Authority ("UKFCA"), which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. On November 30, 2020, the UKFCA announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. While various replacement reference rates have been proposed, an alternative reference rate to LIBOR has not yet been widely adopted. As such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
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
Risks Related to Our Doing Business in the PRC
Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments and the significant oversight and discretion the PRC government has over the conduct of the business operations of our PRC subsidiaries may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.
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
The PRC government has the ability to exert substantial control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.
The PRC government has recently indicated its intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. If the PRC authorities attempt to exercise such control or influence through regulation over our PRC subsidiaries, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, which could adversely affect our business, results of operations and financial condition. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.
For example, the PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack Down on Illegal Securities Activities (the "Securities Opinions"), which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas listed companies.
Furthermore, in July 2021, the PRC government provided guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities ("VIEs"). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Most recently, on February 17, 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines which will take effect from March 31, 2023. According to the Overseas Listing Trial Measures, where Chinese companies that have directly or indirectly listed securities in overseas markets conduct follow-on offering of equity securities in such overseas markets, they shall fulfill the filing procedures with and report relevant information to the CSRC. As the Overseas Listing Trial Measures have just been promulgated, there are substantial uncertainties as to its interpretation and implementation. We cannot assure you that we would not be deemed as an indirect overseas listed Chinese company under the Overseas Listing Trial Measures. If we are deemed as an indirect overseas listed Chinese company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or follow relevant reporting requirements thereunder, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. See also “Item 1. Business – Government Regulation – PRC Regulation – Regulations Relating to Overseas Listing”. We are currently evaluating the implications and potential impact of the Overseas Listing Trial Measures and will continue to closely monitor the interpretation and implementation of the Overseas Listing Trial Measures. Due to our operations in China and stock listings in and outside of China, the Overseas Listing Trial Measures and any future PRC, U.S. or other rules and regulations that place restrictions on capital raising could adversely affect our business and results of operations and could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors, and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless.
On February 24, 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which will come into effect on March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. As the Revised Confidentiality Provisions were recently promulgated and has not taken effect, their interpretation and implementation remain substantially uncertain.

Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how the legislative or administrative regulation making bodies will further respond and what existing or new laws or regulations or detailed implementations and interpretations will be further modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S., Hong Kong, or other stock exchanges. There are still substantial uncertainties as to how PRC governmental authorities will regulate overseas listing in practice and whether we are required to obtain any specific regulatory approvals from the CSRC, CAC or any other PRC governmental authorities for our offshore offerings. If the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our future offshore offerings, we may be unable to obtain such approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, implementation of industry-wide regulations directly targeting our operations could cause the value of our securities to significantly decline. Therefore, investors of our company face potential uncertainty from actions taken by the PRC government affecting our business.
The audit reports included in our previous annual reports on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the "PCAOB"), and as such, investors have previously been deprived of the benefits of such inspections.
Ernst & Young Hua Ming LLP, our auditor from fiscal year 2014 to fiscal year 2021, is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. Since Ernst & Young Hua Ming LLP is located in China, a jurisdiction where the PCAOB had been unable to conduct inspections without the approval of the Chinese authorities, Ernst & Young Hua Ming LLP has not been and is not currently inspected by the PCAOB. Additionally, because we have substantial operations within the PRC, a jurisdiction where the PCAOB was previously unable to conduct inspections without the approval of the Chinese government authorities, Ernst & Young Hua Ming LLP and the audit work that it has carried out for us in the PRC has not historically been able to be inspected independently and fully by the PCAOB.
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
Our ADSs may be delisted and our ADSs and ordinary shares prohibited from trading in the over-the-counter market to the extent the Holding Foreign Companies Accountable Act is further revised or similar legislation is enacted. The delisting of our ADSs, or the threat of their being delisted, may materially and adversely affect the value of your investment.
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, the Holding Foreign Companies Accountable Act ("HFCAA"), was signed into law in December 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. On March 30, 2022, as expected following its adoption of implementing rules pursuant to the HFCAA, the SEC added us to its conclusive list of issuers identified under HFCAA, after being provisionally named as a Commission-Identified Issuer on March 8, 2022, following the filing of our annual report on Form 10-K, which annual report was audited by Ernst & Young Hua Ming LLP. In December 2022, the Accelerating Holding Foreign Companies Accountable Act ("AHFCAA") was signed into law, which amended the HFCAA to shorten the three-year period to two years.
However, as our global business has expanded, we built substantial organizational capabilities outside of the PRC and we have evaluated, designed and implemented business processes and control changes which has enabled us to engage Ernst & Young LLP, located in Boston, Massachusetts, United States, as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting for the fiscal year ending December 31, 2022. We expect that this will satisfy the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the two-year deadline of the AHFCAA.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China, for opening access for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. The PCAOB staff members conducted on-site inspections and investigations from September to November 2022. In December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.
Given that Ernst and Young LLP (United States) now serves as the principal accountant to audit our consolidated financial statements, we expect to be able to comply with the HFCAA and AHFCAA and certify that we have retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate, Ernst & Young LLP (United States), which would preclude a further finding by the SEC that we are a Commission-Identified Issuer and therefore the delisting of our ADSs from the Nasdaq Global Select Market.
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
Proceedings instituted by the SEC against five PRC-based accounting firms and any negative news about the proceedings against these audit firms, including Ernst & Young Hua Ming LLP, could adversely affect the market price of our ADSs, ordinary shares and/or RMB Shares.
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
In 1979, the Chinese government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China's legal system is still developing. The laws, rules and regulations are subject to interpretation and enforcement by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, because of the limited number of published decisions and the non-precedential nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. The regulations in China can change quickly. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
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
It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigations or evidence collection activities within China may further increase the difficulties you face in protecting your interests. For risks associated with investing in us as a Cayman Islands company, see also “—Risks Related to Our Ordinary Shares, ADSs, and RMB Shares—We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law, Chinese law or U.S. law, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.”

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
In addition, the PRC government has announced its plans to enhance its regulatory oversight of China-based companies listed overseas and cross-border law enforcement cooperation. The Securities Opinions called for:
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
There are great uncertainties with respect to the interpretation and implementation of the Securities Opinions and the newly promulgated Overseas Listing Trial Measures. The PRC government may promulgate relevant laws, rules and regulations to impose additional and significant obligations and liabilities on overseas listed China-based companies regarding data security, cross-border data flow, and compliance with China’s securities laws. As a company with operations in China and stock listings in and outside of China, it is uncertain whether or how these laws, rules and regulations and their interpretation and implementation may affect us. However, among other things, our ability to obtain external financing through the issuance of equity securities overseas could be adversely affected if restrictions on overseas fundraising are imposed on companies like us.
The filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to complete such filing or other procedures. If we fail to complete a filing with the CSRC, our future offering application may be impacted and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
Pursuant to the Securities Opinions, Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities outside of China, and update the existing laws and regulations related to data security, cross-border data flow, and administration of classified information. The Securities Opinions emphasized the need to strengthen the administration over illegal securities activities and the need to strengthen the supervision over overseas listings by Chinese companies.
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
Furthermore, on February 17, 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, which will take effect from March 31, 2023, requiring Chinese companies that have already directly or indirectly offered and listed securities in overseas markets to fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. As the Overseas Listing Trial Measures are newly promulgated and have not yet come into effect, their interpretation and implementation are subject to substantial uncertainty. After the effectiveness of the Overseas Listing Trial Measures, we may have to go through the filing process for any follow-on offerings we conduct on the NASDAQ Global Select Market or Hong Kong Stock Exchange within three working days of the completion of our follow-on offerings. If we fail to complete a filing with the CSRC for any of our follow-on offerings, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
As of the date of this report, we have not received any inquiry, notice, warning or sanction regarding completing filing or other procedures in connection with offering our equity securities on the Nasdaq Global Select Market or Hong Kong Stock Exchange from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. However, there remains significant uncertainty as to the interpretation and implementation of regulatory requirements related to securities offerings and other capital markets activities outside of China. If it is determined in the future that the filing or other procedure with the CSRC or any other regulatory authority is required for issuing our equity securities on the Nasdaq Global Select Market or Hong Kong Stock Exchange, it is uncertain whether we will be able to and how long it would take for us to complete the filing or other procedure, despite our best efforts. If we, for any reason, are unable to complete, or experience significant delays in completing, the requisite relevant filing or other procedure(s), we may face sanctions by the CSRC or other Chinese regulatory authorities. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of funds into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our ADSs, ordinary shares, and RMB Shares. In addition, if the CSRC or other regulatory authorities later promulgate new rules requiring that we obtain their approvals or complete filing or other procedures for any future public offerings on the Nasdaq Global Select Market or Hong Kong Stock Exchange, we may be unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such a requirement could have a material adverse effect on the trading price of our ADSs, ordinary shares, and RMB Shares.
To operate our general business activities currently conducted in China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied. The pharmaceutical industry in which we operate is also highly regulated in China. Our Chinese subsidiaries are required to obtain applicable licenses from competent Chinese government authorities for our operations in China, including drug manufacturing licenses, drug trade license, clinical trial authorizations, drug registration certificates, licenses for use of experimental animals, pollutant discharge licenses and permits for urban sewage discharge into drainage pipe network. We believe our PRC subsidiaries have obtained all applicable licenses and permits which are material to our business operations in China.
PRC regulations establish complex procedures for some acquisitions conducted by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2022, these restricted assets totaled $3.5 billion.
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
The PRC Enterprise Income Tax Law (the "EIT Law") and its implementation rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of tax residency has a tax treaty with China that provides for a reduced withholding rate arrangement and such non-PRC resident enterprises constitute the beneficiary of such income.
Pursuant to an arrangement between mainland China and the Hong Kong Special Administrative Region (the "Hong Kong Tax Treaty") and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from PRC entities provided that the recipient holds at least 25% shares of the PRC entities and can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The China government has adopted multiple regulations which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” We own the PRC subsidiaries through BeiGene (Hong Kong) Co., Limited ("BeiGene HK"), a company incorporated under the laws of Hong Kong on November 22, 2010 and a wholly owned subsidiary of the Company. BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.
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
We are not aware of any offshore holding company with a corporate structure similar to ours that has been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we do not believe that our company or any of our overseas subsidiaries should be treated as a PRC resident enterprise. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term "de facto management body." If the PRC tax authorities determine that our Cayman Islands holding company is a resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow and we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as to PRC enterprise income tax reporting obligations. If we are deemed a PRC resident enterprise, dividends paid on our shares and any gain realized from the transfer of our ordinary shares may be treated as income derived from sources within the PRC. As a result, dividends paid to non-PRC resident enterprise ADS holders or shareholders may be subject to PRC withholding tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders) and gains realized by non-PRC resident enterprises ADS holders or shareholders from the transfer of our ordinary shares or ADSs may be subject to PRC tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders), which may be reduced or exempted according to relevant tax treaties between PRC and the non-PRC resident enterprise/individual ADS holders' or shareholders' tax resident jurisdictions.
We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or other assets attributable to a PRC establishment of a non-PRC company.
Pursuant to Chinese regulations, an “indirect transfer” of “PRC taxable assets,” including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in the PRC or if its income mainly derives from the PRC; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be reported on with the enterprise income tax filing of the PRC establishment or place of business being transferred and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax at the rate of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements. Late payment of applicable tax will subject the transferor to default interest. Gains derived from the sale of shares by investors through a public stock exchange are not subject to the PRC enterprise income tax where such shares were acquired in a transaction through a public stock exchange. As such, the sale of the ADSs or ordinary shares on a public stock exchange will not be subject to PRC enterprise income tax. However, the sale of our ordinary shares or ADSs originally purchased from a stock exchange by a non-PRC resident enterprise outside a public stock exchange may be subject to PRC enterprise income tax under these regulations.
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
Risks Related to Our Ordinary Shares, ADSs, and RMB Shares
The trading prices of our ordinary shares, ADSs, and/or RMB Shares can be volatile, which could result in substantial losses to you.
The trading price of our ordinary shares, ADSs, and/or RMB Shares can be volatile and fluctuate widely in response to a variety of factors, many of which are beyond our control, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional medicines or drug candidates; variations in the level of expenses related to our existing medicines and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; the performance and fluctuation of the market prices of other companies with significant business operations in China that have listed their securities in Hong Kong, Shanghai or the United States; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on results of operations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business, our competitors or our industry; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares, ADSs or RMB Shares; sales or perceived potential sales of additional ordinary shares, ADSs or RMB Shares by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the United States, Hong Kong or Shanghai equity markets; changes in accounting principles; trade disputes or U.S.-China government relations; and changes or developments in the United States, PRC, EU or global regulatory environment.
In addition, the stock market, in general, and pharmaceutical and biotechnology companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ordinary shares, ADSs, and/or RMB Shares, regardless of our actual operating performance.
The characteristics of capital markets in the United States, Hong Kong and Shanghai are different, which may cause volatility in the market price of our ordinary shares, ADSs, and RMB Shares.
Our ordinary shares are listed on the HKEx in Hong Kong under the stock code "06160", our ADSs are listed on the Nasdaq in the United States under the symbol “BGNE”, and our RMB Shares are listed on the STAR Market in the PRC under the stock code "688235". Under current PRC laws and regulations, our ADSs and ordinary shares listed on the Nasdaq and the HKEx are not interchangeable or fungible with the RMB Shares listed on the STAR Market, and there is no trading or settlement between either the Nasdaq or the HKEx on the one hand, and the STAR Market on the other hand. The three markets have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these major differences, the trading prices of our ordinary shares, ADSs, and RMB Shares might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares and/or RMB Shares, and vice versa. Because of the different characteristics of the U.S., Hong Kong and Shanghai equity markets, the historic market prices of our ordinary shares, ADSs, and RMB Shares may not be indicative of the performance of our securities going forward.
We may be subject to securities litigation, which is expensive and could divert management attention.
Companies that have experienced volatility in the volume and market price of their shares have been subject to an increased incidence of securities class action litigation, particularly in our industry in recent years. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, and, if adversely determined, could have a material adverse effect on our business, financial condition, and results of operations.
Future sales of our ordinary shares, ADSs, and/or RMB Shares in the public market could cause the ordinary share, ADS, and/or RMB Share price to fall.
The price of our ordinary shares, ADSs, and/or RMB Shares could decline as a result of sales of a large number of the ordinary shares, ADSs, and/or RMB Shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of February 14, 2023, 1,356,140,180 ordinary shares, par value $0.0001 per share, were outstanding, of which 863,876,312 ordinary shares were held in the form of 66,452,024 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
We filed a registration statement on Form S-3 with the SEC on behalf of certain shareholders on May 11, 2020, registering 300,197,772 ordinary shares, including 224,861,338 ordinary shares in the form of 17,297,026 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. Amgen also has specified registration rights upon expiration of a lock-up period. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units and under our employee share purchase plan. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares, ADSs and/or RMB Shares could decline.
In addition, in the future, we may issue additional ordinary shares, ADSs, RMB Shares, or other equity or debt securities convertible into ordinary shares, ADSs, or RMB Shares in connection with a financing, acquisition, license, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause the ordinary share, ADS, and/or RMB Share price to decline.
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
Because we are a Cayman Islands company, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.
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
Voting rights of our ADS holders are limited by the terms of the deposit agreement. The depositary for the ADSs will give us a discretionary proxy to vote the ordinary shares underlying our ADS holders' ADSs if they do not vote at shareholders’ meetings, except in limited circumstances, which could adversely affect their interests.
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
Our corporate actions are substantially controlled by our directors, executive officers and other principal shareholders, who can exert significant influence over important corporate matters, which may reduce the price of our ordinary shares, ADSs, and/or RMB Shares and deprive shareholders of an opportunity to receive a premium for their ordinary shares, ADSs, and/or RMB Shares.
Our directors, executive officers and principal shareholders beneficially owned approximately 55% of our outstanding ordinary shares as of February 14, 2023. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” ("PFIC") for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the composition of our income and assets, we believe that we were not a PFIC for the taxable year ended December 31, 2022. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years.
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
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation” ("CFC"), for U.S. federal income tax purposes is generally required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Each Ten Percent Shareholder is also required to include in gross income its “global intangible low-taxed income,” which is determined by reference to the income of CFCs of which such Ten Percent Shareholder is a Ten Percent Shareholder. Ten Percent Shareholders that are corporations may be entitled to a deduction equal to the foreign portion of any dividend when a dividend is paid. A non-U.S. corporation will generally be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Internal Revenue Code of 1986, as amended), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation or 10% of the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain.
Although we believe we are not a CFC now, we may become one or own interests in one in the future. Holders are urged to consult their own tax advisors with respect to our potential CFC status and the consequences thereof.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease all of our facilities, other than the following facilities that we own: our offices and laboratories in Changping, Beijing, our manufacturing facility in Guangzhou, China, and the site for our planned manufacturing facility and clinical R&D center at the Princeton Innovation Park in Hopewell, New Jersey. We lease an aggregate of approximately 91,000 square meters of office space at approximately 42 other locations across the United States, China, and Europe, in cities such as Cambridge, Massachusetts; Ridgefield Park, New Jersey; and Emeryville and San Mateo, California in the United States; Beijing, Shanghai, Suzhou, and Guangzhou in China; and Basel, Switzerland, primarily for our offices and for our manufacturing facility in Suzhou, China, pursuant to leases with various expiration dates, with the latest expiring in 2027. We believe that our facilities are currently suitable and sufficient to meet our needs. We intend to add new facilities or expand existing facilities as we add employees and enter new locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Please refer to “Note 9: Leases” in the notes to our consolidated financial statements in this Annual Report for further information on our real property leases.
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
On June 26, 2020, following the suspension and recall of ABRAXANE® in China supplied to us by Celgene Logistics Sàrl, a Bristol Myers Squibb Company (referred to elsewhere in this report as BMS, but for this paragraph only, "BMS-Celgene"), we initiated an arbitration proceeding at the International Chamber of Commerce (the ICC) against BMS-Celgene asserting that it had breached and continues to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and BMS-Celgene in July 2017 and a related quality agreement (collectively, the “BMS-Celgene License”). Under the BMS-Celgene License, we allege that BMS-Celgene is obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE to us. In the arbitration proceeding, we are seeking (i) a declaration that BMS-Celgene was and is in breach of the BMS-Celgene License, (ii) a declaration that BMS-Celgene acted with gross negligence and/or willful misconduct, (iii) an award of damages, and (iv) such other relief as the arbitrators deem appropriate. BMS-Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $30 million in costs that it contends it incurred as part of the ABRAXANE recall. We believe that the allegations contained in the counterclaim are without merit and are defending the counterclaim vigorously. On October 6, 2021, BMS-Celgene delivered a notice to us purporting to terminate the BMS-Celgene License with respect to ABRAXANE and providing 180-days' notice that it was withdrawing ABRAXANE from the range of products for sale or distribution in China pursuant to Section 2.6 of the BMS-Celgene License. We believe that the reasons stated in the notice do not provide a valid basis for terminating the BMS-Celgene License with respect to ABRAXANE, and that the notice is a tactical maneuver on the part of BMS-Celgene to reduce its damages in the arbitration proceedings, and we have amended our claims to add a claim for wrongful termination of the BMS-Celgene License with respect to ABRAXANE. A hearing was held in the arbitration in June 2022, and no decision has been issued.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our American Depositary Shares (“ADSs”) have been publicly traded on the NASDAQ Global Select Market under the symbol “BGNE” since February 3, 2016. Our ordinary shares have been publicly traded on the Stock Exchange of Hong Kong Limited under the stock code “06160” since August 8, 2018. Our ordinary shares traded in Renminbi (the “RMB Shares”) have been publicly traded on the Science and Technology Innovation Board of the Shanghai Stock Exchange in China under the stock code "688235" since December 15, 2021.
Shareholders
As of January 31, 2023, we had approximately 47,084 holders of record of our ordinary shares, 46,932 of which are holders of record of our RMB Shares, and 8 holders of record of our ADSs. These number do not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
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
The following graph shows the total shareholder return of an investment of $100 in cash at market close on December 31, 2017 through December 31, 2022 for our ADSs, the NASDAQ Composite Index (U.S.), and the NASDAQ Biotechnology Index.
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

$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
BeiGene, Ltd.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
BeiGene, Ltd.	100.00	143.53	169.63	264.42	277.25	225.07
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Biotechnology	100.00	91.14	114.02	144.15	144.18	129.59

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
PRC Taxation
Under the Enterprise Income Tax Law (“EIT Law”), an enterprise established outside the PRC with a “de facto management body” within the PRC is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax purposes. The implementation rules of the EIT Law define “de facto management body” as a managing body that exercises substantial and overall management and control over the production and operations, personnel, accounting and properties of an enterprise. In addition, the Notice Regarding the Determination of Chinese‑Controlled Offshore Incorporated Enterprise as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies (“Circular 82)”, issued by the State Administration of Taxation, which provides guidance on the determination of the tax residence status of a Chinese‑controlled offshore incorporated enterprise, defines Chinese-controlled offshore incorporated enterprise as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although BeiGene, Ltd. does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese‑controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in Circular 82 to evaluate the tax residence status of BeiGene, Ltd. and its subsidiaries organized outside the PRC.
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
Overview
We are a global biotechnology company that is developing and commercializing innovative and affordable oncology medicines to improve treatment outcomes and access for patients worldwide.
We currently have three approved medicines that were discovered and developed in our own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We have obtained approvals to market BRUKINSA in the United States, China, EU, the UK, Canada, Australia and additional international markets, and tislelizumab in China. By leveraging our China commercial capabilities, we have in-licensed the rights to distribute 13 approved medicines for the China market. Supported by our global clinical development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. ("Amgen") and Novartis Pharma AG ("Novartis") to develop and commercialize innovative medicines.
We are committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Our internal clinical development capabilities are deep, including a more than 2,700-person global clinical development team that is running close to 80 ongoing or planned clinical trials in over 50 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across our portfolio, including our three internally discovered, approved medicines. We have enrolled in our clinical trials more than 18,000 subjects, of which approximately one-half have been outside of China.
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
Recent Business Developments
On February 24, 2023, we announced that the China National Medical Products Administration ("NMPA") granted approval for our PD-1 inhibitor, tislelizumab, in combination with fluoropyrimidine and platinum chemotherapy, for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma with high PD-L1 expression.
On January 19, 2023, we announced that the U.S. Food and Drug Administration ("FDA") approved our Bruton’s tyrosine kinase inhibitor BRUKINSA (zanubrutinib) for the treatment of adult patients with chronic lymphocytic leukemia ("CLL") or small lymphocytic lymphoma ("SLL").
On January 19, 2023, we announced that the Medicines and Healthcare products Regulatory Agency granted marketing authorizations for BRUKINSA in Great Britain for both the treatment of adult patients with CLL and the treatment of adult patients with marginal zone lymphoma ("MZL") who have received at least one prior anti-CD20-based therapy.
On January 18, 2023, we announced that the National Reimbursement Drug List ("NRDL") released by China’s National Healthcare Security Administration ("NHSA") was updated to include four new indications for our PD-1 inhibitor tislelizumab. KYPROLIS® (carfilzomib), a proteosome inhibitor licensed-in from Amgen, is included for the first time and XGEVA® (denosumab), a RANKL inhibitor and another Amgen asset, successfully renewed this year. The updated NRDL will officially take effect on March 1, 2023.

On December 30, 2022, we announced that the Center for Drug Evaluation of the China National Medical Products Administration accepted a supplemental biologics license application for tislelizumab in patients with first-line unresectable or metastatic hepatocellular carcinoma.
On November 17, 2022, we announced that the European Commission approved BRUKINSA for the treatment of adult patients with treatment-naïve or relapsed/refractory ("R/R") CLL.
On November 10, 2022, we announced that BRUKINSA was approved in Brazil for the treatment of adult patients with Waldenström’s macroglobulinemia ("WM") and adult patients with R/R MZL who have received at least one anti-CD20-based regimen.
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
•BRUKINSA (zanubrutinib), a small molecule inhibitor of BTK;
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
Research and development activities are central to our business model. We expect continued substantial investment in research and development for the foreseeable future as our discovery and development programs progress, as we continue to support the clinical trials of our medicines and drug candidates as treatments for various cancers and as we move these medicines and drug candidates into additional clinical trials, including potential pivotal trials. There are numerous factors associated with the successful commercialization of any of our medicines and drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development and commercial programs and plans.
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
Other (Expense) Income, Net
Other (expense) income consists primarily of gains and losses recognized related to fluctuations in foreign currency exchange rates, gains and losses on equity investments, government grants and subsidies received that involve no conditions or continuing performance obligations by us, unrealized gains and losses on equity securities, and realized gains and losses on the sale of investments. We hold significant cash in the form of RMB-denominated deposits at U.S. functional currency entities, including a large portion of the cash generated from the STAR Market offering in December 2021. Other (expense) income includes the revaluation gains and losses of these cash deposits based on foreign currency exchange rates.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$1,254,612	$633,987	$620,625	97.9%
Collaboration revenue	161,309	542,296	(380,987)	(70.3)%
Total revenues	1,415,921	1,176,283	239,638	20.4%
Expenses
Cost of sales - product	286,475	164,906	121,569	73.7%
Research and development	1,640,508	1,459,239	181,269	12.4%
Selling, general and administrative	1,277,852	990,123	287,729	29.1%
Amortization of intangible assets	751	750	1	0.1%
Total expenses	3,205,586	2,615,018	590,568	22.6%
Loss from operations	(1,789,665)	(1,438,735)	(350,930)	24.4%
Interest income (expense), net	52,480	(15,757)	68,237	(433.1)%
Other (expense) income, net	(223,852)	15,904	(239,756)	(1,507.5)%
Loss before income tax expense	(1,961,037)	(1,438,588)	(522,449)	36.3%
Income tax expense	42,778	19,228	23,550	122.5%
Net loss	(2,003,815)	(1,457,816)	(545,999)	37.5%
Less: Net loss attributable to noncontrolling interest	—	—	—	NM
Net loss attributable to BeiGene, Ltd.	$(2,003,815)	$(1,457,816)	$(545,999)	37.5%
Revenue
Total revenue increased by $239.6 million to $1.4 billion for the year ended December 31, 2022, from $1.2 billion for the year ended December 31, 2021, primarily due to increases in sales of our internally developed products and in-licensed products, partially offset by a decrease in collaboration revenue, as the prior year period included the recognition of the majority of the $650 million upfront payment from Novartis as license revenue.
The following table summarizes the components of revenue for the year ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,		Changes
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$1,254,612	$633,987	$620,625	97.9%
Collaboration revenue:
License revenue	—	484,646	(484,646)	(100.0)%
Research and development service revenue	46,822	53,671	(6,849)	(12.8)%
Right to access intellectual property revenue	104,994	3,979	101,015	2,538.7%
Other	9,493	—	9,493	NM
Total collaboration revenue	161,309	542,296	(380,987)	(70.3)%
Total Revenue	$1,415,921	$1,176,283	$239,638	20.4%

Net product revenue consisted of the following:

	Year Ended December 31,		Changes
	2022	2021	$	%
	(dollars in thousands)
BRUKINSA®	$564,651	$217,987	$346,664	159.0%
Tislelizumab	422,885	255,119	167,766	65.8%
REVLIMID®	79,049	70,065	8,984	12.8%
XGEVA®	63,398	45,956	17,442	38.0%
POBEVCY®	38,124	1,353	36,771	2,717.7%
BLINCYTO®	36,107	12,515	23,592	188.5%
VIDAZA®	15,213	19,591	(4,378)	(22.3)%
KYPROLIS®	13,696	—	13,696	NM
Pamiparib	5,460	3,661	1,799	49.1%
Other	16,029	7,740	8,289	107.1%
Total product revenue	$1,254,612	$633,987	$620,625	97.9%
Net product revenue was $1.3 billion for the year ended December 31, 2022, compared to $634.0 million in the prior year, primarily due to increased sales of BRUKINSA in the United States and China and tislelizumab in China, in-licensed sales of Amgen's BLINCYTO®, which we began distributing in August 2021, and XGEVA, as well as Bio-Thera's POBEVCY. During 2022, we continued to see increased patient demand in China for tislelizumab and BRUKINSA due to the inclusion on the National Reimbursement Drug List ("NRDL"), and this demand more than offset the effect of the related price reductions.
Global sales of BRUKINSA totaled $564.7 million for the year ended December 31, 2022, representing a 159.0% increase compared to the prior year; U.S. sales of BRUKINSA totaled $389.7 million for the year ended December 31, 2022 compared to $115.7 million in the prior year, representing growth of 237.0%. U.S. sales accelerated in the period, driven by increased uptake in MCL, WM and MZL. BRUKINSA sales in China totaled $150.3 million for the year ended December 31, 2022, representing growth of 48.6% compared to the prior year, driven by a significant increase in all approved indications, including CLL/SLL.
Sales of tislelizumab in China totaled $422.9 million for the year ended December 31, 2022, representing a 65.8% increase compared to the prior year. During the year ended December 31, 2022, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab. Full year 2021 sales of tislelizumab included two negative adjustments totaling $45.6 million for distributor channel inventory compensation as a result of inclusion in the March 2021 and January 2022 NRDL lists.
Product revenues for the year ended December 31, 2021 were negatively impacted by adjustments of $57.5 million as a result of compensating distributors for products previously sold at the pre-NRDL price, which remained in the distribution channel, due to the first inclusion of tislelizumab, BRUKINSA, and XGEVA in the updated NRDL effective March 1, 2021 and additional indications for tislelizumab, BRUKINSA and pamiparib effective January 1, 2022. During the year ended December 31, 2021, the inclusion of tislelizumab, BRUKINSA, XGEVA, and pamiparib in the NRDL significantly increased patient demand that more than offset the net effect of price reductions as a result of NRDL inclusion.
Collaboration revenue totaled $161.3 million for the year ended December 31, 2022, of which $46.8 million was recognized from deferred revenue for R&D services performed during the year ended December 31, 2022 under both the tislelizumab and ociperlimab collaborations, $105.0 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period, and $9.5 million was recognized related to the sale of tislelizumab clinical supply to Novartis. Collaboration revenue totaled $542.3 million for the year ended December 31, 2021, of which $484.6 million was recognized upon delivery of the tislelizumab license right and transfer of know-how to Novartis, $53.7 million was recognized from deferred revenue for R&D services performed during the year ended December 31, 2021 under both the tislelizumab and ociperlimab collaborations, and $4.0 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K).

Cost of Sales
Cost of sales increased to $286.5 million for the year ended December 31, 2022 from $164.9 million for the year ended December 31, 2021, primarily due to increased product sales of tislelizumab, BRUKINSA and XGEVA, as well as initial sales of BLINCYTO®, which we began selling in August 2021, and initial sales of KYPROLIS and POBEVCY.
Gross Margin
Gross margin on global product sales increased to $968.1 million for the year ended December 31, 2022, compared to $469.1 million for the year ended December 31, 2021, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 77.2% for the year ended December 31, 2022, from 74.0% in the prior year. The increase is primarily due to proportionally higher sales mix of global BRUKINSA sales and sales of tislelizumab in China compared to lower margin sales of in-licensed products and lower costs per unit for both BRUKINSA and tislelizumab, partially offset by a lower average selling price for both BRUKINSA and tislelizumab.
Research and Development Expense
Research and development expense increased by $181.3 million, or 12.4%, to $1.6 billion for the year ended December 31, 2022, from $1.5 billion for the year ended December 31, 2021. The following table summarizes the external cost of development programs, upfront license fees, and internal research and development expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Changes
	2022	2021	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$469,497	$477,761	$(8,264)	(1.7)%
Upfront license fees	68,665	83,500	(14,835)	(17.8)%
Amgen co-development expenses[1]	98,955	115,464	(16,509)	(14.3)%
Total external research and development expenses	637,117	676,725	(39,608)	(5.9)%
Internal research and development expenses	1,003,391	782,514	220,877	28.2%
Total research and development expenses	$1,640,508	$1,459,239	$181,269	12.4%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the year ended December 31, 2022 totaled $195.4 million, of which $99.0 million was recorded as R&D expense. The remaining $96.4 million was recorded as a reduction for the R&D cost share liability.
The decrease in external research and development expenses for the year ended December 31, 2022 was primarily attributable to lower upfront license fees under collaboration agreements, lower external spending related to fees paid to CROs as we internalize previously outsourced activities, and a decrease in the expense recognized on co-development fees to Amgen.
Internal research and development expense increased $220.9 million, or 28.2%, to $1.0 billion and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$114.7 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$57.6 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$47.6 million increase of facilities, depreciation, office expense, rental fees, and other expenses to support the growth of our organization;
•$25.0 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed; and
•$24.0 million decrease of consulting fees, including decreased meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $287.7 million, or 29.1%, to $1,277.9 million for the year ended December 31, 2022, from $990.1 million for the year ended December 31, 2021. The increase was primarily attributable to the following:
•$176.4 million increase of employee salary and benefits, which was primarily attributable to the hiring of personnel to support our growing business, including the expansion of our commercial organizations in China, the United States, Canada, Europe and emerging markets;
•$46.0 million increase in external commercial-related expenses, including market research, market access studies and promotional activities, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities;
•$37.5 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed; and
•$27.8 increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe.
Interest Income (Expense), Net
Interest income (expense), net increased by $68.2 million, or 433.1%, to $52.5 million of net interest income for the year ended December 31, 2022, from $15.8 million of net interest expense for the year ended December 31, 2021. The increase in interest income (expense), net, was primarily attributable to increased interest income resulting from the increase in cash balances resulting from the STAR Offering proceeds in the fourth quarter of 2021, as well as higher interest rates earned on our cash, cash equivalents and short-term investments.
Other (Expense) Income, Net
Other (expense) income, net decreased by $239.8 million to $223.9 million of expense for the year ended December 31, 2022, from $15.9 million of income for the year ended December 31, 2021. The increase in expense for the year ended December 31, 2022 was primarily related to foreign exchange losses resulting from the strengthening of the U.S. dollar and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries. Also contributing to the increase in expense was an increase in the unrealized loss on our equity investments. These losses were partially offset by increased income from government subsidies.
Income Tax Expense
Income tax expense was $42.8 million for the year ended December 31, 2022 compared with $19.2 million for the year ended December 31, 2021. The income tax expense for the year ended December 31, 2022 was primarily attributable to current China tax expense for certain subsidiaries determined after certain non-deductible expenses and current U.S. tax expense, as a result of amendments to Internal Revenue Code (IRC) Section 174 pursuant to the 2017 Tax Cuts and Jobs Act, which took effect January 1, 2022, and eliminates the ability to fully deduct research and development expenditures in the year incurred, and requires capitalization and amortization. Other current tax expense was primarily attributable to foreign non-creditable withholding taxes.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of December 31, 2022:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash	$3,875,037	$4,382,887
Short-term investments	$665,251	$2,241,962
Total debt	$538,117	$629,678

We have incurred annual net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We incurred net losses of $2.0 billion and $1.5 billion for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $7.1 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
On December 15, 2021, we completed the initial public offering on the SSE. The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China ("PRC") in Renminbi ("RMB Shares"). The public offering price of the RMB Shares was RMB192.60 per ordinary share, or $391.68 per ADS. In this offering, we sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting commissions and offering expenses were $3.4 billion. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors.
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
The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$4,382,887	$1,390,005
Net cash used in operating activities	(1,496,619)	(1,298,723)
Net cash provided by investing activities	1,077,123	640,659
Net cash (used in) provided by financing activities	(18,971)	3,636,911
Net effect of foreign exchange rate changes	(69,383)	14,035
Net (decrease) increase in cash, cash equivalents and restricted cash	(507,850)	2,992,882
Cash, cash equivalents and restricted cash at end of period	$3,875,037	$4,382,887
Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $1.5 billion of cash for the year ended December 31, 2022, which resulted principally from our net loss of $2.0 billion, inclusive of $223.9 million of other losses due primarily to the strengthening of the U.S. dollar and the related revaluation of foreign currencies held by U.S. functional currency subsidiaries, partially offset by non-cash charges and adjustments of $374.8 million, and by a decrease in our net operating assets and liabilities of $132.4 million. The non-cash charges and adjustments were primarily driven by share-based compensation expense, charges for acquired in-process research and development costs, and depreciation and amortization expense, offset by amortization of the research and development cost share liability. The decrease in working capital was driven largely by decreases in accounts receivable and prepaid expenses and an increase in taxes payable, partially offset by a decrease in deferred revenue and an increase in inventories.
Operating activities used $1.3 billion of cash for the year ended December 31, 2021, which resulted principally from our net loss of $1.5 billion and an increase in our net operating assets and liabilities of $118.3 million, partially offset by non-cash charges and adjustments of $277.4 million. The non-cash charges and adjustments were primarily driven by share-based compensation expense, charges for acquired in-process research and development costs, and depreciation and amortization expense, offset by amortization of the research and development cost share liability. The increase in working capital was driven largely by increases in accounts receivable, inventory and prepaid expenses, offset by increases in accounts payable, accrued expenses and other liabilities and deferred revenue resulting from the upfront option payment from Novartis.
Investing Activities
Cash flows from investing activities consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and upfront payments related to our collaboration agreements.
Investing activities provided $1.1 billion of cash for the year ended December 31, 2022, consisting of $1.6 billion in sales and maturities of investment securities, partially offset by $325.4 million of capital expenditures, $143.7 million upfront collaboration payments, $15.9 million in purchases of long-term investments and $1.5 million in purchases of short-term investment securities.
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
Financing activities used $19.0 million of cash for the year ended December 31, 2022, consisting primarily of $417.1 million of repayment of short-term loans, partially offset by $313.8 million from proceeds of short-term loans, $47.0 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan and $37.4 million from proceeds of long-term bank loans.
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
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of December 31, 2022:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Contractual obligations:
Operating lease commitments	$63,024	$26,278	$36,746
Purchase commitments	117,293	74,449	42,844
Debt obligations	538,117	328,969	209,148
Interest on debt	45,947	16,632	29,315
Co-development funding commitment	595,702	231,697	364,005
Funding commitment	16,000	7,000	9,000
Research and development commitment	22,327	5,829	16,498
Pension plan	7,760	2,553	5,207
Capital commitments	404,914	404,914	—
Total	$1,811,084	$1,098,321	$712,763
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
Purchase Commitments
As of December 31, 2022, purchase commitments amounted to $117.3 million, of which $55.3 million related to minimum purchase requirements for supply purchased from CMOs and $61.9 million related to binding purchase order obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $329.0 million. Total long-term debt obligations are $209.1 million. See Note 14 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitments
Under our collaboration with Amgen, we are responsible for co-funding global clinical development costs for the licensed oncology pipeline assets, up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and/or development services. As of December 31, 2022, our remaining co-development funding commitment was $0.6 billion.

Funding Commitment
Funding commitment represents our committed capital related to two of our equity method investments in the amount of $19.0 million. As of December 31, 2022, our remaining capital commitment was $16.0 million and is expected to be paid from time to time over the investment period.
Research and Development Commitment
We entered into long-term research and development agreements, which includes obligations to make upfront payments and fixed quarterly payments over the next four years. As of December 31, 2022, the total research and development commitment amounted to $22.3 million.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $2.6 million per year based on annual funding contributions in effect as of December 31, 2022 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $404.9 million for the acquisition of property, plant and equipment as of December 31, 2022, which were mainly for our manufacturing and clinical R&D campus in Hopewell, NJ, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and new building for Beijing Innerway Bio-tech Co., Ltd.
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
We had cash and cash equivalents of $3.9 billion, $4.4 billion and $1.4 billion, restricted cash of $5.5 million, $7.2 million and $8.1 million, and short-term investments of $0.7 billion, $2.2 billion and $3.3 billion, at December 31, 2022, 2021 and 2020, respectively. Our cash and cash equivalents are deposited with various major reputable financial institutions located within or without the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. At December 31, 2022, our short-term investments consisted primarily of U.S. treasury securities. We believe that U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100‑basis point increase or decrease in market interest rates would result in a decrease of $2.1 million or increase of $2.1 million, respectively, in the fair value of our investment portfolio as of December 31, 2022.
We do not believe that our cash, cash equivalents, and short‑term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
We had accounts receivable, net of $173.2 million, $483.1 million and $60.4 million at December 31, 2022, 2021 and 2020, respectively. Accounts receivable at December 31, 2021 included the upfront fee from Novartis of $300.0 million under the ociperlimab agreement. Accounts receivable, net represent amounts arising from product sales and amounts due from the our collaboration partners. We monitor economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 8.2%, appreciated approximately 2.3%, and appreciated approximately 6.3% for the years ended December 31, 2022, 2021 and 2020, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical development costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2022.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this item are appended to this Annual Report. An index of those financial statements is in “Part IV—Item 15—Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 31, 2022, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been tested by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in “Item 8—Financial Statements and Other Supplementary Data” in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On October 31, 2019, our wholly-owned subsidiary, BeiGene Switzerland GmbH (“BeiGene Switzerland”), entered into a collaboration agreement with Amgen Inc. (“Amgen”), which became effective on January 2, 2020 (as amended, the "Collaboration Agreement"). Pursuant to the Collaboration Agreement, we agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China, and the global development and commercialization in China of a portfolio of Amgen's clinical- and late-preclinical-stage pipeline products. In connection with our ongoing assessment of the Collaboration Agreement cost-share contributions, we determined that our further investment in the development of LUMAKRAS® also known as sotorasib (“AMG 510”) was no longer commercially viable for BeiGene. As a result, on February 26, 2023, we entered into an amendment to the Collaboration Agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the anticipated termination of AMG 510 from the Collaboration Agreement. The foregoing description of the terms of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which the Company intends to file as an exhibit to a subsequent periodic report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
On March 30, 2022, the SEC added us to its conclusive list of issuers identified under the HFCAA following the filing of our annual report on Form 10-K with the SEC on February 28, 2022, which annual report was audited by Ernst & Young Hua Ming LLP, a registered public accounting firm in mainland China that the PCAOB previously was unable to inspect or investigate completely, because of a position taken by an authority in the foreign jurisdiction. However, as our global business has expanded, we have evaluated, designed and implemented business processes and control changes and built substantial organizational capabilities outside of China. Therefore, on March 23, 2022, following a review process carried out by our audit committee, Ernst & Young Hua Ming LLP resigned as our independent registered public accounting firm for the audit of our financial statements and internal control over financial reporting to be filed with the SEC. On the same day, our audit committee approved the engagement of Ernst & Young LLP, located in Boston, Massachusetts, United States, as the Company’s independent registered public accounting firm for the audit of our financial statements and internal control over financial reporting for the fiscal year ending December 31, 2022. Given that Ernst & Young LLP (United States) now serves as the principal accountant to audit our consolidated financial statements, we expect to be able to comply with the HFCAA and AHFCAA and certify that we have retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate which would preclude a further finding by the SEC that we are a Commission-Identified Issuer.

Furthermore, in August 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. PCAOB staff members conducted on-site inspections and investigations from September to November 2022, and in December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.
To the extent known by the Company, the Company is not aware of and has no reason to believe that: any governmental entity in the foreign jurisdiction in which the Company is incorporated or otherwise organized owns shares of any capital stock of record of the Company; any official of the Chinese government or Hong Kong SAR is a board member or officer of the Company or its operating subsidiaries; or that the Company’s articles of incorporation, as amended, contain any provisions known by the Company to include any charter or charter provisions of the Chinese Communist Party. The Company has determined that no governmental entity in mainland China or Hong Kong, directly or indirectly, possesses the power to direct or cause the direction of the management and policies of the Company or has a controlling financial interest. The Company has made this determination based on the fact that as of the date of this annual report, no such governmental entity has filed a Schedule 13D or 13G, there are no material contracts with such a foreign governmental party, and there is no such foreign government representative on the Company’s Board.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP (PCAOB ID: 0042), located in Boston, Massachusetts, United States. Our independent public accounting firm for the years ended December 31, 2021 and 2020 was Ernst & Young Hua Ming LLP (PCAOB ID: 1408), located in Beijing, People's Republic of China.
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

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

BEIGENE, LTD.

1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of BeiGene, Ltd. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

2

Accrued Clinical Trial Expenses

Description of the Matter
As of December 31, 2022, the Company recorded $138 million of accrued external research and development expenses. As discussed in Note 2 to the consolidated financial statements, accrued external research and development expenses consist of various costs including clinical and pre-clinical trials, cost to develop product candidates, research services and other research and development related costs. Expenses related to clinical trials are accrued based on estimates of the actual services performed by third parties for the respective period. As the majority of clinical service providers invoice the Company in arrears for services performed, the Company determines estimates based on reviewing open contracts and purchase orders, assessing services that have been performed on its behalf, and estimating the level of service performed and the associated costs incurred for the services.
Auditing the Company’s accrued external clinical trial expenses is especially challenging as the determination of clinical trial activities requires judgment and estimates resulting from delays in reporting from vendors. While the Company’s estimates of accrued clinical trial expenses are primarily based on information received related to each study from its vendors, the Company may need to make an estimate for additional costs incurred. These estimates are based on several factors, including management’s knowledge of the clinical trial timelines associated with activities, invoicing to date and the provisions in the contracts. Additionally, due to the long duration of clinical trials and the timing of invoicing received from vendors, the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of internal controls over the Company’s process used in determining the valuation and completeness of accrued clinical trial expenses. This included testing controls over management’s review of the significant assumptions and other inputs used in the estimation of accrued external clinical trial expenses, including contractual terms, estimated expenses incurred, and total invoicing to date.
To test the accrued clinical trial expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in determining the accrued clinical trial expenses and evaluating the assumptions and estimates used by management. To evaluate the completeness and valuation of the accrual, we corroborated the progress of clinical trials with the Company’s research and development personnel that oversee the clinical trials and obtained actual cost information directly from vendors. We also tested subsequent invoices received and evaluated contractual arrangements with vendors, including any pending change orders to assess the impact to the accrual.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022
Boston, Massachusetts
February 27, 2023

3

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of BeiGene, Ltd. (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young Hua Ming LLP
We served as the Company’s auditor from 2014 to 2022.
Beijing, People’s Republic of China
February 28, 2022,
except for the effects on the consolidated financial statements of the correction of an error as described in Notes 2 and 3, as to which the date is
February 27, 2023
4

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited BeiGene, Ltd.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BeiGene, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statement of operations, comprehensive loss, shareholders' equity and cash flows for the year ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2023

5

BEIGENE, LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of December 31,
	Note	2022	2021
		$	$
Assets
Current assets:
Cash and cash equivalents		3,869,564	4,375,678
Short-term restricted cash	5	196	328
Short-term investments	6	665,251	2,241,962
Accounts receivable, net		173,168	483,113
Inventories	7	282,346	242,626
Prepaid expenses and other current assets	13	216,553	270,173
Total current assets		5,207,078	7,613,880
Long-term restricted cash	5	5,277	6,881
Property, plant and equipment, net	10	845,946	587,605
Operating lease right-of-use assets	9	109,960	117,431
Intangible assets, net	11	40,616	46,679
Other non-current assets	13	170,413	163,049
Total non-current assets		1,172,212	921,645
Total assets		6,379,290	8,535,525
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		294,781	262,400
Accrued expenses and other payables	13	467,352	558,055
Deferred revenue, current portion	4	213,861	187,414
Tax payable	12	25,189	21,395
Operating lease liabilities, current portion	9	24,041	21,925
Research and development cost share liability, current portion	4	114,335	120,801
Short-term debt	14	328,969	427,565
Total current liabilities		1,468,528	1,599,555
Non-current liabilities:
Long-term debt	14	209,148	202,113
Deferred revenue, non-current portion	4	42,026	220,289
Operating lease liabilities, non-current portion	9	34,517	43,041
Deferred tax liabilities	12	15,996	14,169
Research and development cost share liability, non-current portion	4	179,625	269,561
Other long-term liabilities	13	46,095	54,234
Total non-current liabilities		527,407	803,407
Total liabilities		1,995,935	2,402,962
Commitments and contingencies	22
Equity:
Ordinary shares, 0.0001 par value per share; 9,500,000,000 shares authorized; 1,356,140,180 and 1,334,804,281 shares issued and outstanding as of December 31, 2022 and 2021, respectively		135	133
Additional paid-in capital		11,540,979	11,191,007
Accumulated other comprehensive (loss) income	18	(77,417)	17,950
Accumulated deficit		(7,080,342)	(5,076,527)
Total equity		4,383,355	6,132,563
Total liabilities and equity		6,379,290	8,535,525
 The accompanying notes are an integral part of these consolidated financial statements.
6

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2022	2021	2020
		$	$	$
Revenues
Product revenue, net	15	1,254,612	633,987	308,874
Collaboration revenue	4	161,309	542,296	—
Total revenues		1,415,921	1,176,283	308,874
Expenses
Cost of sales - product		286,475	164,906	70,657
Research and development		1,640,508	1,459,239	1,294,877
Selling, general and administrative		1,277,852	990,123	600,176
Amortization of intangible assets	11	751	750	846
Total expenses		3,205,586	2,615,018	1,966,556
Loss from operations		(1,789,665)	(1,438,735)	(1,657,682)
Interest income (expense), net		52,480	(15,757)	1,998
Other (expense) income, net	6	(223,852)	15,904	37,490
Loss before income taxes		(1,961,037)	(1,438,588)	(1,618,194)
Income tax expense	12	42,778	19,228	10,397
Net loss		(2,003,815)	(1,457,816)	(1,628,591)
Less: net loss attributable to noncontrolling interests		—	—	(3,617)
Net loss attributable to BeiGene, Ltd.		(2,003,815)	(1,457,816)	(1,624,974)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	16	(1.49)	(1.21)	(1.50)
Weighted-average shares outstanding, basic and diluted	16	1,340,729,572	1,206,210,049	1,085,131,783

Net loss per American Depositary Share (ADS), basic and diluted		(19.43)	(15.71)	(19.47)
Weighted-average ADSs outstanding, basic and diluted		103,133,044	92,785,388	83,471,676

The accompanying notes are an integral part of these consolidated financial statements.
7

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2022	2021	2020
		$	$	$
Net loss		(2,003,815)	(1,457,816)	(1,628,591)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	18	(90,421)	13,714	23,603
Pension liability adjustments	21	365	1,865	(8,113)
Unrealized holding loss, net	18	(5,311)	(4,571)	(419)
Comprehensive loss		(2,099,182)	(1,446,808)	(1,613,520)
Less: comprehensive loss attributable to noncontrolling interests		—	—	(3,489)
Comprehensive loss attributable to BeiGene, Ltd.		(2,099,182)	(1,446,808)	(1,610,031)

The accompanying notes are an integral part of these consolidated financial statements.
8

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2022	2021	2020
		$	$	$
Cash flows from operating activities:
Net loss		(2,003,815)	(1,457,816)	(1,628,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		66,278	46,457	31,789
Share-based compensation expense	17	303,162	240,712	183,481
Acquired in-process research and development	4	68,665	83,500	109,500
Amortization of research and development cost share liability	4	(96,402)	(112,486)	(113,986)
Unrealized losses (gains) on equity investments	6	21,996	(7,632)	(11,826)
Deferred income tax expense		2,059	3,377	261
Other items, net		9,047	23,510	(4,673)
Changes in operating assets and liabilities:
Accounts receivable		304,112	(423,019)	10,363
Inventories		(56,689)	(153,333)	(58,906)
Other assets		(3,282)	(107,128)	(56,217)
Accounts payable		(4,352)	20,008	95,835
Accrued expenses and other payables		45,627	140,044	185,012
Deferred revenue		(151,816)	407,703	—
Other liabilities		(1,209)	(2,620)	(25,503)
Net cash used in operating activities		(1,496,619)	(1,298,723)	(1,283,461)
Cash flows from investing activities:
Purchases of property and equipment		(325,434)	(262,942)	(117,508)
Purchases of short-term investments		(1,485)	(2,147,881)	(5,663,727)
Proceeds from sale or maturity of short-term investments		1,563,618	3,146,891	2,751,075
Purchase of in-process research and development		(143,665)	(8,500)	(109,500)
Purchase of intangible assets	11	—	(43,409)	—
Purchase of long-term investments	6	(15,911)	(43,500)	(26,681)
Other investing activities		—	—	(2,025)
Net cash provided by (used in) investing activities		1,077,123	640,659	(3,168,366)
Cash flows from financing activities:
Proceeds from public offering, net of cost	19	—	3,392,616	—
Proceeds from sale of ordinary shares, net of cost	19	—	50,000	4,232,017
Proceeds from research and development cost share liability	4	—	—	616,834
Payment to acquire joint venture (JV) minority interest	8	—	—	(28,723)
Proceeds from long-term loan	14	37,372	16,838	110,208
Repayment of long-term loan	14	—	—	(132,061)
Proceeds from short-term loans	14	313,774	406,449	323,697
Repayment of short-term loans	14	(417,081)	(321,754)	(12,247)
Proceeds from option exercises and employee share purchase plan		46,964	92,762	93,101
Net cash (used in) provided by financing activities		(18,971)	3,636,911	5,202,826
Effect of foreign exchange rate changes, net		(69,383)	14,035	18,231
Net (decrease) increase in cash, cash equivalents, and restricted cash		(507,850)	2,992,882	769,230
Cash, cash equivalents, and restricted cash, beginning of year		4,382,887	1,390,005	620,775
Cash, cash equivalents, and restricted cash, end of year		3,875,037	4,382,887	1,390,005
Supplemental cash flow disclosures:
Cash and cash equivalents		3,869,564	4,375,678	1,381,950
Short-term restricted cash		196	328	307
Long-term restricted cash		5,277	6,881	7,748
Income taxes paid		29,500	15,695	10,596
Interest paid		25,169	29,967	44,130
Supplemental non-cash activities:
Accruals for capital expenditures		95,346	53,197	42,762
Purchase of in-process research and development included in accounts payable		—	75,000	—

The accompanying notes are an integral part of these consolidated financial statements.
9

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total	Non- Controlling Interests
	Shares	Amount						Total
		$	$	$	$	$	$	$
Balance at December 31, 2019	801,340,698	79	2,925,970	(8,001)	(1,993,737)	924,311	16,150	940,461
Proceeds from issuance of ordinary shares, net of cost	145,838,979	14	2,069,596	—	—	2,069,610	—	2,069,610
Issuance of ordinary shares in connection with collaboration	206,635,013	21	2,162,386	—	—	2,162,407	—	2,162,407
Exercise of options, ESPP and release of RSUs	38,020,892	3	93,098	—	—	93,101	—	93,101
Use of shares reserved for share option exercises and RSU releases	(1,013,641)	1	—	—	—	1	—	1
Share-based compensation	—	—	183,481	—	—	183,481	—	183,481
Deconsolidation of a subsidiary	—	—	—	—	—	—	(3,545)	(3,545)
Acquisition of joint venture (JV) minority interest	—	—	(19,599)	—	—	(19,599)	(9,116)	(28,715)
Other comprehensive income	—	—	—	14,943	—	14,943	128	15,071
Net loss	—	—	—	—	(1,624,974)	(1,624,974)	(3,617)	(1,628,591)
Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,618,711)	3,803,281	—	3,803,281
Issuance of ordinary shares in connection with STAR Offering	115,055,260	12	3,392,604	—	—	3,392,616	—	3,392,616
Proceeds from issuance of ordinary shares, net of cost	2,151,877	—	50,000	—	—	50,000	—	50,000
Exercise of options, ESPP and release of RSUs	28,778,893	3	92,759	—	—	92,762	—	92,762
Use of shares reserved for share option exercises	(2,003,690)	—	—	—	—	—	—	—
Share-based compensation	—	—	240,712	—	—	240,712	—	240,712
Other comprehensive income	—	—	—	11,008	—	11,008		11,008
Net loss	—	—	—	—	(1,457,816)	(1,457,816)	—	(1,457,816)
Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(5,076,527)	6,132,563	—	6,132,563
Cost from issuance of ordinary shares	—	—	(152)	—	—	(152)	—	(152)
Use of shares reserved for share option exercises	1,375,621	—	—	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	19,960,278	2	46,962	—	—	46,964	—	46,964
Share-based compensation	—	—	303,162	—	—	303,162	—	303,162
Other comprehensive loss	—	—	—	(95,367)	—	(95,367)	—	(95,367)
Net loss	—	—	—	—	(2,003,815)	(2,003,815)	—	(2,003,815)
Balance at December 31, 2022	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355	—	4,383,355
 The accompanying notes are an integral part of these consolidated financial statements.
10

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

1. Organization
BeiGene, Ltd. (the "Company", "BeiGene", "it", "its") is a global biotechnology company that is developing and commercializing innovative affordable oncology medicines to improve treatment outcomes and access for patients worldwide.
The Company currently has three approved medicines that were discovered and developed in its own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (BTK) for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. The Company has obtained approvals to market BRUKINSA in the United States, the People's Republic of China (China or the PRC), the European Union (EU), the United Kingdom ("UK"), Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging its China commercial capabilities, the Company has in-licensed the rights to distribute 13 approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. ("Amgen") and Novartis Pharma AG ("Novartis") to develop and commercialize innovative medicines.
The Company is committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Its internal clinical development capabilities are deep, including a more than 2,700-person global clinical development and medical affairs team that is running close to 80 ongoing or planned clinical trials in over 50 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across its portfolio, including three internally discovered, approved medicines. The Company has enrolled in its clinical trials more than 18,000 subjects, of which approximately one-half have been outside of China.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate accounting units and the
11

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

standalone selling price of each performance obligation in the Company’s revenue arrangements, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, estimating uncertain tax positions, valuation of inventory, estimating the allowance for credit losses, determining defined benefit pension plan obligations, measurement of right-of-use assets and lease liabilities and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
Functional Currency and Foreign Currency Translation
Functional currency
The Company uses the United States dollar ("$" or U.S. dollar) as its reporting currency. Operations in subsidiaries are recorded in the functional currency of the respective subsidiary. The determination of functional currency is based on the criteria of Accounting Standard Codification (ASC) 830, Foreign Currency Matters.
Foreign currency translation
For subsidiaries whose functional currencies are not the U.S. dollar, the Company uses the average exchange rate for the year and the exchange rate at the balance sheet date, to translate the operating results and financial position to U.S. dollar, the reporting currency, respectively. Translation differences are recorded in accumulated other comprehensive loss, a component of shareholders’ equity. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are remeasured at the exchange rates prevailing at the balance sheet date. Remeasurement exchange gains and losses are included in the consolidated statements of operations.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
Investments
The Company's investments consist of available-for-sale debt securities, convertible note instruments, public equity securities with readily determinable fair values, private equity securities without readily determinable fair values, and equity-method investments. The classification of an investment is determined based on the nature of the investment, the Company's ability and intent to hold the investment, and the degree to which the Company may exercise influence over the investee.
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
•Convertible note instruments are recorded using the fair value option method of accounting. Accordingly, convertible note instruments are remeasured at fair value on a recurring basis, with any changes in the fair value option recorded in other (expense) income, net.
•Public equity securities with readily determinable fair values are recorded at fair value. Subsequent changes in fair value are recorded in other (expense) income, net. Derivative financial instruments to purchase public equity securities are recorded at fair value. The estimated fair value of derivative financial instruments is determined based on the Black-Scholes valuation model. Changes in fair value of derivative instruments are recorded in other (expense) income, net.
•Private equity securities without readily determinable fair values and where the Company does not have significant influence are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Adjustments to private equity securities are recorded in other (expense) income, net.
•Equity investments in common stock or in-substance common stock where the Company has significant influence over the financial and operating policies of the investee are accounted for as equity-method investments. Equity-method investments are initially recorded at cost and subsequently adjusted based on the Company's percentage ownership in the investee's income and expenses, as well as dividends, if any. The Company records its share of the investee's results of operations in other (expense) income, net. The Company records impairment losses on our equity method investments if it deems the impairment to be other-than-temporary. The Company deems an impairment to be other-than-temporary based on various factors, including but not limited to, the length of time the fair value is below the carrying value and ability to retain the investment to allow for a recovery in fair value.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
 Leases
The Company applies ASC, Topic 842, Leases (ASC 842) to account for its leases. The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of December 31, 2022. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

In 2018, the Company acquired a land use right in conjunction with the acquisition of Beijing Innerway Bio-tech Co., Ltd. The land use right is being amortized over the term of the land use right, which is 36 years.
In 2020, the Company acquired a land use right from the local Bureau of Land and Resources in Suzhou to construct its research, development and manufacturing facility in Suzhou. In 2022, the Company acquired a second Suzhou land use right from the local Bureau of Land and Resources. The land use rights are being amortized over the respective terms of the land use rights, which are each 30 years.
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
The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company's reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes the Company's evaluation of relevant events and circumstances affecting the Company's single reporting unit, including macroeconomic, industry, and market conditions, the Company's overall financial performance, and trends in the market price of the Company's ADSs. If qualitative factors indicate that it is more likely than not that the Company's reporting unit’s fair value is less than its carrying amount, then the Company will perform the quantitative impairment test by comparing the reporting unit’s carrying amount, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. For the years ended December 31, 2022, 2021 and 2020 the Company determined that there were no indicators of impairment of goodwill.
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
Intangible assets with finite useful lives are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company evaluates the recoverability of the intangible assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. For the years ended December 31, 2022, 2021 and 2020, the Company determined that there were no indicators of impairment of its other intangible assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2022, 2021 and 2020, there was no impairment of the value of the Company’s long-lived assets.

15

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
Financial instruments measured at fair value on a recurring basis
The following tables set forth assets measured at fair value on a recurring basis as of December 31, 2022 and 2021:

As of December 31, 2022	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents:
Money market funds	758,114	—	—
Short-term investments (Note 6):
U.S. treasury securities	665,251	—	—
Other non-current assets (Note 6):
Equity securities with readily determinable fair values	3,307	706	—
Convertible debt instrument	—	—	3,000
Prepaid expenses and other current assets (Note 6):
Convertible debt instrument	—	—	5,190
Total	1,426,672	706	8,190
16

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

As of December 31, 2021	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents
U.S. treasury securities	107,855	—	—
Money market funds	315,564	—	—
Short-term investments (Note 6):
U.S. treasury securities	2,241,962	—	—
Other non-current assets (Note 6):
Equity securities with readily determinable fair values	23,809	10,306	—
Total	2,689,190	10,306	—
The Company's cash equivalents are highly liquid investments with original maturities of 3 months or less. Short-term investments represent the Company's investments in available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
The Company's equity securities carried at fair value consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. (Leap), which were acquired in connection with a collaboration and license agreement entered into in January 2020 and in Leap's underwritten public offering in September 2021. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies. Refer to Note 6, Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
The Company holds convertible notes issued by two private biotech companies. The Company has elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs.
As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt approximates its fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
Revenue Recognition
The Company applies ASC, Topic 606, Revenue from Contracts with Customers (ASC 606) to account for its revenue transactions.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.
Product Revenue
The Company generates product revenues in China through the sale of its internally developed drugs tislelizumab, BRUKINSA and pamiparib, and the sale of in-licensed products through its agreements with Amgen, BMS, Bio-Thera and EUSA Pharma. Under the commercial profit share arrangement with Amgen, the Company is the principal for in-licensed product sales to customers in China during the commercialization period and recognizes 100% of net product revenue on these sales. Amounts due to Amgen for its portion of net product sales are recorded as cost of sales. In the United States, the Company generates product revenues from the sale of BRUKINSA.
In China, the Company sells its internally developed products to multiple distributors, who in turn sell the product to hospitals or pharmacies within their authorized territories to be sold ultimately to patients. In-licensed products are sold to a first tier distributor who subsequently resells the products to second tier distributors who ultimately sell the products to health care providers and patients. In the United States, the Company distributes BRUKINSA through specialty pharmacies and specialty distributors. The specialty pharmacies and specialty distributors subsequently resell the product to health care providers and patients.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
The process of estimating the Company's research and development expenses involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company's service providers invoice it in arrears for services performed, on a pre‑determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of the expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting expenses that are too high or too low in any particular period. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.
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
Government Grants
Government financial incentives that involve no conditions or continuing performance obligations of the Company are recognized as other (expense) income, net upon receipt. In the event government grants or incentives involve continuing performance obligations, the Company will capitalize the payment as a liability and recognize the same financial statement caption as the performance obligation relates over the performance period.
The Company received government assistance in the form of cash primarily to support the Guangzhou manufacturing facility build-out and research and development programs. Government assistance received related to the Guangzhou manufacturing facility build-out was recognized as other long-term liabilities and is amortized over the same useful lives of the related assets as depreciation expense. As of December 31, 2022 and 2021, other long-term liabilities related to the Guangzhou manufacturing facility build-out totaled $38,118 and $44,593, respectively. For the year ended December 31, 2022, depreciation expense is presented net of amortization of government assistance of $3,169.
20

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Government assistance received to support research and development programs was recorded as other long-term liabilities upon receipt and is recognized as other (expense) income, net when the associated research and development programs are completed. As of December 31, 2022 and 2021, other long-term liabilities related to research and development programs totaled $58 and $1,759, respectively. For the year ended December 31, 2022, the Company recognized other income of $1,664 upon the completion of a designated research and development program.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
Concentration of Risks
Concentration of credit risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable.
As of December 31, 2022 and 2021, $3,869,564 and $4,375,678 were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC, respectively. The deposits placed with
22

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. As of December 31, 2022 and 2021, the Company had short-term investments amounting to $665,251 and $2,241,962, respectively.
At December 31, 2022 and 2021, the Company’s short-term investments were comprised of U.S. treasury securities. The Company believes that U.S. treasury securities are of high credit quality and continually monitors the credit worthiness of these institutions.
As of December 31, 2022 and 2021, the Company had accounts receivable, net of $173,168 and $483,113, respectively. Accounts receivable, net represent amounts arising from product sales and amounts due from its collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection.
Customer concentration risk
For the year ended December 31, 2022, sales to the Company's four largest product distributors, Sinopharm, Shanghai Pharmaceutical, ASD Specialty Healthcare and China Resources represented approximately 18.1%, 15.5%, 14.2% and 12.1% of product revenue, respectively, and collectively, represented approximately 57.0% of trade accounts receivable as of December 31, 2022. For the year ended December 31, 2022, the Company's collaboration revenue consisted entirely of revenue recognized under its out-licensing collaboration agreements with Novartis.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Foreign currency exchange rate risk
The Company is exposed to foreign exchange risk arising from various currency exposures. The Company's reporting currency is the U.S. dollar, but a portion of its operating transactions and assets and liabilities are in other currencies, such as RMB, Euro, and Australian dollar. While the Company holds significant amounts of RMB, and is subject to foreign currency exchange risk upon revaluation or translation into the Company's reporting currency, the Company expects to utilize its existing RMB cash deposits in the operation of its China business over the next several years, and as a result, has not used derivative financial instruments to hedge exposure to such risk.
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For RMB against U.S. dollar, there was depreciation of approximately 8.2%, appreciation of approximately 2.3% and appreciation of approximately 6.3%, in the years ended December 31, 2022, 2021 and 2020. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
In addition, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of the Company's foreign cash balances and trade receivables. Further, volatility in exchange rate fluctuations may have a significant impact on the foreign currency translation adjustments recorded in other comprehensive income (loss). The revaluation impact of foreign currencies held in U.S. functional currency subsidiaries may result in significant foreign exchange gains (losses) in the consolidated statement of operations. The Company has not used derivative financial instruments to hedge exposure to foreign exchange risk.
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

In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact was not material to any of its previously issued financial statements, but that correcting the cumulative impact of the error would be significant to its statements of operations for the twelve months ended December 31, 2022. Accordingly, the Company has revised the annual periods of fiscal year 2021 and 2020 consolidated financial statements and related notes included herein to record a valuation allowance against the Company’s net deferred tax asset balance for all periods presented. A summary of revisions to previously reported financial statements is presented in Note 3, Revision of Prior Period Financial Statements. Note 12, Income Taxes and Note 16, Loss Per Share have been updated to
24

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

reflect the revision. The Company will also correct previously reported financial information for this error in its future filings, as applicable.
Recent Accounting Pronouncements
New accounting standards which have been adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company adopted this standard on January 1, 2022. The adoption of this standard has been applied to existing government assistance transactions.
3. Revision of Prior Period Financial Statements
As discussed in Note 2, the Company revised certain prior period financial statements to correct an error related to the valuation of net deferred tax assets, the impact of which was immaterial to our previously filed financial statements in the annual periods of fiscal 2021 and 2020 (See Note 2). Specifically, a valuation allowance should have been recorded on all net deferred tax assets and such a valuation allowance was not previously recorded. A summary of revisions to the Company’s previously reported financial statements for the comparative periods presented within this Annual Report on Form 10-K is presented below.
Consolidated Balance Sheet

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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Consolidated Statements of Operations

	Year Ended December 31,			Year Ended December 31,
	2021			2020
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Income tax expense (benefit)	(25,234)	44,462	19,228	(17,671)	28,068	10,397
Net loss	(1,413,354)	(44,462)	(1,457,816)	(1,600,523)	(28,068)	(1,628,591)
Net loss attributable to BeiGene, Ltd.	(1,413,354)	(44,462)	(1,457,816)	(1,596,906)	(28,068)	(1,624,974)

Net loss per share attributable to BeiGene, Ltd., basic and diluted	(1.17)	(0.04)	(1.21)	(1.47)	(0.03)	(1.50)

Net loss per American Depositary Share ("ADS")	(15.23)	(0.48)	(15.71)	(19.13)	(0.34)	(19.47)

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,			Year Ended December 31,
	2021			2020
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Net loss	(1,413,354)	(44,462)	(1,457,816)	(1,600,523)	(28,068)	(1,628,591)
Comprehensive loss	(1,402,346)	(44,462)	(1,446,808)	(1,585,452)	(28,068)	(1,613,520)
Comprehensive loss attributable to BeiGene, Ltd.	(1,402,346)	(44,462)	(1,446,808)	(1,581,963)	(28,068)	(1,610,031)

Consolidated Statement of Cash Flows

	Year Ended December 31,			Year Ended December 31,
	2021			2020
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Operating activities:
Net loss	(1,413,354)	(44,462)	(1,457,816)	(1,600,523)	(28,068)	(1,628,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense	(41,085)	44,462	3,377	(27,807)	28,068	261
Net cash used in operating activities	(1,298,723)	—	(1,298,723)	(1,283,461)	—	(1,283,461)

26

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Consolidated Statement of Stockholders' Equity

	Accumulated Deficit			Total Equity
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Balance at December 31, 2019	(1,955,843)	(37,894)	(1,993,737)	978,355	(37,894)	940,461
Net loss	(1,596,906)	(28,068)	(1,624,974)	(1,600,523)	(28,068)	(1,628,591)
Balance at December 31, 2020	(3,552,749)	(65,962)	(3,618,711)	3,869,243	(65,962)	3,803,281
Net loss	(1,413,354)	(44,462)	(1,457,816)	(1,413,354)	(44,462)	(1,457,816)
Balance at December 31, 2021	(4,966,103)	(110,424)	(5,076,527)	6,242,987	(110,424)	6,132,563
4. Collaborative and Licensing Arrangements
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
Out-Licensing Arrangements
During the three years ended December 31, 2022, the Company’s collaboration revenue related to its out-licensing collaborative agreements has consisted of upfront license fees, research and development services revenue and right to access intellectual property revenue from its collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Revenue from Collaborators	$	$	$
License revenue	—	484,646	—
Research and development service revenue	46,822	53,671	—
Right to access intellectual property revenue	104,994	3,979	—
Other	9,493	—	—
Total	161,309	542,296	—
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the year ended December 31, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the year ended December 31, 2021. The portion of the transaction price allocated to the R&D services was deferred and is being recognized as collaboration revenue as the R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $39,655 and $53,421 during the years ended December 31, 2022 and 2021, respectively. The Company also recognized other collaboration revenue of $9,493 related to the sale of tislelizumab clinical supply to Novartis in conjunction with the collaboration during the years ended December 31, 2022.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
The Company will satisfy the material right performance obligation at a point in time at the earlier of when Novartis exercises the option and the license is delivered or the expiration of the option period. As such, the entire amount of the transaction price allocated to the material right was deferred. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the R&D Services was deferred and is being recognized as collaboration revenue as the R&D Services are performed over the expected option period. The Company recognized collaboration revenue of $104,994 and $3,979 related to Novartis right to access ociperlimab in clinical trials and the transfer of know how performance obligation during the years ended December 31, 2022 and 2021, respectively, and R&D service revenue of $7,167 and $250 during the years ended December 31, 2022 and 2021, respectively.
29

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
Under the agreement, the Company is responsible for the commercialization of XGEVA, KYPROLIS and BLINCYTO in China for five or seven years. Amgen is responsible for manufacturing the products globally and will supply the products to the Company at an agreed upon price. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one product and is entitled to receive royalties on sales in China for an additional five years on the products not retained. XGEVA was approved in China in 2019 for patients with giant cell tumor of the bone and in November 2020 for the prevention of skeletal-related events in cancer patients with bone metastases. In July 2020, the Company began commercializing XGEVA in China. In December 2020, BLINCYTO was approved in China for injection for the treatment of adult patients with relapsed or refractory (R/R) B-cell precursor acute lymphoblastic leukemia (ALL). In July 2021, KYPROLIS was conditionally approved in China for injection in combination with dexamethasone for the treatment of adult patients with R/R multiple myeloma. In April 2022, BLINCYTO was conditionally approved for injection for the treatment of pediatric patients with R/R CD19-positive B-cell precursor ALL.
Amgen and the Company are also jointly developing a portfolio of Amgen oncology pipeline assets under the collaboration. The Company is responsible for conducting clinical development activities in China and co-funding global development costs by contributing cash and development services up to a total cap of $1,250,000. Amgen is responsible for all development, regulatory and commercial activities outside of China. For each pipeline asset that is approved in China, the Company will receive commercial rights for seven years from approval. The Company has the right to retain approximately one out of every three approved pipeline assets, other than LUMAKRAS (sotorasib) ("AMG 510"), Amgen's KRAS G12C inhibitor, for commercialization in China. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. The Company is entitled to receive royalties from sales in China for pipeline assets returned to Amgen for five years after the seven-year commercialization period. The Company is also entitled to receive royalties from global sales of each product outside of China (with the exception of AMG 510). Amgen advised the Company that its applications to the Human Genetic Resources Administration of China ("HGRAC") to obtain approval to conduct clinical studies in China for the pipeline assets, including its application for AMG 510, were delayed between 2020 and 2022. In connection with our ongoing assessment of the Collaboration Agreement cost-share contributions, we determined that our further investment in the development of AMG 510 was no longer commercially viable for BeiGene. As a result, in February 2023, we entered into an amendment to the Collaboration Agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the anticipated termination of AMG 510 from the Collaboration Agreement.
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
In connection with the Amgen Collaboration Agreement, a Share Purchase Agreement (SPA) was entered into by the parties on October 31, 2019. On January 2, 2020, the closing date of the transaction, Amgen purchased 15,895,001 of the Company's ADSs for $174.85 per ADS, representing a 20.5% ownership stake in the Company. Per the SPA, the cash proceeds shall be used as necessary to fund the Company's development obligations under the Amgen Collaboration Agreement. Pursuant to the SPA, Amgen also received the right to designate one member of the Company's board of directors, and Anthony
30

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Hooper joined the Company's board of directors as the Amgen designee in January 2020. Amgen relinquished its right to appoint a designated director to the Company's board of directors in January 2023.
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
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Research and development expense	98,955	115,464	117,005
Amortization of research and development cost share liability	96,402	112,486	113,986
Total amount due to Amgen for BeiGene's portion of the development funding	195,357	227,950	230,991

			As of December 31, 2022
Remaining portion of development funding cap			595,702
As of December 31, 2022 and 2021, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of December 31,
	2022	2021
	$	$
Research and development cost share liability, current portion	114,335	120,801
Research and development cost share liability, non-current portion	179,625	269,561
Total research and development cost share liability	293,960	390,362
31

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The net reimbursement due under the commercial profit-sharing agreement for in-line product sales is classified in the consolidated statements of operations for the three years ended December 31, 2022 as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Cost of sales - product	5,898	1,893	(1,210)
Selling, general and administrative	(54,865)	(45,152)	(9,750)
Research and development	(1,216)	423	(660)
Total	(50,183)	(42,836)	(11,620)
The Company purchases commercial inventory from Amgen to distribute in China. Total inventory purchases amounted to $71,720, $110,303 and 38,392, respectively, during the year ended December 31, 2022, 2021 and 2020. Net amounts payable to Amgen as of December 31, 2022 and 2021 were $54,064 and $106,790, respectively.
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
Upfront and milestone payments made under these arrangements for the years ended December 31, 2022, 2021 and 2020 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or the term of the commercialization agreements.

		Year Ended December 31,
		2022	2021	2020
Payments due to collaboration partners	Classification	$	$	$
Upfront payments	Research and development expense	68,665	83,500	109,500
Development milestone payments	Research and development expense	5,500	15,000	15,800
Regulatory and commercial milestone payments	Intangible asset	—	43,394	—
Total		74,165	141,894	125,300
Our significant license agreements are described below:
Shandong Luye Pharmaceutical Co., Ltd.
In December 2022, the Company entered into an exclusive license agreement with Shandong Luye Pharmaceutical Co., Ltd. ("Luye") to develop (exclusive of indications for which Luye has submitted the drug marketing authorization application to the China National Medical Products Administration) and commercialize Luye's proprietary goserelin acetate extended-release microspheres for intramuscular injection known as LY01005 in mainland China. Under the terms of the agreement, the Company paid Luye an upfront license payment of $48,665, exclusive of VAT, which was recognized as in-process research and development expense, and a prepayment of $30,000 to be applied toward future supply purchases in December 2022. Luye is also eligible to receive future milestone payments upon achievement of certain regulatory milestones. Luye is also eligible to receive tiered royalties on net sales. Luye is considered a related party due to a significant common shareholder. That shareholder has different representatives serving on each companies' respective board of directors.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
Nanjing Leads Biolabs, Inc.
In December 2021, the Company entered into a license and collaboration agreement with Nanjing Leads Biolabs, Inc. (Leads Biolabs) for worldwide research, development and manufacturing rights and exclusive commercialization rights outside of China to LBL-007, a novel investigational antibody targeting the LAG-3 pathway. Under the terms of the agreement, Leads Biolabs received an upfront payment of $30,000 in January 2022 and is eligible to receive up to $742,000 in clinical development, regulatory approval and sales milestones. Leads Biolabs is also eligible to receive tiered royalties on future sales in the licensed territory. The upfront payment was expensed to research and development expense during the year ended December 31, 2021 in accordance with the Company's acquired in-process research and development expense policy.
EUSA Pharma
In January 2020, the Company entered into an exclusive development and commercialization agreement with EUSA Pharma (EUSA) for the orphan biologic products SYLVANT® (siltuximab) and QARZIBA® (dinutuximab beta) in China. Under the terms of the agreement, EUSA granted the Company exclusive rights to SYLVANT in greater China and to QARZIBA in mainland China. Under the agreement, the Company is funding and undertaking all clinical development and regulatory submissions in the territories, and commercializing both products once approved. EUSA received a $40,000 upfront payment upon contract execution and is eligible to receive additional payments upon the achievement of regulatory and commercial milestones up to a total of $120,000. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company's acquired in-process research and development expense policy. In 2021, QARZIBA and SYLVANT were approved and launched in mainland China and greater China, respectively. The approvals triggered regulatory milestone payments that were capitalized as intangible assets and are being amortized over the remaining term of the license agreement. EUSA is receiving tiered royalties on SYLVANT product sales, which the Company records as cost of sales in the period the respective sales are generated.
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
Bio-Thera Solutions, Ltd.
In August 2020, the Company entered into a license, distribution and supply agreement with Bio-Thera Solutions, Ltd. (Bio-Thera) for Bio-Thera's POBEVCY® (BAT1706), a biosimilar to Avastin® (bevacizumab) in China. The agreement became effective on September 10, 2020 upon approval of Bio-Thera's shareholders, and was subsequently assigned by the Company to its affiliate BeiGene (Guangzhou) Co., Ltd. (BeiGene Guangzhou) on September 18, 2020, as permitted by the agreement. Under the terms of the agreement, Bio-Thera agreed to grant BeiGene the right to develop, manufacture, and commercialize POBEVCY in China, including Hong Kong, Macau, and Taiwan. Bio-Thera retained rights outside of the partnered territory. Bio-Thera received an upfront payment of $20,000 in October 2020 and is eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $145,000. The upfront payment was expensed to research and
33

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

development expense during the year ended December 31, 2020 in accordance with the Company's acquired in-process research and development expense policy. In November 2021, POBEVCY obtained regulatory approval, and was subsequently launched, in China, triggering a milestone payment that was capitalized as an intangible asset that is being amortized over the remaining term of the license agreement. Bio-Thera is also receiving tiered royalties on product sales, which the Company records as cost of sales in the period the respective sales are generated.
Other
In addition to the collaborations discussed above, the Company has entered into additional collaborative arrangements during the years ended December 31, 2022, 2021 and 2020. The Company may be required to pay additional amounts upon the achievement of various development and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidate were to advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay significant milestones upon approval and milestones and/or royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.
5. Restricted Cash
The Company’s restricted cash balance of $5,473 and $7,209 as of December 31, 2022 and 2021, respectively, primarily consist of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on term of restriction.
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from the STAR offering in strict compliance with the planned uses as disclosed in the PRC prospectus as well as those disclosed in the Company's proceeds management policy approved by the board of directors.
6. Investments
Short-Term Investments
Short-term investments as of December 31, 2022 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	674,262	—	9,011	665,251
Total	674,262	—	9,011	665,251
Short-term investments as of December 31, 2021 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	2,245,662	—	3,700	2,241,962
Total	2,245,662	—	3,700	2,241,962
The Company does not consider the investments in U.S. treasury securities to be other-than-temporarily impaired at December 31, 2022. As of December 31, 2022, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of December 31, 2022.
34

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Equity Securities with Readily Determinable Fair Values
Leap Therapeutics, Inc. (Leap)
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap's underwritten public offering. As of December 31, 2022, the Company's ownership interest in the outstanding common stock of Leap was 7.4% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 11.7%. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other (expense) income, net. During the years ended December 31, 2022, 2021 and 2020, the Company recorded unrealized (losses) gains of $(30,102), $9,386 and $12,479, respectively, in the consolidated statement of operations, respectively.
As of December 31, 2022 and 2021, the fair value of the common stock and warrants was as follows:

	As of December 31,
	2022	2021
	$	$
Fair value of Leap common stock	3,307	23,809
Fair value of Leap warrants	706	10,306
Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $57,054 and $43,722 in equity securities without readily determinable fair values as of December 31, 2022 and 2021, respectively. The Company recorded gains of $5,065 related to observable price changes in orderly transactions for similar investments of the same issuer for the year ended December 31, 2022 to other (expense) income, net in the consolidated statements of operations. There were no adjustments to the carrying values of these securities for the years ended December 31, 2021 and 2020.
Equity-Method Investments
The Company records equity-method investments at cost and subsequently adjusts the basis based on the Company's ownership percentage in the investees' income and expenses, as well as dividends, if any. The Company holds equity-method investments totaling $27,710 and $22,955 as of December 31, 2022 and 2021, respectively, that it does not consider to be individually significant to its financial statements. The Company recorded unrealized losses of $3,682, $1,796 and $491 for the years ended December 31, 2022, 2021 and 2020, respectively, to other (expense) income, net in the consolidated statements of operations.
7. Inventories
The Company’s inventory balance consisted of the following:

	As of December 31,
	2022	2021
	$	$
Raw materials	88,957	78,140
Work in process	20,886	9,397
Finished goods	172,503	155,089
Total inventories	282,346	242,626
35

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
Under the terms of the JV Agreement, BeiGene HK made an initial cash capital contribution of RMB200,000 and a subsequent contribution of one or more biologics assets in exchange for a 95% equity interest in BeiGene Biologics. GET made a cash capital contribution of RMB100,000 to BeiGene Biologics, representing a 5% equity interest in BeiGene Biologics. In addition, on March 7, 2017, BeiGene Biologics entered into a contract with GET, under which GET agreed to provide a RMB900,000 loan (the "Shareholder Loan”) to BeiGene Biologics. In September 2019, BeiGene Biologics completed the first phase of construction of a biologics manufacturing facility in Guangzhou, through a wholly owned subsidiary, the BeiGene Guangzhou Biologics Manufacturing Co., Ltd. (BeiGene Guangzhou Factory), to manufacture biologics for the Company and its subsidiaries.
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
In September 2020, BeiGene HK entered into a share purchase agreement (the "JV Share Purchase Agreement") with GET to acquire GET’s 5% equity interest in BeiGene Biologics for a total purchase price of $28,723 (RMB195,262). The transaction was finalized in November 2020 upon completion of the business registration filing. The share purchase was recorded as an equity transaction. The carrying amount of the noncontrolling interest balance of $9,116 was adjusted to nil to reflect the increase in BeiGene HK’s ownership interest to 100%, and the difference in the fair value of the consideration paid and the carrying amount of the noncontrolling interest of $19,599 was recorded to additional paid in capital. In connection with the JV Share Purchase Agreement, BeiGene Biologics repaid the outstanding principal of the Shareholder Loan of $132,061 (RMB900,000) and accrued interest of $36,558 (RMB249,140).
In connection with the JV share purchase, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 (the "Senior Loan"), of which $120,000 was used to fund the JV share repurchase and repayment of the shareholder loan and $80,000 could be used for general working capital purposes. The Company may extend the original maturity date for up to two additional twelve month periods. In October 2020, the Company drew down $80,000 of the working capital facility and $118,320 of the acquisition facility to be used for the JV share repurchase. On October 9, 2021, the Company repaid $198,320 and drew down $200,000 from the Senior Loan. In addition, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership (Zhuhai Hillhouse) for a total loan facility of $73,640 (RMB500,000) (the "Related Party Loan"), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility, including principal, interest and fees. The Company drew down $15,693 (RMB100,000) of the Related Party Loan as of December 31, 2021 and repaid the loan in full in November of 2022. See Note 14 for further discussion of the loans.
9. Leases
The Company has operating leases for office and manufacturing facilities in the United States, Switzerland, and China. The leases have remaining lease terms of up to five years, some of which include options to extend the leases that have not been included in the calculation of the Company’s lease liabilities and ROU assets. The Company has land use rights, which represent land acquired for the biologics manufacturing facility in Guangzhou, the land acquired for the Company's research, development and office facility in Changping, Beijing, and the land acquired for the Company's research, development and manufacturing facility in Suzhou. The land use rights represent lease prepayments and are expensed over the remaining term of
36

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

the rights, which is 50 years for the Guangzhou land use rights, 36 years for the Changping land use right, and 30 years for the Suzhou land use rights. The Company also has certain leases with terms of 12 months or less for certain equipment, office and lab space, which are expensed and not recorded on the balance sheet.
The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Operating lease cost	25,938	22,536	18,271
Variable lease cost	6,834	4,892	2,465
Short-term lease cost	1,299	1,823	1,018
Total lease cost	34,071	29,251	21,754
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2022	2021
	$	$
Operating lease right-of-use assets	56,008	60,762
Land use rights, net	53,952	56,669
Total operating lease right-of-use assets	109,960	117,431

Current portion of operating lease liabilities	24,041	21,925
Operating lease liabilities, non-current portion	34,517	43,041
Total lease liabilities	58,558	64,966
Maturities of operating lease liabilities are as follows:

$
Year ending December 31, 2023	26,278
Year ending December 31, 2024	21,647
Year ending December 31, 2025	11,312
Year ending December 31, 2026	2,821
Year ending December 31, 2027	966
Total lease payments	63,024
Less imputed interest	(4,466)
Present value of lease liabilities	58,558
Other supplemental information related to leases is summarized below:

	Year ended December 31,
	2022	2021	2020
	$	$	$
Operating cash flows used in operating leases	28,064	19,962	17,571
ROU assets obtained in exchange for new operating lease liabilities	22,278	37,454	17,634

	As of December 31,
	2022	2021
Weighted-average remaining lease term (years)	3	3
Weighted-average discount rate	5.76%	5.15%
37

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

10. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost less accumulated depreciation and consisted of the following:

	As of December 31,
	2022	2021
	$	$
Land	65,485	65,485
Laboratory equipment	158,908	118,203
Leasehold improvements	53,786	50,288
Building	222,448	144,083
Manufacturing equipment	175,679	119,585
Software, electronics and office equipment	47,483	27,404
Property and equipment, at cost	723,789	525,048
Less: Accumulated depreciation	(171,470)	(124,286)
Construction in progress	293,627	186,843
Property, plant and equipment, net	845,946	587,605
In November 2021, the Company purchased a 42-acre site located in Hopewell, NJ for $75,197. The total purchase price was allocated between the land and an existing building on the property based on their relative fair values. The Company is constructing a biologics manufacturing facility and research and development center on the land.
Construction in progress (CIP) as of December 31, 2022 and 2021 primarily related to the construction of the manufacturing and clinical R&D campus in Hopewell, a new building for Beijing Innerway Bio-tech Co., Ltd., and additional capacity at the Guangzhou and Suzhou manufacturing facilities. CIP by fixed asset class are summarized as follows:

	As of December 31,
	2022	2021
	$	$
Building	224,392	90,229
Manufacturing equipment	33,332	63,361
Laboratory equipment	12,256	17,178
Other	23,647	16,075
Total	293,627	186,843
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 were $62,302, $44,742 and $30,943, respectively.
11. Intangible Assets
Intangible assets as of December 31, 2022 and December 31, 2021 are summarized as follows:

	December 31, 2022			December 31, 2021
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(4,000)	3,500	7,500	(3,250)	4,250
Developed products	41,235	(4,119)	37,116	43,394	(965)	42,429
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	49,551	(8,935)	40,616	51,710	(5,031)	46,679
38

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Product distribution rights consist of distribution rights for the approved cancer therapies licensed from BMS as part of the BMS collaboration. The Company is amortizing the product distribution rights, as a single identified asset, over the term of the license agreement of 10 years from the date of acquisition. Developed products represent the post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements. Trading license represents the Guangzhou drug distribution license acquired in September 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed products is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and trading licenses is included in operating expenses in the accompanying consolidated statements of operations. The weighted-average life for each finite-lived intangible assets is approximately 12 years. Amortization expense is as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Amortization expense - Cost of sales - product	3,225	965	—
Amortization expense - Operating expense	751	750	846
Total	3,976	1,715	846
Estimated amortization expense for each of the five succeeding years and thereafter, as of December 31, 2022 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2023	3,170	750	3,920
2024	3,170	750	3,920
2025	3,170	750	3,920
2026	3,170	750	3,920
2027	3,170	500	3,670
2028 and thereafter	21,266	—	21,266
Total	37,116	3,500	40,616

12. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
PRC	(583,610)	(606,752)	(369,066)
U.S.	67,744	34,923	33,608
Other	(1,445,171)	(866,759)	(1,282,736)
Total	(1,961,037)	(1,438,588)	(1,618,194)
39

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The current and deferred components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Current Tax Expense (Benefit):
PRC	27,905	15,252	16,121
U.S.	4,844	(9)	(5,678)
Other	6,547	805	68
Total	39,296	16,048	10,511
Deferred Tax Expense (Benefit):
PRC	3,480	4,919	(114)
U.S.	—	(35)	—
Other	2	(1,704)	—
Total	3,482	3,180	(114)
Income Tax (Benefit) Expense	42,778	19,228	10,397
The reconciliation of the statutory tax rate to our effective income tax rate is as follow:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Loss before tax	(1,961,037)	(1,438,588)	(1,618,194)
China statutory tax rate	25%	25%	25%
Expected taxation at China statutory tax rate	(490,259)	(359,647)	(404,549)

Foreign and preferential tax rate differential	288,133	185,874	218,473
Non-deductible expenses	30,598	(2,826)	8,436
Stock compensation expenses	33,872	(27,411)	(22,032)
Effect of tax rate change	—	—	(3,827)
Change in valuation allowance	229,550	254,768	237,153
Research tax credits and incentives	(49,116)	(31,530)	(23,257)
Taxation for the year	42,778	19,228	10,397
Effective tax rate	(2.2)%	(1.3)%	(0.6)%
40

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Deferred tax assets (liabilities):
Accruals and reserves	97,896	84,766	33,512
Net operating losses carryforward	862,214	625,114	358,425
Stock-based compensation	19,700	14,982	13,981
Research tax credits	86,000	82,060	58,835
Depreciable and amortizable assets	798,563	937,069	724,779
Lease liability obligation	10,348	11,571	9,066
R&D and other capitalized costs	63,156	—	—
Right of use asset	(10,098)	(11,322)	(8,843)
Gross deferred tax assets	1,927,779	1,744,240	1,189,755
Less valuation allowance	(1,943,775)	(1,758,409)	(1,200,547)
Net deferred tax liabilities	(15,996)	(14,169)	(10,792)
Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of December 31, 2022, it is more likely than not that certain deferred tax assets will not be realized for our subsidiaries in Australia, Switzerland, the United States, and for certain subsidiaries in China. For the years ended December 31, 2022 and 2021, there were increases in the valuation allowance of $229,550 and $254,768, respectively. Adjustments may be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.
As of December 31, 2022 and 2021, the Company had net operating losses of approximately $5,077,247 and $3,644,981, respectively. As of December 31, 2022, net operating losses were primarily comprised of: $1,633,101 from entities in the PRC which expire in years 2024 through 2032; $3,397,529 derived from Switzerland which expires in years 2025 through 2029; and, $26,079 derived from entities in the United States that have an indefinite carryforward. The Company has approximately $108,861 of U.S. research tax credits which will expire between 2036 and 2042, if not utilized.
The gross unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Beginning balance, as of January 1	9,925	7,123	4,633
Additions based on tax positions related to prior tax years	—	—	—
Reductions based on tax positions related to prior tax years	—	—	—
Additions based on tax positions related to the current tax year	1,630	2,802	2,497
Reductions based on lapse of statute of limitations	—	—	(7)
Ending balance, as of December 31	11,555	9,925	7,123
Current and prior year additions include an assessment of U.S. federal and state tax credits and incentives. None of the unrecognized tax benefits as of December 31, 2022 would impact the consolidated income tax rate if ultimately recognized due to valuation allowances. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.
41

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. For the years ended December 31, 2022, 2021 and 2020, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of December 31, 2022, Australia tax matters are open to examination for the years 2013 through 2022, China tax matters are open to examination for the years 2012 through 2022, Switzerland tax matters are open to examination for the years 2018 through 2022, and U.S. federal tax matters are open to examination for years 2015 through 2022. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2012 through 2022.
The Company qualifies for the Technology Advanced Service Enterprises (TASE) and High and New Technology Enterprise (HNTE) status for certain subsidiaries in China, which expire at the end of 2025. The income tax benefits attributable to this status for the year ended December 31, 2022 is approximately $3,894, or less than $0.01 per share outstanding.
As of December 31, 2022, the Company asserts indefinite reinvestment on the excess of the financial reporting bases over tax bases in the Company's investments in foreign subsidiaries to the extent reversal would incur a significant tax liability. A deferred tax liability has not been established for the approximately $2,379 of cumulative undistributed foreign earnings. Determination of the unrecognized deferred tax liability is not practicable due to the uncertainty and overall complexity of the hypothetical calculation.
13. Supplemental Balance Sheet Information
Changes in the allowance for credit losses related to trade accounts receivable consist of the following:

	Year Ended December 31,
	2022	2021	2020
	$	$
Beginning balance, as of January 1	415	112	—
Provision charged to selling, general and administrative expenses	(219)	309	109
Amounts written-off, net of recoveries of amounts previously reserved	1	—	—
Exchange rate changes	14	(6)	3
Ending balance, as of December 31	211	415	112
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2022	2021
	$	$
Prepaid research and development costs	71,488	87,239
Prepaid taxes	20,478	58,579
Other receivables	22,777	12,010
Interest receivable	3,039	5,052
Prepaid insurance	3,664	1,695
Prepaid manufacturing cost	58,950	78,538
Short-term deposit	1,510	2,982
Other current assets	34,647	24,078
Total	216,553	270,173
42

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Other non-current assets consist of the following:

	As of December 31,
	2022	2021
	$	$
Goodwill	109	109
Prepayment of property and equipment	22,025	14,140
Prepaid supply cost (1)	48,642	24,237
Prepaid VAT	804	17,162
Rental deposits and other	7,054	6,609
Long-term investments	91,779	100,792
Total	170,413	163,049
(1) Represents payments for future supply purchases under the license agreement with Luye and facility expansion under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.
Accrued expenses and other payables consisted of the following:

	As of December 31,
	2022	2021
	$	$
Compensation related	184,775	139,966
External research and development activities related	139,168	213,922
Commercial activities	51,806	71,560
Individual income tax and other taxes	18,815	45,661
Sales rebates and returns related	41,817	59,639
Other	30,971	27,307
Total accrued expenses and other payables	467,352	558,055
Other long-term liabilities consist of the following:

	As of December 31,
	2022	2021
	$	$
Deferred government grant income	38,176	46,352
Pension liability	7,760	7,814
Other	159	68
Total other long-term liabilities	46,095	54,234
14. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of December 31, 2022 and 2021:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of December 31,
						2022		2021
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	7,250	50,000	1,255	8,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	1,450	10,000	1,569	10,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	5,437	37,500	—	—
43

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

China Minsheng Bank (the "Senior Loan")	September 24, 2020	$200,000	(4)		4.3%	150,000	1,034,554	200,000	1,274,535
Zhuhai Hillhouse (the "Related Party Loan")	September 24, 2020	RMB500,000	(5)		4.5%	—	—	15,693	100,000
Shanghai Pudong Development Bank	February 25, 2022	$50,000	1-year	February 25, 2023	2.2%	50,000	344,851	—	—
Other short-term debt (6)						114,832	792,000	209,048	1,332,197
Total short-term debt						328,969	2,268,905	427,565	2,724,732

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	75,395	520,000	89,444	570,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	49,369	340,500	53,353	340,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	47,847	330,000	59,316	378,000
China CITIC Bank	July 29, 2022	RMB480,000	10-year	July 28, 2032	(7)	36,537	252,000	—	—
Total long-term debt						209,148	1,442,500	202,113	1,288,000

1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.7% as of December 31, 2022. The Company repaid $1,171 (or RMB8,000) during the year ended December 31, 2022. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out.
2.On January 22, 2020, BeiGene Guangzhou Biologics Manufacturing Co., Ltd.("BeiGene Guangzhou Factory") entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets that will be placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of December 31, 2022. The Company repaid $1,484 (RMB10,000) during the year ended December 31, 2022. BeiGene Guangzhou Biologics Manufacturing Co., Ltd. is a company incorporated under the laws of the PRC on March 3, 2017 and a wholly owned subsidiary of BeiGene Biologics.
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.0% as of December 31, 2022. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out.
4.In September 2020, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000, of which $120,000 was designated to fund the JV share purchase and repayment of the Shareholder Loan and $80,000 was designated for general working capital purposes. The Senior Loan had an original maturity date of October 8, 2021, which was the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional twelve month periods. On October 8, 2021, the Company extended the maturity date for twelve months to October 8, 2022 and repurposed the Senior Loan for general working capital purposes. On September 30, 2022, the Company entered into an amendment and restatement agreement with China Minsheng Bank to extend the maturity date. On October 10, 2022, the Company repaid $200,000 and drew down $150,000 from the Senior Loan.
5.In September 2020, the Company entered into a loan agreement with Zhuhai Hillhouse Zhaohui Equity Investment Partnership (Zhuhai Hillhouse) for a total loan facility of $73,640 (RMB500,000), of which $14,728 (RMB100,000) can be used for general corporate purposes and $58,912 (RMB400,000) can only be applied towards the repayment of the Senior Loan facility, including principal, interest and fees. The loan originally matured at the earlier of: (i) November 9, 2021, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. On October 8, 2021, the Company extended the maturity date of the Related Party Loan to the earlier of: (i) November 9, 2022, which is one month after the Senior Loan maturity date, if not extended, or (ii) 10 business days after the Senior Loan is fully repaid. On October 10, 2022, the Company repaid in full the outstanding borrowing in the amount of $13,980 (RMB100,000). Zhuhai Hillhouse is a related party of the Company, as it is an affiliate of Hillhouse Capital. Hillhouse Capital is a shareholder of the Company, and a Hillhouse Capital employee is a member of the Company's board of directors.
6.During the three years ended December 31, 2022, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB2,435,000 in aggregate, with maturity dates ranging from January 19, 2021 to September 18, 2023. The Company drew down $113,774 (RMB792,000) during the year ended December 31, 2022. The Company repaid $200,446 (RMB1,332,197) of the short-term loans during the year ended. December 31, 2022. The weighted average interest rate for the short-term working capital loans was approximately 2.6% as of December 31, 2022.
7.In July 2022, the Company entered into a 10-year bank loan agreement with China CITIC Bank to borrow up to RMB480,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan interest rate was 4.2% as of December 31, 2022. The loan is secured by BeiGene Suzhou Co., Ltd.'s land use right. The Company drew down $37,372 (RMB252,000) during the year ended December 31, 2022.
44

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Contractual Maturities of Debt Obligations
The aggregate contractual maturities of all borrowings due subsequent to December 31, 2022 are as follows:

Maturity dates	Amounts
$
Year ending December 31, 2023	328,969
Year ending December 31, 2024	29,412
Year ending December 31, 2025	35,136
Year ending December 31, 2026	44,697
Year ending December 31, 2027	44,697
Thereafter	55,206
Total	538,117
Interest Expense
Interest on bank loans and the Related Party Loan is paid quarterly until the respective loans are fully settled. Interest expense recognized for the years ended December 31, 2022, 2021 and 2020 amounted to $21,699, $29,263 and $18,309, respectively, among which, $2,594, $1,054 and $338 was capitalized, respectively.
15. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA in the United States and China, and tislelizumab and pamiparib in China; REVLIMID® and VIDAZA® in China under a license from BMS; XGEVA, BLINCYTO and KYPROLIS in China under a license from Amgen; and POBEVCY in China under a license from Bio-Thera.
The table below presents the Company’s net product sales for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Product revenue - gross	1,438,440	748,824	324,672
Less: Rebates and sales returns	(183,828)	(114,837)	(15,798)
Product revenue - net	1,254,612	633,987	308,874

45

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The following table disaggregates net product revenue by product for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	$	$	$
BRUKINSA®	564,651	217,987	41,702
Tislelizumab	422,885	255,119	163,358
REVLIMID®	79,049	70,065	47,372
XGEVA®	63,398	45,956	8,496
POBEVCY®	38,124	1,353	—
BLINCYTO®	36,107	12,515	—
KYPROLIS®	13,696	—	—
VIDAZA®	15,213	19,591	29,975
Pamiparib	5,460	3,661	—
ABRAXANE®	—	—	17,770
Other	16,029	7,740	201
Total product revenue - net	1,254,612	633,987	308,874
The following table presents the roll-forward of accrued sales rebates and returns for the years ended December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2022	2021
	$	$
Beginning balance, as of January 1	59,639	11,874
Accrual	183,828	114,837
Payment	(201,650)	(67,072)
Ending balance, as of December 31	41,817	59,639
16. Loss Per Share
Loss per share was calculated as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Numerator:
Net loss	(2,003,815)	(1,457,816)	(1,628,591)
Less: Net loss attributable to noncontrolling interest	—	—	(3,617)
Net loss attributable to BeiGene, Ltd.	(2,003,815)	(1,457,816)	(1,624,974)

Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	1,340,729,572	1,206,210,049	1,085,131,783
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(1.49)	(1.21)	(1.50)
For the years ended December 31, 2022, 2021 and 2020, the computation of basic loss per share using the two-class method was not applicable, as the Company was in a net loss position.
46

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The effects of all share options and restricted share units were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive during the years ended December 31, 2022, 2021 and 2020.
17. Share-Based Compensation
2016 Share Option and Incentive Plan
In January 2016, in connection with its U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of December 31, 2022, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,653. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5)% of the outstanding shares of the Company's ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added to the 2016 Plan under this provision. However, in August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this "evergreen" provision and implement other changes required by the Hong Kong Stock Exchange (HKEx) rules. In December 2018, the shareholders of the Company approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
As of December 31, 2022, share-based awards to acquire 75,034,504 ordinary shares were available for future grant under the 2016 Plan.
In order to continue to provide incentive opportunities under the 2016 Plan, the Board of Directors and shareholders of the Company approved an amendment to the 2016 Plan (the "Amendment No. 2"), which became effective as of June 22, 2022, to increase the number of authorized shares available for issuance under the 2016 Plan by 66,300,000 ordinary shares, or 5%, of the Company's outstanding shares as of March 31, 2022.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
As of December 31, 2022, 3,666,071 ordinary shares were available for future issuance under the ESPP.
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The following table summarizes the Company’s share option activities under the 2011, 2016 and 2018 Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	$	Years	$
Outstanding at December 31, 2019	108,417,254	3.96
Granted	8,999,536	13.54	7.15
Exercised	(29,707,587)	2.82			416,509
Forfeited	(2,717,488)	7.22
Outstanding at December 31, 2020	84,991,715	5.27
Granted	6,244,524	26.46	12.40
Exercised	(17,233,853)	4.52			367,110
Forfeited	(1,797,498)	13.27
Outstanding at December 31, 2021	72,204,888	7.08
Granted	12,516,816	12.34	6.40
Exercised	(5,898,217)	4.63			52,258
Forfeited	(2,296,634)	16.46
Outstanding at December 31, 2022	76,526,853	7.85		5.33	745,340,712
Exercisable as of December 31, 2022	58,017,219	5.67		4.2	673,364,735
Vested and expected to vest at December 31, 2022	73,842,956	7.60		5.2	734,904,195
As of December 31, 2022, the unrecognized compensation cost related to 15,825,737 unvested share options expected to vest was $88,859. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.4 years.
The total fair value of employee share option awards vested during the years ended December 31, 2022, 2021 and 2020 was $62,548, $53,571 and $55,127, respectively.
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
The following table presents the range of fair values and the assumptions used to estimate those fair values of the share options granted in the years presented:

	Year Ended December 31,
	2022	2021	2020
Fair value of ordinary share	$5.51 ~ $9.04	$9.94 ~ $14.97	$4.95 ~ $11.89
Risk-free interest rate	1.8% ~ 3.9%	1.1% ~ 1.7%	0.6% ~ 1.1%
Expected exercise multiple	2.8	2.8	2.8
Expected volatility	51% ~ 60%	51% ~ 59%	58% ~ 59%
Expected dividend yield	0%	0%	0%
Contractual life	10 years	10 years	10 years
49

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
The Company had no restricted share activities during the year ended December 31, 2022 and 2021.
As of December 31, 2022, all compensation cost related to restricted shares was fully recognized.
Restricted share units
The following table summarizes the Company's restricted share unit activities under the 2016 and 2018 Plans:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2019	26,852,267	10.72
Granted	18,820,581	14.20
Vested	(7,302,828)	10.88
Forfeited	(3,493,048)	11.36
Outstanding at December 31, 2020	34,876,972	12.50
Granted	17,173,767	25.58
Vested	(10,703,381)	12.23
Forfeited	(5,264,376)	15.82
Outstanding at December 31, 2021	36,082,982	18.33
Granted	38,707,669	12.46
Vested	(12,533,586)	16.37
Forfeited	(6,859,892)	16.72
Outstanding at December 31, 2022	55,397,173	14.87
Expected to vest at December 31, 2022	47,392,282	14.87
As of December 31, 2022, the unrecognized compensation cost related to unvested restricted share units expected to vest was $580,815. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.9 years.
Share-based compensation expense
The following table summarizes total share-based compensation cost recognized for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Research and development	139,348	114,357	92,999
Selling, general and administrative	163,814	126,355	90,482
Total	303,162	240,712	183,481
50

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

18. Accumulated Other Comprehensive (Loss) Income
The movement of accumulated other comprehensive (loss) income was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Available-for-Sale Securities	Pension Liability Adjustments	Total
	$	$	$	$
December 31, 2020	14,184	871	(8,113)	6,942
Other comprehensive income (loss) before reclassifications	13,714	(4,504)	309	9,519
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	(67)	1,556	1,489
Net-current period other comprehensive (loss) income	13,714	(4,571)	1,865	11,008
December 31, 2021	27,898	(3,700)	(6,248)	17,950
Other comprehensive income (loss) before reclassifications	(90,421)	(5,311)	(446)	(96,178)
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	—	811	811
Net-current period other comprehensive (loss) income	(90,421)	(5,311)	365	(95,367)
December 31, 2022	(62,523)	(9,011)	(5,883)	(77,417)
(1) The amounts reclassified from accumulated other comprehensive (loss) income were included in other (expense) income, net in the consolidated statements of operations.
19. Shareholders’ Equity
During the years ended December 31, 2022, 2021 and 2020, the Company completed the following equity offerings:
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
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
In December 2021, the Company completed an initial public offering of (STAR Offering) on the Science and Technology Innovation Board (STAR Market) of the Shanghai Stock Exchange (SSE). The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China (PRC) in Renminbi (RMB Shares). The public offering price of the RMB Shares was RMB192.60 per ordinary share, or $391.68 per ADS. In this offering, the Company sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting commission and offering expenses were $3,392,616. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus as well as the Company's proceeds management policy for the STAR Offering approved by the board of directors.
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
During the years ended December 31, 2022, 2021 and 2020, no appropriation to statutory reserves was made, because the PRC subsidiaries had an accumulated deficit as of the end of such periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2022 and 2021, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to 3,548,881 and $760,476, respectively.
21. Employee Benefit Plans
Defined Contribution Plans
Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $83,860, $63,772 and $23,717 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company maintains a defined contribution 401(k) savings plan (the "401(k) Plan") for U.S. employees. The 401(k) Plan covers all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, the Company has a matching contribution to the 401(k) Plan, which, in the 2021 plan year, matched dollar for dollar of eligible contributions up to 4%. Company contributions to the 401(k) plan totaled $10,298, $7,483 and $4,840 in the years ended December 31, 2022, 2021 and 2020, respectively.
52

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The Company maintains a government mandated program to cover its employees in Switzerland for pension, death, or disability. The program is considered a defined contribution plan. Employer and employee contributions are made based on various percentages of salaries and wages that vary based on employee age and other factors. Company contributions into the program amounted to $3,887, $2,986, and $2,960 in the years ended December 31, 2022, 2021 and 2020, respectively.
Employee benefit expenses for the remaining subsidiaries were immaterial.
Defined Benefit Plan
The Company maintains a defined benefit pension plan covering its employees in Switzerland (the "Swiss Plan"). This plan is a government mandated fund that provides benefits to employees upon retirement, death, or disability. Contributions are made based on various percentages of participants' salaries and wages determined based on participants' age and other factors. As of December 31, 2022 and 2021, the projected benefit obligations under the Swiss Plan were approximately $45,835 and $34,517, respectively, and plan assets were approximately $38,075 and $26,703, respectively. The funded status of the Swiss Plan is included in other long-term liabilities in the accompanying consolidated balance sheets. The initial determination of the pension liability was recorded as other comprehensive loss during the year ended December 31, 2020 and subsequently amortized as a component of net periodic pension cost (see Note 18).
The Company's annual contribution to the Swiss Plan is estimated to be approximately $2,553 in 2023 and is expected to evolve thereafter proportionally with changes in staffing and compensation levels, actuarial assumptions and actual investment returns on plan assets.
The following table reflects the total expected benefit payments to Swiss Plan participants and have been estimated based on the same assumptions used to measure the Company's benefit obligations as of December 31, 2022:

Amounts
Year(s)	$
2023	68
2024	545
2025	442
2026	260
2027	755
2028 – 2032	7,185
Total	9,255
22. Commitments and Contingencies
Purchase Commitments
As of December 31, 2022, the Company had purchase commitments amounting to $117,293, of which $55,346 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $61,947 related to binding purchase order obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital commitments
The Company had capital commitments amounting to $404,914 for the acquisition of property, plant and equipment as of December 31, 2022, which were mainly for the Company’s manufacturing and clinical R&D campus in Hopewell, NJ, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and a new building for Beijing Innerway Bio-tech Co., Ltd.
Co-development funding commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global clinical development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-
53

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

development costs by contributing cash and/or development services. As of December 31, 2022, the Company's remaining co-development funding commitment was $595,702.
Research and Development Commitment
The Company entered into long-term research and development agreements, which include obligations to make upfront payments and fixed quarterly payments over the next four years. As of December 31, 2022, the total research and development commitment amounted to $22,327.

Funding Commitment

The Company had committed capital related to two equity method investments in the amount of $19,000. As of December 31, 2022, the remaining capital commitment was $16,000 and is expected to be paid from time to time over the investment period.
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
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Year Ended December 31,
	2022	2021	2020
	$	$	$
PRC	840,032	517,173	290,646
U.S.	502,626	495,265	18,228
ROW	73,263	163,845	—
Total	1,415,921	1,176,283	308,874
PRC revenues for each of the three years in the period ended December 31, 2022 consisted entirely of product sales. U.S. revenues for the year ended December 31, 2022 consisted of collaboration revenues of $112,916 and BRUKINSA product sales of $389,710, respectively. U.S. revenues for the year ended December 31, 2021 consisted of collaboration revenue of $379,607 and BRUKINSA product sales of $115,658, respectively. U.S. revenues for the year ended December 31, 2020 consisted entirely of BRUKINSA product sales. Rest of world revenues for each of the year ended December 31, 2022 consisted of collaboration revenues of $48,393 and product sales of $24,870, respectively. Rest of world revenues for each of the year ended December 31, 2021 consisted primarily of collaboration revenues.
54

Supplementary Information
The Company's unaudited quarterly information has been prepared on a basis consistent with the audited financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or for any future period and there can be no assurances that any trend reflected in such results will continue in the future.
As discussed in Note 2, the Company revised certain prior period financial statements to correct an error related to the valuation of net deferred tax assets, the impact of which was immaterial to its previously filed financial statements in the annual periods of fiscal 2021 and 2020. The following table summarizes the unaudited statements of operations for each quarter of 2022 and 2021 (in thousands except share and per share amounts).

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2022	$	$	$	$
Total revenues	306,626	341,572	387,628	380,095
Loss from operations	(443,287)	(439,399)	(438,357)	(468,622)
Net loss	(435,198)	(565,726)	(557,556)	(445,335)
Net loss attributable to BeiGene, Ltd.	(435,198)	(565,726)	(557,556)	(445,335)
Net loss per share attributable to BeiGene, Ltd., basic and diluted	(0.33)	(0.42)	(0.41)	(0.33)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2021	$	$	$	$
Total revenues	605,872	149,992	206,440	213,979
Income (loss) from operations	70,167	(474,838)	(462,325)	(571,739)
Net income (loss)	55,580	(484,604)	(438,114)	(590,678)
Net income (loss) attributable to BeiGene, Ltd.	55,580	(484,604)	(438,114)	(590,678)
Net income (loss) per share attributable to BeiGene, Ltd., basic	0.05	(0.41)	(0.36)	(0.48)
Net income (loss) per share attributable to BeiGene, Ltd., diluted	0.04	(0.41)	(0.36)	(0.48)
55

Exhibit Index

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1		Sixth Amended and Restated Memorandum and Articles of Association of the Registrant, as currently in effect		8-K (Exhibit 3.1)	12/17/2021	001-37686
4.1	.1	Deposit Agreement dated February 5, 2016 by and among the Company, the Depositary and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	2/11/2016	001-37686
	.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	4/11/2016	001-37686
	.3	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.7)	8/10/2016	001-37686
	.4	Form of Letter Agreement between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.9)	5/10/2017	001-37686
4.2		Form of American Depositary Receipt (included in Exhibit 4.1.1)
4.3		Specimen Certificate for Ordinary Shares		S-1 (Exhibit 4.3)	12/9/2015	333-207459
4.4	.1	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 4.4)	10/16/2015	333-207459
	.2	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 10.21)	1/27/2016	333-207459
4.5	.1	Registration Rights Agreement, dated as of November 16, 2016, by and among the Registrant and the investors named therein		8-K (Exhibit 4.1)	11/17/2016	001-37686
	.2	Amendment No. 1 to Registration Rights Agreement, dated December 1, 2020, between the Company and the Investors		8-K (Exhibit 10.1)	12/2/2020	001-37686
4.6		Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
Collaboration, License and Commercial Agreements
10.1#	.1#	License and Supply Agreement, dated July 5, 2017, by and between the Registrant and Celgene Logistics Sàrl		10-Q (Exhibit 10.3)	11/13/2017	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.2	Assignment and Assumption Agreement, dated December 29, 2017, by and between the Registrant and BeiGene Switzerland GmbH		10-K (Exhibit 10.6.1)	3/2/2020	001-37686
10.2		Share Subscription Agreement, dated July 5, 2017, by and between Celgene Switzerland LLC and the Registrant		8-K (Exhibit 10.1)	7/6/2017	001-37686
10.3##
Letter Agreement, dated June 14, 2019, by and among the Registrant, BeiGene Switzerland GmbH, Celgene Corporation and Celgene Switzerland LLC, to terminate the Amended and Restated Exclusive License and Collaboration Agreement, dated August 31, 2017
				10-Q (Exhibit 10.1)	8/8/2019	001-37686
10.4##	.1##	Share Purchase Agreement, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.9)	3/2/2020	001-37686
	.2	Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.10)	3/2/2020	001-37686
	.3	Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and between the Registrant and Amgen Inc.		8-K (Exhibit 10.1)	9/24/2020	001-37686
	.4	Amendment No. 3 to Share Purchase Agreement, dated January 30, 2023, by and between the Registrant and Amgen Inc.	X

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.5##	.1##	Collaboration Agreement, dated October 31, 2019, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-K (Exhibit 10.11)	3/2/2020	001-37686
	.2##	First Amendment to Collaboration Agreement, dated April 20, 2022, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-Q (Exhibit 10.1)	8/8/2022	001-37686
10.6		Guarantee, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.12)	3/2/2020	001-37686
10.7##	.1##	Collaboration and License Agreement, dated January 11, 2021, by and between BeiGene Switzerland GmbH and Novartis Pharma AG		10-Q (Exhibit 10.1)	5/6/2021	001-37686
	.2##	Option, Collaboration and License Agreement, dated December 19, 2021, by and between BeiGene Switzerland GmbH and Novartis Pharma AG		10-K (Exhibit 10.7.2)	2/28/2022	001-37686
Equity and Other Compensation Plans
10.8†		2011 Option Plan, as amended and form of option agreements thereunder		S-1 (Exhibit 10.1)	10/16/2015	333-207459
10.9†	.1†	Second Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	12/12/2018	001-37686
	.2†	Amendment No. 1 to the Second Amended and Restated 2016 Share Option and Equity Plan		8-K (Exhibit 10.1)	6/17/2020	001-37686
	.3†	Amendment No. 2 to the Second Amended and Restated 2016 Share Option and Equity Plan		8-K (Exhibit 10.1)	6/22/2022	001-37686
	.4†	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.4)	8/8/2022	001-37686
	.5†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.2)	11/9/2022	001-37686
	.6†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.3)	11/9/2022	001-37686
	.7†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.1)	11/9/2022	001-37686
	.8†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.7)	8/8/2022	001-37686
	.9†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.8)	8/8/2022	001-37686
10.10†	.1†	Third Amended and Restated 2018 Employee Share Purchase Plan		10-Q (Exhibit 10.7)	8/5/2021	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.11†		Senior Executive Cash Incentive Bonus Plan		S-1 (Exhibit 10.19)	1/19/2016	333-207459
10.12†		Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	2/22/2022	001-37686
Agreements with Executive Officers and Directors
10.14†		Form of Indemnification Agreement, entered into between the Registrant and its directors and officers		S-1 (Exhibit 10.3)	1/19/2016	333-207459
10.15†		Employment Agreement, dated April 25, 2017, by and between the Registrant and John V. Oyler		8-K (Exhibit 10.1)	4/26/2017	001-37686
10.16†	.1†	Executive Employment Agreement, dated April 28, 2018, by and between BeiGene (Beijing) Co., Ltd. and Xiaobin Wu		10-Q (Exhibit 10.1)	8/9/2018	001-37686
	.2†	Employment Apportionment Agreement, dated March 1, 2020, by and between BeiGene (Beijing) Co., Ltd., BeiGene Guangzhou Biologics Manufacturing Co., Ltd. and Xiaobin Wu		10-Q (Exhibit 10.2)	5/11/2020	001-37686
10.17†		Offer letter, dated May 29, 2020, by and between the Registrant and Julia Wang		10-Q (Exhibit 10.9)	8/5/2021	001-37686
10.18†		Consulting Agreement, dated February 24, 2021, by and between the Registrant and Xiaodong Wang		10-K (Exhibit 10.20)	2/25/2021	001-37686
10.19†		Employment Agreement, dated December 30, 2021, by and between BeiGene (Shanghai) Co., Ltd. and Lai Wang		10-K (Exhibit 10.20)	2/28/2022	001-37686

16.1		Letter from Ernst & Young Hua Ming LLP addressed to the U.S. Securities and Exchange Commission dated March 25, 2022		8-K (Exhibit 16.1)	3/25/2022	001-37686
21.1		List of Subsidiaries of the Registrant	X

Exhibit No.	Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
23.1	Consent of Ernst & Young LLP	X
23.2	Consent of Ernst & Young Hua Ming LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
99.1	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

† Indicates a management contract or any compensatory plan, contract or arrangement.
#    Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this exhibit omitted and filed separately.
##    Certain portions of the exhibit have been omitted by means of redacting a portion of the text and replacing it with "[*]", because they are both (i) not material and (ii) the type of information that the Registrant treats as private or confidential.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

BEIGENE, LTD.
Date: February 27, 2023	By:	/s/ JOHN V. OYLER

John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints John V. Oyler, Julia Wang, and Chan Lee, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney‑in‑fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys‑in‑fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ JOHN V. OYLER	Chief Executive Officer and Chairman	February 27, 2023
John V. Oyler	(Principal Executive Officer)

/s/ JULIA WANG	Chief Financial Officer	February 27, 2023
Julia Wang	(Principal Financial and Accounting Officer)

/s/ MARGARET DUGAN	Director	February 27, 2023
Margaret Dugan

/s/ DONALD W. GLAZER	Director	February 27, 2023
Donald W. Glazer

/s/ MICHAEL GOLLER	Director	February 27, 2023
Michael Goller

/s/ ANTHONY C. HOOPER	Director	February 27, 2023
Anthony C. Hooper

/s/ RANJEEV KRISHANA	Director	February 27, 2023
Ranjeev Krishana

/s/ THOMAS MALLEY	Director	February 27, 2023
Thomas Malley

/s/ ALESSANDRO RIVA	Director	February 27, 2023
Alessandro Riva

/s/ CORAZON (CORSEE) D. SANDERS	Director	February 27, 2023
Corazon (Corsee) D. Sanders

/s/ XIAODONG WANG	Director	February 27, 2023
Xiaodong Wang

/s/ QINGQING YI	Director	February 27, 2023
Qingqing Yi