Form 10-Q
period 2023-03-31
BeiGene, Ltd.
filed 2023-05-04
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 28, 2023, 1,362,652,101 ordinary shares, par value $0.0001 per share, were outstanding, of which 859,863,043 ordinary shares were held in the form of 66,143,311 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		March 31,	December 31,
	Note	2023	2022
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		3,538,644	3,869,564
Short-term restricted cash	5	159	196
Short-term investments	5	294,057	665,251
Accounts receivable, net	10	309,628	173,168
Inventories	6	296,995	282,346
Prepaid expenses and other current assets	10	264,835	216,553
Total current assets		4,704,318	5,207,078
Long-term restricted cash	5	4,963	5,277
Property, plant and equipment, net	7	925,404	845,946
Operating lease right-of-use assets		108,989	109,960
Intangible assets, net	8	39,735	40,616
Other non-current assets	10	173,366	170,413
Total non-current assets		1,252,457	1,172,212
Total assets		5,956,775	6,379,290
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		241,360	294,781
Accrued expenses and other payables	10	417,922	467,352
Deferred revenue, current portion	4	185,477	213,861
Tax payable	9	33,929	25,189
Operating lease liabilities, current portion		24,545	24,041
Research and development cost share liability, current portion	4	69,510	114,335
Short-term debt	11	281,808	328,969
Total current liabilities		1,254,551	1,468,528
Non-current liabilities:
Long-term bank loans	11	206,298	209,148
Deferred revenue, non-current portion	4	37,345	42,026
Operating lease liabilities, non-current portion		32,543	34,517
Deferred tax liabilities	9	16,061	15,996
Research and development cost share liability, non-current portion	4	207,052	179,625
Other long-term liabilities	10	45,619	46,095
Total non-current liabilities		544,918	527,407
Total liabilities		1,799,469	1,995,935
Commitments and contingencies	18
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,362,652,101 and 1,356,140,180 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively		136	135
Additional paid-in capital		11,644,957	11,540,979
Accumulated other comprehensive loss	15	(59,014)	(77,417)
Accumulated deficit		(7,428,773)	(7,080,342)
Total equity		4,157,306	4,383,355
Total liabilities and equity		5,956,775	6,379,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended
		March 31,
	Note	2023	2022
		$	$
Revenues
Product revenue, net	12	410,291	261,573
Collaboration revenue	4	37,510	45,053
Total revenues		447,801	306,626
Expenses
Cost of sales - product		81,789	65,237
Research and development		408,584	389,915
Selling, general and administrative		328,499	294,573
Amortization of intangible assets		187	188
Total expenses		819,059	749,913
Loss from operations		(371,258)	(443,287)
Interest income, net		16,016	10,071
Other income, net		18,303	11,967
Loss before income taxes		(336,939)	(421,249)
Income tax expense	9	11,492	13,949
Net loss		(348,431)	(435,198)

Net loss per share		(0.26)	(0.33)
Weighted-average shares outstanding—basic and diluted		1,354,164,760	1,332,017,262

Net loss per American Depositary Share (“ADS”)		(3.34)	(4.25)
Weighted-average ADSs outstanding—basic and diluted		104,166,520	102,462,866
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	$	$
Net loss	(348,431)	(435,198)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	13,347	9,374
Unrealized holding income (loss), net	5,056	(9,870)
Comprehensive loss	(330,028)	(435,694)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Three Months Ended March 31,
	Note	2023	2022
		$	$
Operating activities:
Net loss		(348,431)	(435,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		20,011	16,600
Share-based compensation expenses	14	75,322	65,555
Unrealized losses on equity investments	5	169	16,974
Amortization of research and development cost share liability	4	(17,398)	(21,819)
Deferred income tax benefits		36	50
Other items, net		575	3,544
Changes in operating assets and liabilities:
Accounts receivable		(136,487)	292,554
Inventories		(13,027)	(3,002)
Other assets		(50,408)	(16,942)
Accounts payable		(22,589)	(35,024)
Accrued expenses and other payables		(38,681)	(78,750)
Deferred revenue		(33,066)	(39,676)
Other liabilities		197	(1,429)
Net cash used in operating activities		(563,777)	(236,563)
Investing activities:
Purchases of property, plant and equipment		(125,585)	(45,131)
Purchases of investments		(1,064)	(504)
Proceeds from sale or maturity of investments		376,962	331,028
Purchase of in-process research and development		—	(75,000)
Other investing activities		(9,250)	—
Net cash provided by investing activities		241,063	210,393
Financing activities:
Repayment of long-term loan		(1,457)	—
Proceeds from short-term loans	11	—	50,000
Repayment of short-term loans	11	(50,000)	(73,147)
Proceeds from option exercises and employee share purchase plan		31,589	11,880
Net cash used in financing activities		(19,868)	(11,267)
Effect of foreign exchange rate changes, net		11,311	9,000
Net decrease in cash, cash equivalents, and restricted cash		(331,271)	(28,437)
Cash, cash equivalents, and restricted cash at beginning of period		3,875,037	4,382,887
Cash, cash equivalents, and restricted cash at end of period		3,543,766	4,354,450
Supplemental cash flow information:
Cash and cash equivalents		3,538,644	4,347,162
Short-term restricted cash		159	330
Long-term restricted cash		4,963	6,958
Income taxes paid		7,616	736
Interest paid		5,017	6,617
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		64,013	62,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2022	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355
Use of shares reserved for share option exercises	(98,774)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	6,610,695	1	28,656	—	—	28,657
Share-based compensation	—	—	75,322	—	—	75,322
Other comprehensive income	—	—	—	18,403	—	18,403
Net loss	—	—	—	—	(348,431)	(348,431)
Balance at March 31, 2023	1,362,652,101	136	11,644,957	(59,014)	(7,428,773)	4,157,306

Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(5,076,527)	6,132,563
Cost from issuance of ordinary shares	—	—	(152)	—	—	—
Use of shares reserved for share option exercises	(2,850,328)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	2,851,316	—	11,880	—	—	11,880
Share-based compensation	—	—	65,555	—	—	65,555
Other comprehensive loss	—	—	—	(496)	—	(496)
Net loss	—	—	—	—	(435,198)	(435,198)
Balance at March 31, 2022	1,334,805,269	133	11,268,290	17,454	(5,511,725)	5,774,152
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
BeiGene, Ltd. (the “Company”, “BeiGene”, “it”, “its”) is a global biotechnology company that is discovering and developing innovative oncology treatments that are more accessible and affordable to cancer patients worldwide.
The Company currently has three approved medicines that were discovered and developed in its own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. The Company has obtained approvals to market BRUKINSA in the United States, the People's Republic of China (“China” or the “PRC”), the European Union, the United Kingdom, Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging its China commercial capabilities, the Company has in-licensed the rights to distribute 13 approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (“Amgen”) and Novartis Pharma AG (“Novartis”) to develop and commercialize innovative medicines.
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
The Company has built, and is expanding, its internal manufacturing capabilities, through its state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines, and is building a commercial-stage biologics manufacturing and clinical R&D center in New Jersey. The Company also works with high quality contract manufacturing organizations (“CMOs”) to manufacture its internally developed clinical and commercial products.
Since its inception in 2010, the Company has become a fully integrated global organization of over 9,400 employees in 30 countries and regions, including the United States, China, Europe and Australia.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of shareholders' equity for the three months ended March 31, 2023 and 2022, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact was not material to any of its previously issued financial statements, but that correcting the cumulative impact of the error would be significant to its statements of operations for the three and nine months ended September 30, 2022. Accordingly, the Company has revised the first quarter of 2022 condensed consolidated financial statements and related notes included herein to record a valuation allowance against the Company’s net deferred tax asset balance for all periods presented. A summary of revisions to previously reported financial statements is presented in Note 2, Revision of Prior Period Financial Statements. Note 9, Income Taxes and Note 13, Loss Per Share have been updated to reflect the revision. The Company will also correct previously reported financial information for this error in its future filings, as applicable.
Recent accounting pronouncements
New accounting standards which have not yet been adopted
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This update requires leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. Further, leasehold improvements associated with common control leases be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. Those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. This update is effective for annual periods beginning after December 15, 2023, and early application is permitted. This guidance should be applied either (i) prospectively to all new leasehold improvements recognized on or after the date of initial application; (ii) prospectively to all new and existing leasehold improvements recognized on or after the date of initial application, with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date; or (iii)

retrospectively to the beginning of the period in which the entity first applied Topic 842, with any leasehold improvements that otherwise would not have been amortized or impaired recognized through a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the earliest period presented in accordance with Topic 842. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2022.
There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2023, as compared to the significant accounting policies described in the Annual Report.
2. Revision of Prior Period Financial Statements
As discussed in Note 1, the Company revised certain prior period financial statements to correct an error related to the valuation of net deferred tax assets, the impact of which was immaterial to its previously filed financial statements in the first quarter of 2022 (See Note 1). Specifically, a valuation allowance should have been recorded on all net deferred tax assets and such a valuation allowance was not previously recorded. A summary of revisions to the Company’s previously reported financial statements for the comparative periods presented within this Quarterly Report on Form 10-Q is presented below.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31, 2022
	As Reported	Adjustments	As Revised
	$	$	$
Income tax expense	13,025	924	13,949
Net loss	(434,274)	(924)	(435,198)

Net loss per share	(0.33)	—	(0.33)

Net loss per American Depositary Share (“ADS”)	(4.24)	(0.01)	(4.25)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended
	March 31, 2022
	As Reported	Adjustments	As Revised
	$	$	$
Net loss	(434,274)	(924)	(435,198)
Comprehensive loss	(434,770)	(924)	(435,694)

Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended
	March 31, 2022
	As Reported	Adjustments	As Revised
	$	$	$
Operating activities:
Net loss	(434,274)	(924)	(435,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefits	(5,286)	5,336	50
Changes in operating assets and liabilities:
Other assets	(16,953)	11	(16,942)
Accrued expenses and other payables	(74,042)	(4,708)	(78,750)
Other liabilities	(1,714)	285	(1,429)
Net cash used in operating activities	(236,563)	—	(236,563)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)

	Accumulated Deficit			Total Equity
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Balance at December 31, 2021	(4,966,103)	(110,424)	(5,076,527)	6,242,987	(110,424)	6,132,563
Net loss	(434,274)	(924)	(435,198)	(434,274)	(924)	(435,198)
Balance at March 31, 2022	(5,400,377)	(111,348)	(5,511,725)	5,885,500	(111,348)	5,774,152
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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2023 and December 31, 2022:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of March 31, 2023	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
U.S. Treasury securities	378	—	—
Money market funds	945,558	—	—
Short-term investments (Note 5):
U.S. Treasury securities	294,057	—	—
Prepaid expenses and other current assets (Note 5):
Convertible debt instrument	—	—	5,190
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	2,498	408	—
Convertible debt instrument	—	—	3,000
Total	1,242,491	408	8,190

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	758,114	—	—
Short-term investments (Note 5):
U.S. Treasury securities	665,251	—	—
Prepaid expenses and other current assets (Note 5):
Convertible debt instrument	—	—	5,190
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	3,307	706	—
Convertible debt instrument	—	—	3,000
Total	1,426,672	706	8,190
The Company's cash equivalents are highly liquid investments with original maturities of 3 months or less. Short-term investments represent the Company's investments in available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
The Company's equity securities carried at fair value consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. (“Leap”), which were acquired in connection with a collaboration and license agreement entered into in January 2020 and in Leap's underwritten public offering in September 2021. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies. Refer to Note 5, Restricted Cash and Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
The Company holds convertible notes issued by two private biotech companies. The Company has elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income, net.

As of March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
Out-Licensing Arrangements
For the three months ended March 31, 2023 and 2022, the Company’s collaboration revenue consisted entirely of research and development services revenue and right to access intellectual property revenue from its collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Revenue from Collaborators	$	$
Research and development service revenue	6,817	13,427
Right to access intellectual property revenue	26,249	26,249
Other	4,444	5,377
Total	37,510	45,053
Novartis
Tislelizumab Collaboration and License
In January 2021, the Company entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan (“Novartis Territory”). The Company and Novartis have agreed to jointly develop tislelizumab in these licensed countries, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies may conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and the Company has an option to co-detail the product in North America, funded in part by Novartis.
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
The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the three months ended March 31, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the three months ended March 31, 2021. The portion of the transaction price allocated to the tislelizumab R&D services was deferred and is being recognized as collaboration revenue as the tislelizumab R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $5,025 and $11,635 during the three months ended March 31, 2023 and 2022, respectively. The Company also recognized other collaboration revenue of $3,464 and $5,377 related to the sale of tislelizumab clinical supply to Novartis in conjunction with the collaboration during the three months ended March 31, 2023 and 2022, respectively.
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
The Company evaluated the Novartis agreements under ASC 606 as the units of account within the agreement represented transactions with a customer. The Company identified the following material promises under the agreement: (1) exclusive option for Novartis to license the rights to develop, manufacture, and commercialize ociperlimab in the Novartis Territory; (2) Novartis' right to access ociperlimab in its own clinical trials during the option period; (3) initial transfer of BeiGene know-how; and (4) conducting and completing ongoing trials of ociperlimab during the option period (“ociperlimab R&D Services”, together with “tislelizumab R&D services”, “R&D services”). The market development activities are considered immaterial in the context of the contracts.

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
The Company will satisfy the material right performance obligation at a point in time at the earlier of when Novartis exercises the option and the license is delivered or the expiration of the option period. As such, the entire amount of the transaction price allocated to the material right was deferred. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the ociperlimab R&D Services was deferred and is being recognized as collaboration revenue as the ociperlimab R&D Services are performed over the expected option period. The Company recognized collaboration revenue of $26,249 related to Novartis right to access ociperlimab in clinical trials and the transfer of know how performance obligation during the three months ended March 31, 2023 and 2022, respectively, and R&D service revenue of $1,792 during the three months ended March 31, 2023 and 2022, respectively. The Company also recognized other collaboration revenue of $980 related to the sale of ociperlimab clinical supply to Novartis in conjunction with the collaboration during the three months ended March 31, 2023.
In-Licensing Arrangements
Amgen
In October 2019, the Company entered into a global strategic oncology collaboration with Amgen (“Amgen Collaboration Agreement”) for the commercialization and development in China, excluding Hong Kong, Taiwan and Macau, of Amgen’s XGEVA®, KYPROLIS® and BLINCYTO®, and the joint global development of a portfolio of oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. The agreement became effective on January 2, 2020, following approval by the Company's shareholders and satisfaction of other closing conditions.
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
On April 20, 2022, the parties entered into the First Amendment to Amgen Collaboration Agreement, which amends certain terms and conditions relating to the financial responsibilities of the parties in connections with the development and commercialization of certain Amgen proprietary products for the treatment of oncology-related diseases and conditions. Recently, in connection with the Company’s ongoing assessment of the Amgen Collaboration Agreement cost-share contributions, the Company determined that further investment in the development of LUMAKRAS was no longer commercially viable for BeiGene. As a result, in February 2023, the Company and Amgen entered into the Second Amendment to the Amgen Collaboration Agreement to (i) stop sharing costs with Amgen for the further development of LUMAKRAS during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the anticipated termination of LUMAKRAS from the Amgen Collaboration Agreement.
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
In connection with the Amgen Collaboration Agreement, a Share Purchase Agreement (“SPA”) was entered into by the parties in October 2019. On January 2, 2020, the closing date of the transaction, Amgen purchased 15,895,001 of the Company's ADSs for $174.85 per ADS, representing a 20.5% ownership stake in the Company. Per the SPA, the cash proceeds shall be used as necessary to fund the Company's development obligations under the Amgen Collaboration Agreement. Pursuant to the SPA, Amgen also received the right to designate one member of the Company's board of directors, and Anthony Hooper joined the Company's board of directors as the Amgen designee in January 2020. Amgen relinquished its right to appoint a designated director to the Company's board of directors in January 2023.
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

Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Research and development expense	17,817	22,396
Amortization of research and development cost share liability	17,398	21,819
Total amount due to Amgen for BeiGene's portion of the development funding	35,215	44,215

		As of
		March 31,
		2023
Remaining portion of development funding cap		560,488
As of March 31, 2023 and December 31, 2022, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of
	March 31,	December 31,
	2023	2022
	$	$
Research and development cost share liability, current portion	69,510	114,335
Research and development cost share liability, non-current portion	207,052	179,625
Total research and development cost share liability	276,562	293,960
The total reimbursement due under the commercial profit-sharing agreement for product sales is classified in the income statement for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Cost of sales - product	(2,827)	1,029
Research and development	3,080	241
Selling, general and administrative	(11,836)	(12,981)
Total	(11,583)	(11,711)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $19,131 and $7,599 during the three months ended March 31, 2023 and 2022, respectively. Net amounts payable to Amgen as of March 31, 2023 and December 31, 2022 were $22,950 and $54,064, respectively.
5. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $5,122 and $5,473 as of March 31, 2023 and December 31, 2022, respectively, primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from the STAR Offering in strict compliance with the planned uses as disclosed in the PRC prospectus as well as those disclosed in the Company's proceeds management policy approved by the board of directors.

Short-Term Investments
Short-term investments as of March 31, 2023 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	298,012	—	3,955	294,057
Total	298,012	—	3,955	294,057
 Short-term investments as of December 31, 2022 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	674,262	—	9,011	665,251
Total	674,262	—	9,011	665,251
As of March 31, 2023, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of March 31, 2023.
Equity Securities with Readily Determinable Fair Values
Leap Therapeutics, Inc. (Leap)
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap's underwritten public offering. As of March 31, 2023, the Company's ownership interest in the outstanding common stock of Leap was 6.2% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 9.8% based on information from Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income, net. The Company recorded unrealized losses of $1,107 and $16,753 for the three months ended March 31, 2023 and 2022, respectively, in the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the fair value of the common stock and warrants were as follows:

	As of
	March 31,	December 31,
	2023	2022
	$	$
Fair value of Leap common stock	2,498	3,307
Fair value of Leap warrants	408	706

Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $59,673 and $57,054 in equity securities without readily determinable fair values as of March 31, 2023 and December 31, 2022, respectively. The Company recorded gains of $1,081 and $336 related to observable price changes in orderly transactions for similar investments of the same issuer for the three months ended March 31, 2023 and 2022, respectively, to other income, net in the consolidated statements of operations.

Equity-Method Investments
The Company records equity-method investments at cost and subsequently adjusts the basis based on the Company's ownership percentage in the investee's income and expenses, as well as dividends, if any. The Company holds equity-method investments totaling $32,368 and $27,710 as of March 31, 2023 and December 31, 2022, respectively, that it does not consider to be individually significant to its financial statements. The Company recorded net unrealized losses of $144 and $587 for the three months ended March 31, 2023 and 2022, respectively, to other income, net in the consolidated statements of operations.
6. Inventories
The Company’s inventory balance consisted of the following:

	As of
	March 31,	December 31,
	2023	2022
	$	$
Raw materials	108,655	88,957
Work in process	24,582	20,886
Finished goods	163,758	172,503
Total inventories	296,995	282,346
7. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	March 31,	December 31,
	2023	2022
	$	$
Land	65,485	65,485
Building	223,136	222,448
Manufacturing equipment	177,752	175,679
Laboratory equipment	168,666	158,908
Leasehold improvement	54,709	53,786
Software, electronics and office equipment	49,855	47,483
Property, plant and equipment, at cost	739,603	723,789
Less: accumulated depreciation	(191,097)	(171,470)
Construction in progress	376,898	293,627
Property, plant and equipment, net	925,404	845,946
In November 2021, the Company purchased a 42-acre site located in Hopewell, NJ for $75,197. The total purchase price was allocated between the land and an existing building on the property based on their relative fair values. The Company is constructing a biologics manufacturing facility and research and development center on the land.
Depreciation expense was $19,025 and $15,580 for the three months ended March 31, 2023 and March 31, 2022, respectively.

8. Intangible Assets
Intangible assets as of March 31, 2023 and December 31, 2022 are summarized as follows:

	As of
	March 31, 2023			December 31, 2022
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(4,188)	3,312	7,500	(4,000)	3,500
Developed product	41,348	(4,925)	36,423	41,235	(4,119)	37,116
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	49,664	(9,929)	39,735	49,551	(8,935)	40,616
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from Bristol Myers Squibb Company (“BMS”) as part of the BMS collaboration. The Company is amortizing the product distribution rights, as a single identified asset, over a period of 10 years from the date of acquisition. Developed products represent the post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements. Trading license represents the Guangzhou drug distribution license acquired in September 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed product is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and the trading licenses is included in operating expenses in the accompanying consolidated statements of operations.
The weighted-average life for each finite-lived intangible assets is approximately 11 years. Amortization expense was as follows:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Amortization expense - Cost of sales - product	799	832
Amortization expense - Operating expense	187	188
Total	986	1,020
Estimated amortization expense for each of the five succeeding years and thereafter, as of March 31, 2023 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2023 (remainder of year)	2,383	562	2,945
2024	3,178	750	3,928
2025	3,178	750	3,928
2026	3,178	750	3,928
2027	3,178	500	3,678
2028 and thereafter	21,328	—	21,328
Total	36,423	3,312	39,735
9. Income Taxes
Income tax expense was $11,492 and $13,949 for the three months ended March 31, 2023 and 2022, respectively. The income tax expense for the three months ended March 31, 2023 and 2022 was primarily attributable to current China tax expense for certain subsidiaries determined after certain non-deductible expenses and current U.S. tax expense determined after other special tax deductions and research and development tax credits.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of March 31, 2023, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of March 31, 2023, the Company had gross unrecognized tax benefits of $11,965. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $410 in the three months ended March 31, 2023 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2023 and December 31, 2022, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of March 31, 2023, Australia tax matters are open to examination for the years 2013 through 2023, China tax matters are open to examination for the years 2012 through 2023, Switzerland tax matters are open to examination for the years 2018 through 2023, and U.S. federal tax matters are open to examination for years 2015 through 2023. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2012 through 2023.
10. Supplemental Balance Sheet Information
The roll-forward of the allowance for credit losses related to trade accounts receivable for the three months ended March 31, 2023 and 2022 consists of the following activity:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Balance at beginning of the period	211	415
Current period provision for expected credit losses	222	(241)
Amounts written-off	—	—
Exchange rate changes	—	19
Balance at end of the period	433	193
Prepaid expenses and other current assets consist of the following:

	As of
	March 31,	December 31,
	2023	2022
	$	$
Prepaid research and development costs	76,403	71,488
Prepaid manufacturing cost	62,571	58,950
Prepaid taxes	20,402	20,478
Other receivables	21,195	22,777
Interest receivable	1,335	3,039
Prepaid insurance	5,719	3,664
Short-term deposit	34,837	1,510
Other current assets	42,373	34,647
Total	264,835	216,553

Other non-current assets consist of the following:

	As of
	March 31,	December 31,
	2023	2022
	$	$
Goodwill	109	109
Prepayment of property and equipment	19,165	22,025
Prepaid supply cost (1)	47,763	48,642
Prepaid VAT	1,428	804
Rental deposits and other	6,954	7,054
Long-term investments	97,947	91,779
Total	173,366	170,413
(1) Represents payments for future supply purchases under the license agreement with Luye and facility expansion under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.
Accrued expenses and other payables consist of the following:

	As of
	March 31,	December 31,
	2023	2022
	$	$
Compensation related	87,950	184,775
External research and development activities related	143,137	139,168
Commercial activities	48,465	51,806
Individual income tax and other taxes	28,040	18,815
Sales rebates and returns related	78,732	41,817
Other	31,598	30,971
Total	417,922	467,352
Other long-term liabilities consist of the following:

	As of
	March 31,	December 31,
	2023	2022
	$	$
Deferred government grant income	37,576	38,176
Pension liability	7,851	7,760
Other	192	159
Total	45,619	46,095

11. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of March 31, 2023 and December 31, 2022:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of
						March 31, 2023		December 31, 2022
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	7,281	50,000	7,250	50,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	3,380	23,214	1,450	10,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	5,824	40,000	5,437	37,500
China Minsheng Bank (the “Senior Loan”)	September 24, 2020	$200,000	(4)		4.3%	150,000	1,030,149	150,000	1,034,554
Shanghai Pudong Development Bank	February 25, 2022	$50,000	1-year	February 25, 2023	2.2%	—	—	50,000	344,851
Other short-term debt (5)						115,323	792,000	114,832	792,000
Total short-term debt						281,808	1,935,363	328,969	2,268,905

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	75,717	520,000	75,395	520,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	45,763	314,286	49,369	330,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	48,124	330,500	47,847	340,500
China CITIC Bank	July 29, 2022	RMB480,000	10-year	July 28, 2032	(6)	36,694	252,000	36,537	252,000
Total long-term bank loans						206,298	1,416,786	209,148	1,442,500
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.7% as of March 31, 2023. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out.
2.On January 22, 2020, BeiGene Guangzhou Biologics Manufacturing Co., Ltd.(“BeiGene Guangzhou Factory”) entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.4% as of March 31, 2023. The Company repaid $369 (RMB2,500) during the three months ended March 31, 2023. BeiGene Guangzhou Biologics Manufacturing Co., Ltd. is a company incorporated under the laws of the PRC on March 3, 2017 and a wholly owned subsidiary of BeiGene Biologics.
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.3% as of March 31, 2023. The loan is secured by fixed assets placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out. The Company repaid $1,088 (RMB7,500) during the three months ended March 31, 2023.
4.In September 2020, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 (“Senior Loan”), of which $120,000 was designated to fund the purchase of noncontrolling equity interest in BeiGene Biologics Co., Ltd. (“BeiGene Biologics”) from Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) (“GET”) and repayment of the loan provided by GET (“Shareholder Loan”) and $80,000 was designated for general working capital purposes. The Senior Loan had an original maturity date of October 8, 2021, which was the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional 12 month periods. On October 8, 2021, the Company extended the maturity date for twelve months to October 8, 2022 and repurposed the Senior Loan for general working capital purposes. On September 30, 2022, the Company entered into an amendment and restatement agreement with China Minsheng Bank to extend the maturity date to October 9, 2023. BeiGene Biologics Co., Ltd. is a company incorporated under the laws of the PRC on January 25, 2017 and an indirectly wholly owned subsidiary of the Company.
5.During the years ended December 31, 2022 and 2021, the Company entered into short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB875,000 in aggregate, with maturity dates ranging from December 15, 2022 to September 18, 2023. The weighted average interest rate for the short-term working capital loans was approximately 2.6% as of March 31, 2023.
6.In July 2022, the Company entered into a 10-year bank loan agreement with China CITIC Bank to borrow up to RMB480,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan interest rate was 4.2% as of March 31, 2023. The loan is secured by BeiGene Suzhou Co., Ltd.'s land use right.
Interest Expense
Interest expense recognized for the three months ended March 31, 2023 and 2022 was $4,574 and $5,528, respectively, among which, $344 and $1,281 was capitalized, respectively.

12. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA in the United States and China, and tislelizumab and pamiparib in China; XGEVA, BLINCYTO and KYPROLIS in China under a license from Amgen; REVLIMID® and VIDAZA® in China under a license from BMS; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product sales for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
	$	$
Product revenue – gross	509,605	295,388
Less: Rebates and sales returns	(99,314)	(33,815)
Product revenue – net	410,291	261,573
The following table disaggregates net product sales by product for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	$	$
BRUKINSA®	211,382	104,325
Tislelizumab	114,850	87,643
REVLIMID®	23,158	21,660
XGEVA®	20,197	13,499
POBEVCY®	14,326	6,815
KYPROLIS®	4,943	4,313
BLINCYTO®	10,946	11,866
VIDAZA®	3,189	5,512
Pamiparib	1,806	2,555
Other	5,494	3,385
Total product revenue – net	410,291	261,573
The following table presents the roll-forward of accrued sales rebates and returns for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Balance at beginning of the period	41,817	59,639
Accrual	99,314	33,815
Payments	(62,399)	(18,954)
Balance at end of the period	78,732	74,500

13. Loss Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Numerator:
Net loss	(348,431)	(435,198)

Denominator:
Weighted average shares outstanding—basic and diluted	1,354,164,760	1,332,017,262
For the three months ended March 31, 2023 and 2022, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
14. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company's initial public offering (“IPO”) on the Nasdaq Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of March 31, 2023, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,666. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the three months ended March 31, 2023, the Company granted options for 154,960 ordinary shares and restricted share units for 1,751,451 ordinary shares under the 2016 Plan. As of March 31, 2023, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 57,373,183 and 54,164,188, respectively. As of March 31, 2023, share-based awards to acquire 74,540,647 ordinary shares were available for future grant under the 2016 Plan.
In order to continue to provide incentive opportunities under the 2016 Plan, the Board of Directors and shareholders of the Company approved an amendment to the 2016 Plan (the “Amendment No. 2”), which became effective as of June 22, 2022, to increase the number of authorized shares available for issuance under the 2016 Plan by 66,300,000 ordinary shares, or 5% of the Company's outstanding shares as of March 31, 2022.
2018 Inducement Equity Plan
In June 2018, the board of directors of the Company approved the 2018 Inducement Equity Plan (the “2018 Plan”) and reserved 12,000,000 ordinary shares to be used exclusively for grants of awards to individuals that were not previously employees of the Company or its subsidiaries, as a material inducement to the individual’s entry into employment with the Company or its subsidiaries within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2018 Plan was approved by the board of directors upon recommendation of the compensation committee, without shareholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2018 Plan, and the forms of award agreements to be used thereunder, are substantially similar to the 2016 Plan and the forms of award agreements thereunder. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2018 Plan to implement changes required by the listing rules of the Stock Exchange of Hong Kong Limited (“HKEX”).
As of March 31, 2023, there were no options or restricted share units for ordinary shares outstanding under the 2018 Plan.

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
As of March 31, 2023, 2,735,219 ordinary shares were available for future issuance under the ESPP.
The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
February 28, 2023	930,582	$171.10	$13.16	$145.44	$11.19	$10,414
August 31, 2022	861,315	$171.66	$13.20	$145.91	$11.22	$9,667
February 28, 2022	667,160	$210.52	$16.19	$178.94	$13.76	$9,183
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Research and development	34,028	30,858
Selling, general and administrative	41,360	34,697
Total	75,388	65,555
15. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2022	(62,523)	(9,011)	(5,883)	(77,417)
Other comprehensive income before reclassifications	13,347	5,056	—	18,403
Net-current period other comprehensive income	13,347	5,056	—	18,403
Balance as of March 31, 2023	(49,176)	(3,955)	(5,883)	(59,014)

16. Shareholders’ Equity
Share Purchase Agreement
In September 2021, the Company issued an aggregate of 165,529 ADSs, representing 2,151,877 ordinary shares, to Amgen for a total consideration of $50,000, in a private placement pursuant to a Share Purchase Agreement dated October 31, 2019, as amended on December 6, 2019, September 24, 2020 and January 30, 2023 by and between Amgen and Company.
STAR Offering
In December 2021, the Company completed an initial public offering of (“STAR Offering”) on the Science and Technology Innovation Board (STAR Market) of the Shanghai Stock Exchange (“SSE”). The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China (“PRC”) in Renminbi (“RMB Shares”). The public offering price of the RMB Shares was RMB192.60 per ordinary share, or $391.68 per ADS. In this offering, the Company sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting discounts and commission and offering expenses were $3,392,616. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus as well as the Company's proceeds management policy for the STAR Offering approved by the board of directors.
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
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2023 and December 31, 2022, the net assets of the Company’s PRC subsidiaries amounted to $3,531,229 and $3,548,881, respectively.
18. Commitments and Contingencies
Purchase Commitments
As of March 31, 2023, the Company had purchase commitments amounting to $76,097, of which $45,378 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $30,719 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital Commitments
The Company had capital commitments amounting to $407,031 for the acquisition of property, plant and equipment as of March 31, 2023, which were mainly for the Company’s manufacturing and clinical R&D campus in Hopewell, NJ, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and new building for Beijing Innerway Bio-tech Co., Ltd.
Co-Development Funding Commitment
    Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of March 31, 2023, the Company's remaining co-development funding commitment was $560,488.

Research and Development Commitment
The Company entered into a long-term research and development agreement in June 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next four years. As of March 31, 2023, the total research and development commitment amounted to $20,878.
Funding Commitment
The Company had committed capital related to two equity method investments in the amount of $15,057. As of March 31, 2023, the remaining capital commitment was $11,307 and is expected to be paid from time to time over the investment period.
Pension Commitment
The Company maintains a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $2,553 per year based on annual funding contributions in effect as of March 31, 2023 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Other Business Agreements
The Company enters into agreements in the ordinary course of business with contract research organizations (“CROs”) to provide research and development services. These contracts are generally cancellable at any time by us with prior written notice.
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
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Three Months Ended
	March 31,
	2023	2022
	$	$
PRC	246,908	190,735
United States	165,025	99,425
Rest of world	35,868	16,466
Total	447,801	306,626
PRC revenues consisted primarily of product revenues for the three months ended March 31, 2023 and 2022. U.S. revenues for the three months ended March 31, 2023 consisted of collaboration revenue of $26,257 and BRUKINSA product sales of $138,768, respectively. U.S. revenues for the three months ended March 31, 2022 consisted of collaboration revenue of $31,537 and BRUKINSA product sales of $67,888, respectively. Rest of world revenues for the three months ended March 31, 2023 consisted of collaboration revenue of $11,253 and product sales of $24,615, respectively. Rest of world revenues for the three months ended March 31, 2022 consisted of collaboration revenue of $13,516 and product sales of $2,950, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” We have revised our prior period financial statements to reflect the correction of an error, the impact of which was immaterial to our previously filed financial statements, as described in this Quarterly Report in “Notes to the Condensed Consolidated Financial Statements, Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies” and “Note 2. Revision of Prior Period Financial Statements”. This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are based on management’s current expectations and projections about future events and trends that may affect the business, financial condition, and operating results. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements often include words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; the regulatory environment and regulatory developments in the United States, China, the United Kingdom (“UK”), Switzerland, EU and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our plans and expectations to build significant technical operations and independent production capabilities for small molecule medicines and large molecule biologics to support the global demand for both commercial and clinical supply; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance of our medicines and drug candidates, if approved; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, key milestones, expenses, capital expenditures, capital requirements and share performance; the future trading price of our ADSs, ordinary shares and RMB Shares, and impact of securities analysts’ reports on these prices; and the impact of the COVID-19 pandemic on our clinical development, regulatory, commercial, manufacturing, and other operations. These statements involve risks and uncertainties, including those that are described in “Part II – Item 1A – Risk Factors” of this Quarterly Report, that may cause actual future events or results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, you are cautioned not to give undue weight to this information. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd., a Cayman Islands holding company with operations conducted by its subsidiaries, and its subsidiaries, on a consolidated basis.

Overview
We are a global biotechnology company that is discovering and developing innovative oncology treatments that are more accessible and affordable to cancer patients worldwide.
We currently have three approved medicines that were discovered and developed in our own labs, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We have obtained approvals to market BRUKINSA in the United States, China, the European Union (“EU”), the UK, Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging our China commercial capabilities, we have in-licensed the rights to distribute 13 approved medicines for the China market. Supported by our global clinical development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (“Amgen”) and Novartis Pharma AG (“Novartis”) to develop and commercialize innovative medicines.
We are committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Our internal clinical development capabilities are deep, including a more than 2,700-person global clinical development team that is running more than 80 ongoing or planned clinical trials in over 50 medicines and drug candidates. This includes more than 30 pivotal or potentially registration-enabling trials across our portfolio, including our three internally discovered, approved medicines. We have enrolled in our clinical trials more than 18,000 subjects, of which approximately one-half have been outside of China.
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
Since our inception in 2010, we have become a fully integrated global organization of over 9,400 employees in 30 countries and regions, including the United States, China, Europe, and Australia.
Recent Developments
Recent Business Developments
On April 20, 2023, we announced the global RATIONALE 305 trial met its primary endpoint of overall survival, with tislelizumab in combination with chemotherapy demonstrating superior overall survival (“OS”) compared with chemotherapy in patients with advanced unresectable or metastatic gastric or gastroesophageal junction (“G/GEJ”) adenocarcinoma, regardless of PD-L1 status. No new safety signals were identified for tislelizumab.
On March 21, 2023, we announced that the last piece of structural steel was laid at our Hopewell, NJ campus. This new facility will provide state-of-the-art commercial-stage U.S. biologic pharmaceutical manufacturing, late-stage research and clinical development capabilities that complement the company’s existing capabilities around the world.
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
Collaboration Revenue
We recognize collaboration revenue for amounts earned under collaborative and out-licensing arrangements. In January 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the EU, UK, Norway, Switzerland,

Iceland, Liechtenstein, Russia, and Japan (the Novartis Territory). There were two performance obligations identified at the outset of the agreement: (1) the exclusive license to develop, manufacture, and commercialize tislelizumab in the Novartis Territory, transfer of know-how and use of the tislelizumab trademark and (2) conducting and completing tislelizumab R&D services. Under this agreement, we received an upfront cash payment, which was allocated between the two performance obligations identified in the agreement based on the relative standalone selling prices of the performance obligations. The portion allocated to the license was recognized upon the delivery of the license right and transfer of know-how. The portion of the upfront payment allocated to the tislelizumab R&D services was deferred and is being recognized as collaboration revenue as the tislelizumab R&D services are performed using a percentage of completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis.
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
Research and Development Expenses
Research and development expenses consist of the costs associated with our research and development activities, conducting preclinical studies and clinical trials, and activities related to regulatory filings. Our research and development expenses consist of:
•expenses incurred under agreements with contract research organizations (“CROs”), CMOs, and consultants that conduct and support clinical trials and preclinical studies;
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
•BGB-15025, an investigational hematopoietic progenitor kinase 1 inhibitor;
•BGB-11417, an investigational small molecular inhibitor of Bcl-2;
•BGB-A445, an investigational non-ligand competing OX40 monoclonal antibody;
•BGB-16673, an investigational Chimeric Degradation Activating Compound, targeting BTK;
•BGB-A425, an investigational humanized monoclonal antibody against TIM-3;
•BGB-10188, an investigational PI3Kδ inhibitor;
•BGB-23339, a potent, allosteric investigational tyrosine kinase 2 inhibitor; and
•LBL-007, a novel investigational antibody targeting the LAG-3 pathway.
Research and development activities also include costs associated with in-licensed drug candidates, including:
•R&D expense related to the co-development of pipeline assets under the Amgen collaboration agreement. Our total cost share obligation to Amgen is split between R&D expense and a reduction to the R&D cost share liability;
•sitravatinib, an investigational, spectrum-selective kinase inhibitor, licensed from Mirati Therapeutics, Inc.; and
•ZW25 (zanidatamab), an investigational bispecific antibody-based product candidates targeting HER2, licensed from Zymeworks Inc.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses recognized related to fluctuations in foreign currency exchange rates, gains and losses on equity investments, government grants and subsidies received that involve no conditions or continuing performance obligations by us, unrealized gains and losses on equity securities, and realized gains and losses on the sale of investments. We hold significant cash in the form of RMB-denominated deposits at U.S. functional currency entities, including a large portion of the cash generated from the STAR Market offering in December 2021. Other income (expense), net includes the revaluation gains and losses of these cash deposits based on foreign currency exchange rates.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Change
	2023	2022 [1]	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$410,291	$261,573	$148,718	56.9%
Collaboration revenue	37,510	45,053	(7,543)	(16.7)%
Total revenues	447,801	306,626	141,175	46.0%
Expenses
Cost of sales - product	81,789	65,237	16,552	25.4%
Research and development	408,584	389,915	18,669	4.8%
Selling, general and administrative	328,499	294,573	33,926	11.5%
Amortization of intangible assets	187	188	(1)	(0.5)%
Total expenses	819,059	749,913	69,146	9.2%
Loss from operations	(371,258)	(443,287)	72,029	(16.2)%
Interest income, net	16,016	10,071	5,945	59.0%
Other income, net	18,303	11,967	6,336	52.9%
Loss before income taxes	(336,939)	(421,249)	84,310	(20.0)%
Income tax expense	11,492	13,949	(2,457)	(17.6)%
Net loss	$(348,431)	$(435,198)	$86,767	(19.9)%
1 We revised certain prior period financial statements for an error related to the valuation of net deferred tax assets, the impact of which was immaterial to our previously filed financial statements in the first quarter of 2022 (see “Notes to the Condensed Consolidated Financial Statements, Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies” and “Note 2. Revision of Prior Period Financial Statements” included in this Quarterly Report on Form 10-Q).
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue
Total revenue increased to $447.8 million for the three months ended March 31, 2023, from $306.6 million for the three months ended March 31, 2022, primarily due to an increase in sales of BRUKINSA and tislelizumab, as well as increased sales of our in-licensed products from Amgen, sales of POBEVCY® from Bio-Thera, and additional collaboration revenue from our agreements with Novartis.
The following table summarizes the components of revenue for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,		Changes
	2023	2022	$	%
	(dollars in thousands)
Product revenue	$410,291	$261,573	$148,718	56.9%
Collaboration revenue:
Research and development service revenue	6,817	13,427	(6,610)	(49.2)%
Right to access intellectual property revenue	26,249	26,249	—	—%
Other	4,444	5,377	(933)	(17.4)%
Total collaboration revenue	37,510	45,053	(7,543)	(16.7)%
Total Revenue	$447,801	$306,626	$141,175	46.0%

Net product revenues consisted of the following:

	Three Months Ended
	March 31,		Changes
	2023	2022	$	%
	(dollars in thousands)
BRUKINSA®	$211,382	$104,325	$107,057	102.6%
Tislelizumab	114,850	87,643	27,207	31.0%
REVLIMID®	23,158	21,660	1,498	6.9%
XGEVA®	20,197	13,499	6,698	49.6%
POBEVCY®	14,326	6,815	7,511	110.2%
BLINCYTO®	10,946	11,866	(920)	(7.8)%
KYPROLIS®	4,943	4,313	630	14.6%
VIDAZA®	3,189	5,512	(2,323)	(42.1)%
Pamiparib	1,806	2,555	(749)	(29.3)%
Other	5,494	3,385	2,109	62.3%
Total product revenue	$410,291	$261,573	$148,718	56.9%
Net product revenue increased 56.9% to $410.3 million for the three months ended March 31, 2023, compared to $261.6 million in the prior-year period, primarily due to continued increases in sales of BRUKINSA in the United States and China and tislelizumab in China. In addition, product revenues in the first quarter of 2023 were positively impacted by sales of Bio-Thera's POBEVCY, as well as Amgen's XGEVA in China. During the quarter ended March 31, 2023, we continued to see increased patient demand in China for tislelizumab and BRUKINSA due to the inclusion on the National Reimbursement Drug List (NRDL), and this demand more than offset the effect of the related price reductions.
Global sales of BRUKINSA totaled $211.4 million in the first quarter, representing a 102.6% increase compared to the prior-year period; U.S. sales of BRUKINSA totaled $138.8 million in the first quarter, compared to $67.9 million in the prior-year period, representing growth of 104.4%. U.S. sales continued to accelerate in the quarter, driven by continued uptake in all approved indications. BRUKINSA sales in China totaled $48.1 million in the first quarter, representing growth of 43.5% compared to the prior-year period, driven by a significant increase in all approved indications, including chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL).
Sales of tislelizumab in China totaled $114.9 million in the first quarter, compared to $87.6 million in the prior-year period, representing a 31.0% increase. In the first quarter, new patient demand from broader reimbursement and hospital listings continued to drive increased market penetration and market share for tislelizumab. We believe that our strategy of expanding our salesforce and hospital listings and continuing to seek expanded labels in broad indications will allow us to increase our market share.
Collaboration revenue totaled $37.5 million for the three months ended March 31, 2023, of which $6.8 million was recognized from deferred revenue for R&D services performed during the three months ended March 31, 2023 under both the tislelizumab and ociperlimab collaborations, $26.2 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period and $4.4 million was recognized related to the sale of tislelizumab and ociperlimab clinical supply to Novartis. Collaboration revenue totaled $45.1 million for the three months ended March 31, 2022, of which $13.4 million was recognized from deferred revenue for R&D services performed during the three months ended March 31, 2022 under both the tislelizumab and ociperlimab collaborations, $26.2 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period and $5.4 million was recognized related to the sale of tislelizumab clinical supply to Novartis (see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
Cost of Sales
Cost of sales increased to $81.8 million for the three months ended March 31, 2023 from $65.2 million for the three months ended March 31, 2022, primarily due to increased product sales of BRUKINSA and tislelizumab, as well as sales of XGEVA and POBEVCY.

Gross Margin
Gross margin on global product sales increased to $328.5 million for the three months ended March 31, 2023, compared to $196.3 million in the prior-year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 80.1% for the three months ended March 31, 2023, from 75.1% in the comparable period of the prior year. The increase is primarily due lower costs per unit for both BRUKINSA and tislelizumab, as well as a proportionally higher sales mix of global BRUKINSA compared to lower margin sales of in-licensed products.
Research and Development Expense
Research and development expense increased by $18.7 million, or 4.8%, to $408.6 million for the three months ended March 31, 2023 from $389.9 million for the three months ended March 31, 2022. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,		Changes
	2023	2022	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$128,596	$125,898	$2,698	2.1%
Upfront license fees	—	—	—	NM
Amgen co-development expense[1]	17,817	22,396	(4,579)	(20.4)%
Total external research and development expenses	146,413	148,294	(1,881)	(1.3)%
Internal research and development expenses	262,171	241,621	20,550	8.5%
Total research and development expenses	$408,584	$389,915	$18,669	4.8%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended March 31, 2023 totaled $35.2 million, of which $17.8 million was recorded as R&D expense. The remaining $17.4 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the first quarter was primarily attributable to a decrease in Amgen co-development expense, partially offset by increases in external clinical and preclinical trial costs for certain assets in our portfolio.
Internal research and development expense increased $20.6 million, or 8.5%, to $262.2 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$16.8 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$7.1 million increase of materials and reagent expenses, primarily in connection with the in-house manufacturing of drug candidates used for clinical purposes;
•$3.2 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed;
•$4.3 million decrease of facilities, depreciation, office expense, rental fees, and other expenses; and
•$2.2 million decrease of consulting fees, which was mainly attributable to decreased meeting expense related to scientific, regulatory and development consulting activities, in connection with the advancement of our drug candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $33.9 million, or 11.5%, to $328.5 million for the three months ended March 31, 2023, from $294.6 million for the three months ended March 31, 2022. The increase was primarily attributable to the following:
•$17.5 million increase of external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, as we continue to build our worldwide footprint and capabilities;
•$9.8 million increase of professional fees, consulting, recruiting, information technology, tax, accounting and audit services, and facility expenses, rental fees, office expenses, and other administrative expenses, primarily attributable to the global expansion of our business, including the expansion of our commercial operations in China, the United States and Europe; and
•$6.6 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed.
Interest Income, Net
Interest income, net increased by $5.9 million, or 59.0%, to $16.0 million of net interest income for the three months ended March 31, 2023, from $10.1 million of net interest income for three months ended March 31, 2022. The increase in interest income, net, was primarily attributable to increased interest income resulting from higher interest rates on our cash and short-term investment balances.
Other Income, Net
Other income, net was $18.3 million for the three months ended March 31, 2023, primarily due to government subsidy income in China. For the three months ended March 31, 2022, other income, net, was $12.0 million, which was due to government subsidy income and foreign exchange gains resulting from the strengthening of RMB in the period and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries, partially offset by unrealized losses on our equity investments.
Income Tax Expense
Income tax expense was $11.5 million for the three months ended March 31, 2023 as compared to $13.9 million for the three months ended March 31, 2022. The income tax expense for the three months ended March 31, 2023 and 2022 was primarily attributable to current China tax expense for certain subsidiaries determined after certain non-deductible expenses and current U.S. tax expense determined after other special tax deductions and research and development tax credits.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of March 31, 2023 and December 31, 2022:

	As of
	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$3,543,766	$3,875,037
Short-term investments	$294,057	$665,251
Total debt	$488,106	$538,117
With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses associated with our operations, as well as to support the commercialization of our products globally. We recognized net losses of $348.4 million and $435.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $7.4 billion.

To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
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
The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$3,875,037	$4,382,887
Net cash used in operating activities	(563,777)	(236,563)
Net cash provided by investing activities	241,063	210,393
Net cash used in financing activities	(19,868)	(11,267)
Net effect of foreign exchange rate changes	11,311	9,000
Net decrease in cash, cash equivalents, and restricted cash	(331,271)	(28,437)
Cash, cash equivalents and restricted cash at end of period	$3,543,766	$4,354,450
Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $563.8 million of cash in the three months ended March 31, 2023, principally from our net loss of $348.4 million and an increase in our net operating assets and liabilities of $294.1 million, partially offset by non-cash charges of $78.7 million.
The increase in working capital was driven largely by the seasonality of receivables and compensation-related payments. The non-cash charges were primarily driven by share-based compensation expense, depreciation and amortization expense, offset by amortization of the research and development cost share liability.
Operating activities used $236.6 million of cash in the three months ended March 31, 2022, which resulted principally from our net loss of $435.2 million, partially offset by a decrease in our net operating assets and liabilities of $117.7 million and by non-cash charges of $80.9 million. The decrease in working capital was driven largely by the collection of the $300 million upfront fee from Novartis for ociperlimab, partially offset by seasonality of working capital due to compensation-related payments. The non-cash charges were primarily driven by share-based compensation expense, depreciation and amortization expense, and unrealized loss on our Leap investment, offset by amortization of the research and development cost share liability and deferred income tax benefits.
Investing Activities
Cash flows from investing activities consist primarily of capital expenditures, investment purchases, sales, maturities, and disposals, and upfront payments related to our collaboration agreements.
Investing activities provided $241.1 million of cash in the three months ended March 31, 2023, consisting of sales and maturities of investment securities of $377.0 million, partially offset by capital expenditures of $125.6 million, $9.3 million in purchases of long-term investments, and $1.1 million in purchases of investment securities.
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
Financing activities used $19.9 million of cash in the three months ended March 31, 2023, consisting primarily of $1.5 million of repayment of long-term bank loans and $50.0 million of repayment of short-term bank loan, which were partially offset by $31.6 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan.
Financing activities used $11.3 million of cash in the three months ended March 31, 2022, consisting primarily of $73.1 million repayment of short-term bank loans, which were partially offset by $50.0 million of proceeds from short-term bank loans and $11.9 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. We hold a significant amount of RMB-denominated deposits at our China subsidiaries. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances as they are translated into U.S. dollars. The impact of foreign currency deposits being translated into the U.S. dollar positively impacted ending cash by $11.3 million in the three months ended March 31, 2023, compared to a positive impact of $9.0 million in the prior-year period.
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

Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of March 31, 2023:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$61,797	$20,228	$41,569
Purchase commitments	76,097	33,917	42,180
Debt obligations	488,106	281,808	206,298
Interest on debt	41,725	14,181	27,544
Co-development funding commitment	560,488	140,861	419,627
Funding commitment	11,307	2,813	8,494
Research and development commitment	20,878	5,872	15,006
Pension plan	7,840	2,553	5,287
Capital commitments	407,031	407,031	—
Total	$1,675,269	$909,264	$766,005
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
Purchase Commitments
As of March 31, 2023, purchase commitments amounted to $76.1 million, of which $45.4 million related to minimum purchase requirements for supply purchased from contract manufacturers and $30.7 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $281.8 million. Total long-term debt obligations are $206.3 million. See Note 11 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
    Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of March 31, 2023, our remaining co-development funding commitment was $560.5 million.
Funding Commitment
Funding commitment represents our committed capital related to two equity method investments. As of March 31, 2023, our remaining capital commitment was $11.3 million and is expected to be paid from time to time over the investment period.

Research and Development Commitment
We entered into a long-term research and development agreement in June 2021, which includes obligations to make fixed quarterly payments over the next four years. As of March 31, 2023, the total research and development commitment amounted to $20.9 million.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $2.6 million per year based on annual funding contributions in effect as of March 31, 2023 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $407.0 million for the acquisition of property, plant and equipment as of March 31, 2023, which were mainly for our manufacturing and clinical R&D campus in Hopewell, NJ, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and new building for Beijing Innerway Bio-tech Co., Ltd.
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
There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2023, as compared to those described in the section titled “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
For new accounting policies adopted during the three months ended March 31, 2023 , see “Part I – Item 1 – Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $3.5 billion and $3.9 billion, restricted cash of $5.1 million and $5.5 million, and short-term investments of $0.3 billion and $0.7 billion as of March 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalent are deposited with various major reputable financial institutions located within or outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. On March 31, 2023, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point increase or decrease in market interest rates would result in a decrease of $0.9 million or an increase of $0.9 million, respectively, as of March 31, 2023.
We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
We had accounts receivable, net of $309.6 million and $173.2 million as of March 31, 2023 and December 31, 2022, respectively. Accounts receivable, net represent amounts arising from product sales and amounts due from our collaboration partners. We monitor economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 0.4% in the three months ended March 31, 2023 and depreciated approximately 8.2% in the year ended December 31, 2022, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2023, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 26, 2020, following the suspension and recall of ABRAXANE® in China supplied to us by Celgene Logistics Sàrl, a Bristol Myers Squibb Company (referred to elsewhere in this report as BMS, but for this paragraph only, “BMS-Celgene”), we initiated an arbitration proceeding at the International Chamber of Commerce against BMS-Celgene asserting that it had breached and continues to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and BMS-Celgene in July 2017 and a related quality agreement (collectively, the “BMS-Celgene License”). Under the BMS-Celgene License, we allege that BMS-Celgene is obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE to us. In the arbitration proceeding, we are seeking (i) a declaration that BMS-Celgene was and is in breach of the BMS-Celgene License, (ii) a declaration that BMS-Celgene acted with gross negligence and/or willful misconduct, (iii) an award of damages, and (iv) such other relief as the arbitrators deem appropriate. BMS-Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $30 million in costs that it contends it incurred as part of the ABRAXANE recall. We believe that the allegations contained in the counterclaim are without merit and are defending the counterclaim vigorously. On October 6, 2021, BMS-Celgene delivered a notice to us purporting to terminate the BMS-Celgene License with respect to ABRAXANE® and providing 180-days' notice that it was withdrawing ABRAXANE from the range of products for sale or distribution in China pursuant to Section 2.6 of the BMS-Celgene License. We believe that the reasons stated in the notice do not provide a valid basis for terminating the BMS-Celgene License with respect to ABRAXANE, and that the notice is a tactical maneuver on the part of BMS-Celgene to reduce its damages in the arbitration proceedings, and we have amended our claims to add a claim for wrongful termination of the BMS-Celgene License with respect to ABRAXANE. A hearing was held in the arbitration in June 2022, and no decision has been issued.
Item 1A. Risk Factors.
The following section includes material factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report, including our financial statements and the related notes and “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs, ordinary shares or RMB Shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our ADSs, ordinary shares or RMB Shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Please refer to the explanation of the qualifications and limitation on forward-looking statements set forth at the outset of “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).
Summary of Risk Factors
Below is a summary of the material factors that make an investment in our American Depositary Shares (“ADSs”) listed on Nasdaq, our ordinary shares listed on The Stock Exchange of Hong Kong Limited, and our ordinary shares issued to permitted investors in China and listed and traded on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi (“RMB Shares”) speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are set forth herein and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), before making an investment decision regarding our ADSs, ordinary shares or RMB Shares.
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
•The trading prices of our ordinary shares, ADSs, and/or RMB Shares can be volatile, which could result in substantial losses to you.
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
We became a commercial-stage company in 2017, when we entered into a license and supply agreement with Celgene Logistics Sàrl, now a Bristol Myers Squibb Company (“BMS”), to commercialize three of BMS’s approved cancer therapies, in the People's Republic of China (“PRC” or “China”). In October 2019, we entered into a collaboration with Amgen for its commercial-stage oncology products and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. We received the first approvals for our internally developed drug candidates in late 2019 in the United States, in 2020 in China, and in 2021 in Europe. Given this, we have limited experience in commercializing our internally developed and in-licensed medicines, including building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, and managing distributors and a sales force for our medicines. As a result, our ability to successfully commercialize our medicines may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in launching medicines.
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
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our medicines will depend substantially, both domestically and abroad, on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. For additional information, please see the section of our Annual Report titled “Part I —Item 1 — Business — Government Regulation — Pharmaceutical Coverage, Pricing, and Reimbursement.”
A primary trend in the global healthcare industry is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.
In the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost- effectiveness data for the use of our medicines on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare and Medicaid Services (the “CMS”). They decide whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.
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
In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the “NRDL”), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. There can be no assurance that our medicines and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA, tislelizumab, pamiparib and XGEVA have been included in the NRDL. While the demand for these medicines has generally increased after inclusion in the NRDL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations. We prepare for the NRDL negotiations in China for our eligible medicines/indications annually. If any of these medicines/indications are not included in the NRDL or included at a significantly lower price, the revenues for such medicines could be limited, which could have a material adverse effect on our business, financial condition and results of operations.
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
•business interruptions resulting from geo-political actions, including trade disputes, war and terrorism, disease or public health pandemics, such as COVID-19, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and
•international military conflicts and related sanctions.
These and other risks, including the risks described in “Risks Related to Our Doing Business in the PRC”, may materially adversely affect our ability to attain or sustain revenue in international markets.
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
•receipt of regulatory approvals;
•the performance by contract research organizations (“CROs”) or other third parties we may retain of their duties to us in a manner that complies with our protocols and applicable laws and that protects the integrity of the resulting data;
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
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards (“IRBs”), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; our inability to reach agreements on acceptable terms with CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly; manufacturing issues, including problems with manufacturing, supply quality, compliance with GMP, or obtaining sufficient quantities of a drug candidate for use in a clinical trial or for commercialization; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or not rely on the results of clinical research for various reasons, including noncompliance with regulatory requirements; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our medicines and drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates or commercialization of our medicines may be insufficient or inadequate.

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
The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. For additional information, please see the section of this Quarterly Report titled “Legal Proceedings”. Additionally, although we have obtained regulatory approvals of our medicines, regulatory authorities could suspend or withdraw these approvals. In any event, the receipt of regulatory approval does not assure the success of our commercialization efforts for our medicines.

We may be subject to anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations in the United States and other jurisdictions, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished sales.
Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business. For additional information, please see the section of our Annual Report, titled “Part I —Item 1 — Business — Government Regulation — Other U.S. Healthcare Laws and Compliance Requirements.”
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
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the United States Food and Drug Administration (“FDA”), that the drug candidate is safe and effective, or the biologic drug candidate is safe, pure, and potent, for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In addition to preclinical and clinical data, the new drug application (“NDA”) or biologics license application (“BLA”) must include comprehensive information regarding the chemistry, manufacturing and controls (“CMC”) for the drug candidate. Obtaining approval of an NDA or BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA or BLA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that a submission will be accepted for filing and review by the FDA.
Regulatory authorities outside of the United States, such as the China National Medical Products Administration (“NMPA”) and European Medicines Agency (“EMA”), also have requirements for approval of medicines for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements, approval processes and review periods can vary from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Seeking regulatory approvals outside of the

United States could require additional nonclinical studies or clinical trials, which could be costly and time consuming. For all of these reasons, we may not obtain regulatory approvals on a timely basis, if at all.
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
For example, in June 2022, the FDA extended the Prescription Drug User Fee Act goal date for the supplemental new drug application (“sNDA”) for BRUKINSA as a treatment for adult patients with CLL or SLL by three months to January 2023, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. In July 2022, the FDA deferred action on the BLA for tislelizumab as a second-line treatment for patients with unresectable or metastatic ESCC. In the FDA's general advice letter communicating the deferral of action, the FDA cited only the inability to complete inspections due to COVID-19 related restrictions on travel as the reason for the deferral and did not provide a new anticipated action date as they continue to monitor the public health situation and travel restrictions.
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
Our development activities, regulatory filings and manufacturing operations also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or governments and regulatory authorities in other jurisdictions. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA or other health authorities are delayed or unable to complete required regulatory inspections of our development activities, regulatory filings or manufacturing operations, or we do not satisfactorily complete such inspections, our business could be materially harmed.
We are currently conducting and may in the future conduct clinical trials for our drug candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We are currently conducting and may in the future conduct clinical trials for our drug candidates outside the U.S., including in China. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in drug candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the United States, ensuring that quality control and manufacturing procedures conform to good manufacturing practice (“GMP”) regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA, BLA or other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. For additional information, please see the section of this Quarterly Report titled “Legal Proceedings”.
The regulatory approvals for our medicines and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the medicine’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the medicine or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a Risk Evaluation Mitigation Strategy (“REMS”) program or comparable program as a condition of approval of our drug candidates or following approval, as is the case with REVLIMID®. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and GCP for any clinical trials that we conduct post-approval.
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
Our ability to commercialize our medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available on adequate terms, or at all, from government health administration authorities, private health insurers and other organizations. For additional information, please see the section of this Quarterly Report titled “Part II — Item 1A — Risk Factors Risks Related to Clinical Development and Commercialization of Our Medicines and Drug Candidates — If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate level of reimbursement, our commercial success and business operations could be adversely affected.”
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
Undesirable adverse events (“AEs”) caused by our medicines and drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval, or could result in limitations or withdrawal following approvals. If the conduct or results of our trials or patient experience following approval reveal a high and unacceptable severity or prevalence of AEs, our trials could be suspended or terminated and regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates or require us to cease commercialization following approval.
As is typical in the development of pharmaceutical products, drug-related AEs and serious AEs (“SAEs”) have been reported in our clinical trials. Some of these events have led to patient deaths. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such disclosure speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events (“IRAEs”) have been associated with treatment with checkpoint inhibitors such as tislelizumab, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.
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
•we may be required to implement a REMS for the drug, as is the case with REVLIMID, or, if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a regulatory authority;
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
We plan to develop certain of our medicines and drug candidates for use as a combination therapy. If a regulatory authority revokes its approval of the other therapeutic that we use in combination with our medicines or drug candidates, we will not be able to market our medicines or drug candidates in combination with such revoked therapeutic. If safety or efficacy issues arise with these or other therapeutics that we seek to combine with our medicines and drug candidates in the future, we may experience significant regulatory delays, and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any component of our combination medicines or drug candidates, we may not be able to complete clinical development of our drug candidates on our current timeline or at all, or we may experience disruptions in the commercialization of our approved medicines. For example, we have in-licensed drug candidates from third parties to conduct clinical trials in combination with our drug candidates. We may rely on those third parties to manufacture the in-licensed drug candidates and may not have control over their manufacturing process. If these third parties encounter any manufacturing difficulties, disruptions or delays and are not able to supply sufficient quantities of drug candidates, our drug combination study program may be delayed. For additional information, please see the section of this Quarterly Report titled “Part II — Item 1A — Risk Factors — Risks Related to Our Reliance on Third Parties — We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.”
*Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our medicines and drug candidates and affect the prices we may obtain.
In the United States, China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. For additional information, please see the section of our Annual Report titled “Part I — Item 1 — Business – Government Regulation – Healthcare Reform.”
For example, the Inflation Reduction Act of 2022 (“IRA”) contains several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.
In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS issued a proposal in response to an executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through the FDA’s accelerated approval pathway. Although a number of these proposed measures may require additional legislation to become effective, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if we obtain regulatory approval; our ability to set a price that we believe is fair for our approved products; our ability to generate revenue and achieve or maintain profitability; the level of taxes that we are required to pay; and the availability of capital.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may not become profitable.
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from up-front license fees from collaboration agreements. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $7.4 billion and $7.1 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.5 billion, $1.3 billion and $1.3 billion of net cash during the years ended December 31, 2022, 2021 and 2020, respectively, and used $563.8 million and provided $236.6 million of net cash during the three months ended March 31, 2023 and 2022, respectively. We recorded negative net cash flows from operating activities in 2022, 2021 and 2020 primarily due to our net losses of $2.0 billion, $1.5 billion and $1.6 billion, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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
*Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, our distributors and customers or by actual events or concerns involving the liquidity, default, or non-performance of financial institutions, and an impairment in the carrying value of our short-term investments could negatively affect our consolidated results of operations.
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
Furthermore, actual events involving reduced liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any such events, have in the past and may in the future lead to market-

wide liquidity problems. For example, in March 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations, Silicon Valley Bank, Santa Clara, California (“SVB”), was closed by the California Department of Financial Protection and Innovation, and Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and, in each case the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. These events lead to volatility and declines in the market for bank stock and questions regarding confidence in depository institutions. At the time of closure, we maintained limited cash deposits at SVB. While the FDIC has since stated that all depositors of SVB will be made whole and we have received access to our funds held at SVB, there is no guarantee that the federal government would similarly guarantee depositors in the event of a future bank closure. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could adversely impact our ability to meet our operating expenses or result in breaches of our financial or contractual obligations which could have material adverse impact on our liquidity and our projected business operations, financial condition and results of operations.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $3.5 billion, $3.9 billion and $4.4 billion, restricted cash of $5.1 million, $5.5 million and $7.2 million and short-term investments of $0.3 billion, $665.3 million and $2.2 billion as of March 31, 2023, December 31, 2022 and 2021, respectively, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of March 31, 2023 and December 31, 2022, our short-term investments consisted of U.S. Treasury securities. Although we believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States, the PRC and other countries. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”) or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings or similar proceedings in foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our medicines or drug candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize medicines or drug candidates without infringing, misappropriating or otherwise violating third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge the priority of our invention or other features of patentability of our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology, medicines, and drug candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our medicines or drug candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
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
Although we manufacture commercial supply of tislelizumab, zanubrutinib, and pamiparib at our manufacturing facilities in China, and are constructing a commercial-stage biologics manufacturing and clinical R&D center in New Jersey and a new small molecule manufacturing campus in Suzhou, China, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (“Boehringer Ingelheim”) and entered into a commercial supply agreement for BRUKINSA with Catalent Pharma Solutions, LLC (“Catalent”). In addition, we generally rely on our collaboration partners and their third-party manufacturers for supply of in-licensed medicines in China. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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

•manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies in the United States to ensure strict compliance with GMP requirements and other government regulations and by other comparable regulatory authorities for corresponding non-U.S. requirements. Manufacturers may be unable to comply with these GMPs which may result in fines and civil penalties, suspension of production, suspension, delay or withdrawal of product approval, or product seizure or recall. We do not have control over third-party manufacturers’ compliance with these regulations and requirements;
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
For example, on March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. For additional information, please see the section of this Quarterly Report titled “Legal Proceedings”.
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

In August 2017, we acquired Celgene's commercial operations in China and an exclusive license to Celgene's (now BMS’s) commercial cancer portfolio in China, REVLIMID, VIDAZA and ABRAXANE. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this Quarterly Report titled “Legal Proceedings”.
In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA, BLINCYTO and KYPROLIS and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG (“Novartis”), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in North America, Japan, the EU, and six other European countries. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan.
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
Before a third party can begin commercial manufacture of our medicines, they are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products, any potential third-party manufacturer may be unable to initially pass regulatory inspections in a timely or cost-effective manner in order for us to obtain regulatory approval. If contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our or our collaborators' contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. If a third-party manufacturer with whom we or our collaborators' contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China supplied to us by BMS, and the drug was subsequently recalled by BMS and is not currently available for sale in China. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the United States. We have not had any sales of ABRAXANE since the suspension and do not expect future revenue from ABRAXANE. We have initiated an arbitration proceeding against BMS asserting that it has breached and continues to breach the terms and conditions of the license and supply agreement. For additional information, please see the section of this Quarterly Report titled “Legal Proceedings”.
*If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA, BLINCYTO and KYPROLIS in China, and the global development and commercialization in China of a portfolio of Amgen's clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. In connection with our ongoing assessment of the collaboration agreement cost-share contributions, we determined that our further investment in the development of LUMAKRAS (sotorasib) (“AMG 510”), a first-in-class KRAS G12C inhibitor, was no longer commercially viable for BeiGene. As a result, in February 2023, we entered into an amendment to the collaboration agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the anticipated termination of AMG 510 from the Collaboration Agreement. Additionally, for the period between 2020 and 2022, we were advised by Amgen that its applications to the Human Genetic Resources Administration of China (“HGRAC”) to obtain approval to conduct clinical studies in China for the pipeline assets were delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. We do not expect the previous HGRAC delay to affect the conduct of the clinical trials in China for our drug candidates, other than assets that are part of the Amgen collaboration. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
At the beginning of 2022, we had approximately 8,000 employees, and we ended the year with approximately 9,000 employees, an increase of 15%. As of March 31, 2023, we had over 9,400 employees. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
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
Regulatory authorities around the world have implemented industry-specific laws and regulations that affect the collection and transfer of personal data. For example, in China, the Regulation on the Administration of Human Genetic Resources promulgated by the State Council (the “HGR Regulation”), which became effective in 2019, applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by foreign entities and individuals from sampling or biobanking any China HGR in China and require approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross-border transfer of the HGR material is required, and transfer of China HGR data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that foreign parties ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. For information about applications under the HGR Regulation for clinical studies in China that are part of the Amgen - BeiGene Collaboration, see the risk factor entitled “If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.”
Further to the draft HGR implementing rules, the Cyberspace Administration of China (“CAC”) released the final Measures of Cross-Border Data Transfer Security Assessment on July 7, 2022 (effective as of September 1, 2022), under which any transfer of certain “important data” out of China shall trigger a security assessment to be conducted by the government. The term “important data” is a broadly defined term under the Cybersecurity Law and Data Security Law, and further clarifications need to be put in place by the government before international companies could find a practical way to comply. However, under the latest draft Important Data Identification Guidance, HGR data is classified as “important data,” and if the guidance is finalized as is, it can be expected that this new cross-border data transfer rule may create considerable additional regulatory burdens on international companies' human gene-involved R&D activities in China (i.e., adding a third layer of CAC's regulatory approval in addition to HGRAC's and NMPA's).
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
As a public company listed in the United States, Hong Kong and Shanghai, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing rules of the Nasdaq Stock Market (Nasdaq), The Stock Exchange of Hong Kong Limited (the “HKEx”) and the STAR Market of the Shanghai Stock Exchange (the “SSE”), and incur significant legal, accounting and other expenses to comply with applicable requirements. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
For example, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our shares could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC, HKEx, China Securities Regulatory Commission (the “CSRC”), SSE or other applicable regulatory authorities, and our business could be harmed.
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
PRC regulations and rules concerning mergers and acquisitions, including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), and other regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC (the “MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, according to the Anti-Monopoly Law of the PRC, which was amended in June 2022 and became effective as of August 1, 2022, and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the State Administration for Market Regulation (the “SAMR”) when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In addition, the Measures for Security Review of Foreign Investment jointly issued by the National Development and Reform Commission and MOFCOM and the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the “Security Review Rules”) issued by the MOFCOM specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.
We may also be subject to similar review and regulations in other jurisdictions, such as the laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (the “CFIUS”) and other agencies, including the Foreign Investment Risk Review Modernization Act (the “FIRRMA”), which became effective in February 2020.
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
We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA generally prohibits us from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We are also subject to the anti-bribery and corruption laws of other jurisdictions, particularly China. The anti-bribery laws in China generally prohibit companies and their intermediaries from making payments to government officials for the purpose of obtaining or retaining business or securing any other improper advantage. As our business has expanded, the applicability of the FCPA and other anti-bribery and corruption laws to our operations has increased.
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
If we or our CROs or contract manufacturing organizations (“CMOs”) fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
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
In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could cause loss of data, damage to systems and data and leave us unable to utilize key business systems or access important data needed to operate our business. Our contractors and collaborators have faced, and in the future may face, similar risks, and service disruptions or security breaches of their systems could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information or expose our confidential data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we and our third-party vendors have on occasion experienced, and will continue to experience, threats to our or their data and systems, including malicious codes and viruses, phishing, email compromise attacks, ransomware, or other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, we could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our contractors and collaborators, as well as our and their efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruptions, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, ransomware, industrial espionage attack or insider threat attack that could adversely affect our business and operations and/or result in the loss or exposure of critical, proprietary, private, confidential or otherwise sensitive data, which could result in financial, legal, business or reputational harm to us.
Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
In the United States, Europe, China, and many other jurisdictions where we operate, we are subject to laws and regulations that address privacy, personal information protection and data security at both the federal and State levels. Numerous laws and regulations, including, without limitation, privacy laws (such as the European Union's General Data Protection Regulation (“GDPR”) or similar laws), security breach notification laws (such as Australia's amendment to the Privacy Act), health information privacy laws (such as the United States' Health Insurance Portability and Accountability Act (“HIPAA”) and the Human Genetic Resources Administration of China's rules), and consumer protection laws (such as the United States' Federal Trade Commission's unfair or deceptive practices rules or California's Consumer Privacy Act and California's Privacy Rights Act), govern the collection, use, disclosure and protection of health-related and other personal information. A subset of these laws also have strict requirements governing the cross-border transmission of personal information (see the risk factor entitled “Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.”).
The legal and regulatory landscape around data privacy is rapidly changing with countries, states and other localities passing new laws and regulations every year. Tracking and complying with these laws and regulations requires significant time and expenses and could materially affect our business. By way of example and without limitation, these laws may require updating of contracts, informed consent forms, clinical trial protocols and privacy notices; changes to company procedures; limiting what personal information we collect, who has access to it and how/where we use it; performing internal assessments; changes to the security and hosting solution of our systems; specific reporting and remediation efforts in the event of a data breach; and even opening our business up for external assessments by government bodies.
Given the variability and evolving state of these laws, we face uncertainty as to the exact interpretation of the new requirements, and we may face challenges in implementing all measures required by regulators or courts in their interpretation. Additionally, we may experience a reportable data breach (see the risk factor entitled “Our information technology systems, or those used by our contractors or collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization efforts”). Any failure or perceived failure by us to comply with applicable laws and regulations could subject us to significant administrative, civil or criminal fines or other penalties and negatively impact our reputation. For severe violations, in some countries these laws even allow courts and government agencies to delay or halt transfer of personal information, require deletion of personal information, or even order we stop collection, use or other processing of personal information in that country. All of these could materially harm our business, prospects, and financial condition or even disrupt our operations.
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
Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements and may be unable to share information outside of China which may disrupt the operation of our business. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China. PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. The Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines, suspension of relevant business, and revocation of business permits or licenses. Moreover, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which became effective as of September 1, 2022. According to these measures, personal data processors are subject to security assessment prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor who has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of last year; or (iv) other circumstances as requested by the CAC. Any cross-border data transfer activities conducted in violation of the Measures for the Security Assessment of Cross-border Data Transmission before the effectiveness of these measures were required to be rectified by March 2023. Though these measures have already taken effect, substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.
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

*Our financial and operating performance may be adversely affected by public health crises, natural catastrophes, or other disasters outside of our control.
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
In particular, the COVID-19 pandemic has impacted and could continue to negatively impact our business and our financial performance, including causing a delay in or the inability of health authorities to complete regulatory inspections of our development activities, regulatory filings, manufacturing operations, or clinical trial recruitment. Additionally, the commercial or clinical supply of our medicines and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.
In addition, the COVID-19 pandemic resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. Earlier in the pandemic, we took precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely or suspending or limiting non-essential travel worldwide for our employees. It is possible that these previously taken measures could continue to negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism or employee turnover, disrupt our operations or increase the risk of a cybersecurity incident. As we resume more travel and in-person interactions after pauses earlier in the pandemic, we may subsequently decide or be forced to resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates, COVID-19 variants, government actions, restrictions at healthcare institutions, or otherwise. The extent to which such measures are put in place is unknown. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our business, results of operations, and financial condition. The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments, which are highly uncertain, such as the continued emergence of new variants, developments or perceptions regarding the safety of vaccines, or any additional preventative and protective actions taken to contain the pandemic or treat its impact. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.
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
Our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the United States; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. In addition, in 2017 the United Kingdom Financial Conduct Authority (“UKFCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. On November 30, 2020, the UKFCA announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. While various replacement reference rates have been proposed, an alternative reference rate to LIBOR has not yet been widely adopted. As such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
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
For example, the PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack Down on Illegal Securities Activities (the “Securities Opinions”), which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas listed companies.
Furthermore, in July 2021, the PRC government provided guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. In February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines which became effective as of March 31, 2023. According to the Overseas Listing Trial Measures, where Chinese companies that have directly or indirectly listed securities in overseas markets conduct follow-on offering of equity securities in such overseas markets, they shall fulfill the filing procedures with and report relevant information to the CSRC. As the Overseas Listing Trial Measures have recently been promulgated, there are substantial uncertainties as to its interpretation and implementation. We cannot assure you that we would not be deemed as an indirect overseas listed Chinese company under the Overseas Listing Trial Measures. If we are deemed as an indirect overseas listed Chinese company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or follow relevant reporting requirements thereunder, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. See also the section of our Annual Report titled “Part I —Item 1 — Business — Government Regulation – PRC Regulation – Regulations Relating to Overseas Listing”. We are currently evaluating the implications and potential impact of the Overseas Listing Trial Measures and will continue to closely monitor the interpretation and implementation of the Overseas Listing Trial Measures. Due to our operations in China and stock listings in and outside of China, the Overseas Listing Trial Measures and any future PRC, U.S. or other rules and regulations that place restrictions on capital raising could adversely affect our business and results of operations and could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors, and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless.
In February 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which became effective as of March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. As the Revised Confidentiality Provisions were recently promulgated and has not taken effect, their interpretation and implementation remain substantially uncertain.

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
The audit reports included in our previous annual reports on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), and as such, investors have previously been deprived of the benefits of such inspections.
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
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, the Holding Foreign Companies Accountable Act (“HFCAA”), was signed into law in December 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. On March 30, 2022, as expected following its adoption of implementing rules pursuant to the HFCAA, the SEC added us to its conclusive list of issuers identified under HFCAA, after being provisionally named as a Commission-Identified Issuer on March 8, 2022, following the filing of our annual report on Form 10-K, which annual report was audited by Ernst & Young Hua Ming LLP. In December 2022, the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) was signed into law, which amended the HFCAA to shorten the three-year period to two years.
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
China's Foreign Investment Law and its implementing rule came into force in January 2020. The Foreign Investment Law and its implementing rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the legal requirements for both foreign and domestic investments. There are still uncertainties with respect to the interpretation and implementation of the Foreign Investment Law and its implementing rules. For example, the Foreign Investment Law and its implementing rules provide that foreign invested entities established according to the previous laws regulating foreign investment prior to its implementation may maintain their structure and corporate governance for a five-year transition period. It is uncertain whether governmental authorities may require us to adjust the structure and corporate governance of certain of our Chinese subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly. In addition, the Security Review Rules, effective as of January 18, 2021, embody China's continued efforts to provide a legal regime for national security review comparable to similar procedures in other jurisdictions, such as CFIUS review in the United States. There are still uncertainties with respect to the interpretation, implementation and enforcement of the Security Review Rules. For example, national security remains undefined and there is no clear guidance on whether the biotechnology industry requires security review and what factors the regulatory authority may consider in determining whether there are security concerns. It is difficult to evaluate the impact of the Security Review Rules on our existing investments or potential investments in China.
It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigations or evidence collection activities within China may further increase the difficulties you face in protecting your interests. For risks associated with investing in us as a Cayman Islands company, see also the risk factor entitled “—Risks Related to Our Ordinary Shares, ADSs, and RMB Shares—We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law, Chinese law or U.S. law, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.”

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
Furthermore, in February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, which took effect on March 31, 2023, requiring Chinese companies that have already directly or indirectly offered and listed securities in overseas markets to fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. As the Overseas Listing Trial Measures are newly promulgated, their interpretation and implementation are subject to substantial uncertainty. We may have to go through the filing process for any follow-on offerings we conduct on the NASDAQ Global Select Market or Hong Kong Stock Exchange within three working days of the completion of our follow-on offerings. If we fail to complete a filing with the CSRC for any of our follow-on offerings, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
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
PRC regulations and rules concerning mergers and acquisitions set forth additional procedures and requirements that could make merger and acquisition activities of PRC-based companies by foreign investors more time-consuming and complex. See also the risk factor entitled “—Risks Related to Our Industry, Business and Operations—We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We may be exposed to potential risks if we are unable to comply with these requirements.” These rules, among others, specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. Although we believe that our business is not in an industry related to national security, we cannot preclude the possibility that the competent PRC government authorities may publish explanations contrary to our understanding or broaden the scope of such security reviews in the future, in which case our future acquisitions and investment in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Moreover, according to the Anti-Monopoly Law, the SAMR shall be notified in advance of any concentration of undertaking if certain filing thresholds are triggered. We may grow our business in part by acquiring complementary businesses in China. Complying with the requirements of the laws and regulations mentioned above and other PRC regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the SAMR, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain or expand our market share. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2023 and December 31, 2022, these restricted assets totaled $3.5 billion and $3.5 billion, respectively.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us.
In response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China (“PBOC”) and China's State Administration of Foreign Exchange (“SAFE”) promulgated a series of capital control measures, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments.
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
The PRC Enterprise Income Tax Law (the “EIT Law”) and its implementation rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of tax residency has a tax treaty with China that provides for a reduced withholding rate arrangement and such non-PRC resident enterprises constitute the beneficiary of such income.
Pursuant to an arrangement between mainland China and the Hong Kong Special Administrative Region (the “Hong Kong Tax Treaty”) and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from PRC entities provided that the recipient holds at least 25% shares of the PRC entities and can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The China government has adopted multiple regulations which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” We own the PRC subsidiaries through BeiGene (Hong Kong) Co., Limited (“BeiGene HK”), a company incorporated under the laws of Hong Kong on November 22, 2010 and a wholly owned subsidiary of the Company. BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.
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
We are not aware of any offshore holding company with a corporate structure similar to ours that has been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we do not believe that our company or any of our overseas subsidiaries should be treated as a PRC resident enterprise. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our Cayman Islands holding company is a resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow and we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as to PRC enterprise income tax reporting obligations. If we are deemed a PRC resident enterprise, dividends paid on our shares and any gain realized from the transfer of our ordinary shares may be treated as income derived from sources within the PRC. As a result, dividends paid to non-PRC resident enterprise ADS holders or shareholders may be subject to PRC withholding tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders) and gains realized by non-PRC resident enterprises ADS holders or shareholders from the transfer of our ordinary shares or ADSs may be subject to PRC tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders), which may be reduced or exempted according to relevant tax treaties between PRC and the non-PRC resident enterprise/individual ADS holders' or shareholders' tax resident jurisdictions.
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
Our ordinary shares are listed on the HKEx in Hong Kong under the stock code “06160”, our ADSs are listed on the Nasdaq in the United States under the symbol “BGNE”, and our RMB Shares are listed on the STAR Market in the PRC under the stock code “688235”. Under current PRC laws and regulations, our ADSs and ordinary shares listed on the Nasdaq and the HKEx are not interchangeable or fungible with the RMB Shares listed on the STAR Market, and there is no trading or settlement between either the Nasdaq or the HKEx on the one hand, and the STAR Market on the other hand. The three markets have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these major differences, the trading prices of our ordinary shares, ADSs, and RMB Shares might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares and/or RMB Shares, and vice versa. Because of the different characteristics of the U.S., Hong Kong and Shanghai equity markets, the historic market prices of our ordinary shares, ADSs, and RMB Shares may not be indicative of the performance of our securities going forward.
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
As of April 28, 2023, 1,362,652,101 ordinary shares, par value $0.0001 per share, were outstanding, of which 859,863,043 ordinary shares were held in the form of 66,143,311 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our amended and restated memorandum and articles of association provide that, unless we consent in writing to the selection of an alternative forum, the courts of Cayman Islands will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our shareholders, any action asserting a claim arising pursuant to any provision of the Companies Law of the Cayman Islands as amended from time to time, or the amended and restated memorandum and articles of association, or any action asserting a claim governed by the internal affairs doctrine (as such concept is recognized under the U.S. laws). In connection with our offering and listing on the STAR Market, our shareholders approved the Sixth Amended and Restated Memorandum and Articles of Association, which became effective on December 15, 2021. The Sixth Amended and Restated Memorandum and Articles of Association provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). In addition, the Sixth Amended and Restated Memorandum and Articles of Association provide that any person or entity purchasing or otherwise acquiring any interest in any of our securities is deemed to have notice of and consented to these provisions; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and rules and regulations thereunder.
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
The depositary for the ADSs is entitled to charge holders fees for various services, including for the issuance of ADSs upon deposit of ordinary shares, cancellation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs, and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company (“DTC”), the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 55% of our outstanding ordinary shares as of April 28, 2023. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
On May 3, 2023, we entered into Amendment No. 2 (the “Amendment”) to the Registration Right Agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (collectively, the "Baker Entities"), and Hillhouse BGN Holdings Limited, HHLR Fund, L.P. (formerly known as Gaoling Fund, L.P.) and YHG Investment, L.P. (collectively, the "Hillhouse Entities") (each an “Investor” and collectively, the “Investors”), all of which were existing shareholders. Pursuant to the Amendment, our registration obligations under the Registration Rights Agreement have been extended to December 31, 2026. The registration rights agreement provides that, subject to certain limitations, if at any time and from time to time, the Investors demand that we register our ordinary shares and any other securities held by the Investors at the time any such demand is made on a Registration Statement on Form S-3 for resale under the Securities Act, we would be obligated to effect such registration. Our registration obligations under the registration rights agreement include our obligation to facilitate certain underwritten public offerings of our ordinary shares or ADSs by the Investors in the future. The registration rights agreement also requires us to pay expenses relating to such registrations and indemnify the Investors against certain liabilities. The Baker Entities are affiliated with two of the Company's directors, Michael Goller and Ranjeev Krishana. The Hillhouse Entities are affiliated with one of the Company's directors, Michael Yi. The foregoing description of the terms of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which the Company has filed as an exhibit hereto.
Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1#	Second Amendment to Collaboration Agreement dated February 26, 2023, by and between the Registrant and Amgen Inc.	X
10.2†	Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	3/29/2023	001-37686
10.3	Amendment No. 2 to Registration Rights Agreement, dated May 3, 2023, between the Registrant and the Investors	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

# Certain portions of the exhibit have been omitted by means of redacting a portion of the text and replacing it with “[*]”, because they are both (i) not material and (ii) the type of information that the Registrant treats as private or confidential.
† Indicates a management contract or any compensatory plan, contract or arrangement.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: May 4, 2023	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Julia Wang
Julia Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)