Form 10-Q
period 2023-06-30
BeiGene, Ltd.
filed 2023-08-02
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 31, 2023, 1,376,270,056 ordinary shares, par value $0.0001 per share, were outstanding, of which 871,565,851 ordinary shares were held in the form of 67,043,527 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2023	2022
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		3,410,368	3,869,564
Short-term restricted cash	5	9,693	196
Short-term investments	5	105,693	665,251
Accounts receivable, net	10	299,282	173,168
Inventories	6	321,333	282,346
Prepaid expenses and other current assets	10	255,050	216,553
Total current assets		4,401,419	5,207,078
Long-term restricted cash	5	1,513	5,277
Property, plant and equipment, net	7	1,031,938	845,946
Operating lease right-of-use assets		99,422	109,960
Intangible assets, net	8	46,895	40,616
Other non-current assets	10	147,549	170,413
Total non-current assets		1,327,317	1,172,212
Total assets		5,728,736	6,379,290
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		266,975	294,781
Accrued expenses and other payables	10	454,950	467,352
Deferred revenue, current portion	4	159,034	213,861
Tax payable	9	17,074	25,189
Operating lease liabilities, current portion		23,508	24,041
Research and development cost share liability, current portion	4	62,516	114,335
Short-term debt	11	421,052	328,969
Total current liabilities		1,405,109	1,468,528
Non-current liabilities:
Long-term bank loans	11	207,426	209,148
Deferred revenue, non-current portion	4	24,276	42,026
Operating lease liabilities, non-current portion		25,821	34,517
Deferred tax liabilities	9	15,652	15,996
Research and development cost share liability, non-current portion	4	208,775	179,625
Other long-term liabilities	10	43,118	46,095
Total non-current liabilities		525,068	527,407
Total liabilities		1,930,177	1,995,935
Commitments and contingencies	18
Equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,376,251,336 and 1,356,140,180 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively		137	135
Additional paid-in capital		11,752,019	11,540,979
Accumulated other comprehensive loss	15	(143,687)	(77,417)
Accumulated deficit		(7,809,910)	(7,080,342)
Total equity		3,798,559	4,383,355
Total liabilities and equity		5,728,736	6,379,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2023	2022	2023	2022
		$	$	$	$
Revenues
Product revenue, net	12	553,745	304,511	964,036	566,084
Collaboration revenue	4	41,516	37,061	79,026	82,114
Total revenues		595,261	341,572	1,043,062	648,198
Expenses
Cost of sales - product		95,990	71,173	177,779	136,410
Research and development		422,764	378,207	831,348	768,122
Selling, general and administrative		395,034	331,403	723,533	625,976
Amortization of intangible assets		188	188	375	376
Total expenses		913,976	780,971	1,733,035	1,530,884
Loss from operations		(318,715)	(439,399)	(689,973)	(882,686)
Interest income, net		15,070	11,431	31,086	21,502
Other expense, net		(63,818)	(129,617)	(45,515)	(117,650)
Loss before income taxes		(367,463)	(557,585)	(704,402)	(978,834)
Income tax expense	9	13,674	8,141	25,166	22,090
Net loss		(381,137)	(565,726)	(729,568)	(1,000,924)

Net loss per share		(0.28)	(0.42)	(0.54)	(0.75)
Weighted-average shares outstanding—basic and diluted		1,360,224,377	1,336,463,026	1,357,211,308	1,334,252,648

Net loss per American Depositary Share (“ADS”)		(3.64)	(5.50)	(6.99)	(9.75)
Weighted-average ADSs outstanding—basic and diluted		104,632,644	102,804,848	104,400,870	102,634,819
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
Net loss	(381,137)	(565,726)	(729,568)	(1,000,924)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	(86,519)	(97,459)	(73,172)	(88,085)
Unrealized holding income (loss), net	1,846	(2,445)	6,902	(12,315)
Comprehensive loss	(465,810)	(665,630)	(795,838)	(1,101,324)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Six Months Ended June 30,
	Note	2023	2022
		$	$
Operating activities:
Net loss		(729,568)	(1,000,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		42,346	32,061
Share-based compensation expenses	14	178,693	146,860
Unrealized losses on equity investments	5	2,178	23,529
Amortization of research and development cost share liability	4	(22,669)	(45,583)
Deferred income tax (expense) benefits		(15)	555
Other items, net		767	6,360
Changes in operating assets and liabilities:
Accounts receivable		(131,923)	307,430
Inventories		(53,598)	(31,633)
Other assets		(30,627)	32,335
Accounts payable		(32,678)	(30,362)
Accrued expenses and other payables		(8,082)	21,168
Deferred revenue		(72,577)	(76,737)
Other liabilities		88	(1,581)
Net cash used in operating activities		(857,665)	(616,522)
Investing activities:
Purchases of property, plant and equipment		(247,055)	(95,421)
Purchase of intangible asset		—	—
Purchases of investments		(11,582)	(11,504)
Proceeds from sale or maturity of investments		567,500	1,051,028
Purchase of in-process research and development		—	(75,000)
Net cash provided by investing activities		308,863	869,103
Financing activities:
Proceeds from long-term loan	11	15,771	—
Repayment of long-term loan	11	—	—
Proceeds from short-term loans	11	161,846	67,586
Repayment of short-term loans	11	(66,574)	(115,405)
Proceeds from option exercises and employee share purchase plan		35,169	18,972
Net cash provided by (used in) financing activities		146,212	(28,847)
Effect of foreign exchange rate changes, net		(50,873)	(71,212)
Net decrease in cash, cash equivalents, and restricted cash		(453,463)	152,522
Cash, cash equivalents, and restricted cash at beginning of period		3,875,037	4,382,887
Cash, cash equivalents, and restricted cash at end of period		3,421,574	4,535,409
Supplemental cash flow information:
Cash and cash equivalents		3,410,368	4,531,137
Short-term restricted cash		9,693	333
Long-term restricted cash		1,513	3,939
Income taxes paid		32,529	24,436
Interest paid		10,015	12,899
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		95,404	58,676
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Attributable to BeiGene, Ltd.
	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2022	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355
Use of shares reserved for share option exercises	(98,774)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	6,610,695	1	28,656	—	—	28,657
Share-based compensation	—	—	75,322	—	—	75,322
Other comprehensive income	—	—	—	18,403	—	18,403
Net loss	—	—	—	—	(348,431)	(348,431)
Balance at March 31, 2023	1,362,652,101	136	11,644,957	(59,014)	(7,428,773)	4,157,306
Use of shares reserved for share option exercises	220,116	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	13,379,119	1	3,691	—	—	3,692
Share-based compensation	—	—	103,371	—	—	103,371
Other comprehensive loss	—	—	—	(84,673)	—	(84,673)
Net loss	—	—	—	—	(381,137)	(381,137)
Balance at June 30, 2023	1,376,251,336	137	11,752,019	(143,687)	(7,809,910)	3,798,559

Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(5,076,527)	6,132,563
Cost from issuance of ordinary shares	—	—	(152)	—	—	(152)
Use of shares reserved for share option exercises	(2,850,328)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	2,851,316	—	11,880	—	—	11,880
Share-based compensation	—	—	65,555	—	—	65,555
Other comprehensive loss	—	—	—	(496)	—	(496)
Net loss	—	—	—	—	(435,198)	(435,198)
Balance at March 31, 2022	1,334,805,269	133	11,268,290	17,454	(5,511,725)	5,774,152
Use of shares reserved for share option exercises	5,016,232	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	9,817,923	1	7,091	—	—	7,092
Share-based compensation	—	—	81,305	—	—	81,305
Other comprehensive loss	—	—	—	(99,904)	—	(99,904)
Net loss	—	—	—	—	(565,726)	(565,726)
Balance at June 30, 2022	1,349,639,424	134	11,356,686	(82,450)	(6,077,451)	5,196,919
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
The Company currently has three approved medicines that were internally discovered and developed, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. The Company has obtained approvals to market BRUKINSA in the United States, the People's Republic of China (“China” or the “PRC”), the European Union, the United Kingdom, Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging its strong commercial capabilities, the Company has in-licensed the rights to distribute an additional 14 approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (“Amgen”) and Novartis Pharma AG (“Novartis”) to develop and commercialize innovative medicines.
The Company is committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. The Company has conducted more than 120 clinical trials in-house, with over 21,000 subjects enrolled in approximately 45 regions. This includes more than 35 pivotal or potentially registration-enabling trials across its portfolio, including three internally discovered, approved medicines.
The Company has built, and is expanding, its internal manufacturing capabilities. The Company is building a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, in addition to its state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines. The Company also works with high quality global contract manufacturing organizations (“CMOs”) to manufacture its internally developed clinical and commercial products.
Since its inception in 2010, the Company has become a fully integrated global organization of over 10,000 employees worldwide, including the United States, China, Europe and Australia.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2023 and 2022, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact was not material to any of its previously issued financial statements, but that correcting the cumulative impact of the error would be significant to its statements of operations for the three and nine months ended September 30, 2022. Accordingly, the Company has revised the three and six months ended June 30, 2022 condensed consolidated financial statements and related notes included herein to record a valuation allowance against the Company’s net deferred tax asset balance for all periods presented. A summary of revisions to previously reported financial statements is presented in Note 2, Revision of Prior Period Financial Statements. Note 9, Income Taxes and Note 13, Loss Per Share have been updated to reflect the revision. The Company will also correct previously reported financial information for this error in its future filings, as applicable.
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
There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2023, as compared to the significant accounting policies described in the Annual Report.
2. Revision of Prior Period Financial Statements
As discussed in Note 1, the Company revised certain prior period financial statements to correct an error related to the valuation of net deferred tax assets, the impact of which was immaterial to its previously filed financial statements for the three and six months ended June 30, 2022 (See Note 1). Specifically, a valuation allowance should have been recorded on all net deferred tax assets and such a valuation allowance was not previously recorded. A summary of revisions to the Company’s previously reported financial statements for the comparative periods presented within this Quarterly Report on Form 10-Q is presented below.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Income tax expense	13,864	(5,723)	8,141	26,889	(4,799)	22,090
Net loss	(571,449)	5,723	(565,726)	(1,005,723)	4,799	(1,000,924)

Net loss per share	(0.43)	0.01	(0.42)	(0.75)	—	(0.75)

Net loss per American Depositary Share (“ADS”)	(5.56)	0.06	(5.50)	(9.80)	0.05	(9.75)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Net loss	(571,449)	5,723	(565,726)	(1,005,723)	4,799	(1,000,924)
Comprehensive loss	(671,353)	5,723	(665,630)	(1,106,123)	4,799	(1,101,324)

Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended
	June 30, 2022
	As Reported	Adjustments	As Revised
	$	$	$
Operating activities:
Net loss	(1,005,723)	4,799	(1,000,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefits	7,550	(6,995)	555
Changes in operating assets and liabilities:
Other assets	32,315	20	32,335
Accrued expenses and other payables	19,525	1,643	21,168
Other liabilities	(2,114)	533	(1,581)
Net cash used in operating activities	(616,522)	—	(616,522)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)

	Accumulated Deficit			Total Equity
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	$	$	$	$	$	$
Balance at December 31, 2021	(4,966,103)	(110,424)	(5,076,527)	6,242,987	(110,424)	6,132,563
Net loss	(434,274)	(924)	(435,198)	(434,274)	(924)	(435,198)
Balance at March 31, 2022	(5,400,377)	(111,348)	(5,511,725)	5,885,500	(111,348)	5,774,152
Net loss	(571,449)	5,723	(565,726)	(571,449)	5,723	(565,726)
Balance at June 30, 2022	(5,971,826)	(105,625)	(6,077,451)	5,302,544	(105,625)	5,196,919
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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2023 and December 31, 2022:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of June 30, 2023	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	847,781	—	—
Short-term investments (Note 5):
U.S. Treasury securities	105,693	—	—
Prepaid expenses and other current assets (Note 5):
Convertible debt instrument	—	—	5,190
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	2,300	1,077	—
Convertible debt instrument	—	—	3,000
Total	955,774	1,077	8,190

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	758,114	—	—
Short-term investments (Note 5):
U.S. Treasury securities	665,251	—	—
Prepaid expenses and other current assets (Note 5):
Convertible debt instrument	—	—	5,190
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	3,307	706	—
Convertible debt instrument	—	—	3,000
Total	1,426,672	706	8,190
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

As of June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
Out-Licensing Arrangements
For the three and six months ended June 30, 2023 and 2022, the Company’s collaboration revenue primarily consisted of research and development services revenue and right to access intellectual property revenue from its collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue from Collaborators	$	$	$	$
Research and development service revenue	13,563	10,813	20,380	24,240
Right to access intellectual property revenue	26,248	26,248	52,497	52,497
Other	1,705	—	6,149	5,377
Total	41,516	37,061	79,026	82,114
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
The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the six months ended June 30, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the six months ended June 30, 2021. The portion of the transaction price allocated to the tislelizumab R&D services was deferred and is being recognized as collaboration revenue as the tislelizumab R&D services are performed using a percentage-of-completion method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $11,770 and $16,796 during the three and six months ended June 30, 2023, respectively, and $9,021 and $20,656 during the three and six months ended June 30, 2022, respectively. The Company also recognized other collaboration revenue of $1,344 and $5,013 during the three and six months ended June 30, 2023, respectively, and nil and $5,377 during the three and six ended June 30, 2022, respectively, related to the sale of tislelizumab clinical supply to Novartis in conjunction with the collaboration.
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
Under the terms of the option, collaboration and license agreement, the Company received an upfront cash payment of $300,000 in January 2022 from Novartis and would have received an additional payment of $600,000 or $700,000 in the event Novartis exercised its exclusive time-based option prior to mid-2023 or between then and late-2023, respectively. Following option exercise, the Company is eligible to receive up to $745,000 upon the achievement of regulatory approval milestones, $1,150,000 upon the achievement of sales milestones, and royalties on future sales of ociperlimab in the Novartis Territory. Subject to the terms of the option, collaboration and license agreement, during the option period, Novartis has agreed to initiate and fund additional global clinical trials with ociperlimab and the Company has agreed to expand enrollment in two ongoing trials. Following the option exercise, Novartis has agreed to share development costs of global trials. Following approval, the Company has agreed to provide 50 percent of the co-detailing and co-field medical efforts in the United States, and has an option to co-detail up to 25 percent in Canada and Mexico, funded in part by Novartis. Each party retains the worldwide right to commercialize its propriety products in combination with ociperlimab, as is the case with tislelizumab under the tislelizumab collaboration and license agreement. The existing tislelizumab collaboration and license agreement was not modified as a result of the ociperlimab option, collaboration and license agreement.
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
The Company will satisfy the material right performance obligation at a point in time at the earlier of when Novartis exercises the option and the license is delivered or the expiration of the option period. As such, the entire amount of the transaction price allocated to the material right was deferred. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the ociperlimab R&D Services was deferred and is being recognized as collaboration revenue as the ociperlimab R&D Services are performed over the expected option period. The Company recognized collaboration revenue of $26,248 and $52,497 related to Novartis right to access ociperlimab in clinical trials and the transfer of know how performance obligation during the three and six months ended June 30, 2023, respectively, and $26,248 and $52,497 during the three and six months ended June 30, 2022, respectively. The Company recognized R&D service revenue of $1,792 and $3,583 during the three and six months ended June 30, 2023 and $1,792 and $3,584 during the three and six months ended June 30, 2022, respectively. The Company also recognized other collaboration revenue of $1,861 and $2,636 related primarily to revenue generated under the broad markets marketing and promotion agreement in conjunction with the collaboration during the three and six months ended June 30, 2023, respectively.
In July 2023, the Company entered into a Mutual Termination and Release Agreement (the "Termination Agreement") to mutually terminate the ociperlimab option, collaboration and license agreement with Novartis, effective immediately. Pursuant to the Termination Agreement, the Company regained full, global rights to develop, manufacture and commercialize ociperlimab.
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
Amgen and the Company are also jointly developing a portfolio of Amgen oncology pipeline assets under the collaboration. The Company is responsible for conducting clinical development activities in China and co-funding global development costs by contributing cash and development services up to a total cap of $1,250,000. Amgen is responsible for all development, regulatory and commercial activities outside of China. For each pipeline asset that is approved in China, the Company will receive commercial rights for seven years from approval. The Company has the right to retain approximately one out of every three approved pipeline assets, other than LUMAKRAS® (sotorasib), Amgen's KRAS G12C inhibitor, for commercialization in China. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. The Company is entitled to receive royalties from sales in China for pipeline assets returned to Amgen for five years after the seven-year commercialization period. The Company is also entitled to receive royalties from global sales of each product outside of China (with the exception of LUMAKRAS).

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

Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
Research and development expense	5,457	24,393	23,274	46,789
Amortization of research and development cost share liability	5,271	23,764	22,669	45,583
Total amount due to Amgen for BeiGene's portion of the development funding	10,728	48,157	45,943	92,372

				As of
				June 30,
				2023
Remaining portion of development funding cap				549,765
As of June 30, 2023 and December 31, 2022, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of
	June 30,	December 31,
	2023	2022
	$	$
Research and development cost share liability, current portion	62,516	114,335
Research and development cost share liability, non-current portion	208,775	179,625
Total research and development cost share liability	271,291	293,960
The total reimbursement due to (from) Amgen under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
Cost of sales - product	4,011	2,449	1,184	3,478
Research and development	(1,769)	657	1,311	898
Selling, general and administrative	(17,552)	(13,661)	(29,388)	(26,642)
Total	(15,310)	(10,555)	(26,893)	(22,266)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $20,146 and $39,277 during the three and six months ended June 30, 2023, respectively, and $22,462 and $30,061 during the three and six months ended June 30, 2022, respectively. Net amounts receivable from Amgen as of June 30, 2023 was $11,069 and net amounts payable to Amgen as of December 31, 2022 was $54,064, respectively.
5. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash balance of $11,206 and $5,473 as of June 30, 2023 and December 31, 2022, respectively, primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction.
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from the STAR Offering in strict compliance with the planned uses as disclosed in the PRC prospectus as well as those disclosed in the Company's proceeds management policy approved by the board of directors.

Short-Term Investments
Short-term investments as of June 30, 2023 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	107,802	—	2,109	105,693
Total	107,802	—	2,109	105,693
 Short-term investments as of December 31, 2022 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	674,262	—	9,011	665,251
Total	674,262	—	9,011	665,251
As of June 30, 2023, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of June 30, 2023.
Equity Securities with Readily Determinable Fair Values
Leap Therapeutics, Inc. (Leap)
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap's underwritten public offering. As of June 30, 2023, the Company's ownership interest in the outstanding common stock of Leap was 6.2% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 9.8% based on information from Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income, net. The Company recorded an unrealized gain of $470 and unrealized loss of $636 for the three and six months ended June 30, 2023, respectively, and unrealized losses of $5,908 and $22,661 for the three and six months ended June 30, 2022, respectively, in the consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the fair value of the common stock and warrants were as follows:

	As of
	June 30,	December 31,
	2023	2022
	$	$
Fair value of Leap common stock	2,300	3,307
Fair value of Leap warrants	1,077	706

Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $59,209 and $57,054 in equity securities without readily determinable fair values as of June 30, 2023 and December 31, 2022, respectively. The Company recorded no gain during the three months ended and a gain of $1,081 for the six months ended June 30, 2023, respectively, and a gain of $366 for the three and six months ended June 30, 2022, respectively, related to observable price changes in orderly transactions for similar investments of the same issuer to other income, net in the consolidated statements of operations.

Equity-Method Investments
The Company records equity-method investments at cost and subsequently adjusts the basis based on the Company's ownership percentage in the investee's income and expenses, as well as dividends, if any. The Company holds equity-method investments totaling $30,020 and $27,710 as of June 30, 2023 and December 31, 2022, respectively, that it does not consider to be individually significant to its financial statements. The Company recorded net unrealized losses of $2,480 and $2,624 for the three and six months ended June 30, 2023, respectively, and net unrealized losses of $647 and $1,234 for the three and six months ended June 30, 2022, respectively, to other income, net in the consolidated statements of operations.
6. Inventories
The Company’s inventory balance consisted of the following:

	As of
	June 30,	December 31,
	2023	2022
	$	$
Raw materials	109,048	88,957
Work in process	31,472	20,886
Finished goods	180,813	172,503
Total inventories	321,333	282,346
7. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	June 30,	December 31,
	2023	2022
	$	$
Land	65,485	65,485
Building	214,080	222,448
Manufacturing equipment	172,844	175,679
Laboratory equipment	170,424	158,908
Leasehold improvement	53,366	53,786
Software, electronics and office equipment	72,839	47,483
Property, plant and equipment, at cost	749,038	723,789
Less: accumulated depreciation	(201,406)	(171,470)
Construction in progress	484,306	293,627
Property, plant and equipment, net	1,031,938	845,946
In November 2021, the Company purchased a 42-acre site located in Hopewell, NJ for $75,197. The total purchase price was allocated between the land and an existing building on the property based on their relative fair values. The Company is constructing a biologics manufacturing facility and research and development center on the land. As of June 30, 2023, the Company has construction in process of $314,707 related to the Hopewell facility construction.
Depreciation expense was $21,307 and $40,332 for the three and six months ended June 30, 2023, respectively, and $14,461 and $30,041 for the three and six months ended June 30, 2022, respectively.

8. Intangible Assets
Intangible assets as of June 30, 2023 and December 31, 2022 are summarized as follows:

	As of
	June 30, 2023			December 31, 2022
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(4,375)	3,125	7,500	(4,000)	3,500
Developed products	49,388	(5,618)	43,770	41,235	(4,119)	37,116
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	57,704	(10,809)	46,895	49,551	(8,935)	40,616
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from Bristol-Myers Squibb Company (“BMS”) as part of the BMS collaboration. The Company is amortizing the product distribution rights, as a single identified asset, over a period of 10 years from the date of acquisition. Developed products represent the post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements. Trading license represents the Guangzhou drug distribution license acquired in September 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed products is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and the trading licenses is included in operating expenses in the accompanying consolidated statements of operations.
The weighted-average life for each finite-lived intangible assets is approximately 12 years. Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
Amortization expense - Cost of sales - product	840	812	1,639	1,644
Amortization expense - Operating expense	188	188	375	376
Total	1,028	1,000	2,014	2,020
Estimated amortization expense for each of the five succeeding years and thereafter, as of June 30, 2023 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2023 (remainder of year)	1,857	375	2,232
2024	3,714	750	4,464
2025	3,714	750	4,464
2026	3,714	750	4,464
2027	3,714	500	4,214
2028 and thereafter	27,057	—	27,057
Total	43,770	3,125	46,895
9. Income Taxes
Income tax expense was $13,674 and $25,166 for the three and six months ended June 30, 2023, respectively. Income tax expense was $8,141 and $22,090 for the three and six months ended June 30, 2022. The income tax expense for the three and six months ended June 30, 2023 and 2022 was primarily attributable to current China tax expense due to certain non-deductible expenses and current U.S. tax expense determined after other special tax deductions and research and development tax credits.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of June 30, 2023, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of June 30, 2023, the Company had gross unrecognized tax benefits of $12,524. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $559 and $969 in the three and six months ended June 30, 2023 primarily due to U.S. federal and state tax credits and incentives.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2023 and December 31, 2022, the Company's accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of June 30, 2023, Australia tax matters are open to examination for the years 2013 through 2023, China tax matters are open to examination for the years 2013 through 2023, Switzerland tax matters are open to examination for the years 2018 through 2023, and U.S. federal tax matters are open to examination for years 2015 through 2023. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2012 through 2023.
10. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	June 30,	December 31,
	2023	2022
	$	$
Prepaid research and development costs	72,391	71,488
Prepaid manufacturing cost	69,319	58,950
Prepaid taxes	18,485	20,478
Other receivables	36,866	22,777
Interest receivable	1,992	3,039
Prepaid insurance	7,593	3,664
Short-term deposit for sales rebates	7,198	1,510
Other current assets	41,206	34,647
Total	255,050	216,553
Other non-current assets consist of the following:

	As of
	June 30,	December 31,
	2023	2022
	$	$
Goodwill	109	109
Prepayment of property and equipment	13,140	22,025
Prepaid supply cost (1)	30,539	48,642
Prepaid VAT	1,734	804
Rental deposits and other	6,420	7,054
Long-term investments	95,607	91,779
Total	147,549	170,413
(1) Represents payments for future supply purchases under the license agreement with Luye Pharma Group and facility expansion under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.
Accrued expenses and other payables consist of the following:

	As of
	June 30,	December 31,
	2023	2022
	$	$
Compensation related	135,719	184,775
External research and development activities related	91,108	139,168
Commercial activities	65,506	51,806
Individual income tax and other taxes	38,486	18,815
Sales rebates and returns related	85,591	41,817
Other	38,540	30,971
Total	454,950	467,352
Other long-term liabilities consist of the following:

	As of
	June 30,	December 31,
	2023	2022
	$	$
Deferred government grant income	34,865	38,176
Pension liability	7,996	7,760
Other	257	159
Total	43,118	46,095

11. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of June 30, 2023 and December 31, 2022:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of
						June 30, 2023		December 31, 2022
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	10,343	75,000	7,250	50,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	5,024	36,429	1,450	10,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	5,516	40,000	5,437	37,500
China Minsheng Bank (the “Senior Loan”)	September 24, 2020	$200,000	(4)		4.3%	150,000	1,087,666	150,000	1,034,554
Shanghai Pudong Development Bank	February 25, 2022	$50,000	1-year	February 25, 2023	2.2%	—	—	50,000	344,851
China Merchants Bank	June 5, 2023	RMB 400,000	1-year	June 4, 2024	3.2%	55,164	400,000	—	—
HSBC Bank	May 4, 2023	RMB 340,000	1-year	May 3, 2024	4.7%	46,889	340,000	—	—
China Industrial Bank	May 30, 2023	RMB 200,000	1-year	May 29, 2024	2.8%	27,582	200,000	—	—
Other short-term debt (5)						120,534	874,000	114,832	792,000
Total short-term debt						421,052	3,053,095	328,969	2,268,905

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	64,818	470,000	75,395	520,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	41,176	298,571	47,847	330,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	44,200	320,500	49,369	340,500
China CITIC Bank	July 29, 2022	RMB480,000	10-year	July 28, 2032	(6)	57,232	415,000	36,537	252,000
Total long-term bank loans						207,426	1,504,071	209,148	1,442,500
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.5% as of June 30, 2023. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out. The Company repaid $3,483 (RMB25,000) during the six months ended June 30, 2023.
2.On January 22, 2020, BeiGene Guangzhou Biologics Manufacturing Co., Ltd.(“BeiGene Guangzhou Factory”) entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.1% as of June 30, 2023. The Company repaid $731 (RMB5,000) during the six months ended June 30, 2023. BeiGene Guangzhou Biologics Manufacturing Co., Ltd. is a company incorporated under the laws of the PRC on March 3, 2017 and a wholly owned subsidiary of BeiGene Biologics.
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.0% as of June 30, 2023. The loan is secured by fixed assets placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out. The Company repaid $2,518 (RMB17,500) during the six months ended June 30, 2023.
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
5.During the years ended December 31, 2022 and 2021, the Company entered into short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB875,000 in aggregate, with maturity dates ranging from December 15, 2022 to September 18, 2023. The Company repaid $16,574 (RMB117,000) and drew down $28,174 (RMB199,000) during the six months ended June 30, 2023.The weighted average interest rate for the short-term working capital loans was approximately 2.6% as of June 30, 2023.
6.In July 2022, the Company entered into a 10-year bank loan agreement with China CITIC Bank to borrow up to RMB480,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The Company drew down $22,502 (RMB163,000) during the six months ended June 30, 2023. The weighted average loan interest rate was 4.1% as of June 30, 2023. The loan is secured by BeiGene Suzhou Co., Ltd.'s land use right.
Interest Expense

Interest expense recognized for the three and six months ended June 30, 2023 was $4,891 and $9,465, respectively, among which, $428 and $772 was capitalized, respectively. Interest expense recognized for the three and six months ended June 30, 2022 was $5,456 and $10,984, respectively, among which, $654 and $1,935 was capitalized, respectively.
12. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA in the United States China, and other regions, and tislelizumab and pamiparib in China; XGEVA, BLINCYTO and KYPROLIS in China under a license from Amgen; REVLIMID® and VIDAZA® in China under a license from BMS; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product sales for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
Product revenue – gross	667,328	342,885	1,176,933	638,273
Less: Rebates and sales returns	(113,583)	(38,374)	(212,897)	(72,189)
Product revenue – net	553,745	304,511	964,036	566,084
The following table disaggregates net product sales by product for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
BRUKINSA®	308,276	128,747	519,658	233,072
Tislelizumab	149,464	104,879	264,314	192,522
REVLIMID®	21,847	19,916	45,005	41,576
XGEVA®	23,968	15,509	44,165	29,008
POBEVCY®	13,438	12,983	27,764	19,798
BLINCYTO®	14,578	9,530	25,524	21,396
KYPROLIS®	11,052	4,092	15,995	8,405
VIDAZA®	3,930	3,434	7,119	8,946
Pamiparib	1,919	2,022	3,725	4,577
Other	5,273	3,399	10,767	6,784
Total product revenue – net	553,745	304,511	964,036	566,084
The following table presents the roll-forward of accrued sales rebates and returns for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
	$	$
Balance at beginning of the period	41,817	59,639
Accrual	212,897	72,189
Payments	(169,123)	(60,316)
Balance at end of the period	85,591	71,512

13. Loss Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
Numerator:
Net loss	(381,137)	(565,726)	(729,568)	(1,000,924)

Denominator:
Weighted average shares outstanding—basic and diluted	1,360,224,377	1,336,463,026	1,357,211,308	1,334,252,648
For the three and six months ended June 30, 2023 and 2022, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
14. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company's initial public offering (“IPO”) on the Nasdaq Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of June 30, 2023, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,822. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
During the six months ended June 30, 2023, the Company granted options for 9,396,660 ordinary shares and restricted share units for 29,453,021 ordinary shares under the 2016 Plan. As of June 30, 2023, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 64,070,175 and 68,073,668, respectively. As of June 30, 2023, share-based awards to acquire 38,873,106 ordinary shares were available for future grant under the 2016 Plan.
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

As of June 30, 2023, there were no options or restricted share units for ordinary shares outstanding under the 2018 Plan.
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
As of June 30, 2023, 2,735,219 ordinary shares were available for future issuance under the ESPP.
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
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
Research and development	45,948	37,107	79,976	52,082
Selling, general and administrative	57,381	44,198	98,741	58,542
Total	103,329	81,305	178,717	110,624

15. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2022	(62,523)	(9,011)	(5,883)	(77,417)
Other comprehensive (loss) income before reclassifications	(73,172)	6,902	—	(66,270)
Net-current period other comprehensive (loss) income	(73,172)	6,902	—	(66,270)
Balance as of June 30, 2023	(135,695)	(2,109)	(5,883)	(143,687)
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
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2023 and December 31, 2022, the net assets of the Company’s PRC subsidiaries amounted to $3,305,583 and $3,548,881, respectively.

18. Commitments and Contingencies
Purchase Commitments
As of June 30, 2023, the Company had purchase commitments amounting to $104,115, of which $40,295 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $63,820 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital Commitments
The Company had capital commitments amounting to $381,187 for the acquisition of property, plant and equipment as of June 30, 2023, which were mainly for the Company’s manufacturing and clinical R&D campus in Hopewell, NJ, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and new building for Beijing Innerway Bio-tech Co., Ltd.
Co-Development Funding Commitment
    Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of June 30, 2023, the Company's remaining co-development funding commitment was $549,765.
Research and Development Commitment
The Company entered into a long-term research and development agreement in June 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next four years. As of June 30, 2023, the total research and development commitment amounted to $17,990.
Funding Commitment
The Company had committed capital related to two equity method investments in the amount of $15,057. As of June 30, 2023, the remaining capital commitment was $10,557 and is expected to be paid from time to time over the investment period.
Pension Commitment
The Company maintains a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $2,627 per year based on annual funding contributions in effect as of June 30, 2023 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Other Business Agreements
The Company enters into agreements with contract research organizations (“CROs”) to some extent to provide research and development services. These contracts are generally cancellable at any time by us with prior written notice.
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
Legal Proceedings
In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to patent legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred.

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
Total product revenues by geographic area are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
PRC	293,919	212,429	540,828	403,164
United States	223,540	88,381	362,307	156,269
Rest of world	36,286	3,701	60,901	6,651
Total	553,745	304,511	964,036	566,084
Total collaboration revenues by geographic area are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
PRC	1,861	—	2,636	—
United States	28,809	25,943	54,523	57,480
Rest of world	10,846	11,118	21,867	24,634
Total	41,516	37,061	79,026	82,114

20. Subsequent Events
On July 28, 2023 (the “Signing Date”), a credit facility agreement (the “Credit Agreement”) was entered into by and between the Company, as the borrower, and China Merchants Bank Co., Ltd., as the lender (the “Lender”). The Credit Agreement provides for a $400 million uncommitted and unsecured credit facility (the “Credit Facility”), pursuant to which each loan issued has a term up to one year, provided that all loans must be repaid within eighteen months of the Signing Date. Loans under the Credit Facility have a floating interest rate based on the secured overnight financing rate plus an applicable margin and are calculated daily from the date the loan is utilized and settled on a quarterly basis. The proceeds of the loans under the Credit Facility are available to finance the working capital needs and for daily operations of the Company and its subsidiaries. The Credit Agreement contains financial covenants that require the Company to uphold certain ratios of liabilities to ownership equity, maintain specified amounts of both consolidated net assets and consolidated cash balance, and reach a certain amount of annual sales revenue for products, all which are tested either quarterly or annually. The Credit Agreement also contains operating covenants including, among other things, (i) maintaining its listing status on The Stock Exchange of Hong Kong Limited and The Science and Technology Innovation Board of the Shanghai Stock Exchange, (ii) preserving interest reserve in the account with the Lender, (iii) limitations on the incurrence of certain additional indebtedness, and (iv) preservation of ownership of key patents and other covenants surrounding the Company’s intellectual property. Other certain covenants, representations and warranties, and events of default, are contained in the Credit Agreement, many of which would be breached or triggered solely to the extent they have a material adverse effect on the Company’s ability to perform its obligations under the Credit Agreement or affect the Company’s normal operations. As of the date of this report, no borrowings were outstanding under the Credit Agreement.
On August 1, 2023, the Company entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with BMS-Celgene and certain of its affiliates relating to the termination of the parties’ ongoing contractual relationships, the previously-disclosed ongoing arbitration proceeding concerning ABRAXANE® (the “Arbitration”), the License and Supply Agreement (“LSA”), the Amended and Restated Quality Agreement (the “QA”), and the Share Subscription Agreement (the “SSA”), entered into by the parties in 2017 and 2018. Pursuant to the Settlement Agreement, the parties agreed to mutually dismiss the Arbitration and BMS-Celgene and its affiliates agreed to transfer 23,273,108 ordinary shares of the Company originally purchased in 2017, in each case subject to and in accordance with the terms and conditions of the Settlement Agreement. The Company has no payment obligation in exchange for the transferred shares pursuant to the Settlement Agreement. Furthermore, the parties agreed to terminate the LSA and QA on December 31, 2023, subject to the Company’s right to continue selling all inventory of Revlimid and Vidaza until sold out or December 31, 2024, whichever is earlier. The Settlement Agreement provides for a settlement and release by each party of claims arising from or relating to the Arbitration, the LSA, the QA and the SSA, as well as other disputes and potential disputes between the parties, in each case subject to and in accordance with the terms and conditions of the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” We have revised our prior period financial statements to reflect the correction of an error, the impact of which was immaterial to our previously filed financial statements, as described in this Quarterly Report in “Notes to the Condensed Consolidated Financial Statements, Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies” and “Note 2. Revision of Prior Period Financial Statements”. This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are based on management’s current expectations and projections about future events and trends that may affect the business, financial condition, and operating results. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements often include words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; the regulatory environment and regulatory developments in the United States, China, the United Kingdom (“UK”), Switzerland, the European Union ("EU") and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our plans and expectations to build significant technical operations and independent production capabilities for small molecule medicines and large molecule biologics to support the global demand for both commercial and clinical supply; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance of our medicines and drug candidates, if approved; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, key milestones, expenses, capital expenditures, capital requirements and share performance; and the future trading price of our ADSs, ordinary shares and RMB Shares, and impact of securities analysts’ reports on these prices. These statements involve risks and uncertainties, including those that are described in “Part II – Item 1A – Risk Factors” of this Quarterly Report, that may cause actual future events or results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, you are cautioned not to give undue weight to this information. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd., a Cayman Islands holding company with operations conducted by its subsidiaries, and its subsidiaries, on a consolidated basis.
Overview
We are a global biotechnology company that is discovering and developing innovative oncology treatments that are more accessible and affordable to cancer patients worldwide.

We currently have three approved medicines that were internally discovered and developed, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers; tislelizumab, an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. We have obtained approvals to market BRUKINSA in the United States, China, the EU, the UK, Canada, Australia and additional international markets, and tislelizumab and pamiparib in China. By leveraging our strong commercial capabilities, we have in-licensed the rights to distribute an additional 14 approved medicines for the China market. Supported by our global clinical development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (“Amgen”) and Novartis Pharma AG (“Novartis”) to develop and commercialize innovative medicines.
We are committed to advancing best and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. We have conducted more than 120 clinical trials in-house, with over 21,000 subjects enrolled in approximately 45 regions. This includes more than 35 pivotal or potentially registration-enabling trials across our portfolio, including our three internally discovered, approved medicines.
We have built, and are expanding, our internal manufacturing capabilities. The Company is building a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, in addition to our state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of our medicines. We also work with high quality global contract manufacturing organizations (“CMOs”) to manufacture our internally developed clinical and commercial products.
Since our inception in 2010, we have become a fully integrated global organization of over 10,000 employees worldwide, including the United States, China, Europe, and Australia.
Recent Developments
Recent Business Developments
On July 21, 2023, we announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency issued a positive opinion recommending approval for tislelizumab as monotherapy for the treatment of adult patients with unresectable, locally advanced or metastatic esophageal squamous cell carcinoma after prior platinum-based chemotherapy.

On July 12, 2023, we announced the U.S. Food and Drug Administration ("FDA") accepted for review our supplemental new drug application for BRUKINSA in combination with obinutuzumab for the treatment of adult patients with relapsed or refractory follicular lymphoma after at least two prior lines of therapy. BRUKINSA was previously granted Fast Track and Orphan designation for this indication. The FDA has assigned a target action date in the first quarter of 2024, under the Prescription Drug User Fee Act.
On July 10, 2023, we announced entering into an agreement with DualityBio for BeiGene to acquire an exclusive option for a global clinical and commercial license to an investigational, preclinical antibody drug conjugate therapy for patients with select solid tumors.
On July 10, 2023, we announced we regained full, global rights to develop, manufacture and commercialize investigational TIGIT inhibitor ociperlimab as a result of a mutual decision with Novartis to terminate the Option, Collaboration and License Agreement with Novartis pursuant to which BeiGene granted Novartis an exclusive time-based option to receive such rights in North America, Europe, and Japan.

On July 4, with Luye Pharma Group ("Luye"), we announced that Luye's 's innovative formulation, Goserelin Microspheres for Injection (Baituowei), was approved by China’s National Medical Products Administration on June 30, 2023, for the treatment of prostate cancer in patients who need to be treated with an androgen deprivation therapy. This product is the world’s first and only formulation of long-acting goserelin microspheres approved for launch, and the two companies have officially kicked off a strategic partnership for its commercialization.

On May 30, 2023, we announced that BRUKINSA was approved by Health Canada for the treatment of adult patients with chronic lymphocytic leukemia.
On May 6, 2023, we announced that the China National Medical Products Administration approved four applications for BRUKINSA, including two supplemental new drug applications for treatment-naïve adults with chronic lymphocytic leukemia or small lymphocytic lymphoma and Waldenström's macroglobulinemia, and two supplemental applications for conversions from conditional approval to regular approval.

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
In December 2021, we expanded our collaboration with Novartis by entering into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor ociperlimab in the Novartis Territory. In addition, we entered into an agreement with Novartis which granted us rights to market, promote and detail five approved Novartis oncology products, TAFINLAR® (dabrafenib), MEKINIST® (trametinib), VOTRIENT® (pazopanib), AFINITOR® (everolimus), and ZYKADIA® (ceritinib), across designated regions of China referred to as “broad markets.” There were three performance obligations identified at the outset of the arrangement: (1) a material right for the option to the exclusive product license, (2) the right to access ociperlimab in clinical trials during the option period provided to Novartis, combined with the initial transfer of BeiGene know-how, and (3) conducting ociperlimab R&D services. The market development activities are considered immaterial in the context of the agreements. Under this agreement, we received an upfront cash payment, which was allocated between the three performance obligations identified in the agreement based on the relative standalone selling prices of the performance obligations. The portion allocated to the material right was deferred and will be recognized at the earlier of when Novartis exercises the option and the license is delivered or the expiration or termination of the option. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and is being recognized over the expected option period. The portion of the transaction price allocated to the ociperlimab R&D services was deferred and is being recognized as collaboration revenue as the ociperlimab R&D services are performed over the expected option period.
The option exercise fee under the ociperlimab agreement is contingent upon Novartis exercising its right, and is considered fully constrained until the option is exercised or terminated. The potential milestone payments that we are eligible to receive under both of the Novartis collaborations were excluded from the initial transaction prices, as all milestone amounts are variable consideration and were fully constrained due to uncertainty of achievement. Performance-based milestones will be recognized when the milestone event is achieved or when the risk of revenue reversal is remote. Sales-based milestones and royalties will be recognized when the underlying sales occur.
In July 2023, we entered into a Mutual Termination and Release Agreement (the "Termination Agreement") to mutually terminate the ociperlimab option, collaboration and license agreement with Novartis, effective immediately. Pursuant to the Termination Agreement, we regained full, global rights to develop, manufacture and commercialize ociperlimab.

Expenses
Cost of Sales
Cost of sales includes the costs to manufacture our internally developed commercial products, as well as costs to purchase our internally developed products from commercial manufacturing organizations. Additionally, cost of sales included the cost of in-licensed products purchased for sale in the PRC. Costs to manufacture inventory in preparation for commercial launch of a product incurred prior to regulatory approval are expensed to research and development expense as incurred. Cost of sales for newly launched products will not be recorded until the initial pre-launch inventory is depleted and additional inventory is manufactured. To date, the Company's initial pre-launch inventory for its commercial products has been immaterial and has not had a significant impact on the Company's gross margin.
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
•Sonrotoclax (BGB-11417), an investigational small molecular inhibitor of Bcl-2;
•BGB-16673, an investigational Chimeric Degradation Activating Compound (CDAC), targeting BTK;
•pamiparib, a selective small molecule inhibitor of PARP1 and PARP2;
•BGB-15025, an investigational hematopoietic progenitor kinase 1 (HPK1) inhibitor;
•BGB-A445, an investigational non-ligand competing OX40 monoclonal antibody;
•Surzebiclimab (BGB-A425), an investigational humanized monoclonal antibody against TIM-3;

•BGB-10188, an investigational PI3Kδ inhibitor;
•Lifirafenib, an investigational small molecule inhibitor with RAF monomer and dimer inhibition activities;
•BGB-24714, an investigational second mitochondrial-derived activator of caspase (SMAC) mimetic;

•BGB-B167, an investigational carcinoembryonic antigen (CEA) and 4-1BB bispecific antibody (CEA x 4-1BB bispecific); and
•LBL-007, a novel investigational antibody targeting the LAG-3 pathway.
The Company stopped clinical development of BGB-23339, a potent, allosteric investigational tyrosine kinase 2 inhibitor, in systematic use due to change in the competitive landscape and prioritization of our internal R&D portfolio during the three months ended June 30, 2023.
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
A change in the outcome of any of these variables with respect to the development of our medicines and drug candidates could significantly change the costs, timing and viability associated with the commercialization or development of that medicine or drug candidate.
Research and development activities are central to our business model. We expect continued substantial investment in research and development for the foreseeable future as our discovery and development programs progress, as we continue to support the clinical trials of our medicines and drug candidates as treatments for various cancers and as we move our medicines and drug candidates into additional clinical trials, including potential pivotal trials. There are numerous factors associated with the successful commercialization of any of our medicines and drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development and commercial programs and plans.
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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022 [1]	$	%	2023	2022 [1]	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$553,745	$304,511	$249,234	81.8%	$964,036	$566,084	$397,952	70.3%
Collaboration revenue	41,516	37,061	4,455	12.0%	79,026	82,114	(3,088)	(3.8)%
Total revenues	595,261	341,572	253,689	74.3%	1,043,062	648,198	394,864	60.9%
Expenses
Cost of sales - product	95,990	71,173	24,817	34.9%	177,779	136,410	41,369	30.3%
Research and development	422,764	378,207	44,557	11.8%	831,348	768,122	63,226	8.2%
Selling, general and administrative	395,034	331,403	63,631	19.2%	723,533	625,976	97,557	15.6%
Amortization of intangible assets	188	188	—	—%	375	376	(1)	(0.3)%
Total expenses	913,976	780,971	133,005	17.0%	1,733,035	1,530,884	202,151	13.2%
Loss from operations	(318,715)	(439,399)	120,684	(27.5)%	(689,973)	(882,686)	192,713	(21.8)%
Interest income, net	15,070	11,431	3,639	31.8%	31,086	21,502	9,584	44.6%
Other expense, net	(63,818)	(129,617)	65,799	(50.8)%	(45,515)	(117,650)	72,135	(61.3)%
Loss before income taxes	(367,463)	(557,585)	190,122	(34.1)%	(704,402)	(978,834)	274,432	(28.0)%
Income tax expense	13,674	8,141	5,533	68.0%	25,166	22,090	3,076	13.9%
Net loss	$(381,137)	$(565,726)	$184,589	(32.6)%	$(729,568)	$(1,000,924)	$271,356	(27.1)%
1 We revised certain prior period financial statements for an error related to the valuation of net deferred tax assets, the impact of which was immaterial to our previously filed financial statements in the second quarter of 2022 (see “Notes to the Condensed Consolidated Financial Statements, Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies” and “Note 2. Revision of Prior Period Financial Statements” included in this Quarterly Report on Form 10-Q).
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue
Total revenue increased to $595.3 million for the three months ended June 30, 2023, from $341.6 million for the three months ended June 30, 2022, primarily due to an increase in sales of BRUKINSA and tislelizumab, as well as increased sales of our in-licensed products from Amgen, and additional collaboration revenue from our agreements with Novartis.
The following table summarizes the components of revenue for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended
	June 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
Product revenue	$553,745	$304,511	$249,234	81.8%
Collaboration revenue:
Research and development service revenue	13,563	10,813	2,750	25.4%
Right to access intellectual property revenue	26,248	26,248	—	—%
Other	1,705	—	1,705	NM
Total collaboration revenue	41,516	37,061	4,455	12.0%
Total Revenue	$595,261	$341,572	$253,689	74.3%

Net product revenues consisted of the following:

	Three Months Ended
	June 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
BRUKINSA®	$308,276	$128,747	$179,529	139.4%
Tislelizumab	149,464	104,879	44,585	42.5%
REVLIMID®	21,847	19,916	1,931	9.7%
XGEVA®	23,968	15,509	8,459	54.5%
POBEVCY®	13,438	12,983	455	3.5%
BLINCYTO®	14,578	9,530	5,048	53.0%
KYPROLIS®	11,052	4,092	6,960	170.1%
VIDAZA®	3,930	3,434	496	14.4%
Pamiparib	1,919	2,022	(103)	(5.1)%
Other	5,273	3,399	1,874	55.1%
Total product revenue	$553,745	$304,511	$249,234	81.8%
Net product revenue increased 81.8% to $553.7 million for the three months ended June 30, 2023, compared to $304.5 million in the prior-year period, primarily due to continued increases in sales of BRUKINSA in the United States and China and tislelizumab in China. In addition, product revenues in the second quarter of 2023 were positively impacted by sales of in-licensed products from Amgen in China. During the quarter ended June 30, 2023, we continued to see increased patient demand in China for tislelizumab and BRUKINSA due to broader reimbursement and increase in market share, and this demand more than offset the effect of the related price reductions.
Global sales of BRUKINSA totaled $308.3 million in the second quarter, representing a 139.4% increase compared to the prior-year period; U.S. sales of BRUKINSA totaled $223.5 million in the second quarter, compared to $88.4 million in the prior-year period, representing growth of 152.9%. U.S. sales continued to accelerate in the first full quarter after the approval and launch of BRUKINSA for adult patients with chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL). BRUKINSA sales in China totaled $48.5 million, representing growth of 32.2% over the prior-year period, driven by increases in all approved indications. BRUKINSA rest of world sales totaled $36.3 million in the second quarter, representing growth of 880.0% compared to the prior-year period, primarily driven by a significant increase in all approved indications, including chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL) in Europe.
Sales of tislelizumab in China totaled $149.5 million in the second quarter, compared to $104.9 million in the prior-year period, representing a 42.5% increase. In the second quarter, new patient demand from broader reimbursement and hospital listings continued to drive increased market penetration and market share for tislelizumab. We believe that our strategy of expanding our salesforce and hospital listings and continuing to seek expanded labels in broad indications will allow us to increase our market share.
Collaboration revenue totaled $41.5 million for the three months ended June 30, 2023, of which $13.6 million was recognized from deferred revenue for R&D services performed during the three months ended June 30, 2023 under both the tislelizumab and ociperlimab collaborations, $26.2 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period and $1.7 million was recognized primarily related to the sale of tislelizumab and ociperlimab clinical supply to Novartis and revenue generated under the broad markets marketing and promotion agreement. Collaboration revenue totaled $37.1 million for the three months ended June 30, 2022, of which $10.8 million was recognized from deferred revenue for R&D services performed during the three months ended June 30, 2022 under both the tislelizumab and ociperlimab collaborations and $26.2 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period (see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
Cost of Sales
Cost of sales increased to $96.0 million for the three months ended June 30, 2023 from $71.2 million for the three months ended June 30, 2022, primarily due to increased product sales of BRUKINSA and tislelizumab, as well as sales of in-licensed products from Amgen in China.

Gross Margin
Gross margin on global product sales increased to $457.8 million for the three months ended June 30, 2023, compared to $233.3 million in the prior-year period, primarily due to increased product sales in the current year period. Gross margin as a percentage of product sales increased to 82.7% for the three months ended June 30, 2023, from 76.6% in the comparable period of the prior year. The increase is primarily due to proportionally higher sales mix of global BRUKINSA compared to lower margin sales of in-licensed products, as well as lower costs per unit for both BRUKINSA and tislelizumab in China.
Research and Development Expense
Research and development expense increased by $44.6 million, or 11.8%, to $422.8 million for the three months ended June 30, 2023 from $378.2 million for the three months ended June 30, 2022. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended
	June 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$129,623	$106,111	$23,512	22.2%
Amgen co-development expense[1]	5,457	24,393	(18,936)	(77.6)%
Total external research and development expenses	135,080	130,504	4,576	3.5%
Internal research and development expenses	287,684	247,703	39,981	16.1%
Total research and development expenses	$422,764	$378,207	$44,557	11.8%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended June 30, 2023 totaled $10.8 million, of which $5.5 million was recorded as R&D expense. The remaining $5.3 million was recorded as a reduction of the R&D cost share liability.
The increase in external research and development expenses in the second quarter was primarily attributable to increases in external clinical trial costs for BRUKINSA and sonrotoclax (BGB-11417) and preclinical trial costs for certain assets in our portfolio, partially offset by a decrease in Amgen co-development expense and lower external clinical trial costs for tislelizumab.
Internal research and development expense increased $40.0 million, or 16.1%, to $287.7 million, and was primarily attributable to the expansion of our global discovery and development organization, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$22.8 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$15.0 million increase in facilities, depreciation, office expense, rental fees, and other expenses, which was partially offset by a $14.1 million decrease in clinical inventory in the period for tislelizumab;

•$8.8 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed;
•$4.6 million increase of travel and meeting expenses, which was mainly due to travel normalizing and key conferences in connection with the advancement of our drug candidates; and
•$2.9 million increase of consulting fees, which was mainly attributable to activities in the United States and Europe.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $63.6 million, or 19.2%, to $395.0 million for the three months ended June 30, 2023, from $331.4 million for the three months ended June 30, 2022. The increase was primarily attributable to the following:
•$40.1 million increase of external commercial-related expenses, including grants and sponsorships, meetings, conferences and seminars, marketing and promotional activities, and market access studies and analytics, related to commercial expansion in the United States and Europe driven by the launch of BRUKINSA in CLL;
•$18.8 million increase of employee salary and benefits, primarily attributable to hiring more commercial and medical affairs personnel to support our commercial expansion activities;
•$13.2 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed; and
•$8.5 million decrease of professional fees, consulting and other administrative expenses, primarily attributable to increased legal fees related to increased arbitration activities for the three months ended June 30, 2022.
Interest Income, Net
Interest income, net increased by $3.6 million, or 31.8%, to $15.1 million of net interest income for the three months ended June 30, 2023, from $11.4 million of net interest income for three months ended June 30, 2022. The increase in interest income, net, was primarily attributable to increased interest income resulting from higher interest rates on our cash and short-term investment balances.
Other Expense, Net
Other expense, net was $63.8 million for the three months ended June 30, 2023, primarily due to foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB in the period and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries, partially offset by government subsidy income. The decrease in other expense, net, was primarily due to reduced RMB-denominated cash held by U.S. functional currency entities compared to the prior year period.

For the three months ended June 30, 2022, other expense, net, was $129.6 million, which was primarily due to foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB in the period and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries, partially offset by unrealized losses on our equity investments.
Income Tax Expense
Income tax expense was $13.7 million for the three months ended June 30, 2023 as compared to $8.1 million for the three months ended June 30, 2022. The income tax expense for the three months ended June 30, 2023 and 2022 was primarily attributable to current China tax expense due to certain non-deductible expenses and current U.S. tax expense determined after other special tax deductions and research and development tax credits.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue
Total revenue increased to $1,043.1 million, or 60.9%, for the six months ended June 30, 2023, from $648.2 million for the six months ended June 30, 2022, primarily due to increased sales of our internally developed products, BRUKINSA and tislelizumab, as well as increased sales of in-licensed products, most notably from the Amgen products.

The following table summarizes the components of revenue for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended
	June 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
Product revenue	$964,036	$566,084	$397,952	70.3%
Collaboration revenue:
Research and development service revenue	20,380	24,240	(3,860)	(15.9)%
Right to access intellectual property revenue	52,497	52,497	—	—%
Other	6,149	5,377	772	14.4%
Total collaboration revenue	79,026	82,114	(3,088)	(3.8)%
Total Revenue	$1,043,062	$648,198	$394,864	60.9%

Net product revenues consisted of the following:

	Six Months Ended
	June 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
BRUKINSA®	519,658	233,072	$286,586	123.0%
Tislelizumab	264,314	192,522	71,792	37.3%
REVLIMID®	45,005	41,576	3,429	8.2%
XGEVA®	44,165	29,008	15,157	52.3%
POBEVCY®	27,764	19,798	7,966	40.2%
BLINCYTO®	25,524	21,396	4,128	19.3%
KYPROLIS®	15,995	8,405	7,590	90.3%
VIDAZA®	7,119	8,946	(1,827)	(20.4)%
Pamiparib	3,725	4,577	(852)	(18.6)%
Other	10,767	6,784	3,983	58.7%
Total product revenue	$964,036	$566,084	$397,952	70.3%
Net product revenue increased 70.3% to $964.0 million for the six months ended June 30, 2023, compared to $566.1 million in the prior year period, primarily due to increased sales of BRUKINSA in the United States and China and increased sales of tislelizumab in China. In addition, there were increased sales of our in-licensed products from Amgen.
Global sales of BRUKINSA totaled $519.7 million in the six months ended June 30, 2023, representing a 123.0% increase compared to the prior year period; U.S. sales of BRUKINSA totaled $362.3 million in the six months ended June 30, 2023, compared to $156.3 million in the prior year period, representing growth of 131.8%. U.S. sales continued to accelerate in the period, driven by the approval and launch of BRUKINSA for adult patients with chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL). BRUKINSA sales in China totaled $96.5 million in the six months ended June 30, 2023, representing growth of 37.6% compared to the prior year period, driven by an increase in all approved indications. BRUKINSA rest of world sales totaled $60.8 million in the six months ended June 30, 2023, representing growth of 814.4% compared to the prior-year period, driven by a significant increase in all approved indications, including CLL and SLL in Europe.
Sales of tislelizumab in China totaled $264.3 million in the six months ended June 30, 2023, compared to $192.5 million representing a 37.3% increase compared to the prior year period. In the six months ended June 30, 2023, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab.
Collaboration revenue totaled $79.0 million for the six months ended June 30, 2023, of which $20.4 million was recognized from deferred revenue for R&D services performed during the six months ended June 30, 2023 under both the tislelizumab and ociperlimab collaborations, $52.5 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period, and $6.1 million was recognized primarily related to the sale of tislelizumab clinical supply to Novartis and revenue generated under the broad markets marketing and promotion agreement. Collaboration revenue totaled $82.1 million for the six months ended June 30, 2022, of which $24.2 million was recognized from deferred revenue for R&D services performed during the six months ended June 30, 2022, $52.5 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period, and $5.4 million was recognized related to the sale of tislelizumab clinical supply to Novartis (see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
Cost of Sales
Cost of sales increased to $177.8 million for the six months ended June 30, 2023 from $136.4 million for the six months ended June 30, 2022, primarily due to increased product sales of BRUKINSA and tislelizumab as well as sales of in-licensed products from Amgen in China.
Gross Margin
Gross margin on product sales increased to $786.3 million for the six months ended June 30, 2023, compared to $429.7 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 81.6% for the six months ended June 30, 2023, from 75.9% in the comparable period of the prior year. The increase is primarily due to a proportionally higher sales mix of global BRUKINSA compared to lower margin sales of in-licensed products and lower per unit costs for BRUKINSA and tislelizumab, partially offset by the impact of lower selling prices in China from the listing of tislelizumab and BRUKINSA on the updated NRDL.
Research and Development Expense
Research and development expense increased by $63.2 million, or 8.2%, to $831.3 million for the six months ended June 30, 2023 from $768.1 million for the six months ended June 30, 2022. The following table summarizes external clinical, external non-clinical and internal research and development expense for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended
	June 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$258,219	$232,009	$26,210	11.3%
Amgen co-development expense[1]	23,274	46,789	(23,515)	(50.3)%
Total external research and development expenses	281,493	278,798	2,695	1.0%
Internal research and development expenses	549,855	489,324	60,531	12.4%
Total research and development expenses	$831,348	$768,122	$63,226	8.2%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the six months ended June 30, 2023 totaled $45.9 million, of which $23.3 million was recorded as R&D expense. The remaining $22.7 million was recorded as a reduction of the R&D cost share liability.
The increase in external research and development expenses in the six months ended June 30, 2023 was primarily attributable to increases in external clinical trial costs for BRUKINSA and sonrotoclax (BGB-11417) and preclinical trial costs for certain assets in our portfolio, partially offset by a decrease in Amgen co-development expense and lower external clinical trial costs for tislelizumab.

Internal research and development expense increased $60.5 million, or 12.4%, to $549.9 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$39.5 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$12.0 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population;

•$11.0 million increase of facilities, depreciation, office expense, rental fees, lab consumables and other expenses to support the growth of our organization, partially offset by a $7.0 million decrease in clinical inventory; and
•$5.0 million increase in meetings, seminars and travel expenses mainly attributable to increased meetings and conferences travel normalizing.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $97.6 million, or 15.6%, to $723.5 million, for the six months ended June 30, 2023, from $626.0 million for the six months ended June 30, 2022. The increase was primarily attributable to the following:
•$68.2 million increase in external commercial-related expenses, including market research, sales and marketing, consulting and conference related expenses, related to the growth of our global commercial organization, including commercial expansion of BRUKINSA in CLL in the United States and Europe, as we continue to build our worldwide footprint and capabilities;
•$18.9 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in the United States, Europe, Canada, China and emerging markets, and the hiring of personnel to support our growing business;
•$19.9 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population;
•$9.4 million decrease in general and administrative and other expenses primarily attributable to increased legal fees related to increased arbitration activities for the prior six months period ended June 30, 2022.
Interest Income (Expense), Net
Interest income (expense), net increased by $9.6 million, or 44.6%, to $31.1 million of net interest income for the six months ended June 30, 2023, from $21.5 million of net interest expense for six months ended June 30, 2022. The increase in interest income was primarily attributable to higher interest rates earned on our cash, cash equivalents and short-term investments.
Other Expense, Net
Other expense, net decreased to $45.5 million of net other expense for the six months ended June 30, 2023, from $117.7 million for the six months ended June 30, 2022. The decrease in expense was primarily related to foreign exchanges losses resulting from the strengthening of the U.S. dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. functional currency subsidiaries being greater in the prior-year period. Also contributing to the decrease in expense was decrease in the unrealized loss on our equity investment in Leap Therapeutics.
Income Tax Expense
Income tax expense increased to $25.2 million for the six months ended June 30, 2023, from $22.1 million for the six months ended June 30, 2022. The income tax expense for the six months ended June 30, 2023 and June 30, 2022 was primarily attributable to current China tax expense due to certain non-deductible expenses and current U.S. tax expense determined after other special deductions and research and development tax credits.

Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of June 30, 2023 and December 31, 2022:

	As of
	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$3,421,574	$3,875,037
Short-term investments	$105,693	$665,251
Total debt	$628,478	$538,117
With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses to support the commercialization of our products and our global operations. We recognized net losses of $381.1 million and $729.6 million for the three and six months ended June 30, 2023, respectively, and net losses of $565.7 million and $1.0 billion for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $7.8 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
In January 2021, we entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan. Under the agreement, we received an upfront cash payment of $650 million from Novartis. In December 2021, we expanded our collaboration with Novartis by entering into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor ociperlimab in the Novartis Territory. In addition, we and Novartis entered into an agreement granting us rights to market, promote and detail five approved Novartis oncology products, in certain areas of China, referred to as the "broad markets". Under the terms of the agreement, we received an upfront cash payment of $300 million in January 2022. The ociperlimab option, collaboration and license agreement was terminated in July 2023.
The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$3,875,037	$4,382,887
Net cash used in operating activities	(857,665)	(616,522)
Net cash provided by investing activities	308,863	869,103
Net cash provided by (used in) financing activities	146,212	(28,847)
Net effect of foreign exchange rate changes	(50,873)	(71,212)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(453,463)	152,522
Cash, cash equivalents and restricted cash at end of period	$3,421,574	$4,535,409
Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $857.7 million of cash in the six months ended June 30, 2023, principally from our net loss of $729.6 million and an increase in our net operating assets and liabilities of $329.4 million, partially offset by non-cash charges of $201.3 million.

The increase in net operating assets and liabilities was primarily driven by increased working capital associated with our growth in product sales. The non-cash charges were primarily the result of share-based compensation expense, depreciation and amortization expense, offset by amortization of the research and development cost share liability. Net loss for the three months ended June 30, 2023 includes $63.8 million of other losses due primarily to the strengthening of the U.S. dollar and the related revaluation of RMB-denominated deposits held by U.S. functional currency subsidiaries.

Operating activities used $616.5 million of cash in the six months ended June 30, 2022, which resulted principally from our net loss of $1.0 billion, partially offset by a decrease in our net operating assets and liabilities of $220.6 million and by non-cash charges of $163.8 million. Net loss for the three months ended June 30, 2022 includes $129.6 million of other losses due primarily to the strengthening of the U.S. dollar and the related revaluation of RMB-denominated deposits held by U.S. functional currency subsidiaries.
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
Investing activities provided $308.9 million of cash in the six months ended June 30, 2023, consisting of sales and maturities of investment securities of $567.5 million, partially offset by capital expenditures of $247.1 million, and $11.6 million in purchases of investment securities.
Investing activities provided $869.1 million of cash in the six months ended June 30, 2022, consisting of sales and maturities of investment securities of $1,051.0 million, offset by $11.5 million in purchases of investment securities, capital expenditures of $95.4 million, and $75.0 million of acquired in-process research and development.
Financing Activities
Cash flows from financing activities consist primarily of sale of ordinary shares, RMB Shares and ADSs through equity offerings, issuance and repayment of short-term and long-term debt, and proceeds from the sale of ordinary shares and ADSs through employee equity compensation plans.
Financing activities provided $146.2 million of cash in the six months ended June 30, 2023, consisting primarily of $15.8 million of net proceeds from long-term bank loans, $161.8 million of proceeds from short-term bank loans and $35.2 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, which were partially offset by $66.6 million in repayments of short-term bank loans.
Financing activities used $28.8 million of cash in the six months ended June 30, 2022, consisting primarily of $115.4 million repayment of short-term bank loans, which were partially offset by $67.6 million of proceeds from short-term bank loans and $19.0 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. We hold a significant amount of RMB-denominated deposits at our China subsidiaries. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances as they are translated into U.S. dollars. The impact of foreign currency deposits being translated into the U.S. dollar negatively impacted ending cash by $50.9 million in the six months ended June 30, 2023, compared to a negative impact of $71.2 million in the prior-year period.
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
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of June 30, 2023:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$53,220	$13,074	$40,146
Purchase commitments	104,115	63,820	40,295
Debt obligations	628,478	421,052	207,426
Interest on debt	46,169	17,246	28,923
Co-development funding commitment	549,765	126,688	423,077
Funding commitment	10,557	2,625	7,932
Research and development commitment	17,990	5,959	12,031
Pension plan	7,986	2,627	5,359
Capital commitments	381,187	381,187	—
Total	$1,799,467	$1,034,278	$765,189
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
Purchase Commitments
As of June 30, 2023, purchase commitments amounted to $104.1 million, of which $40.3 million related to minimum purchase requirements for supply purchased from contract manufacturers and $63.8 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.

Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $421.1 million. Total long-term debt obligations are $207.4 million. See Note 11 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
    Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of June 30, 2023, our remaining co-development funding commitment was $549.8 million.
Funding Commitment
Funding commitment represents our committed capital related to two equity method investments. As of June 30, 2023, our remaining capital commitment was $10.6 million and is expected to be paid from time to time over the investment period.
Research and Development Commitment
We entered into a long-term research and development agreement in June 2021, which includes obligations to make fixed quarterly payments over the next four years. As of June 30, 2023, the total research and development commitment amounted to $18.0 million.
Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding obligations under the defined benefit pension plan are equivalent to $2.6 million per year based on annual funding contributions in effect as of June 30, 2023 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $381.2 million for the acquisition of property, plant and equipment as of June 30, 2023, which were mainly for our manufacturing and clinical R&D campus in Hopewell, NJ, and additional capacity at the Guangzhou and Suzhou manufacturing facilities.
Other Business Agreements
We are making a significant investment in our future manufacturing and clinical R&D center in the United States, a 42-acre site that is being constructed in Hopewell, NJ. We purchased this site for $75.2 million, announced its groundbreaking on April 29, 2022 and have $314.7 million of construction in process related to the project. We expect continued significant capital expenditures as we build out the Hopewell facility over the next several years.
We also enter into agreements with contract research organizations to some extent to provide research and development services. These contracts are generally cancellable at any time by us with prior written notice.
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
Legal Proceedings
In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to patent legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred.
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
There have been no material changes to our critical accounting policies as of and for the three and six months ended June 30, 2023, as compared to those described in the section titled “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
For new accounting policies adopted during the three and six months ended June 30, 2023 , see “Part I – Item 1 – Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $3.4 billion and $3.9 billion, restricted cash of $11.2 million and $5.5 million, and short-term investments of $0.1 billion and $0.7 billion as of June 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalent are deposited with various major reputable financial institutions located within or outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. On June 30, 2023, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point increase or decrease in market interest rates would result in a decrease of $0.4 million or an increase of $0.4 million, respectively, as of June 30, 2023.
We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
We had accounts receivable, net of $299.3 million and $173.2 million as of June 30, 2023 and December 31, 2022, respectively. Accounts receivable, net represent amounts arising from product sales and amounts due from our collaboration partners. We monitor economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 4.9% in the six months ended June 30, 2023 and depreciated approximately 8.2% in the year ended December 31, 2022, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2023, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may become involved in legal proceedings or be subject to claims of a nature considered ordinary course in our business, including the intellectual property litigation described herein. Most of the issues raised by such claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these legal proceedings, see “Part II – Item 1A – Risk Factors” of this Quarterly Report, including the discussion under the headings entitled “Risks Related to Our Intellectual Property.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ABRAXANE®

On June 26, 2020, following the suspension and recall of ABRAXANE® in China supplied to us by Celgene Logistics Sàrl, a Bristol-Myers Squibb Company (referred to elsewhere in this report as BMS, but for this paragraph only, “BMS-Celgene”), we initiated an arbitration proceeding at the International Chamber of Commerce against BMS-Celgene (the "Arbitration") asserting that it had breached and continued to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and BMS-Celgene in July 2017 (the "LSA") and the Amended and Restated Quality Agreement (the "QA" and collectively with the LSA, the “BMS-Celgene License”). Under the BMS-Celgene License, we alleged that BMS-Celgene was obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE to us. In the Arbitration, we sought (i) a declaration that BMS-Celgene was and continued to be in breach of the BMS-Celgene License, (ii) a declaration that BMS-Celgene acted with gross negligence and/or willful misconduct, (iii) an award of damages, and (iv) such other relief as the arbitrators deemed appropriate. BMS-Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $30 million in costs that it contends it incurred as part of the ABRAXANE recall. In October 2021, BMS-Celgene delivered a notice to us purporting to terminate the BMS-Celgene License with respect to ABRAXANE® and providing 180-days' notice that it was withdrawing ABRAXANE from the range of products for sale or distribution in China pursuant to Section 2.6 of the BMS-Celgene License. Thereafter, we amended our claims to add a claim for wrongful termination of the BMS-Celgene License with respect to ABRAXANE. A hearing was held in the Arbitration in June 2022.
Prior to a decision being issued in the Arbitration, on August 1, 2023, we entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with BMS-Celgene and certain of its affiliates relating to the termination of the parties’ ongoing contractual relationship, the Arbitration, the LSA, the QA, and the Share Subscription Agreement (the “SSA”), entered into by the parties in 2017 and 2018. Pursuant to the Settlement Agreement, the parties agreed to mutually dismiss the Arbitration and BMS-Celgene and its affiliates agreed to transfer 23,273,108 of our ordinary shares originally purchased in 2017, in each case subject to and in accordance with the terms and conditions of the Settlement Agreement. We have no payment obligation in exchange for the transferred shares pursuant to the Settlement Agreement. Furthermore, the parties agreed to terminate the LSA and QA on December 31, 2023, subject to our right to continue selling all inventory of Revlimid and Vidaza until sold out or December 31, 2024, whichever is earlier. The Settlement Agreement provides for a settlement and release by each party of claims arising from or relating to the Arbitration, the LSA, the QA and the SSA, as well as other disputes and potential disputes between the parties, in each case subject to and in accordance with the terms and conditions of the Agreement.

BRUKINSA®

On June 13, 2023, Pharmacyclics LLC (“Pharmacyclics”) filed a complaint in the U.S. District Court for the District of Delaware against the Company and its subsidiary, BeiGene USA, Inc., alleging that BRUKINSA infringes a Pharmacyclics’ patent issued on June 13, 2023. Pharmacyclics seeks a declaration of infringement, unspecified monetary damages and other relief. This litigation is ongoing and no trial date has been scheduled at this time. The Company intends to vigorously defend against the claims.
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
Summary of Risk Factors
Below is a summary of the material factors that make an investment in our American Depositary Shares (“ADSs”) listed on Nasdaq, our ordinary shares listed on The Stock Exchange of Hong Kong Limited, and our ordinary shares issued to permitted investors in China and listed and traded on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi (“RMB Shares”) speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are set forth herein and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission (“SEC”), before making an investment decision regarding our ADSs, ordinary shares or RMB Shares.
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
•Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments, and the significant oversight and discretion the PRC government has over the conduct of the business operations of our PRC subsidiaries may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.
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
We became a commercial-stage company in 2017, when we entered into a license and supply agreement with Celgene Logistics Sàrl, now a Bristol-Myers Squibb Company (“BMS”), to commercialize three of BMS’s approved cancer therapies, in the People's Republic of China (“PRC” or “China”). In October 2019, we entered into a collaboration with Amgen for its commercial-stage oncology products and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. We received the first approvals for our internally developed drug candidates in late 2019 in the United States, in 2020 in China, and in 2021 in Europe. Given this, we have limited experience in commercializing our internally developed and in-licensed medicines, including building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, and managing distributors and a sales force for our medicines. As a result, our ability to successfully commercialize our medicines may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in launching medicines.
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
*If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate levels of reimbursement, our commercial success and business operations could be adversely affected.
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
Coverage may be more limited than the purposes for which the medicine is approved by the United States Food and Drug Administration (“FDA”) or comparable regulatory authorities in other countries. Even if we obtain coverage for a given medicine, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our medicines. Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the medicine. Because some of our medicines and drug candidates have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
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
In China, drug prices are typically lower than in the United States and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (the “NRDL”), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. There can be no assurance that our medicines and any approved drug candidates will be included in the NRDL or provincial reimbursements lists, or if they are, that they will be included at a price that allows us to be commercially successful. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the Chinese government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA, tislelizumab, pamiparib, XGEVA and KYPROLIS have been included in the NRDL. While the demand for these medicines has generally increased after inclusion in the NRDL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations. We prepare for the NRDL negotiations in China for our eligible medicines/indications annually. If any of these medicines/indications are not included in the NRDL or included at a significantly lower price, the revenues for such medicines could be limited, which could have a material adverse effect on our business, financial condition and results of operations.
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
•business interruptions resulting from geo-political actions, including trade disputes, war and terrorism, public health crises, such as the COVID-19 pandemic, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and
•international military conflicts and related sanctions.
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
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards (“IRBs”), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; our inability to reach agreements on acceptable terms with CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly; manufacturing issues, including problems with manufacturing, supply quality, compliance with good manufacturing practice ("GMP"), or obtaining sufficient quantities of a drug candidate for use in a clinical trial or for commercialization; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or not rely on the results of clinical research for various reasons, including noncompliance with regulatory requirements; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our medicines and drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates or commercialization of our medicines may be insufficient or inadequate.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We have and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including the size and nature of the patient population and the patient eligibility criteria defined in the protocol, competition from competing companies, and natural disasters or public health epidemics.
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
All jurisdictions in which we conduct or intend to conduct our pharmaceutical-industry activities regulate these activities in great depth and detail. We are currently focusing our activities in the major markets of the United States, China, Europe, and other select countries and regions. These geopolitical areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes-some minor, some significant-that make for a more complex and costly regulatory compliance burden for a company like ours that plans to operate in each of these regions. Additionally, the China National Medical Products Administration’s (“NMPA”) reform of the medicine and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our medicines and drug candidates in a timely manner.
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
Regulatory authorities outside of the United States, such as the NMPA and European Medicines Agency (“EMA”), also have requirements for approval of medicines for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements, approval processes and review periods can vary from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Seeking regulatory approvals outside of the United States could require additional nonclinical studies or clinical trials, which could be costly and time consuming. For all of these reasons, we may not obtain regulatory approvals on a timely basis, if at all.
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
•a delay in or the inability of health authorities to complete regulatory inspections of our development activities, regulatory filings or manufacturing operations, whether as a result of a global pandemic or other reasons, or our failure to satisfactorily complete such inspections;

•our failure to conduct a clinical trial in accordance with regulatory requirements or our clinical trial protocols; and
•clinical sites, investigators or other participants in our clinical trials deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial.
For example, in June 2022, the FDA extended the Prescription Drug User Fee Act goal date for the supplemental new drug application (“sNDA”) for BRUKINSA as a treatment for adult patients with chronic lymphocytic leukemia or small lymphocytic lymphoma by three months to January 2023, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. Additionally, in July 2022, the FDA deferred action on the BLA for tislelizumab as a second-line treatment for patients with unresectable or metastatic ESCC. In the FDA's general advice letter communicating the deferral of action, the FDA cited only the inability to complete inspections due to COVID-19 related restrictions on travel as the reason for the deferral. As of the date hereof, the FDA has not provided a new anticipated action date.
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
Our development activities, regulatory filings and manufacturing operations also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or governments and regulatory authorities in other jurisdictions. If the FDA or other health authorities are delayed or unable to complete required regulatory inspections of our development activities, regulatory filings or manufacturing operations due to government shutdown, public health crises, or other reasons, or we do not satisfactorily complete such inspections, our business could be materially harmed.

We are currently conducting and may in the future conduct clinical trials for our drug candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We are currently conducting and may in the future conduct clinical trials for our drug candidates outside the U.S., including in China. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in drug candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
The regulatory approvals for our medicines and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the medicine’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the medicine or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a Risk Evaluation Mitigation Strategy (“REMS”) program or comparable program as a condition of approval of our drug candidates or following approval. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and GCP for any clinical trials that we conduct post-approval.
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
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the accelerated approval of BRUKINSA in the United States and China and certain approvals of tislelizumab, pamiparib, XGEVA, BLINCYTO, KYPROLIS and QARZIBA in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) granted the FDA the authority to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to granting accelerated approval or within a specified time period after the date accelerated approval is granted. FDORA also gave the FDA increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner or such studies fail to verify clinical benefit. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval. For example, the FDA generally requires that all advertising and promotional materials be submitted to the FDA for review prior to dissemination or publication for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.
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
In China, the government launched a national program for volume-based, centralized drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. Under the program, one of the key determining factors for a successful bid is the price. The Chinese government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in January 2020, ABRAXANE and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE under the government contract that would have been significantly lower than the price that we had been charging. On March 25, 2020, the NHSA removed ABRAXANE from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE, which has adversely impacted our business and results of operations. In August 2020, VIDAZA® and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA, which has resulted in the drug being restricted from use in public hospitals, which account for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations.

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
For example, the Inflation Reduction Act of 2022 (“IRA”) contains several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception, except in the third quarter of 2017 and the first quarter of 2021, when we were profitable due to revenue recognized from up-front license fees from collaboration agreements. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $7.8 billion and $7.1 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.5 billion, $1.3 billion and $1.3 billion of net cash during the years ended December 31, 2022, 2021 and 2020, respectively, and used $857.7 million and $616.5 million of net cash during the six months ended June 30, 2023 and 2022, respectively. We recorded negative net cash flows from operating activities in 2022, 2021 and 2020 primarily due to our net losses of $2.0 billion, $1.5 billion and $1.6 billion, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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
*Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, our distributors and customers or by actual events or concerns involving the liquidity, default, or non-performance of financial institutions, including the U.S. government, and an impairment in the carrying value of our short-term investments could negatively affect our consolidated results of operations.
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
Furthermore, actual events involving reduced liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any such events, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations, Silicon Valley Bank, Santa Clara, California (“SVB”), was closed by the California Department of Financial Protection and Innovation, and Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and, in each case the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. These events lead to volatility and declines in the market for bank stock and questions regarding confidence in depository institutions. At the time of closure, we maintained limited cash deposits at SVB. While the FDIC has since stated that all depositors of SVB will be made whole and we have received access to our funds held at SVB, there is no guarantee that the federal government would similarly guarantee depositors in the event of a future bank closure. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could adversely impact our ability to meet our operating expenses or result in breaches of our financial or contractual obligations which could have material adverse impact on our liquidity and our projected business operations, financial condition and results of operations.

As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At June 30, 2023, we had approximately $847.8 million invested in government money market funds and $105.7 million invested directly in U.S. Treasury securities or U.S. government agency securities issued or guaranteed by government-sponsored entities. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.

The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $3.4 billion, $3.9 billion and $4.4 billion, restricted cash of $11.2 million, $5.5 million and $7.2 million and short-term investments of $0.1 billion, $665.3 million and $2.2 billion as of June 30, 2023, December 31, 2022 and 2021, respectively, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of June 30, 2023 and December 31, 2022, our short-term investments consisted of U.S. Treasury securities. Although we continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
Our commercial success depends in part on our avoiding infringement of the valid patents and other intellectual property rights of third parties. We bear the risk that our products may be found to infringe patents owned or licensed by third parties, including research-based and generic pharmaceutical companies and individuals. We are aware of numerous issued patents and pending patent applications belonging to third parties that exist in fields of our medicines and drug candidates. There may also be third-party patents or patent applications of which we are currently unaware, and given the dynamic area in which we operate, additional patents are likely to be issued that relate to aspects of our business. There is a substantial amount of litigation and other claims and proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our medicines and drug candidates may give rise to claims of infringement of the patent rights of others.
Third parties may assert that we are using technology in violation of their patent or other proprietary rights. For example, on June 13, 2023, Pharmacyclics LLC (“Pharmacyclics”) filed a complaint in the U.S. District Court for the District of Delaware against us and one of our subsidiaries, alleging that BRUKINSA infringes a Pharmacyclics’ patent issued on June 13, 2023. For additional information on this litigation, please see the section of this Quarterly Report titled “Legal Proceedings”.

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
In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA, BLINCYTO and KYPROLIS and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG (“Novartis”), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in North America, Japan, the EU, and six other European countries. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan, but that agreement was terminated in July 2023, pursuant to a mutual termination and release agreement, whereby we regained full, global rights to develop, manufacture and commercialize ociperlimab.

Our strategic collaborations with Amgen, Novartis and BMS involve numerous risks. We cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaborations. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the license agreement in 2017, was terminated in June 2019 in advance of the acquisition of Celgene by BMS, and we received a termination notice in October 2021 to terminate our license agreement for ABRAXANE in China. Similarly, we recently mutually terminated our agreement with Novartis regarding rights to develop, manufacture and commercialize ociperlimab.
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
*We may rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our medicines and drug candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely to some extent upon third-party CROs to monitor and manage data and provide other services for our ongoing preclinical and clinical programs. We may rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs for our clinical programs and our clinical investigators are required to comply with GCPs, which are regulations and guidelines enforced by regulatory authorities for all of our drug candidates in clinical development. If we or any of our CROs or clinical investigators fail to comply with applicable GCPs and other regulatory requirements, the clinical data generated in our clinical trials may be deemed unreliable and regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our pivotal clinical trials must be conducted with drug product produced under GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We could also be subject to government investigations and enforcement actions.
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
At the beginning of 2022, we had approximately 8,000 employees, and we ended the year with approximately 9,000 employees, an increase of 15%. As of the date of this Quarterly Report, we had over 10,000 employees. We expect to continue our growth. Most of our employees are full-time. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the United States, China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including:
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
Xiaodong Wang, Ph.D., our Co-Founder, Chairman of our scientific advisory board, and director; John V. Oyler, our Co-Founder, Chief Executive Officer and Chairman of the board of directors; Xiaobin Wu, Ph.D., our President, Chief Operating Officer and General Manager of China; Julia Wang, our Chief Financial Officer; and the other principal members of our management and scientific teams play a critical role in the Company's operation and development. Although we have employment agreements or offer letters with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
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
Further to the draft HGR implementing rules, the Cyberspace Administration of China (“CAC”) released the final Measures of Cross-Border Data Transfer Security Assessment on July 7, 2022 (effective as of September 1, 2022), under which any transfer of certain “important data” out of China shall trigger a security assessment to be conducted by the Chinese government. The term “important data” is a broadly defined term under the Cybersecurity Law and Data Security Law, and further clarifications need to be put in place by the Chinese government before international companies could find a practical way to comply. However, under the latest draft Important Data Identification Rules, HGR data is classified as “important data,” and if the guidance is finalized as is, it can be expected that this new cross-border data transfer rule may create considerable additional regulatory burdens on international companies' human gene-involved R&D activities in China (i.e., adding a third layer of CAC's regulatory approval in addition to HGRAC's and NMPA's).
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
*The increasing use of artificial intelligence-based software (including machine learning) and social media platforms may result in reputation harm or liability or could otherwise adversely affect our business.
The use of artificial intelligence-based software is increasingly being used in the biopharmaceutical and global healthcare industries. As with many developing technologies, artificial intelligence-based software presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. For example, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that artificial intelligence applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Furthermore, use of artificial intelligence-based software may lead to the release of confidential information which may impact our ability to realize the benefit of our intellectual property.
Relatedly, social media platforms are increasingly being used to communicate about our products and the diseases our medicines and drug candidates are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and create uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we may fail to monitor and comply with applicable adverse event reporting obligations. There is also a risk of negative or inaccurate posts about us on social media, including criticism regarding our medicines or drug candidates. The immediacy of social media precludes us from having real-time control over postings made regarding our company, medicines or drug candidates. Our reputation could be damaged by negative publicity posted on social media platforms which we may not be able to timely reverse. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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
In particular, the COVID-19 pandemic negatively impacted our business and our financial performance, and future global pandemics or other public health crises could have similar negative impacts, including causing a delay in or the inability of health authorities to complete regulatory inspections of our development activities, regulatory filings, manufacturing operations, or clinical trial recruitment. Additionally, the commercial or clinical supply of our medicines and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product.

The COVID-19 pandemic also resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. To the extent similar measure are enacted in the future, such measures may negatively affect our business by inducing absenteeism or employee turnover, disrupting our operations, or increasing the risk of a cybersecurity incident.
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
*We are subject to the risks and challenges of doing business globally, which may adversely affect our business operations.
Our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the United States; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. In addition, in 2017 the United Kingdom Financial Conduct Authority (“UKFCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. In November 2020, the UKFCA extended this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. In the United States, the Alternative Reference Rate Committee (“ARRC”), a steering committee assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference rates to replace LIBOR. The AARC selected, and the Federal Reserve Bank of New York has recommended, the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight United States treasury market. LIBOR and SOFR have significant differences: LIBOR was an unsecured lending rate and SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR is a forward-looking rate that reflected term rates at different maturities. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and as such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
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
Risks Related to Our Doing Business in the PRC
*Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments and the oversight and discretion the PRC government has over the conduct of the business operations of our PRC subsidiaries may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.
Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement and oversight upon foreign exchange. While China's economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government oversight of capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to manage the pace of economic growth and prevent the economy from overheating. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.

*The PRC government has the ability to exert oversight over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.
The PRC government has indicated its intent to exert more oversight over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. If the PRC authorities attempt to exercise such oversight or administration through regulation over our PRC subsidiaries, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, which could adversely affect our business, results of operations and financial condition. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.
For example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack Down on Illegal Securities Activities (the “Securities Opinions”), which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas listed companies.
Furthermore, in July 2021, the PRC government provided guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. In February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines which became effective as of March 31, 2023. According to the Overseas Listing Trial Measures, where Chinese companies that have directly or indirectly listed securities in overseas markets conduct follow-on offering of equity securities in such overseas markets, they shall fulfill the filing procedures with and report relevant information to the CSRC. As the Overseas Listing Trial Measures have recently been promulgated and are subject to changes and may continue to evolve we cannot assure you that we would not be deemed as an indirect overseas listed Chinese company under the Overseas Listing Trial Measures. If we are deemed as an indirect overseas listed Chinese company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or follow relevant reporting requirements thereunder, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. See also the section of our Annual Report titled “Part I —Item 1 — Business — Government Regulation – PRC Regulation – Regulations Relating to Overseas Listing”. We are currently evaluating the implications and potential impact of the Overseas Listing Trial Measures and will continue to closely monitor the interpretation and implementation of the Overseas Listing Trial Measures. Due to our operations in China and stock listings in and outside of China, the Overseas Listing Trial Measures and any future PRC, U.S. or other rules and regulations that place restrictions on capital raising could adversely affect our business and results of operations and could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors, and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless.
In February 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which became effective as of March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. As the Revised Confidentiality Provisions recently took effect, their interpretation and implementation remain substantially uncertain.
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

There are still substantial uncertainties as to how PRC governmental authorities will regulate overseas listing in practice and whether we are required to obtain any specific regulatory approvals from PRC governmental authorities for our offshore offerings. If PRC regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our future offshore offerings, we may be unable to obtain such approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, implementation of industry-wide regulations directly targeting our operations could cause the value of our securities to significantly decline. Therefore, investors of our company face potential uncertainty from actions taken by the PRC government affecting our business.
*The audit reports included in our previous annual reports on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), and as such, investors have previously been deprived of the benefits of such inspections.
Ernst & Young Hua Ming LLP, our auditor from fiscal year 2014 to fiscal year 2021, is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. Since Ernst & Young Hua Ming LLP is located in China, a jurisdiction where the PCAOB had been unable to conduct inspections without the approval of the Chinese authorities, Ernst & Young Hua Ming LLP was not previously inspected by the PCAOB. Additionally, because we have substantial operations within the PRC, a jurisdiction where the PCAOB was previously unable to conduct inspections without the approval of the Chinese government authorities, Ernst & Young Hua Ming LLP and the audit work that it has carried out for us in the PRC has not historically been able to be inspected independently and fully by the PCAOB.
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
*To the extent the Holding Foreign Companies Accountable Act is further revised or similar legislation is enacted, our ADSs may be at risk of delisting and our ADSs and ordinary shares potentially prohibited from trading in the over-the-counter market. The delisting of our ADSs, or the threat of their being delisted, may materially and adversely affect the value of your investment.
In December 2020, the Holding Foreign Companies Accountable Act (“HFCAA”), was signed into law as part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Following the filing of our annual report on Form 10-K for fiscal year ended December 31, 2021, which was audited by Ernst & Young Hua Ming LLP, the SEC added us to its list of Commission-Identified Issuers identified under HFCAA. In December 2022, the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) was signed into law, which amended the HFCAA to shorten the three-year period to two years.
However, as our global business expanded, we built substantial organizational capabilities outside of the PRC and we evaluated, designed and implemented business processes and control changes which enabled us to engage Ernst & Young LLP, located in Boston, Massachusetts, United States, as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting for the fiscal year ended December 31, 2022. We expect that this will satisfy the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the two-year deadline of the AHFCAA.
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

Furthermore, in August 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China, for opening access for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. The PCAOB staff members conducted on-site inspections and investigations in late 2022. In December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong, which would include Ernst & Young Hua Ming LLP, and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.
Additionally, in October 2021, Nasdaq adopted additional listing criteria applicable to companies that primarily operate in jurisdictions where local regulators impose secrecy laws, national security laws or other laws that restrict U.S. regulators from accessing information relating to the issuer (a “Restrictive Market”). Under this rule, whether a jurisdiction permits PCAOB inspection would be a factor in determining whether a jurisdiction is deemed by Nasdaq to be a Restrictive Market. China may be considered to be a Restrictive Market and, as a result, Nasdaq may impose on us additional continued listing criteria or deny continued listing of our securities on Nasdaq, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to our audit.
We may be subject to enforcement under the HFCAA, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by any rules that may be adopted by the SEC under the HFCAA in the future. If we failed to comply with those rules, it is possible that our ADSs would be delisted. The risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ADSs, ordinary shares and RMB Shares. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares, which are listed for trading on the HKEx. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong or may have to incur increased costs or suffer losses in order to do so. Failure to adopt effective contingency plans may also have a material adverse impact on our business and the price of our ADSs, ordinary shares and RMB Shares.
Proceedings instituted by the SEC against five PRC-based accounting firms and any negative news about the proceedings against these audit firms, including Ernst & Young Hua Ming LLP, could adversely affect the market price of our ADSs, ordinary shares and/or RMB Shares.
In 2012, the SEC brought administrative proceedings against five accounting firms in China, including Ernst & Young Hua Ming LLP, alleging that they had refused to produce audit work papers and other documents related to certain other PRC-based companies under investigation by the SEC. In 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. In 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. These firms’ ability to continue to serve their clients was not affected by the settlement. The settlement required these firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the CSRC. If these firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings. Our audit committee has been aware of the policy restriction and communicated with Ernst & Young Hua Ming LLP to ensure compliance during the completion of our audits from fiscal year 2014 to fiscal year 2021. The settlement did not require these firms to admit to any violation of law and preserves these firms’ legal defenses in the event the administrative proceeding is restarted. In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding PRC-based, U.S.-listed companies and the market price of the ADSs, ordinary shares and/or RMB Shares may be adversely affected. As discussed above, we have engaged Ernst & Young LLP, located in Boston, Massachusetts, United States, as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting for the fiscal year ended December 31, 2022 filed with the SEC.
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
Furthermore, China's legal system is still developing. The laws, rules and regulations are subject to interpretation and enforcement by PRC regulatory agencies and courts. In particular, on account of the relatively new implementation of certain laws, rules and regulations, the non-precedential nature of court decisions, and the discretion such laws, rules and regulations give to the relevant regulator in enforcement, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent. In addition, the legal system is based in part on government policies and rules which may have a retroactive effect or be amended from time to time. The regulations in China can change quickly. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
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
It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory, which may increase the difficulties you face in protecting your interests. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. For risks associated with investing in us as a Cayman Islands company, see also the risk factor entitled “—Risks Related to Our Ordinary Shares, ADSs, and RMB Shares—We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law, Chinese law or U.S. law, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.”
Any administrative and court proceedings in the jurisdictions in which we operate, including China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection. These uncertainties may impede our ability to enforce the contracts we have entered and could materially and adversely affect our business, financial condition and results of operations.
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
There are uncertainties with respect to the interpretation and implementation of the Securities Opinions and the newly promulgated Overseas Listing Trial Measures. The PRC government may promulgate relevant laws, rules and regulations to impose additional obligations and liabilities on overseas listed China-based companies regarding data security, cross-border data flow, and compliance with China’s securities laws. As a company with operations in China and stock listings in and outside of China, it is uncertain whether or how these laws, rules and regulations and their interpretation and implementation may affect us. However, among other things, our ability to obtain external financing through the issuance of equity securities overseas could be adversely affected if restrictions on overseas fundraising are imposed on companies like us.
*The filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to complete such filing or other procedures. If we fail to complete a filing with the CSRC, our future offering application may be impacted and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
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
Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the Cyber Security Law and Data Security Law. As the relevant regulations, guidelines and measures are subject to change and continue to evolve, we cannot assure investors that we will be able to comply with new regulatory requirements relating to our future overseas capital-raising activities outside of China and we may become subject to more stringent requirements with respect to matters including data privacy and cross-border investigation and enforcement of legal claims.
Furthermore, in February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, which took effect on March 31, 2023, requiring Chinese companies that have already directly or indirectly offered and listed securities in overseas markets to fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. The Overseas Listing Trial Measures are newly promulgated and may continue to evolve. We may have to go through the filing process for any follow-on offerings we conduct on the NASDAQ Global Select Market or Hong Kong Stock Exchange within three working days of the completion of our follow-on offerings. If we fail to complete a filing with the CSRC for any of our follow-on offerings, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
As of the date of this report, we have not received any inquiry, notice, warning or sanction regarding completing filing or other procedures in connection with offering our equity securities on the Nasdaq Global Select Market or Hong Kong Stock Exchange from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. However, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to securities offerings and other capital markets activities outside of China. If it is determined in the future that the filing or other procedure with the CSRC or any other regulatory authority is required for issuing our equity securities on the Nasdaq Global Select Market or Hong Kong Stock Exchange, it is uncertain whether we will be able to and how long it would take for us to complete the filing or other procedure, despite our best efforts. If we, for any reason, are unable to complete, or experience significant delays in completing, the requisite relevant filing or other procedure(s), we may face sanctions by the CSRC or other Chinese regulatory authorities. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of funds into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our ADSs, ordinary shares, and RMB Shares. In addition, if the CSRC or other regulatory authorities later promulgate new rules requiring that we obtain their approvals or complete filing or other procedures for any future public offerings on the Nasdaq Global Select Market or Hong Kong Stock Exchange, we may be unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such a requirement could have a material adverse effect on the trading price of our ADSs, ordinary shares, and RMB Shares.
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
In December 2020, the NDRC and the MOFCOM promulgated the Foreign Investment Security Review Measures, which came into effect on January 18, 2021. Under the Foreign Investment Security Review Measures, investments in military, national defense-related areas or in locations in proximity to military facilities, or investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, IT, Internet products and services, financial services and technology sectors, are required to be approved by designated governmental authorities in advance. Official guidance for these measures has not been issued by the designated office in charge of such security review yet, therefore there are great uncertainties with respect to the interpretation and implementation of the Foreign Investment Security Review Measures. If any of our business operations were to fall under the foregoing categories, we would need to take further actions in order to comply with these laws, regulations and rules, which may materially and adversely affect our current corporate structure, business, financial condition and results of operations.
We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2023 and December 31, 2022, these restricted assets totaled $3.3 billion and $3.5 billion, respectively.

Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us.
In response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China (“PBOC”) and China's State Administration of Foreign Exchange (“SAFE”) promulgated a series of measures relating to oversight of capital flow, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments.
The PRC government may continue to strengthen its oversight of capital flow, and more restrictions and substantial vetting process may be put forward by the SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.
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
The PRC government exerts oversight on the conversion of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. A portion of our revenue is denominated in RMB. Shortages in availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign currency denominated obligations. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, our PRC subsidiaries may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. Since a portion of our revenue is denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of the PRC or pay dividends in foreign currencies to holders of our ordinary shares and the ADSs. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities or designated banks. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.
Our business benefits from certain financial incentives and discretionary policies granted by local governments. Expiration of, or changes to, these incentives or policies would have an adverse effect on our results of operations.
Local governments in the PRC have granted certain financial incentives from time to time to our PRC subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations.
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
Chinese authorities have become increasingly active in enforcing laws affecting the pharmaceutical industry. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. Reports of what have come to be viewed as significant quality-control failures by Chinese vaccine manufacturers have led to enforcement actions against officials responsible for implementing national reforms favorable to innovative drugs (such as ours). While not directly affecting us, this macro-industry event could cause state or private resources to be diverted away from fostering innovation and be redirected toward regulatory enforcement, which could adversely affect our research, development, manufacturing and commercialization activities and increase our compliance costs.

Risks Related to Our Ordinary Shares, ADSs, and RMB Shares
The trading prices of our ordinary shares, ADSs, and/or RMB Shares can be volatile, which could result in substantial losses to you.
The trading price of our ordinary shares, ADSs, and/or RMB Shares can be volatile and fluctuate widely in response to a variety of factors, many of which are beyond our control, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional medicines or drug candidates; variations in the level of expenses related to our existing medicines and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; the performance and fluctuation of the market prices of other companies with significant business operations in China that have listed their securities in Hong Kong, Shanghai or the United States; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on results of operations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business, our competitors or our industry; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares, ADSs or RMB Shares; sales or perceived potential sales of additional ordinary shares, ADSs or RMB Shares by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the United States, Hong Kong or Shanghai equity markets; changes in accounting principles; trade disputes or U.S.-China government relations; and changes or developments in the United States, PRC, the European Union or global regulatory environment.
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
As of July 31, 2023, 1,376,270,056 ordinary shares, par value $0.0001 per share, were outstanding, of which 871,565,851 ordinary shares were held in the form of 67,043,527 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our amended and restated memorandum and articles of association provide that, unless we consent in writing to the selection of an alternative forum, the courts of Cayman Islands will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our shareholders, any action asserting a claim arising pursuant to any provision of the Companies Law of the Cayman Islands as amended from time to time, or the amended and restated memorandum and articles of association, or any action asserting a claim governed by the internal affairs doctrine (as such concept is recognized under the U.S. laws). Our amended and restated memorandum and articles of association further state that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”) and provide that any person or entity purchasing or otherwise acquiring any interest in any of our securities is deemed to have notice of and consented to these provisions; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with U.S. federal securities laws and rules and regulations thereunder.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 54% of our outstanding ordinary shares as of July 31, 2023. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
(a)
On July 28, 2023 (the “Signing Date”), a credit facility agreement (the “Credit Agreement”) was entered into by and between the Company, as the borrower, and China Merchants Bank Co., Ltd., as the lender (the “Lender”). The Credit Agreement provides for a $400 million uncommitted and unsecured credit facility (the “Credit Facility”), pursuant to which each loan issued has a term up to one year, provided that all loans must be repaid within eighteen months of the Signing Date. Loans under the Credit Facility have a floating interest rate based on the secured overnight financing rate plus an applicable margin and are calculated daily from the date the loan is utilized and settled on a quarterly basis. The proceeds of the loans under the Credit Facility are available to finance the working capital needs and for daily operations of the Company and its subsidiaries. The Credit Agreement contains financial covenants that require the Company to uphold certain ratios of liabilities to ownership equity, maintain specified amounts of both consolidated net assets and consolidated cash balance, and reach a certain amount of annual sales revenue for products, all which are tested either quarterly or annually. The Credit Agreement also contains operating covenants including, among other things, (i) maintaining its listing status on The Stock Exchange of Hong Kong Limited and The Science and Technology Innovation Board of the Shanghai Stock Exchange, (ii) preserving interest reserve in the account with the Lender, (iii) limitations on the incurrence of certain additional indebtedness, and (iv) preservation of ownership of key patents and other covenants surrounding the Company’s intellectual property. Other certain covenants, representations and warranties, and events of default, are contained in the Credit Agreement, many of which would be breached or triggered solely to the extent they have a material adverse effect on the Company’s ability to perform its obligations under the Credit Agreement or affect the Company’s normal operations. As of the date of this report, no borrowings were outstanding under the Credit Agreement. The foregoing description of the terms of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which the Company has filed as an exhibit hereto.

(c)

Chan Lee, the Company’s Senior Vice President and General Counsel, entered into a 10b5-1 trading plan on May 9, 2023. Mr. Lee’s plan provides for sales of both options and restricted stock units commencing on the later of: (i) August 8, 2023 or (ii) the earlier of (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q for the completed fiscal quarter in which the plan is adopted; or (b) September 7, 2023, with such sales ending on August 14, 2024. The maximum number of options to be sold under the plan is 7,257 American Depositary Shares ("ADSs"). The maximum number of shares to be sold under the plan is 1,440 ADSs. Mr. Lee’s trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s insider trading policy.

Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
3.1	Seventh Amended and Restated Memorandum and Articles of Association of the Company, as currently in effect		8-K (Exhibit 3.1)	6/15/2023	001-37686
10.1	Mutual Termination and Release Agreement, dated July 10, 2023, by and between BeiGene Switzerland GmbH and Novartis Pharma AG	X
10.2	Facility Agreement, dated as of July 28, 2023, by and between the Registrant and China Merchants Bank Co., Ltd.	X
10.3†	Offer Letter, dated June 10, 2022, by and between the Registrant and Chan Lee	X
10.4†
Amended and Restated Employment Apportionment Agreement, dated June 16, 2023, by and between BeiGene (Beijing) Co., Limited, BeiGene Guangzhou Biologics Manufacturing Co., Ltd., BeiGene Pharmaceutical (Shanghai) Co., Ltd. and Xiaobin Wu
X
10.5†	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.6†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.7†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.8†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.9†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
10.10†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

† Indicates a management contract or any compensatory plan, contract or arrangement.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: August 2, 2023	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Julia Wang
Julia Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)