Form 10-Q
period 2023-09-30
BeiGene, Ltd.
filed 2023-11-09
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 1, 2023, 1,359,497,624 ordinary shares, par value $0.0001 per share, were outstanding, of which 871,833,599 ordinary shares were held in the form of 67,064,123 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		September 30,	December 31,
	Note	2023	2022
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		3,067,336	3,869,564
Short-term restricted cash	4	11,548	196
Short-term investments	4	106,989	665,251
Accounts receivable, net		309,079	173,168
Inventories, net	5	316,929	282,346
Prepaid expenses and other current assets	9	241,661	216,553
Total current assets		4,053,542	5,207,078
Property, plant and equipment, net	6	1,178,038	845,946
Operating lease right-of-use assets		98,742	109,960
Intangible assets, net	7	53,657	40,616
Other non-current assets	9	140,900	175,690
Total non-current assets		1,471,337	1,172,212
Total assets		5,524,879	6,379,290
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		341,857	294,781
Accrued expenses and other payables	9	505,824	467,352
Deferred revenue, current portion	3	—	213,861
Tax payable	8	20,158	25,189
Operating lease liabilities, current portion		23,246	24,041
Research and development cost share liability, current portion	3	63,652	114,335
Short-term debt	10	328,560	328,969
Total current liabilities		1,283,297	1,468,528
Non-current liabilities:
Long-term bank loans	10	202,491	209,148
Deferred revenue, non-current portion	3	300	42,026
Operating lease liabilities, non-current portion		25,474	34,517
Deferred tax liabilities	8	16,358	15,996
Research and development cost share liability, non-current portion	3	191,739	179,625
Other long-term liabilities	9	41,986	46,095
Total non-current liabilities		478,348	527,407
Total liabilities		1,761,645	1,995,935
Commitments and contingencies	17
Shareholders' equity:
Ordinary shares, US$0.0001 par value per share; 9,500,000,000 shares authorized; 1,352,997,624 and 1,356,140,180 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively		135	135
Additional paid-in capital		11,502,527	11,540,979
Accumulated other comprehensive loss	14	(144,931)	(77,417)
Accumulated deficit		(7,594,497)	(7,080,342)
Total shareholders' equity		3,763,234	4,383,355
Total liabilities and shareholders' equity		5,524,879	6,379,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2023	2022	2023	2022
		$	$	$	$
Revenues
Product revenue, net	11	595,290	349,506	1,559,326	915,590
Collaboration revenue	3	186,018	38,122	265,044	120,236
Total revenues		781,308	387,628	1,824,370	1,035,826
Expenses
Cost of sales - product		96,309	76,543	274,088	212,953
Research and development		453,259	426,363	1,284,607	1,194,485
Selling, general and administrative		364,421	322,892	1,087,954	948,868
Amortization of intangible assets		1,287	187	1,662	563
Total expenses		915,276	825,985	2,648,311	2,356,869
Loss from operations		(133,968)	(438,357)	(823,941)	(1,321,043)
Interest income, net		26,649	12,759	57,735	34,261
Other income (expense), net		336,657	(125,640)	291,142	(243,290)
Income (loss) before income taxes		229,338	(551,238)	(475,064)	(1,530,072)
Income tax expense	8	13,925	6,318	39,091	28,408
Net income (loss)		215,413	(557,556)	(514,155)	(1,558,480)

Earnings (loss) per share
Basic	12	0.16	(0.41)	(0.38)	(1.16)
Diluted	12	0.15	(0.41)	(0.38)	(1.16)
Weighted-average shares outstanding—basic		1,360,716,279	1,345,303,747	1,358,392,470	1,337,976,853
Weighted-average shares outstanding—diluted		1,390,331,833	1,345,303,747	1,358,392,470	1,337,976,853

Earnings (loss) per American Depositary Share (“ADS”)
Basic	12	2.06	(5.39)	(4.92)	(15.14)
Diluted	12	2.01	(5.39)	(4.92)	(15.14)
Weighted-average ADSs outstanding—basic		104,670,483	103,484,904	104,491,728	102,921,296
Weighted-average ADSs outstanding—diluted		106,948,603	103,484,904	104,491,728	102,921,296
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Net income (loss)	215,413	(557,556)	(514,155)	(1,558,480)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	(2,559)	(80,326)	(75,732)	(168,411)
Unrealized holding income (loss), net	1,315	1,253	8,218	(11,062)
Comprehensive income (loss)	214,169	(636,629)	(581,669)	(1,737,953)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Nine Months Ended September 30,
	Note	2023	2022
		$	$
Operating activities:
Net loss		(514,155)	(1,558,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		63,856	48,262
Share-based compensation expenses	13	274,697	225,036
Unrealized losses on equity investments	4	12,273	16,413
Acquired in-process research and development		15,000	20,000
Amortization of research and development cost share liability	3	(38,569)	(70,389)
Deferred income tax benefits		735	380
Gain on BMS termination settlement	15	(362,917)	—
Other items, net		822	7,762
Changes in operating assets and liabilities:
Accounts receivable		(143,511)	284,717
Inventories		(52,371)	(75,632)
Other assets		(17,598)	30,325
Accounts payable		31,366	4,203
Accrued expenses and other payables		50,089	1,628
Deferred revenue		(255,587)	(112,820)
Other liabilities		55	167
Net cash used in operating activities		(935,815)	(1,178,428)
Investing activities:
Purchases of property, plant and equipment		(404,937)	(204,076)
Purchase of intangible asset		(9,413)	—
Purchases of investments		(15,581)	(14,735)
Proceeds from sale or maturity of investments		567,519	1,352,398
Purchase of in-process research and development		(15,000)	(95,000)
Net cash provided by investing activities		122,588	1,038,587
Financing activities:
Proceeds from long-term loan	10	22,502	37,372
Repayment of long-term loan	10	(8,462)	—
Proceeds from short-term loans	10	162,614	163,774
Repayment of short-term loans	10	(159,576)	(145,428)
Proceeds from option exercises and employee share purchase plan		52,352	35,677
Net cash provided by financing activities		69,430	91,395
Effect of foreign exchange rate changes, net		(50,348)	(133,929)
Net decrease in cash, cash equivalents, and restricted cash		(794,145)	(182,375)
Cash, cash equivalents, and restricted cash at beginning of period		3,875,037	4,382,887
Cash, cash equivalents, and restricted cash at end of period		3,080,892	4,200,512
Supplemental cash flow information:
Cash and cash equivalents		3,067,336	4,197,132
Short-term restricted cash		11,548	191
Long-term restricted cash		2,008	3,189
Income taxes paid		42,516	25,006
Interest expense paid		15,893	19,865
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		107,611	47,310
Acquired intangible asset included in accounts payable		9,384	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2022	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355
Use of shares reserved for share option exercises	(98,774)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	6,610,695	1	28,656	—	—	28,657
Share-based compensation	—	—	75,322	—	—	75,322
Other comprehensive income	—	—	—	18,403	—	18,403
Net loss	—	—	—	—	(348,431)	(348,431)
Balance at March 31, 2023	1,362,652,101	136	11,644,957	(59,014)	(7,428,773)	4,157,306
Use of shares reserved for share option exercises	220,116	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	13,379,119	1	3,691	—	—	3,692
Share-based compensation	—	—	103,371	—	—	103,371
Other comprehensive loss	—	—	—	(84,673)	—	(84,673)
Net loss	—	—	—	—	(381,137)	(381,137)
Balance at June 30, 2023	1,376,251,336	137	11,752,019	(143,687)	(7,809,910)	3,798,559
Use of shares reserved for share option exercises	(4,689,438)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	4,708,834	—	17,419	—	—	17,419
Cancellation of ordinary shares	(23,273,108)	(2)	(362,915)	—	—	(362,917)
Share-based compensation	—	—	96,004	—	—	96,004
Other comprehensive loss	—	—	—	(1,244)	—	(1,244)
Net income	—	—	—	—	215,413	215,413
Balance at September 30, 2023	1,352,997,624	135	11,502,527	(144,931)	(7,594,497)	3,763,234

Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(5,076,527)	6,132,563
Cost from issuance of ordinary shares	—	—	(152)	—	—	(152)
Use of shares reserved for share option exercises	(2,850,328)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	2,851,316	—	11,880	—	—	11,880
Share-based compensation	—	—	65,555	—	—	65,555
Other comprehensive loss	—	—	—	(496)	—	(496)
Net loss	—	—	—	—	(435,198)	(435,198)
Balance at March 31, 2022	1,334,805,269	133	11,268,290	17,454	(5,511,725)	5,774,152
Use of shares reserved for share option exercises	5,016,518	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	9,817,938	1	7,091	—	—	7,092
Share-based compensation	—	—	81,305	—	—	81,305
Other comprehensive loss	—	—	—	(99,904)	—	(99,904)
Net loss	—	—	—	—	(565,726)	(565,726)
Balance at June 30, 2022	1,349,639,725	134	11,356,686	(82,450)	(6,077,451)	5,196,919
Use of shares reserved for share option exercises	(3,971,942)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	3,972,397	1	16,704	—	—	16,705
Share-based compensation	—	—	78,176	—	—	78,176
Other comprehensive loss	—	—	—	(79,073)	—	(79,073)
Net loss	—	—	—	—	(557,556)	(557,556)
Balance at September 30, 2022	1,349,640,180	135	11,451,566	(161,523)	(6,635,007)	4,655,171
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
The Company currently has three approved medicines that were internally discovered and developed, including BRUKINSA®, a small molecule inhibitor of Bruton’s Tyrosine Kinase for the treatment of various blood cancers; TEVIMBRA® (tislelizumab), an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and pamiparib, a selective small molecule inhibitor of PARP1 and PARP2. The Company has obtained approvals to market BRUKINSA in the United States, the People's Republic of China (“China” or the “PRC”), the European Union, the United Kingdom, Canada, Australia and additional international markets; tislelizumab in the European Union and China; and pamiparib in China. By leveraging its strong commercial capabilities, the Company has in-licensed the rights to distribute an additional 14 approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (“Amgen”) and Novartis Pharma AG (“Novartis”) to develop and commercialize innovative medicines.
The Company is committed to advancing best- and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. The Company has conducted more than 120 clinical trials in-house, with over 21,000 subjects enrolled in approximately 45 regions. This includes more than 36 pivotal or potentially registration-enabling trials across its portfolio, including three internally discovered, approved medicines.
The Company has built, and is expanding, its internal manufacturing capabilities. The Company is building a commercial-stage biologics manufacturing and clinical R&D center in Hopewell, New Jersey (the “Hopewell facility”), in addition to its existing state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines. The Company also works with high quality global contract manufacturing organizations (“CMOs”) to manufacture its internally developed clinical and commercial products.
Since its inception in 2010, the Company has become a fully integrated global organization of over 10,000 employees worldwide, primarily in the United States, China and Europe.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2023 and 2022, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).
The unaudited interim condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2023, as compared to the significant accounting policies described in the Annual Report.
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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2023 and December 31, 2022:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of September 30, 2023	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	616,845	—	—
Time deposits	42,348	—	—
Short-term investments (Note 4):
U.S. Treasury securities	106,989	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	4,668
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	1,014	72	—
Convertible debt instrument	—	—	3,239
Total	767,196	72	7,907

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	758,114	—	—
Short-term investments (Note 4):
U.S. Treasury securities	665,251	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	5,190
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	3,307	706	—
Convertible debt instrument	—	—	3,000
Total	1,426,672	706	8,190
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
The Company holds convertible notes issued by two private biotech companies. The Company has elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income (expense), net. The Company recorded a loss on fair value adjustment of $283 for the three and nine months ended September 30, 2023, respectively, related to the convertible debt instrument to other income (expense), net in the consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
Out-Licensing Arrangements
For the three and nine months ended September 30, 2023 and 2022, the Company’s collaboration revenue primarily consisted of the recognition of previously deferred revenue from its former collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue from Collaborators	$	$	$	$
Research and development service revenue	59,052	9,834	79,432	34,074
Right to access intellectual property revenue	51,978	26,249	104,475	78,746
Material rights revenue	71,980	—	71,980	—
Other	3,008	2,039	9,157	7,416
Total	186,018	38,122	265,044	120,236
Novartis
Tislelizumab Collaboration and License
In January 2021, the Company entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in the United States, Canada, Mexico, member countries of the European Union, United Kingdom, Norway, Switzerland, Iceland, Liechtenstein, Russia and Japan (“Novartis Territory”). The Company and Novartis agreed to jointly develop tislelizumab in the Novartis Territory, with Novartis responsible for regulatory submissions and Novartis had the right to commercialization upon regulatory approvals. In addition, both companies had the ability to conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and the Company was provided with an option to co-detail the product in North America, funded in part by Novartis.
Under the agreement the Company received an upfront cash payment of $650,000 from Novartis. The Company was eligible to receive up to $1,300,000 upon the achievement of regulatory milestones, $250,000 upon the achievement of sales milestones, and royalties on future sales of tislelizumab in the licensed territory. Under the terms of the agreement, the Company was responsible for funding ongoing clinical trials of tislelizumab, Novartis agreed to fund new registrational, bridging, or post-marketing studies in its territory, and each party was responsible for funding clinical trials evaluating tislelizumab in combination with its own or third party products. Each party retained the worldwide right to commercialize its propriety products in combination with tislelizumab.
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

The Company determined that the license, transfer of know-how and use of trademarks were not distinct from each other and represented a single performance obligation. The tislelizumab R&D services represented a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and had standalone value to Novartis. The Company evaluated the supply component of the contract and noted the supply would not be provided at a significant incremental discount to Novartis. The Company concluded that, for the purpose of ASC 606, the provision related to providing clinical and commercial supply of tislelizumab in the Novartis Territory was an option but not a performance obligation of the Company at the outset of the agreement. A performance obligation for the clinical and commercial supply would be established as quantities of drug product or drug substance were ordered by Novartis.
The Company determined that the transaction price as of the outset of the arrangement was the upfront payment of $650,000. The potential milestone payments that the Company was eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained due to uncertainty of achievement. The transaction price was allocated to the two identified performance obligations based on a relative fair value basis. The standalone selling price of the license, transfer of know-how and use of trademarks performance obligation was determined using the adjusted market assessment approach. Based on the valuation performed by the Company, the standalone selling price of the license, transfer of know-how and use of trademarks was valued at $1,231,000. The standalone selling price of the tislelizumab R&D services was valued at $420,000 using a cost plus margin valuation approach. Based on the relative standalone selling prices of the two performance obligations, $484,646 of the total transaction price was allocated to the license and $165,354 was allocated to the tislelizumab R&D services.
The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the nine months ended September 30, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the nine months ended September 30, 2021. The portion of the transaction price allocated to the tislelizumab R&D services was deferred and was being recognized as collaboration revenue as the tislelizumab R&D services were performed using a percentage-of-completion method. Estimated costs to complete were reassessed on a periodic basis and any updates to the revenue earned were recognized on a prospective basis.
In September 2023, the Company and Novartis agreed to mutually terminate the collaboration and license agreement, effective immediately. Pursuant to the termination agreement, the Company regained full, global rights to develop, manufacture and commercialize tislelizumab with no royalty payments due to Novartis. Novartis may continue its ongoing clinical trials and has the ability to conduct future combination trials with tislelizumab subject to BeiGene’s approval. BeiGene agreed to provide Novartis with ongoing clinical supply of tislelizumab to support its clinical trials. Pursuant to the termination agreement, Novartis agreed to provide transition services to the Company to enable key aspects of the tislelizumab development and commercialization plan to proceed without disruption, including manufacturing, regulatory, safety and clinical support.
Upon termination of the agreement in September 2023, there were no further performance obligations, and the remaining deferred revenue balance associated with the tislelizumab R&D services was recognized in full. The Company recognized R&D service revenue of $55,483 and $72,279 during the three and nine months ended September 30, 2023, respectively, and $8,043 and $28,699 during the three and nine months ended September 30, 2022, respectively. The Company also recognized other collaboration revenue of $54 and $5,067 during the three and nine months ended September 30, 2023, respectively, and $2,039 and $7,416 during the three and nine ended September 30, 2022, respectively, related to the sale of tislelizumab clinical supply to Novartis in conjunction with the collaboration.
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
Under the terms of the option, collaboration and license agreement, the Company received an upfront cash payment of $300,000 in January 2022 from Novartis and would have received an additional payment of $600,000 or $700,000 in the event Novartis exercised its exclusive time-based option prior to mid-2023 or between then and late-2023, respectively. Following option exercise, the Company was eligible to receive up to $745,000 upon the achievement of regulatory approval milestones, $1,150,000 upon the achievement of sales milestones, and royalties on future sales of ociperlimab in the Novartis Territory. Subject to the terms of the option, collaboration and license agreement, during the option period, Novartis agreed to initiate and fund additional global clinical trials with ociperlimab and the Company agreed to expand enrollment in two ongoing trials. Following the option exercise, Novartis agreed to share development costs of global trials. Following approval, the Company agreed to provide 50 percent of the co-detailing and co-field medical efforts in the United States, and had an option to co-detail up to 25 percent in Canada and Mexico, funded in part by Novartis. Each party retained the worldwide right to commercialize its propriety products in combination with ociperlimab. The prior tislelizumab collaboration and license agreement was not modified as a result of the ociperlimab option, collaboration and license agreement.
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
The Company concluded that, at the inception of the agreement, the option for the exclusive product license constituted a material right as it represents a significant and incremental discount to the fair value of the exclusive product license that Novartis would not have received without entering into the agreement and was therefore considered a distinct performance obligation. The Company determined that Novartis' right to access ociperlimab in its own trials over the option period and the initial transfer of know-how were not distinct from each other, as the right to access ociperlimab has limited value without the corresponding know-how transfer, and therefore should be combined into one distinct performance obligation. The ociperlimab R&D Services represent a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to Novartis.
The Company determined the transaction price at the outset of the arrangement as the upfront payment of $300,000. The option exercise fee was contingent upon Novartis exercising its right and was considered fully constrained until the option was exercised. Additionally, the milestone and royalty payments were not applicable until after the option is exercised, at which point the likelihood of meeting milestones, regulatory approval and meeting certain sales thresholds would be assessed. The transaction price was allocated to the three identified performance obligations based on a relative fair value basis. The standalone selling price of the material right for the option to the exclusive product license was calculated as the incremental discount between (i) the value of the license determined using a discounted cash flow method adjusted for probability of the option being exercised and (ii) the expected option exercise fee using the most-likely-amount method at option exercise. The standalone selling price of the combined performance obligation for Novartis' right to access ociperlimab for its own clinical trials during the option period and the initial transfer of BeiGene know-how was determined using a discounted cash flow method. The standalone selling price of the ociperlimab R&D Services was determined using an expected cost plus margin approach. Based on the relative standalone selling prices of the three performance obligations, $71,980 of the total transaction price was allocated to the material right, $213,450 was allocated to Novartis' right to use ociperlimab in its own clinical trials during the option period and the transfer of BeiGene know-how, and $14,570 was allocated to the ociperlimab R&D Services.
The Company would have satisfied the material right performance obligation at a point in time at the earlier of when Novartis exercised the option and the license was delivered or the expiration of the option period. As such, the entire amount of the transaction price allocated to the material right was deferred. The portion of the transaction price allocated to Novartis' right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and was recognized over the expected option period. The portion of the transaction price allocated to the ociperlimab R&D Services was deferred and was recognized as collaboration revenue as the ociperlimab R&D Services were performed over the expected option period.
In July 2023, the Company and Novartis mutually agreed to terminate the ociperlimab option, collaboration and license agreement, effective immediately. Pursuant to the termination agreement, the Company regained full, global rights to develop, manufacture and commercialize ociperlimab. Upon termination the Company had no further performance obligations under the collaboration, and all remaining deferred revenue balances were recognized in full. The China broad markets agreement remains in place.
The Company recognized collaboration revenue of $51,978 and $104,475 related to Novartis’ right to access ociperlimab in clinical trials and the transfer of know how performance obligation during the three and nine months ended September 30, 2023, respectively, and $26,249 and $78,746 during the three and nine months ended September 30, 2022, respectively. The Company recognized R&D service revenue of $3,569 and $7,153 during the three and nine months ended September 30, 2023 and $1,791 and $5,375 during the three and nine months ended September 30, 2022, respectively. The Company recognized the $71,980 allocated to the material right as collaboration revenue upon termination during the quarter ended September 30, 2023. The Company also recognized other collaboration revenue of $2,954 and $5,590 related to revenue generated under the broad markets marketing and promotion agreement in conjunction with the collaboration during the three and nine months ended September 30, 2023, respectively.
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
Amounts recorded related to the Company's portion of the co-development funding on the pipeline assets for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Research and development expense	16,321	25,462	39,595	72,251
Amortization of research and development cost share liability	15,900	24,806	38,569	70,389
Total amount due to Amgen for BeiGene's portion of the development funding	32,221	50,268	78,164	142,640

				As of
				September 30,
				2023
Remaining portion of development funding cap				517,544
As of September 30, 2023 and December 31, 2022, the research and development cost share liability recorded in the Company's balance sheet was as follows:

	As of
	September 30,	December 31,
	2023	2022
	$	$
Research and development cost share liability, current portion	63,652	114,335
Research and development cost share liability, non-current portion	191,739	179,625
Total research and development cost share liability	255,391	293,960
The total reimbursement due to (from) Amgen under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Cost of sales - product	3,159	319	4,343	3,797
Research and development	431	(1,125)	1,743	(227)
Selling, general and administrative	(14,679)	(13,854)	(44,067)	(40,496)
Total	(11,089)	(14,660)	(37,981)	(36,926)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $18,746 and $58,023 during the three and nine months ended September 30, 2023, respectively, and $29,269 and $59,330 during the three and nine months ended September 30, 2022, respectively. Net amounts payable to Amgen was $45,918 and $54,064 as of September 30, 2023 and December 31, 2022, respectively.

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

Upfront and milestone payments made under these arrangements for the three and nine months ended September 30, 2023 and 2022 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or the term of the commercialization agreements.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2023	2022	2023	2022
Payments due to collaboration partners	Classification	$	$	$	$
Upfront payments	Research and development expense	15,000	20,000	15,000	20,000
Regulatory and commercial milestone payments	Intangible asset	9,379	—	18,612	—
Total		24,379	20,000	33,612	20,000
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of September 30, 2023 and December 31, 2022 was as follows:

	As of
	September 30,	December 31,
	2023	2022
	$	$
Short-term restricted cash	11,548	196
Long-term restricted cash	2,008	5,277
Total	13,556	5,473
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from the STAR Offering in strict compliance with the planned uses as disclosed in the PRC prospectus as well as those disclosed in the Company's proceeds management policy approved by the board of directors. As of September 30, 2023, the Company had cash remaining related to the STAR Offering proceeds of $1,349,492.
Short-Term Investments
Short-term investments as of September 30, 2023 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	107,783	—	794	106,989
Total	107,783	—	794	106,989
 Short-term investments as of December 31, 2022 consisted of the following available-for-sale debt securities:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
	$	$	$	$
U.S. Treasury securities	674,262	—	9,011	665,251
Total	674,262	—	9,011	665,251
As of September 30, 2023, the Company's available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of September 30, 2023.
Equity Securities with Readily Determinable Fair Values
Leap Therapeutics, Inc. (Leap)
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap's shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap's underwritten public offering. As of September 30, 2023, the Company's ownership interest in the outstanding common stock of Leap was 2.9% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company's interest is approximately 4.7%. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income (expense), net.
Losses recognized on the Company's investment in Leap were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Other income (expense), net	(2,291)	(2,950)	(2,927)	(25,611)
As of September 30, 2023 and December 31, 2022, the fair value of the common stock and warrants were as follows:

	As of
	September 30,	December 31,
	2023	2022
	$	$
Fair value of Leap common stock	1,014	3,307
Fair value of Leap warrants	72	706

Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $57,631 and $57,054 in equity securities without readily determinable fair values as of September 30, 2023 and December 31, 2022, respectively.
Gains/losses recognized on the Company's investments in equity securities without readily determinable fair values were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Other income (expense), net	(5,522)	4,699	(4,441)	5,065

Equity-Method Investments
The Company records equity-method investments at cost and subsequently adjusts the basis based on the Company's ownership percentage in the investee's income and expenses, as well as dividends, if any. The Company holds equity-method investments totaling $27,325 and $27,710 as of September 30, 2023 and December 31, 2022, respectively, that it does not consider to be individually significant to its financial statements.
Losses recognized on the Company's equity-method investments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Other income (expense), net	(2,675)	(1,357)	(5,299)	(2,591)
5. Inventories, Net
The Company’s inventories, net consisted of the following:

	As of
	September 30,	December 31,
	2023	2022
	$	$
Raw materials	94,031	88,957
Work in process	40,023	20,886
Finished goods	182,875	172,503
Total inventories, net	316,929	282,346
6. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	September 30,	December 31,
	2023	2022
	$	$
Land	65,485	65,485
Building	215,182	222,448
Manufacturing equipment	172,692	175,679
Laboratory equipment	186,545	158,908
Leasehold improvement	53,135	53,786
Software, electronics and office equipment	74,766	47,483
Property, plant and equipment, at cost	767,805	723,789
Less: accumulated depreciation	(220,835)	(171,470)
Construction in progress	631,068	293,627
Property, plant and equipment, net	1,178,038	845,946
As of September 30, 2023, the Company has construction in process of $419,498 related to the Hopewell facility construction.
Depreciation expense was $19,242 and $59,574 for the three and nine months ended September 30, 2023, respectively, and $15,214 and $45,255 for the three and nine months ended September 30, 2022, respectively.

7. Intangible Assets
Intangible assets as of September 30, 2023 and December 31, 2022 are summarized as follows:

	As of
	September 30, 2023			December 31, 2022
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Product distribution rights	7,500	(5,663)	1,837	7,500	(4,000)	3,500
Developed products	58,396	(6,576)	51,820	41,235	(4,119)	37,116
Trading license	816	(816)	—	816	(816)	—
Total finite-lived intangible assets	66,712	(13,055)	53,657	49,551	(8,935)	40,616
 Product distribution rights consist of distribution rights on the approved cancer therapies licensed from Bristol-Myers Squibb Company (“BMS”) as part of the BMS collaboration. The Company is amortizing the product distribution rights, as a single identified asset, through December 31, 2023, when the rights revert back to BMS under the terms of the Settlement Agreement. Developed products represent the post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements. Trading license represents the Guangzhou drug distribution license acquired in September 2018. The Company amortized the drug distribution trading license over the remainder of the initial license term through February 2020. The trading license has been renewed through February 2024.
Amortization expense for developed products is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for product distribution rights and the trading licenses is included in operating expenses in the accompanying consolidated statements of operations.
The weighted-average life for each finite-lived intangible assets is approximately 9 years. Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Amortization expense - Cost of sales - product	981	800	2,620	2,444
Amortization expense - Operating expense	1,287	187	1,662	563
Total	2,268	987	4,282	3,007
Estimated amortization expense for each of the five succeeding years and thereafter, as of September 30, 2023 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2023 (remainder of year)	1,561	1,837	3,398
2024	6,240	—	6,240
2025	6,240	—	6,240
2026	6,240	—	6,240
2027	6,240	—	6,240
2028 and thereafter	25,299	—	25,299
Total	51,820	1,837	53,657

8. Income Taxes
Income tax expense was $13,925 and $39,091 for the three and nine months ended September 30, 2023, respectively. Income tax expense was $6,318 and $28,408 for the three and nine months ended September 30, 2022. The income tax expense for the three and nine months ended September 30, 2023 and 2022 was primarily attributable to current China tax expense due to certain non-deductible expenses and current U.S. tax expense determined after other special tax deductions and research and development tax credits.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of September 30, 2023, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of September 30, 2023, the Company had gross unrecognized tax benefits of $13,910. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $1,386 and $2,355 in the three and nine months ended September 30, 2023 primarily due to U.S. federal and state tax credits and incentives.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of September 30, 2023, Australia tax matters are open to examination for the years 2013 through 2023, China tax matters are open to examination for the years 2013 through 2023, Switzerland tax matters are open to examination for the years 2018 through 2023, and U.S. federal tax matters are open to examination for years 2015 through 2023. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2012 through 2023.
9. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	September 30,	December 31,
	2023	2022
	$	$
Prepaid research and development costs	73,036	71,488
Prepaid manufacturing cost	71,993	58,950
Prepaid taxes	19,568	20,478
Other receivables	43,911	22,777
Prepaid commercial	1,089	1,461
Interest receivable	1,628	3,039
Prepaid insurance	6,492	3,664
Other current assets	23,944	34,696
Total	241,661	216,553

Other non-current assets consist of the following:

	As of
	September 30,	December 31,
	2023	2022
	$	$
Prepayment of property and equipment	12,343	22,025
Prepaid supply cost (1)	28,290	48,642
Prepaid VAT	2,034	804
Rental deposits and other	6,944	7,054
Long-term restricted cash	2,008	5,277
Long-term investments	89,281	91,779
Other	—	109
Total	140,900	175,690
(1) Represents payments for future supply purchases under the license agreement with Luye Pharma Group and facility expansion under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.
Accrued expenses and other payables consist of the following:

	As of
	September 30,	December 31,
	2023	2022
	$	$
Compensation related	173,980	184,775
External research and development activities related	92,710	139,168
Commercial activities	60,692	51,806
Individual income tax and other taxes	23,191	18,815
Sales rebates and returns related	112,256	41,817
Other	42,995	30,971
Total	505,824	467,352
Other long-term liabilities consist of the following:

	As of
	September 30,	December 31,
	2023	2022
	$	$
Deferred government grant income	33,909	38,176
Pension liability	7,830	7,760
Other	247	159
Total	41,986	46,095

10. Debt
The following table summarizes the Company's short-term and long-term debt obligations as of September 30, 2023 and December 31, 2022:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of
						September 30, 2023		December 31, 2022
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	10,273	75,000	7,250	50,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	6,800	49,643	1,450	10,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	5,479	40,000	5,437	37,500
China Minsheng Bank (the “Senior Loan”)	September 24, 2020	$200,000	(4)		4.3%	150,000	1,095,130	150,000	1,034,554
Shanghai Pudong Development Bank	February 25, 2022	$50,000	1-year	February 25, 2023	2.2%	—	—	50,000	344,851
China Merchants Bank	June 5, 2023	RMB 400,000	1-year	June 4, 2024	3.2%	54,788	400,000	—	—
HSBC Bank	May 4, 2023	RMB 340,000	1-year	May 3, 2024	4.7%	46,570	340,000	—	—
China Industrial Bank	May 30, 2023	RMB 200,000	1-year	May 29, 2024	2.8%	27,394	200,000	—	—
Other short-term debt (5)						27,257	199,000	114,832	792,000
Total short-term debt						328,560	2,398,773	328,969	2,268,905

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	64,376	470,000	75,395	520,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	38,743	282,857	47,847	330,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	42,529	310,500	49,369	340,500
China CITIC Bank	July 29, 2022	RMB480,000	10-year	July 28, 2032	(6)	56,842	415,000	36,537	252,000
Total long-term bank loans						202,491	1,478,357	209,148	1,442,500
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.5% as of September 30, 2023. The loan is secured by BeiGene Guangzhou Factory's land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility's build out. The Company repaid $3,483 (RMB25,000) during the nine months ended September 30, 2023.
2.On January 22, 2020, BeiGene Guangzhou Biologics Manufacturing Co., Ltd.(“BeiGene Guangzhou Factory”) entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory's second land use right and fixed assets placed into service upon completion of the second phase of the Guangzhou manufacturing facility's build out. In connection with the Company's short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2020, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.1% as of September 30, 2023. The Company repaid $1,081 (RMB7,500) during the nine months ended September 30, 2023.
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.9% as of September 30, 2023. The loan is secured by fixed assets placed into service upon completion of the third phase of the Guangzhou manufacturing facility's build out. The Company repaid $3,898 (RMB27,500) during the nine months ended September 30, 2023.
4.In September 2020, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000 (“Senior Loan”), of which $120,000 was designated to fund the purchase of noncontrolling equity interest in BeiGene Biologics Co., Ltd. (“BeiGene Biologics”) from Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) (“GET”) and repayment of the loan provided by GET (“Shareholder Loan”) and $80,000 was designated for general working capital purposes. The Senior Loan had an original maturity date of October 8, 2021, which was the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional 12 month periods. On October 8, 2021, the Company extended the maturity date for twelve months to October 8, 2022 and repurposed the Senior Loan for general working capital purposes. On September 30, 2022, the Company entered into an amendment and restatement agreement with China Minsheng Bank to extend the maturity date to October 9, 2023. In October 2023, the Company repaid the outstanding principal of the Senior Loan in the amount of $150,000.
5.During the years ended December 31, 2022 and 2021, the Company entered into short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB875,000 in aggregate, with maturity dates ranging from December 15, 2022 to May 24, 2023. The Company repaid $109,576 (RMB792,000) and drew down $28,174 (RMB199,000) during the nine months ended September 30, 2023.The weighted average interest rate for the short-term working capital loans was approximately 3.2% as of September 30, 2023. The outstanding principal balance is due in May 2024.
6.In July 2022, the Company entered into a 10-year bank loan agreement with China CITIC Bank to borrow up to RMB480,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The Company drew down $22,502 (RMB163,000) during the nine months ended September 30, 2023. The weighted average loan interest rate was 3.9% as of September 30, 2023. The loan is secured by BeiGene Suzhou Co., Ltd.'s land use right and construction in process.

Line of Credit
On July 28, 2023 (the “Signing Date”), a credit facility agreement (the “Credit Agreement”) was entered into by and between the Company, as the borrower, and China Merchants Bank Co., Ltd., as the lender (the “Lender”). The Credit Agreement provides for a $400 million uncommitted and unsecured credit facility (the “Credit Facility”), pursuant to which each loan issued has a term up to one year, provided that all loans must be repaid within eighteen months of the Signing Date. Loans under the Credit Facility have a floating interest rate based on the secured overnight financing rate plus an applicable margin and are calculated daily from the date the loan is utilized and settled on a quarterly basis. As of September 30, 2023, no borrowings were outstanding under the Credit Agreement.
Interest Expense
Interest expense recognized for the three and nine months ended September 30, 2023 was $6,630 and $16,095, respectively, among which, $11,632 and $12,404 was capitalized, respectively. Interest expense recognized for the three and nine months ended September 30, 2022 was $5,596 and $16,580, respectively, among which, $527 and $2,462 was capitalized, respectively.
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA in the United States China, and other regions, and tislelizumab and pamiparib in China; XGEVA, BLINCYTO and KYPROLIS in China under a license from Amgen; REVLIMID® and VIDAZA® in China under a license from BMS; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product sales for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Product revenue – gross	731,515	398,379	1,908,448	1,036,652
Less: Rebates and sales returns	(136,225)	(48,873)	(349,122)	(121,062)
Product revenue – net	595,290	349,506	1,559,326	915,590
The following table disaggregates net product sales by product for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
BRUKINSA®	357,695	155,495	877,353	388,567
Tislelizumab	144,352	128,206	408,666	320,728
REVLIMID®	14,960	19,046	59,965	60,622
XGEVA®	24,456	18,148	68,621	47,156
POBEVCY®	14,130	9,873	41,894	29,671
BLINCYTO®	14,870	6,214	40,394	27,610
KYPROLIS®	11,101	2,820	27,096	11,225
VIDAZA®	4,320	3,314	11,439	12,260
Pamiparib	1,887	1,266	5,612	5,843
Other	7,519	5,124	18,286	11,908
Total product revenue – net	595,290	349,506	1,559,326	915,590

The following table presents the roll-forward of accrued sales rebates and returns for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
	$	$
Balance at beginning of the period	41,817	59,639
Accrual	349,122	121,062
Payments	(278,683)	(130,811)
Balance at end of the period	112,256	49,890
12. Earnings (Loss) Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Numerator:
Net income (loss)	215,413	(557,556)	(514,155)	(1,558,480)

Denominator:
Weighted average shares outstanding—basic	1,360,716,279	1,345,303,747	1,358,392,470	1,337,976,853
Effect of dilutive securities:
Stock options, restricted stock units and ESPP shares	29,615,554	—	—	—
Weighted average shares outstanding—diluted	1,390,331,833	1,345,303,747	1,358,392,470	1,337,976,853
Basic earnings per share was computed using the weighted-average number of ordinary shares outstanding during the period. For the three months ended September 30, 2023, diluted earnings per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of stock options, restricted stock units and ESPP shares. The dilutive effect of outstanding stock options, restricted stock units and ESPP shares is reflected in diluted net earnings per share by application of the treasury stock method.
For the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
13. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company's initial public offering (“IPO”) on the Nasdaq Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of September 30, 2023, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,822. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.

During the nine months ended September 30, 2023, the Company granted options for 9,710,389 ordinary shares and restricted share units for 32,773,429 ordinary shares under the 2016 Plan. As of September 30, 2023, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 62,526,923 and 67,329,574, respectively. As of September 30, 2023, share-based awards to acquire 37,482,015 ordinary shares were available for future grant under the 2016 Plan.
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
As of September 30, 2023, there were no options or restricted share units for ordinary shares outstanding under the 2018 Plan.
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
As of September 30, 2023, 1,941,075 ordinary shares were available for future issuance under the ESPP.
The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
August 31, 2023	794,144	$207.55	$15.97	$176.42	$13.57	$10,777
February 28, 2023	930,582	$171.10	$13.16	$145.44	$11.19	$10,414
August 31, 2022	861,315	$171.66	$13.20	$145.91	$11.22	$9,667
February 28, 2022	667,160	$210.52	$16.19	$178.94	$13.76	$9,183
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.

The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Research and development	44,150	36,417	124,126	104,382
Selling, general and administrative	51,969	41,759	150,710	120,654
Total	96,119	78,176	274,836	225,036
14. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2022	(62,523)	(9,011)	(5,883)	(77,417)
Other comprehensive (loss) income before reclassifications	(75,732)	8,218	—	(67,514)
Net-current period other comprehensive (loss) income	(75,732)	8,218	—	(67,514)
Balance as of September 30, 2023	(138,255)	(793)	(5,883)	(144,931)
15. Shareholders’ Equity
BMS Settlement
On August 1, 2023, the Company entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with BMS-Celgene and certain of its affiliates relating to the termination of the parties’ ongoing contractual relationships, the previously-disclosed ongoing arbitration proceeding concerning ABRAXANE® (the “Arbitration”), the License and Supply Agreement (“LSA”), the Amended and Restated Quality Agreement (the “QA”), and the Share Subscription Agreement (the “SSA”), entered into by the parties in 2017 and 2018. Pursuant to the Settlement Agreement, the parties agreed to mutually dismiss the Arbitration and BMS-Celgene and its affiliates agreed to transfer 23,273,108 ordinary shares of the Company originally purchased in 2017, in each case subject to and in accordance with the terms and conditions of the Settlement Agreement. In consideration for the shares being returned, the Company agreed to drop its claims pursuant to the Settlement Agreement. Furthermore, the parties agreed to terminate the LSA and QA on December 31, 2023, subject to the Company’s right to continue selling all inventory of REVLIMID and VIDAZA until sold out or December 31, 2024, whichever is earlier. The Settlement Agreement provides for a settlement and release by each party of claims arising from or relating to the Arbitration, the LSA, the QA and the SSA, as well as other disputes and potential disputes between the parties, in each case subject to and in accordance with the terms and conditions of the Agreement. The receipt of the shares occurred on August 15, 2023. The Company recorded a noncash gain upon receipt of $362,917, which represents the fair value on the day the shares were received. The gain was recorded within other income (expense), net in the consolidated statements of operations. The shares were constructively retired as of September 30, 2023. The Company recorded the amount of the cancelled shares in excess of par to additional paid-in capital.
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
Foreign exchange and other regulations in the PRC may further restrict the Company's PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2023 and December 31, 2022, the net assets of the Company’s PRC subsidiaries amounted to $3,825,964 and $3,548,881, respectively.
17. Commitments and Contingencies
Purchase Commitments
As of September 30, 2023, the Company had non-cancellable purchase commitments amounting to $131,693, of which $41,186 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $90,507 related to binding purchase obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
Capital Commitments
The Company had capital commitments amounting to $442,562 for the acquisition of property, plant and equipment as of September 30, 2023, which were mainly for the Company’s Hopewell facility, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and new building for Beijing Innerway Bio-tech Co., Ltd.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of September 30, 2023, the Company's remaining co-development funding commitment was $517,544.
Research and Development Commitment
The Company entered into a long-term research and development agreement in June 2021, which includes obligations to make an upfront payment and fixed quarterly payments over the next three years. As of September 30, 2023, the total research and development commitment amounted to $16,498.
Funding Commitment
The Company had committed capital related to two equity method investments in the amount of $15,053. As of September 30, 2023, the remaining capital commitment was $10,553 and is expected to be paid from time to time over the investment period.
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
Total revenues by geographic area are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
United States- total revenue	398,229	133,431	815,059	347,180
Product revenue	270,084	108,104	632,391	264,373
Collaboration revenue	128,145	25,327	182,668	82,807

China- total revenue	287,935	233,077	831,399	636,241
Product revenue	284,981	233,077	825,809	636,241
Collaboration revenue	2,954	—	5,590	—

Europe- total revenue	85,583	17,995	153,273	46,634
Product revenue	30,664	5,200	76,487	9,205
Collaboration revenue	54,919	12,795	76,786	37,429

Rest of world- product revenue	9,561	3,125	24,639	5,771
Total Revenue	781,308	387,628	1,824,370	1,035,826

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are based on management’s current expectations and projections about future events and trends that may affect the business, financial condition, and operating results. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements often include words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements, include, but are not limited to, statements regarding: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; the regulatory environment and regulatory developments in the United States, China, the United Kingdom (“UK”), Switzerland, the European Union (“EU”) and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into strategic arrangements; our plans and expectations to build significant technical operations and independent production capabilities for small molecule medicines and large molecule biologics to support the global demand for both commercial and clinical supply; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance of our medicines and drug candidates, if approved; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, hiring plans, key milestones, expenses, capital expenditures, capital requirements and share performance; and the future trading price of our ADSs, ordinary shares and RMB Shares, and impact of securities analysts’ reports on these prices. These statements involve risks and uncertainties, including those that are described in “Part II – Item 1A – Risk Factors” of this Quarterly Report, that may cause actual future events or results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, you are cautioned not to give undue weight to this information. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd., a Cayman Islands holding company with operations conducted by its subsidiaries, and its subsidiaries, on a consolidated basis.
Overview
We delivered another strong quarter across our global portfolio, driven by the ongoing successful launch of BRUKINSA® , where we continue to see rapid uptake across all approved indications, including chronic lymphocytic leukemia (CLL).

We have regained the rights to TEVIMBRA® worldwide, which is now approved in the EU and under regulatory review in 10 additional markets. We are now better positioned than ever before to execute on our global growth strategy while steadily improving operating leverage with moderate expense growth.
Key highlights for the third quarter of 2023 are as follows:
•Generated global sales of BRUKINSA of $357.7 million, an increase of 130.0% compared with the prior-year period, as global launch momentum continues across multiple indications, including CLL;
•Received a positive opinion from the European Committee for Health and Medicinal Products (CHMP) of the European Medicines Agency for BRUKINSA for the treatment of adult patients with relapsed or refractory (R/R) follicular lymphoma (FL) who have received at least two prior systematic treatments;
•Received positive guidance from the National Institute for Health and Care Excellence for reimbursement of BRUKINSA on the National Health Service in England and Wales for the treatment of adult patients with R/R CLL;

•Regained global rights to the development, manufacture and commercialization of TEVIMBRA, strengthening the Company’s global portfolio in solid tumors;

•Announced European Commission (EC) approval of TEVIMBRA as monotherapy for the treatment of adult patients with unresectable, locally advanced or metastatic ESCC after prior platinum-based chemotherapy; and

•Announced U.S. Food and Drug Administration (FDA) acceptance for review of a Biologics License Application (BLA) for tislelizumab as a first-line treatment for patients with unresectable, recurrent, locally advanced, or metastatic ESCC with a target action date in July 2024, under the Prescription Drug User Fee Act (PDUFA).
Recent Developments
Recent Business Developments
On October 20, 2023, we announced that the National Institute for Health and Care Excellence of the UK issued a final draft guidance recommending BRUKINSA (zanubrutinib) for the treatment of eligible adult patients with: untreated CLL if there is a 17p deletion or TP53 mutation (high risk) or untreated CLL without a 17p deletion or TP53 mutation, and fludarabine-cyclophosphamide-rituximab or bendamustine plus rituximab is unsuitable and relapsed or refractory CLL.

On October 17, 2023, we announced results from the final analysis of the Phase 3 RATIONALE 305 trial showing tislelizumab plus chemotherapy significantly improved overall survival in the intent-to-treat population as a first-line treatment for patients with advanced gastric or gastroesophageal junction adenocarcinoma.

On October 17, 2023, we announced that the Phase 3 RATIONALE 315 trial met primary endpoints of major pathological response rate and event-free survival for tislelizumab plus chemotherapy in patients with resectable non-small cell lung cancer (“NSCLC”).

On October 13, 2023, we announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency issued a positive opinion recommending approval of BRUKINSA (zanubrutinib), in combination with obinutuzumab for the treatment of adult patients with relapsed or refractory follicular lymphoma who have received at least two prior lines of systemic therapy.

On September 19, 2023, we announced that the European Commission approved TEVIMBRA (tislelizumab) as monotherapy for the treatment of adult patients with unresectable, locally advanced or metastatic ESCC after prior platinum-based chemotherapy. Additionally, the U.S. Food and Drug Administration accepted for review a Biologics License Application for tislelizumab as a first-line treatment for patients with unresectable, recurrent, locally advanced, or metastatic ESCC.

On September 19, 2023, we announced that we entered into a Mutual Termination and Release Agreement with Novartis to regain worldwide rights to develop, manufacture, and commercialize TEVIMBRA.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$595,290	$349,506	$245,784	70.3%	$1,559,326	$915,590	$643,736	70.3%
Collaboration revenue	186,018	38,122	147,896	388.0%	265,044	120,236	144,808	120.4%
Total revenues	781,308	387,628	393,680	101.6%	1,824,370	1,035,826	788,544	76.1%
Expenses
Cost of sales - product	96,309	76,543	19,766	25.8%	274,088	212,953	61,135	28.7%
Research and development	453,259	426,363	26,896	6.3%	1,284,607	1,194,485	90,122	7.5%
Selling, general and administrative	364,421	322,892	41,529	12.9%	1,087,954	948,868	139,086	14.7%
Amortization of intangible assets	1,287	187	1,100	588.2%	1,662	563	1,099	195.2%
Total expenses	915,276	825,985	89,291	10.8%	2,648,311	2,356,869	291,442	12.4%
Loss from operations	(133,968)	(438,357)	304,389	(69.4)%	(823,941)	(1,321,043)	497,102	(37.6)%
Interest income, net	26,649	12,759	13,890	108.9%	57,735	34,261	23,474	68.5%
Other income (expense), net	336,657	(125,640)	462,297	(368.0)%	291,142	(243,290)	534,432	(219.7)%
Income (loss) before income taxes	229,338	(551,238)	780,576	(141.6)%	(475,064)	(1,530,072)	1,055,008	(69.0)%
Income tax expense	13,925	6,318	7,607	120.4%	39,091	28,408	10,683	37.6%
Net income (loss)	$215,413	$(557,556)	$772,969	(138.6)%	$(514,155)	$(1,558,480)	$1,044,325	(67.0)%
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue
Total revenue increased to $781.3 million for the three months ended September 30, 2023, from $387.6 million for the three months ended September 30, 2022, due to an increase in sales of BRUKINSA and tislelizumab, as well as increased sales of our in-licensed products from Amgen. Additionally, collaboration revenue increased due to the recognition of the remaining deferred revenue associated with the Novartis collaborations upon termination of the agreements.
The following table summarizes the components of revenue for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended
	September 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
Product revenue	$595,290	$349,506	$245,784	70.3%
Collaboration revenue:
Material rights revenue	71,980	—	71,980	NM
Research and development service revenue	59,052	9,834	49,218	500.5%
Right to access intellectual property revenue	51,978	26,249	25,729	98.0%
Other	3,008	2,039	969	47.5%
Total collaboration revenue	186,018	38,122	147,896	388.0%
Total Revenue	$781,308	$387,628	$393,680	101.6%

Net product revenues consisted of the following:

	Three Months Ended
	September 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
BRUKINSA®	$357,695	$155,495	$202,200	130.0%
Tislelizumab	144,352	128,206	16,146	12.6%
REVLIMID®	14,960	19,046	(4,086)	(21.5)%
XGEVA®	24,456	18,148	6,308	34.8%
POBEVCY®	14,130	9,873	4,257	43.1%
BLINCYTO®	14,870	6,214	8,656	139.3%
KYPROLIS®	11,101	2,820	8,281	293.7%
VIDAZA®	4,320	3,314	1,006	30.4%
Pamiparib	1,887	1,266	621	49.1%
Other	7,519	5,124	2,395	46.7%
Total product revenue	$595,290	$349,506	$245,784	70.3%
Net product revenue increased 70.3% to $595.3 million for the three months ended September 30, 2023, compared to $349.5 million in the prior-year period, primarily due to continued increases in sales of BRUKINSA globally and tislelizumab in China. In addition, product revenues in the third quarter of 2023 were positively impacted by sales of in-licensed products from Amgen in China. During the quarter ended September 30, 2023, we continued to see increased patient demand in China for tislelizumab and BRUKINSA due to broader reimbursement and increase in market share, and this demand more than offset the effect of the related price reductions.
Global sales of BRUKINSA totaled $357.7 million in the third quarter, representing a 130.0% increase compared to the prior-year period; U.S. sales of BRUKINSA totaled $270.1 million in the third quarter, compared to $108.1 million in the prior-year period, representing growth of 149.8%. U.S. sales continued to accelerate after the approval and launch of BRUKINSA in the first quarter of 2023 for adult patients with CLL and small lymphocytic lymphoma (SLL). BRUKINSA sales in China totaled $47.4 million, representing growth of 20.8% over the prior-year period, driven by increases in all approved indications. BRUKINSA rest of world sales totaled $40.2 million in the third quarter, representing growth of 410.2% compared to the prior-year period, primarily driven by an increase in all approved indications, including CLL and SLL in Europe.
Sales of tislelizumab in China totaled $144.4 million in the third quarter, compared to $128.2 million in the prior-year period, representing a 12.6% increase. In the third quarter, new patient demand from broader reimbursement and hospital listings continued to drive increased market penetration and market share for tislelizumab. We believe that our strategy of expanding our salesforce and hospital listings and continuing to seek expanded labels in broad indications will allow us to continue to increase our market share.
Collaboration revenue totaled $186.0 million for the three months ended September 30, 2023, of which $183.0 million related to the recognition of the remaining deferred revenue associated with the Novartis collaborations upon termination of the agreements, consisting of $59.1 million recognized from deferred R&D service revenue under both the tislelizumab and ociperlimab collaborations, $52.0 million recognized from deferred revenue for Novartis' right to access ociperlimab over the option period prior to termination and $72.0 million recognized from deferred material right revenue associated with the ociperlimab collaboration upon termination. Additionally, $3.0 million was recognized primarily related to the sale of tislelizumab and ociperlimab clinical supply to Novartis and revenue generated under the broad markets marketing and promotion agreement. Collaboration revenue totaled $38.1 million for the three months ended September 30, 2022, of which $9.8 million was recognized from deferred revenue for R&D services performed during the three months ended September 30, 2022 under both the tislelizumab and ociperlimab collaborations and $26.2 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period (see Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
Cost of Sales
Cost of sales increased to $96.3 million for the three months ended September 30, 2023 from $76.5 million for the three months ended September 30, 2022, primarily due to increased product sales of BRUKINSA and tislelizumab, as well as sales of in-licensed products from Amgen in China.

Gross Margin
Gross margin on global product sales increased to $499.0 million for the three months ended September 30, 2023, compared to $273.0 million in the prior-year period, primarily due to increased product sales in the current year period. Gross margin as a percentage of product sales increased to 83.8% for the three months ended September 30, 2023, from 78.1% in the comparable period of the prior year. The increase is primarily due to proportionally higher sales mix of global BRUKINSA compared to lower margin sales of in-licensed products, as well as lower costs per unit for tislelizumab in China.
Research and Development Expense
Research and development expense increased by $26.9 million, or 6.3%, to $453.3 million for the three months ended September 30, 2023 from $426.4 million for the three months ended September 30, 2022. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended
	September 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$126,301	$128,635	$(2,334)	(1.8)%
Upfront license fees	15,000	20,000	(5,000)	(25.0)%
Amgen co-development expense[1]	15,832	25,463	(9,631)	(37.8)%
Total external research and development expenses	157,133	174,098	(16,965)	(9.7)%
Internal research and development expenses	296,126	252,265	43,861	17.4%
Total research and development expenses	$453,259	$426,363	$26,896	6.3%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended September 30, 2023 totaled $31.7 million, of which $15.8 million was recorded as R&D expense. The remaining $15.9 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the third quarter was primarily attributable to a decrease in Amgen co-development expense, external clinical trial costs for TEVIMBRA (tislelizumab) and ZW25 (zanidatamab) and preclinical trial costs for certain assets in our portfolio, partially offset by higher external clinical trial costs for BRUKINSA.
Internal research and development expense increased $43.9 million, or 17.4%, to $296.1 million, and was primarily attributable to the expansion of our global discovery and development organization, as well as our continued efforts to internalize research and clinical trial activities, and included the following:
•$22.8 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$7.7 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed;
•$6.4 million net increase in depreciation, market access, and other expenses;
•$6.0 million increase of consulting fees, which was mainly attributable to activities in the United States and Europe; and
•$1.0 million increase of travel and meeting expenses, which was mainly due to travel normalizing and key conferences in connection with the advancement of our drug candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $41.5 million, or 12.9%, to $364.4 million for the three months ended September 30, 2023, from $322.9 million for the three months ended September 30, 2022. The increase was primarily attributable to the following:
•$39.2 million increase of external commercial-related expenses, including grants and sponsorships, meetings, conferences and seminars, travel expenses, marketing and promotional activities, and market access studies and analytics, related to commercial expansion in the United States and Europe driven by the launch of BRUKINSA in CLL;
•$20.0 million decrease in consulting expenses due primarily to lower external commercial expenses in China;
•$11.5 million increase of employee salary and benefits, primarily attributable to hiring more commercial and medical affairs personnel to support our commercial expansion activities;
•$10.1 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed; and
•$0.7 million increase of professional fees and other administrative expenses.
Interest Income, Net
Interest income, net increased by $13.9 million, or 108.9%, to $26.6 million of net interest income for the three months ended September 30, 2023, from $12.8 million of net interest income for three months ended September 30, 2022. The increase in interest income, net, was primarily attributable to increased interest income resulting from higher interest rates on our cash and short-term investment balances and a decrease in interest expense as a result of higher interest capitalized related to Hopewell construction in process.
Other Income (Expense), Net
Other income, net was $336.7 million for the three months ended September 30, 2023, primarily due to the noncash gain recorded for the receipt of ordinary shares resulting from the BMS settlement and government subsidy income, partially offset by foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB in the period and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries and unrealized losses on our equity investments.

For the three months ended September 30, 2022, other expense, net, was $125.6 million, which was primarily due to foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB in the period and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries and unrealized losses on our equity investments.
Income Tax Expense
Income tax expense was $13.9 million for the three months ended September 30, 2023 as compared to $6.3 million for the three months ended September 30, 2022. The income tax expense for the three months ended September 30, 2023 and 2022 was primarily attributable to current China tax expense due to certain non-deductible expenses and current U.S. tax expense determined after other special tax deductions and research and development tax credits.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue
Total revenue increased to $1.8 billion, or 76.1%, for the nine months ended September 30, 2023, from $1.0 billion for the nine months ended September 30, 2022, primarily due to increased sales of our internally developed products, BRUKINSA and tislelizumab, as well as increased sales of in-licensed products, most notably from the Amgen products. Additionally, collaboration revenue increased due to the recognition of the remaining deferred revenue associated with the Novartis collaborations upon termination of the agreements.

The following table summarizes the components of revenue for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended
	September 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
Product revenue	$1,559,326	$915,590	$643,736	70.3%
Collaboration revenue:
Material rights revenue	71,980	—	71,980	NM
Research and development service revenue	79,432	34,074	45,358	133.1%
Right to access intellectual property revenue	104,475	78,746	25,729	32.7%
Other	9,157	7,416	1,741	23.5%
Total collaboration revenue	265,044	120,236	144,808	120.4%
Total Revenue	$1,824,370	$1,035,826	$788,544	76.1%

Net product revenues consisted of the following:

	Nine Months Ended
	September 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
BRUKINSA®	877,353	388,567	$488,786	125.8%
Tislelizumab	408,666	320,728	87,938	27.4%
REVLIMID®	59,965	60,622	(657)	(1.1)%
XGEVA®	68,621	47,156	21,465	45.5%
POBEVCY®	41,894	29,671	12,223	41.2%
BLINCYTO®	40,394	27,610	12,784	46.3%
KYPROLIS®	27,096	11,225	15,871	141.4%
VIDAZA®	11,439	12,260	(821)	(6.7)%
Pamiparib	5,612	5,843	(231)	(4.0)%
Other	18,286	11,908	6,378	53.6%
Total product revenue	$1,559,326	$915,590	$643,736	70.3%
Net product revenue increased 70.3% to $1,559.3 million for the nine months ended September 30, 2023, compared to $915.6 million in the prior year period, primarily due to increased sales of BRUKINSA in the United States and China and increased sales of tislelizumab in China. In addition, there were increased sales of our in-licensed products from Amgen.
Global sales of BRUKINSA totaled $877.4 million in the nine months ended September 30, 2023, representing a 125.8% increase compared to the prior year period; U.S. sales of BRUKINSA totaled $632.4 million in the nine months ended September 30, 2023, compared to $264.4 million in the prior year period, representing growth of 139.2%. U.S. sales continued to accelerate in the period, driven by the approval and launch of BRUKINSA for adult patients with CLL and SLL. BRUKINSA sales in China totaled $144.0 million in the nine months ended September 30, 2023, representing growth of 31.6% compared to the prior year period, driven by an increase in all approved indications. BRUKINSA rest of world sales totaled $101.0 million in the nine months ended September 30, 2023, representing growth of 602.5% compared to the prior-year period, driven by a significant increase in all approved indications, including CLL and SLL in Europe.
Sales of tislelizumab in China totaled $408.7 million in the nine months ended September 30, 2023, representing a 27.4% increase compared to $320.7 million in the prior year period. In the nine months ended September 30, 2023, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab.
Collaboration revenue totaled $265.0 million for the nine months ended September 30, 2023, primarily related to the recognition of the remaining deferred revenue associated with the Novartis collaborations upon termination of the agreements during the third quarter of 2023. Collaboration revenue for the nine months ended September 30, 2023 consisted of $79.4 million recognized from deferred revenue for R&D services performed during the nine months ended September 30, 2023 under both the tislelizumab and ociperlimab collaborations, $104.5 million recognized from deferred revenue for Novartis' right to access ociperlimab over the option period, $72.0 million recognized from deferred material right revenue associated with the ociperlimab collaboration upon termination and $9.2 million recognized primarily related to the sale of tislelizumab clinical supply to Novartis and revenue generated under the broad markets marketing and promotion agreement. Collaboration revenue totaled $120.2 million for the nine months ended September 30, 2022, of which $34.1 million was recognized from deferred revenue for R&D services performed during the nine months ended September 30, 2022, $78.7 million was recognized from deferred revenue for Novartis' right to access ociperlimab over the option period, and $7.4 million was recognized related to the sale of tislelizumab clinical supply to Novartis (see Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
Cost of Sales
Cost of sales increased to $274.1 million for the nine months ended September 30, 2023 from $213.0 million for the nine months ended September 30, 2022, primarily due to increased product sales of BRUKINSA and tislelizumab as well as sales of in-licensed products from Amgen in China.
Gross Margin
Gross margin on product sales increased to $1.3 billion for the nine months ended September 30, 2023, compared to $702.6 million in the prior year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 82.4% for the nine months ended September 30, 2023, from 76.7% in the comparable period of the prior year. The increase is primarily due to a proportionally higher sales mix of global BRUKINSA compared to lower margin sales of in-licensed products and lower per unit costs for BRUKINSA and tislelizumab, partially offset by the impact of lower selling prices in China from the listing of tislelizumab and BRUKINSA on the updated NRDL.
Research and Development Expense
Research and development expense increased by $90.1 million, or 7.5%, to $1.3 billion for the nine months ended September 30, 2023 from $1.2 billion for the nine months ended September 30, 2022. The following table summarizes external clinical, external non-clinical and internal research and development expense for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended
	September 30,		Changes
	2023	2022	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$384,520	$360,644	$23,876	6.6%
Upfront license fees	15,000	20,000	(5,000)	(25.0)%
Amgen co-development expense[1]	39,106	72,252	(33,146)	(45.9)%
Total external research and development expenses	438,626	452,896	(14,270)	(3.2)%
Internal research and development expenses	845,981	741,589	104,392	14.1%
Total research and development expenses	$1,284,607	$1,194,485	$90,122	7.5%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the nine months ended September 30, 2023 totaled $77.7 million, of which $39.1 million was recorded as R&D expense. The remaining $38.6 million was recorded as a reduction of the R&D cost share liability.
The decrease in external research and development expenses in the nine months ended September 30, 2023 was primarily attributable to decrease in Amgen co-development expense and lower external clinical trial costs for TEVIMBRA (tislelizumab) and ZW25 (zanidatamab), partially offset by increases in external clinical trial costs for BRUKINSA and sonrotoclax (BGB-11417) and preclinical trial costs for certain assets in our portfolio.

Internal research and development expense increased $104.4 million, or 14.1%, to $846.0 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities, and included the following:

•$62.3 million increase of employee salary and benefits, primarily attributable to hiring more research and development personnel to support our expanding research and development activities;
•$19.7 million increase of share-based compensation expense, primarily attributable to our increased headcount of research and development employees, resulting in more awards being expensed related to the growing research and development employee population;
•$21.8 million increase of facilities, depreciation, consulting, regulatory, office expense, rental fees, lab consumables and other expenses to support the growth of our organization, partially offset by a $6.3 million decrease in clinical inventory; and
•$6.9 million increase in meetings, seminars and travel expenses mainly attributable to increased meetings and conferences travel normalizing.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $139.1 million, or 14.7%, to $1.1 billion, for the nine months ended September 30, 2023, from $948.9 million for the nine months ended September 30, 2022. The increase was primarily attributable to the following:
•$73.0 million increase in external commercial-related expenses, including market research, sales and marketing, conference, meeting and seminar and travel related expenses related to the growth of our global commercial organization, including commercial expansion of BRUKINSA in CLL in the United States and Europe, as we continue to build our worldwide footprint and capabilities;
•$35.4 million increase in grants and donations;
•$30.4 million increase of employee salary and benefits, which was primarily attributable to the expansion of our commercial organizations in the United States, Europe, Canada, China and emerging markets, and the hiring of personnel to support our growing business;
•$30.0 million increase of share-based compensation expense, primarily attributable to our increased headcount of sales and administrative employees, resulting in more awards being expensed related to the growing sales and administrative employee population;
•$21.5 million decrease in consulting expenses due primarily to lower external commercial expenses in China; and
•$8.2 million decrease in general and administrative and other expenses primarily attributable to increased legal fees related to increased arbitration activities for the prior nine months period ended September 30, 2022.
Interest Income (Expense), Net
Interest income (expense), net increased by $23.5 million, or 68.5%, to $57.7 million of net interest income for the nine months ended September 30, 2023, from $34.3 million of net interest income for nine months ended September 30, 2022. The increase in interest income was primarily attributable to higher interest rates earned on our cash, cash equivalents and short-term investments and lower interest expense due to an increase in interest capitalization related to Hopewell construction.
Other Income (Expense), Net
Other income, net was $291.1 million for the nine months ended September 30, 2023, primarily due to the noncash gain recorded for the receipt of ordinary shares as a result of the BMS settlement and government subsidy income, partially offset by foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. functional currency subsidiaries and unrealized losses on equity investments.
For the nine months ended September 30, 2022, other expense, net was $243.3 million, which was primarily due to foreign exchanges losses resulting from the strengthening of the U.S. dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. functional currency subsidiaries being greater in the prior-year period. Also contributing to the decrease in expense was decrease in the unrealized loss on our equity investment in Leap Therapeutics.
Income Tax Expense
Income tax expense increased to $39.1 million for the nine months ended September 30, 2023, from $28.4 million for the nine months ended September 30, 2022. The income tax expense for the nine months ended September 30, 2023 and September

30, 2022 was primarily attributable to current China tax expense due to certain non-deductible expenses and current U.S. tax expense determined after other special deductions and research and development tax credits.
Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of September 30, 2023 and December 31, 2022:

	As of
	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$3,080,892	$3,875,037
Short-term investments	$106,989	$665,251
Total debt	$531,051	$538,117
With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, and the current quarter where we recorded a large noncash gain from the BMS settlement and accelerated deferred revenue recognition from the Novartis terminations, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses to support the commercialization of our products and our global operations. We recognized net income of $215.4 million and net loss of $514.2 million for the three and nine months ended September 30, 2023, respectively, and net losses of $557.6 million and $1.6 billion for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $7.6 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities and proceeds from our collaborations. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued.
The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$3,875,037	$4,382,887
Net cash used in operating activities	(935,815)	(1,178,428)
Net cash provided by investing activities	122,588	1,038,587
Net cash provided by financing activities	69,430	91,395
Net effect of foreign exchange rate changes	(50,348)	(133,929)
Net decrease in cash, cash equivalents, and restricted cash	(794,145)	(182,375)
Cash, cash equivalents and restricted cash at end of period	$3,080,892	$4,200,512
Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $935.8 million of cash in the nine months ended September 30, 2023, principally from our net loss of $514.2 million, an increase in our net operating assets and liabilities of $387.6 million, and non-cash charges of $34.1 million.
The increase in net operating assets and liabilities was primarily driven by increased working capital associated with our growth in product sales. The non-cash charges were primarily the result of the BMS termination settlement and amortization of the research and development cost share liability, offset by share-based compensation expense, depreciation and amortization expense.

Operating activities used $1.2 billion of cash in the nine months ended September 30, 2022, which resulted principally from our net loss of $1.6 billion, partially offset by a decrease in our net operating assets and liabilities of $132.6 million and by non-cash charges of $247.5 million. Net loss for the three months ended September 30, 2022 includes $125.6 million of other losses due primarily to the strengthening of the U.S. dollar and the related revaluation of RMB-denominated deposits held by U.S. functional currency subsidiaries.
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
Investing activities provided $122.6 million of cash in the nine months ended September 30, 2023, consisting of sales and maturities of investment securities of $567.5 million, partially offset by capital expenditures of $404.9 million, purchase of IPR&D assets of $15.0 million, purchase of intangible assets of $9.4 million and $15.6 million in purchases of investment securities.
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
Financing activities provided $69.4 million of cash in the nine months ended September 30, 2023, consisting primarily of $22.5 million of net proceeds from long-term bank loans, $162.6 million of proceeds from short-term bank loans and $52.4 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, which were partially offset by $159.6 million in repayments of short-term bank loans and $8.5 million in repayments of long-term bank loans.
Financing activities provided $91.4 million of cash in the nine months ended September 30, 2022, consisting primarily of $163.8 million of proceeds from short-term bank loans, $37.4 million of proceeds from a long-term bank loan and $35.7 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, which were partially offset by $145.4 million in repayment of short-term bank loans.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. We hold a significant amount of RMB-denominated deposits at our China subsidiaries. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances as they are translated into U.S. dollars. The impact of foreign currency deposits being translated into the U.S. dollar negatively impacted ending cash by $50.3 million in the nine months ended September 30, 2023, compared to a negative impact of $133.9 million in the prior-year period.
Future Liquidity and Material Cash Requirements
Until such time, if ever, as we can generate substantial product revenue sufficient to cover our costs and capital investments, we may be required to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, strategic alliances, licensing arrangements, government grants, and other available sources. Under the rules of the SEC, we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. In May 2023, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we may file another shelf registration statement that will be effective for up to three years from filing.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs, ordinary shares, or RMB Shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, and may require the issuance of warrants, which could potentially dilute our investors' ownership interest. If we raise additional funds through collaboration agreements, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our medicines or drug candidates, future revenue streams or research programs, or to grant licenses on terms that may not be favorable to us.
Furthermore, our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, recent and potential future bank failures and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with our current financial resources together with our anticipated receipts of accounts receivable, product sales and royalty revenues.
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of September 30, 2023:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$55,049	$6,981	$48,068
Purchase commitments	131,693	92,654	39,039
Debt obligations	531,052	328,561	202,491
Interest on debt	35,244	11,756	23,488
Co-development funding commitment	517,544	128,989	388,555
Funding commitment	10,553	2,625	7,928
Research and development commitment	16,498	6,004	10,494
Capital commitments	442,562	442,562	—
Total	$1,740,195	$1,020,132	$720,063
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
Purchase Commitments
As of September 30, 2023, non-cancellable purchase commitments amounted to $131.7 million, of which $41.2 million related to minimum purchase requirements for supply purchased from contract manufacturers and $90.5 million related to binding purchase obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $328.6 million. Total long-term debt obligations are $202.5 million. See Note 10 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of September 30, 2023, our remaining co-development funding commitment was $517.5 million.
Funding Commitment
Funding commitment represents our committed capital related to two equity method investments. As of September 30, 2023, our remaining capital commitment was $10.6 million and is expected to be paid from time to time over the investment period.
Research and Development Commitment
We entered into a long-term research and development agreement in June 2021, which includes obligations to make fixed quarterly payments over the next three years. As of September 30, 2023, the total research and development commitment amounted to $16.5 million.
Capital Commitments
We had capital commitments amounting to $442.6 million for the acquisition of property, plant and equipment as of September 30, 2023, which were mainly for our Hopewell facility, and additional capacity at the Guangzhou and Suzhou manufacturing facilities.
We are making a significant investment in our future manufacturing and clinical R&D center in the United States, a 42-acre site that is being constructed in Hopewell, NJ. We purchased this site for $75.2 million, announced its groundbreaking on April 29, 2022 and have $419.5 million of construction in process related to the project. We expect continued significant capital expenditures as we build out the Hopewell facility over the next several years.
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
There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2023, as compared to those described in the section titled “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

For new accounting policies adopted during the three and nine months ended September 30, 2023 , see “Part I – Item 1 – Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest and Credit Risk
Financial instruments that are potentially subject to credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The carrying amounts of cash, cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $3.1 billion and $3.9 billion, restricted cash of $13.6 million and $5.5 million, and short-term investments of $0.1 billion and $0.7 billion as of September 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalent are deposited with various major reputable financial institutions located within or outside the PRC. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unable to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions. On September 30, 2023, our short-term investments consisted of U.S. treasury securities. We believe that the U.S. treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significant increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100-basis point increase or decrease in market interest rates would result in a decrease of $0.2 million or an increase of $0.2 million, respectively, as of September 30, 2023.
We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
We had accounts receivable, net of $309.1 million and $173.2 million as of September 30, 2023 and December 31, 2022, respectively. Accounts receivable, net represent amounts arising from product sales and amounts due from our collaboration partners. We monitor economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 5.5% in the nine months ended September 30, 2023 and depreciated approximately 8.2% in the year ended December 31, 2022, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 30, 2023, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ABRAXANE®

On June 26, 2020, following the suspension and recall of ABRAXANE in China supplied to us by Celgene Logistics Sàrl, a Bristol-Myers Squibb Company (referred to elsewhere in this report as BMS, but for this paragraph only, “BMS-Celgene”), we initiated an arbitration proceeding at the International Chamber of Commerce against BMS-Celgene (the “Arbitration”) asserting that it had breached and continued to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and BMS-Celgene in July 2017 (the “LSA”) and the Amended and Restated Quality Agreement (the “QA” and collectively with the LSA, the “BMS-Celgene License”). Under the BMS-Celgene License, we alleged that BMS-Celgene was obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE to us. In the Arbitration, we sought (i) a declaration that BMS-Celgene was and continued to be in breach of the BMS-Celgene License, (ii) a declaration that BMS-Celgene acted with gross negligence and/or willful misconduct, (iii) an award of damages, and (iv) such other relief as the arbitrators deemed appropriate. BMS-Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $30 million in costs that it contends it incurred as part of the ABRAXANE recall. In October 2021, BMS-Celgene delivered a notice to us purporting to terminate the BMS-Celgene License with respect to ABRAXANE® and providing 180-days' notice that it was withdrawing ABRAXANE from the range of products for sale or distribution in China pursuant to Section 2.6 of the BMS-Celgene License. Thereafter, we amended our claims to add a claim for wrongful termination of the BMS-Celgene License with respect to ABRAXANE. A hearing was held in the Arbitration in June 2022.
Prior to a decision being issued in the Arbitration, on August 1, 2023, we entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with BMS-Celgene and certain of its affiliates relating to the termination of the parties’ ongoing contractual relationship, the Arbitration, the LSA, the QA, and the Share Subscription Agreement (the “SSA”), entered into by the parties in 2017 and 2018. Pursuant to the Settlement Agreement, the parties agreed to mutually dismiss the Arbitration and BMS-Celgene and its affiliates agreed to transfer 23,273,108 of our ordinary shares originally purchased in 2017, in each case subject to and in accordance with the terms and conditions of the Settlement Agreement. We have no payment obligation in exchange for the transferred shares pursuant to the Settlement Agreement. Furthermore, the parties agreed to terminate the LSA and QA on December 31, 2023, subject to our right to continue selling all inventory of REVLIMID® and VIDAZA® until sold out or December 31, 2024, whichever is earlier. The Settlement Agreement provides for a settlement and release by each party of claims arising from or relating to the Arbitration, the LSA, the QA and the SSA, as well as other disputes and potential disputes between the parties, in each case subject to and in accordance with the terms and conditions of the Agreement. The settlement closed on August 15, 2023, and the matter is concluded.
BRUKINSA®

On June 13, 2023, Pharmacyclics LLC (“Pharmacyclics”) filed a complaint in the U.S. District Court for the District of Delaware (the “Court”) against the Company and its subsidiary, BeiGene USA, Inc., alleging that BRUKINSA infringes Pharmacyclics’ U.S Patent No. 11,672,803 issued on June 13, 2023 (the “‘803 patent”). Pharmacyclics seeks a declaration of infringement, unspecified monetary damages and other relief. The Company intends to vigorously defend against the claims.

On October 12, 2023, the Court entered a joint stipulation filed by the parties to stay the infringement suit pending resolution of a petition for post-grant review (“PGR”) of the ‘803 Patent with the U.S. Patent and Trademark Office (“USPTO”) to be filed by the Company by November 3, 2023. On November 1, 2023, the Company filed a PGR petition against the ‘803 Patent with the USPTO.
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
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards (“IRBs”), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site; our inability to reach agreements on acceptable terms with CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly; manufacturing issues, including problems with manufacturing, supply quality, compliance with good manufacturing practice (“GMP”), or obtaining sufficient quantities of a drug candidate for use in a clinical trial or for commercialization; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or not rely on the results of clinical research for various reasons, including noncompliance with regulatory requirements; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our medicines and drug candidates, companion diagnostics or other materials necessary to conduct clinical trials of our drug candidates or commercialization of our medicines may be insufficient or inadequate.
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
Additionally, we are subject to state equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply to healthcare services reimbursed by any third-party payor, not just governmental payors, but also private insurers. These laws are enforced by various state agencies and through private actions. Some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or other voluntary industry codes of conduct that restrict the payments made to healthcare providers and other potential referral sources. Several states and local laws also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and require the registration of pharmaceutical sales representatives. In addition, the approval, commercialization, and other activities for our medicines and drug candidates outside the United States subjects us to non-U.S. equivalents of the healthcare laws such as those mentioned above, among other non-U.S. laws. As with the state equivalents mentioned above, some of these non-U.S. laws may be broader in scope and subject to the discretion of non-U.S. law enforcement authorities, including the Chinese authorities who has recently increased its anti-bribery efforts to reduce improper payments and other benefits received by physicians, staff and hospital administrators in relation to sales, marketing and purchase of pharmaceuticals. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

In the past, we have made grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations and we may make such grants in the future. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Furthermore, there has been increased scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs, and donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments of reimbursement support offerings, clinical education programs and promotional speaker programs. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.
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
Our development activities, regulatory filings and manufacturing operations also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or governments and regulatory authorities in other jurisdictions. If the FDA or other health authorities are delayed or unable to complete required regulatory inspections of our development activities, regulatory filings or manufacturing operations due to government shutdowns, public health crises, or other reasons, or we do not satisfactorily complete such inspections, our business could be materially harmed.

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
In China, the government launched a national program for volume-based, centralized drug procurement with minimum quantity commitments in an attempt to negotiate lower prices from drug manufacturers and reduce the price of drugs. Under the program, one of the key determining factors for a successful bid is the price. The Chinese government will award a contract to the lowest bidders who are able to satisfy the quality and quantity requirements. The successful bidders will be guaranteed a sale volume for at least a year. A volume guarantee gives the winner an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in January 2020, ABRAXANE and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE under the government contract that would have been significantly lower than the price that we had been charging. On March 25, 2020, the NHSA removed ABRAXANE from the volume-based procurement list due to the NMPA’s decision to suspend the importation, sales and use of ABRAXANE, which has adversely impacted our business and results of operations. In August 2020, VIDAZA and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA, which resulted in the drug being restricted from use in public hospitals, which account for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations.
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
In China, however, laws on data exclusivity (referred to as regulatory data protection) are still developing. The PRC Patent Law (as amended in 2020, the “Amended PRC Patent Law”) contains both patent term extension and a mechanism for early resolution of patent disputes. Accordingly, NMPA and the National Intellectual Property Administration (“NIPA”) jointly issued the Implementation Measures for the Early Settlement Mechanism of Drug Patent Disputes (for Trial Implementation). However, the provisions for patent term extension are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and implementation. Until the relevant implementing regulations for patent term extension in the Amended PRC Patent Law are implemented, and until data exclusivity is adopted and implemented, we may be subject to earlier generic or biosimilar competition in China than in the United States and other jurisdictions with stronger regulatory data protection for pharmaceutical products.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, other than periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $7.6 billion and $7.1 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
We expect to continue to incur losses for the foreseeable future, although we expect these losses to decrease in the near term as product sales growth exceeds expense growth. We expect expenses to continue to increase as we continue to expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, commercialize our medicines and launch new medicines, if approved, maintain and expand regulatory approvals, contribute up to $1.25 billion to the global development of a portfolio of Amgen pipeline assets under our collaboration agreement, and commercialize the medicines that we have in-licensed and any other medicines that we may successfully develop or license. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, we will continue to incur costs associated with operating as a public company. We will also incur costs in support of our growth as a global biotechnology company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing our approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If we fail to achieve market acceptance for our medicines or if promising drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research, development, manufacturing and commercialization efforts, expand our business or continue our operations.
We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development of our drug candidates or achieve profitability.
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.5 billion, $1.3 billion and $1.3 billion of net cash during the years ended December 31, 2022, 2021 and 2020, respectively, and used $935.8 million and $1,178.4 million of net cash during the nine months ended September 30, 2023 and 2022, respectively. We recorded negative net cash flows from operating activities in 2022, 2021 and 2020 primarily due to our net losses of $2.0 billion, $1.5 billion and $1.6 billion, respectively. We cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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

As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At September 30, 2023, we had approximately $616.8 million invested in government money market funds, $107.0 million invested directly in U.S. Treasury securities, and $42.3 million invested in time deposits. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.

The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $3.1 billion, $3.9 billion and $4.4 billion, restricted cash of $13.6 million, $5.5 million and $7.2 million and short-term investments of $107.0 million, $665.3 million and $2.2 billion as of September 30, 2023, December 31, 2022 and 2021, respectively, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unable to claim our deposits back in full.
As of September 30, 2023 and December 31, 2022, our short-term investments consisted of U.S. Treasury securities. Although we continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
Risks Related to Our Intellectual Property
*If we are unable to obtain and maintain patent protection for our medicines and drug candidates through intellectual property rights, or if the scope of such intellectual property rights is not sufficiently broad, third parties may compete against us.
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
In addition, under the PRC Patent Law, an organization or individual that wishes to apply for a patent in a foreign country for an invention or utility model conceived in China is required to report to the NIPA for security examination of such invention or utility model before applying for the patent in the foreign jurisdiction. Otherwise, the organization or individual may lose the patent right to the invention or utility model in China.
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
Furthermore, although various extensions may be available, the life of a patent and the protection it affords, is limited. For example, we may face competition from generic medications for our approved medicines even if we successfully obtain patent protection. Manufacturers of generic drugs may challenge the scope, validity or enforceability of our patents, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. The issued patents and pending patent applications, if issued, for our medicines and drug candidates are expected to expire on various dates as described in “Part I-Item 1-Business-Intellectual Property” of our Annual Report. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.
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
In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA, BLINCYTO and KYPROLIS and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In January 2021, we entered into a collaboration and license agreement with Novartis Pharma AG (“Novartis”), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in North America, Japan, the EU, and six other European countries, but that agreement was terminated in September 2023, pursuant to a mutual termination and release agreement, whereby we regained full, global rights to develop, manufacture and commercialize tislelizumab. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan, but that agreement was terminated in July 2023, pursuant to a mutual termination and release agreement, whereby we regained full, global rights to develop, manufacture and commercialize ociperlimab.

Our strategic collaborations involve numerous risks. We cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaborations. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations for their commercial products in China, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the license agreement in 2017, was terminated in June 2019 in advance of the acquisition of Celgene by BMS, and we received a termination notice in October 2021 to terminate our license agreement for ABRAXANE in China. Similarly, we recently mutually terminated our agreement with Novartis regarding rights to develop, manufacture and commercialize both tislelizumab and ociperlimab.
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
Regulatory authorities around the world have implemented industry-specific laws and regulations that affect the collection and transfer of personal data. For example, in China, the Regulation on the Administration of Human Genetic Resources (“HGR” and, such regulation, the “HGR Regulation”) promulgated by the State Council applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such materials to foreign parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by foreign entities and individuals from sampling or biobanking any China HGR in China and require approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross-border transfer of HGR material is required, and transfer of China HGR data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that foreign parties ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. The Implementing Rules for the HGR Regulation (the “HGR Implementing Rules”) and additional issued guidance has clarified many areas of the HGR Regulation, including: data covered excludes gene-irrelevant clinical data, image data, protein data, and metabolic data; “actual control” by foreign parties includes not only being controlled through equity interests but also investment or contractual arrangements; companies incorporated in Hong Kong Special Administration Region (“SAR”) and Macau SAR but essentially controlled by Chinese domestic entities are not foreign parties; foreign entities operating the electronic data capture system for an in-China trial are not foreign parties; if foreign entities do not substantively participate in gene-related scientific studies, nor obtain any study data, then such studies are not subject to HGR Regulation; and human urine, feces, blood plasma, and blood serum are not regarded as HGR materials. For information about applications under the HGR Regulation for clinical studies in China that are part of the Amgen - BeiGene Collaboration, see the risk factor entitled “If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.”
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
*Our information technology systems, or those used by our contractors or collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization efforts.
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
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we and our third-party vendors have on occasion experienced, and will continue to experience, threats to our or their data and systems, including malicious codes and viruses, phishing, email compromise attacks, ransomware, or other cyber-attacks. For example, one of our third-party vendors experienced a business email compromise which results in us sending payment to a fraudulent bank account. Funds were successfully recovered in this case, but it is possible that to the extent a similar future event occurs, funds will not be recoverable. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, we could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. It is possible that the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our remote working environment, which may be less secure and more susceptible to hacking attacks. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our contractors and collaborators, as well as our and their efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruptions, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, ransomware, industrial espionage attack or insider threat attack that could adversely affect our business and operations and/or result in the loss or exposure of critical, proprietary, private, confidential or otherwise sensitive data, which could result in financial, legal, business or reputational harm to us.
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
*Our financial and operating performance may be adversely affected by government shutdowns, public health crises, natural catastrophes, or other business interruptions outside of our control.
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
Our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the United States; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the United States under the jurisdiction of the CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. In addition, in 2017 the United Kingdom Financial Conduct Authority (“UKFCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it would no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator. Following June 30, 2023, the UKFCA ceased to publish one month, three month and six month USD LIBOR settings. In the United States, the Alternative Reference Rate Committee (“ARRC”), a steering committee assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference rates to replace LIBOR. The AARC selected, and the Federal Reserve Bank of New York has recommended, the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight United States treasury market. LIBOR and SOFR have significant differences: LIBOR was an unsecured lending rate and SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR is a forward-looking rate that reflected term rates at different maturities. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and as such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
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
Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced by economic, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement and oversight upon foreign exchange. While China's economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government oversight of capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to manage the pace of economic growth and prevent the economy from overheating. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.
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
Furthermore, in July 2021, the PRC government provided guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. In February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines which became effective as of March 31, 2023. According to the Overseas Listing Trial Measures, where Chinese companies that have directly or indirectly listed securities in overseas markets conduct follow-on offering of equity securities in such overseas markets, they shall fulfill the filing procedures with and report relevant information to the CSRC. As the Overseas Listing Trial Measures have recently been promulgated and are subject to changes and may continue to evolve, we cannot assure you that we would not be deemed as an indirect overseas listed Chinese company under the Overseas Listing Trial Measures. If we are deemed as an indirect overseas listed Chinese company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or follow relevant reporting requirements thereunder, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. See also the section of our Annual Report titled “Part I —Item 1 — Business — Government Regulation – PRC Regulation – Regulations Relating to Overseas Listing”. We are currently evaluating the implications and potential impact of the Overseas Listing Trial Measures and will continue to closely monitor the interpretation and implementation of the Overseas Listing Trial Measures. Due to our operations in China and stock listings in and outside of China, the Overseas Listing Trial Measures and any future PRC, U.S. or other rules and regulations that place restrictions on capital raising could adversely affect our business and results of operations and could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors, and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless.
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

Furthermore, China's legal system is still developing. The laws, rules and regulations are subject to interpretation and enforcement by PRC regulatory agencies and courts. In particular, on account of the relatively new implementation of certain laws, rules and regulations, the non-precedential nature of court decisions, and the discretion such laws, rules and regulations give to the relevant regulator in enforcement, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent. In addition, the legal system is based in part on government policies and rules which may quickly be amended from time to time. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
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

There are uncertainties with respect to the interpretation and implementation of the Securities Opinions and the Overseas Listing Trial Measures. The PRC government may promulgate relevant laws, rules and regulations to impose additional obligations and liabilities on overseas listed China-based companies regarding data security, cross-border data flow, and compliance with China’s securities laws. As a company with operations in China and stock listings in and outside of China, it is uncertain whether or how these laws, rules and regulations and their interpretation and implementation may affect us. However, among other things, our ability to obtain external financing through the issuance of equity securities overseas could be adversely affected if restrictions on overseas fundraising are imposed on companies like us.
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
Furthermore, in February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, which took effect on March 31, 2023, requiring Chinese companies that have already directly or indirectly offered and listed securities in overseas markets to fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. The Overseas Listing Trial Measures may continue to evolve. We may have to go through the filing process for any follow-on offerings we conduct on the NASDAQ Global Select Market or Hong Kong Stock Exchange within three working days of the completion of our follow-on offerings. If we fail to complete a filing with the CSRC for any of our follow-on offerings, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of September 30, 2023 and December 31, 2022, these restricted assets totaled $3.8 billion and $3.5 billion, respectively.
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
The PRC government may continue to strengthen its oversight of capital flow, and more regulations and substantial vetting process may be put forward by the SAFE for cross-border transactions. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.
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
*Regulations on currency exchange may limit our ability to utilize our revenue effectively.
The PRC government exerts oversight on the conversion of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. A portion of our revenue is denominated in RMB. Shortages in availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign currency denominated obligations. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, our PRC subsidiaries may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. Since a portion of our revenue is denominated in RMB, any existing and future regulations on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of the PRC or pay dividends in foreign currencies to holders of our ordinary shares and the ADSs. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities or designated banks. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

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
Chinese authorities have become increasingly active in enforcing laws affecting the pharmaceutical industry. Specifically, the Chinese authorities have recently increased anti-bribery efforts to address improper payments and other benefits received by physicians, staff and hospital administrators in connection with the sales, marketing and purchase of pharmaceuticals products. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. Reports of what have come to be viewed as significant quality-control failures by Chinese vaccine manufacturers have led to enforcement actions against officials responsible for implementing national reforms favorable to innovative drugs (such as ours). While not directly affecting us, this macro-industry event could cause state or private resources to be diverted away from fostering innovation and be redirected toward regulatory enforcement, which could adversely affect our research, development, manufacturing and commercialization activities and increase our compliance costs.
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

As of November 1, 2023, 1,359,497,624 ordinary shares, par value $0.0001 per share, were outstanding, of which 871,833,599 ordinary shares were held in the form of 67,064,123 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 54% of our outstanding ordinary shares as of November 1, 2023. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
(c)
There were no trading arrangements for the purchase or sale of our securities entered into, modified or terminated by our directors or officers during the quarterly period covered by this report.
Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1#
Settlement and Termination Agreement, dated as of August 1, 2023, by and between the Registrant, BeiGene Switzerland GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Celgene Switzerland LLC, Celgene Kappa Holdings LLC, Celgene Holdings East Corporation and Celgene Logistics Sàrl
X
10.2#	Mutual Termination and Release Agreement, dated September 17, 2023, by and between BeiGene Switzerland GmbH and Novartis Pharma AG	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

# Certain portions of the exhibit have been omitted by means of redacting a portion of the text and replacing it with “[…***…]”, because they are both (i) not material and (ii) the type of information that the Registrant treats as private or confidential.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: November 9, 2023	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Julia Wang
Julia Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)