Form 10-K
period 2023-12-31
BeiGene, Ltd.
filed 2024-02-26
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
*Included in connection with the registration of the American Depositary Shares (“ADSs”) with the U.S. Securities and Exchange Commission. The ordinary shares are not listed for trading in the United States but are listed for trading on The Stock Exchange of Hong Kong Limited (“HKEx”).
Securities registered pursuant to Section 12(g) of the Act: The RMB shares are ordinary shares of the registrant issued to permitted investors in the People’s Republic of China and listed and traded on the STAR Market in Renminbi. The RMB shares are not listed for trading in the United States or on the HKEx and are not fungible with the ordinary shares listed on the HKEx or the ADSs representing the ordinary shares listed on NASDAQ, and in no event will any RMB shares be able to be converted into the ordinary shares listed on the HKEx or the ADSs listed on NASDAQ, or vice versa.
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. :

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of ADSs, each representing 13 ordinary shares, held by non‑affiliates of the registrant was approximately $10.5 billion, based upon the closing price of the registrant’s ADSs on the NASDAQ Global Select Market on June 30, 2023.

As of February 14, 2024, 1,359,513,224 ordinary shares, par value $0.0001 per share, were outstanding, of which 861,019,991 ordinary shares were held in the form of 66,232,307 ADSs, and 115,055,260 were RMB shares.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10‑K.

BeiGene, Ltd.
Annual Report on Form 10‑K

Forward‑Looking Statements and Market Data
This Annual Report on Form 10‑K (the “Annual Report”) contains forward‑looking statements that involve substantial risks and uncertainties. These forward-looking statements are based on management’s current expectations and projections about future events and trends that may affect the business, financial condition, and operating results. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected growth, are forward‑looking statements. Forward-looking statements often include words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or similar expressions. These forward‑looking statements include, among other things, statements about:
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
•the regulatory environment and regulatory developments in the United States, China, the United Kingdom, Switzerland, the European Union and other jurisdictions in which we operate;
•the accuracy of our estimates regarding expenses, revenues, including collaboration revenue, capital requirements and our need for additional financing;
•the potential benefits of strategic collaboration and licensing agreements and our ability to enter into and maintain strategic arrangements;
•our construction and operation of independent production facilities for small molecule medicines and large molecule biologics, as well as clinical R&D facilities, to support the global demand for both commercial and clinical supply;
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
•statements regarding future revenue, key milestones, expenses, capital expenditures, capital requirements and share performance; and
•the future trading price of our American Depositary Shares (“ADSs”) listed on NASDAQ, our ordinary shares listed on HKEx, and our ordinary shares issued to permitted investors in China and listed and traded on the STAR in Renminbi (“RMB Shares”), as well as the impact of securities analysts’ reports on these prices.
These statements involve risks and uncertainties, including those that are described in “Item 1A. Risk Factors” of this Annual Report, that may cause actual future events or results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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
Item 1. Business
Overview
We are a global oncology company discovering and developing innovative treatments that are more accessible and affordable to cancer patients worldwide. We generated global revenue of approximately $2.5 billion in 2023, which increased by approximately $1.0 billion, while reducing our net loss by approximately $1.1 billion in comparison to 2022.
We currently have three approved medicines that were internally discovered and developed, including BRUKINSA®(zanubrutinib), a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers; TEVIMBRA® (tislelizumab), an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and PARTRUVIX® (pamiparib), a selective small molecule inhibitor of PARP1 and PARP2. We have obtained approvals to market BRUKINSA in the United States (“U.S.”), the People’s Republic of China (“China” or the “PRC”), the European Union (“EU”), the United Kingdom (“UK”), Canada, Australia, and additional international markets; TEVIMBRA (tislelizumab) in the EU and China; and PARTRUVIX in China. By leveraging our strong commercial capabilities, we have in-licensed the rights to distribute an additional 14 approved medicines for the China market. Supported by our global clinical development and commercial capabilities, we have entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (“Amgen”) and Beijing Novartis Pharma Co., Ltd. (“Novartis”) to develop and commercialize innovative medicines.
We are committed to advancing best- and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Recognizing the importance of clinical trial activities in our industry and the challenges associated with outsourcing to third-party contract research organizations (“CROs”), we have built our own 3,000+ person internal clinical team and are largely CRO-free. We have conducted more than 130 clinical trials in-house, with over 22,000 subjects enrolled in approximately 45 regions. This includes more than 40 pivotal or potentially registration-enabling trials across our portfolio.
We have built, and are expanding, our internal manufacturing capabilities. We are building a commercial-stage biologics manufacturing and clinical R&D center at the Princeton West Innovation Park in Hopewell, New Jersey (the “Hopewell facility”), in addition to our existing state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demands of our medicines. We also work with high quality contract manufacturing organizations (“CMOs”) to manufacture our internally developed clinical and commercial products.
Since our inception in 2010, we have become a fully integrated global organization of over 10,000 employees worldwide, primarily in the U.S., China, and Europe.

Our Holding Company Structure
We are a holding company incorporated in the Cayman Islands with operations primarily conducted through our subsidiaries in the U.S., China, UK, Switzerland, and Australia. The following diagram depicts a summary of our corporate structure. Our corporate structure contains no variable interest entities.
Our Strategy
We were founded with the vision to create an integrated biopharmaceutical company to address challenges in the pharmaceutical industry, creating impactful medicines that will be affordable and accessible to far more patients around the world. We have made significant progress towards accomplishing this vision over our first 13 years and have five strategic competitive advantages positioning us for success both near- and long-term:
1.We have built a substantial global development and medical affairs team of 3,000+ people on five continents, allowing us to run clinical trials predominantly without reliance on CROs. Clinical development accounts for over 75% of the cost and most of the time to develop a medicine. We believe that by fully integrating these capabilities, we can create a strategic competitive advantage. By retaining clinical development activities internally, we can decrease the costs of our trials, increase enrollment speed, and leverage technology to ensure quality and consistency across trials and clinical sites. It also allows us to become more inclusive in the location and number of clinical sites to help improve the diversity of patients in our trials. Our demonstrated ability to complete large-scale, multi-regional clinical trials is one of our most important strategic competitive advantages and addresses an immense challenge in the pharmaceutical industry.
2.We have built one of the world’s largest, most productive and cost-effective oncology research teams with 1,100+ scientists. Their efforts have been validated by commercial approvals, clinical data, and collaborations that have secured $1.5 billion in collaboration payments to the company. We have successfully developed three commercially approved medicines from our internal discovery engine, including BRUKINSA and TEVIMBRA. We design each research program with a differentiated biological hypothesis or a first-in-class mechanism of action. Our lead medicine, BRUKINSA, has demonstrated superiority for both progression-free survival and overall response rate versus ibrutinib in relapsed or refractory (“R/R”) chronic lymphocytic leukemia (“CLL”). Our broad pipeline also includes internally developed products with the potential to be best-in-class or first-in-class, including sonrotoclax (our BCL-2 inhibitor) and BGB-16673 (a BTK-targeted CDAC) that have both demonstrated their potential with early data. Our pipeline also includes many early-stage assets for targets including, pan-KRAS, PRMT5, CDK4, CDK2, B7H3 ADC, CEA-ADC, B7H4-ADC, MUC1 x CD16A bispecific antibody (“BsAb”), and Claudin6 x CD3 BsAb. We have invested in technology platforms, including CDAC protein degraders, bispecific antibodies, tri-specific antibodies, ADCs, cell therapies, and mRNA. Our research and innovation capabilities will ensure we discover high-quality and impactful medicines for patients.

3.We have built a strong commercial portfolio, centered around two foundational medicines, BRUKINSA and TEVIMBRA, that are primary revenue sources and support the development of our future pipeline and additional combination therapies. Our hematological franchise is led by BRUKINSA, which is supported by a broad clinical program with over 5,000 patients in 37 trials in 29 markets. We ran two extensive head-to-head studies versus ibrutinib with over 800 patients enrolled. We are the first and only BTK inhibitor to demonstrate superior efficacy versus ibrutinib, and the data from the head-to-head ALPINE trial were selected for the prestigious late-breaker session at the American Society of Hematology (“ASH”) meeting in late 2022, with simultaneous publication in The New England Journal of Medicine. Based on the pooled safety data generated from our trials, we have shown a very favorable safety profile, especially when compared to ibrutinib in cardiovascular safety, including atrial fibrillation, ventricle arrhythmia, and hypertension. In December 2023, the U.S. Food and Drug Administration (“FDA”) approved a label update for BRUKINSA to include superior progression-free survival (“PFS”) results from the Phase 3 ALPINE trial comparing BRUKINSA against IMBRUVICA in previously treated patients with R/R CLL. We believe the differentiation of BRUKINSA has been recognized by the market and global BRUKINSA sales increased 128.5% in 2023 vs. 2022. BRUKINSA allows us to build a strong position in heme-oncology and we plan to solidify our leadership in CLL with sonrotoclax (BCL2i) and our BTK-CDAC while amplifying our impact in other B-cell malignancies with progressive treatment strategies such as fixed duration and rational sequencing. Our solid tumor franchise is led by our anti-PD-1 monoclonal antibody, TEVIMBRA, which is currently approved in China in twelve indications and has achieved the commercial market leader position in China in the PD-1/PDL-1 class. Outside of China, TEVIMBRA has been approved in Europe and South Korea and we anticipate U.S. approval on or before July 2024 for first-line ESCC. With TEVIMBRA and the potentially best-in-class or first-in-class pipeline assets targeting pan-KRAS, PRMT5, CDK4, CDK2, B7H3 ADC, CEA-ADC, B7H4-ADC, MUC1 x CD16A BsAb, and Claudin6 x CD3 BsAb, we are well-positioned to build our solid tumor business and deliver innovative therapies and combinations to patients.
4.We have a differentiated global commercial organization of over 3,700 people to deliver medicines to patients around the globe, including over 500 in North America and Europe. In North America, our team continues to grow BRUKINSA sales following the approvals in the U.S. and Canada for CLL and small lymphocytic lymphoma (“SLL”) indications in 2023. In China, the commercial team is marketing 17 internally developed and licensed medicines across solid tumors and hematology. BRUKINSA and TEVIMBRA continue to strengthen market leadership positions in China in the BTKi and PD-1/PDL-1 classes, respectively. Altogether, BRUKINSA has been approved in more than 65 markets, with additional filings pending or planned. We reacquired the global rights of TEVIMBRA from Novartis in 2023 upon bilateral agreement. TEVIMBRA received approval from EMA and South Korea and additional approvals and filings are pending or planned. Our strategy is to commercialize our medicines broadly throughout the world. Our commercial capabilities have expanded into the Asia Pacific, Latin America and Middle East regions through our affiliates or distribution partners. We have built a global commercial organization that will drive the delivery of highly effective and differentiated medicines to patients around the globe and will continue to collaborate with business partners to bridge health inequities.
5.We have financial strength. In a time when the cost of capital has risen, we are well positioned financially. We had cash and cash equivalents of $3.2 billion as of December 31, 2023. We already have substantial product revenue of $2.2 billion including from our cornerstone assets, which we expect to continue to grow significantly in 2024 and beyond. We expect product revenue growth to outpace our operating expense growth, which will allow us to continue to improve our operating leverage and cash flow. We will continue to be thoughtful and strategic in how we deploy our capital, and we are committed to generating long-term value for our shareholders.

Our Commercial and Registration Stage Products
The following table summarizes the status of our commercial products as of February 26, 2024:

PRODUCT	LEAD INDICATIONS	MECHANISM OF ACTION	REGULATORY STATUS	BEIGENE COMMERCIAL RIGHTS	PARTNER
	U.S.: CLL/SLL, R/R MCL[1], WM & R/R MZL[1]; China: R/R MCL[2], R/R CLL/SLL, TN CLL/SLL, R/R WM & TN WM; EU3: WM, R/R MZL, R/R CLL/SLL, R/R FL	BTK inhibitor	Approved in more than 65 markets, incl. U.S., China, EU, and other markets	Global	N/A
	China: 1L squamous and non-squamous NSCLC/ 2/3 L NSCLC/ R/R classical hodgkin’s lymphoma2 / 2/3 L HCC2/ R/R PD-L1+ UC2, MSI-H or dMMR solid tumors, 2L ESCC, 1L NPC, 1L GC/GEJC, 1L ESCC, 1L HCC; EU: 2L ESCC	Anti-PD-1 antibody	Approved in China, EU4, and 3 other markets; BLA accepted in U.S.[4]	Global	N/A
	3L BRCA-mutated ovarian cancer[2]	PARP inhibitor	Approved in China	Global	N/A
	Giant cell tumor of bone / Skeletal related events (SREs)[8]	Anti-RANK ligand antibody	Approved in China	Mainland China
	R/R acute lymphocytic leukemia	Anti-CD19 x anti-CD3 bispecific T-cell engager (BiTE)	Approved in China	Mainland China
	R/R multiple myeloma[8]	Proteasome inhibitor	Approved in China	Mainland China
	R/R adult multiple myeloma, newly diagnosed multiple myeloma, previously treated follicular lymphoma	Anti-angiogenesis, immuno-modulation	Approved in China	Mainland China[9]
	Myelodysplastic syndromes, acute myeloid leukemia, chronic myelomonocytic leukemia	DNA hypomethylation	Approved in China	Mainland China[9]
	Idiopathic multicentric Castleman disease	IL-6 antagonist	Approved in China	Greater China
	High-risk neuroblastoma[2]	Anti-GD2 antibody	Approved in China	Mainland China
POBEVCY® (Avastin biosimilar)	Colorectal, lung, glioblastoma, ovarian, fallopian tube or primary peritoneal, and cervical cancers	Anti-VEGF antibody	Approved in China	Greater China
BAITUOWEI® (goserelin microspheres for injection)	Breast and prostate cancers	Gonadotropin-releasing hormone (GnRH) agonist	Approved in China	Mainland China
TAFINLAR® (dabrafenib)	NSCLC[5], melanoma	BRAF inhibitor	Approved in China	China Broad Markets[7]
MEKINIST® (trametinib)	NSCLC[5], melanoma	MEK inhibitor	Approved in China	China Broad Markets[7]
VOTRIENT® (pazopanib)	Advance renal cell carcinoma	VEGFR inhibitor	Approved in China	China Broad Markets[7]
AFINITOR® (everolimus)	Advanced renal cell carcinoma[6], NET, SEGA & breast cancers	mTOR inhibitor	Approved in China	China Broad Markets[7]
ZYKADIA® (ceritinib)	ALK + NSCLC	ALK inhibitor	Approved in China	China Broad Markets[7]

1. Approved under accelerated approval. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. 2. Conditionally approved. Full approval for these indications is contingent upon results from ongoing randomized, controlled confirmatory clinical trials. 3. The approval is applicable to all 27 EU member states, plus Iceland, Lichtenstein and Norway. 4. U.S.: For patients with unresectable recurrent locally advanced or metastatic ESCC after prior systemic therapy, and as a first-line treatment for patients with unresectable, recurrent, locally advanced, or metastatic ESCC. EU: Accepted for review for patients with NSCLC including: locally advanced or metastatic NSCLC after prior chemo, in combination with chemotherapy for 1L advanced or metastatic squamous NSCLC, and in combination with chemotherapy for 1L locally advanced or metastatic non-squamous NSCLC with no EGFR or ALK positive mutations. 5. TAFINLAR, in combination with MEKINIST, is indicated for the treatment of patients with metastatic NSCLC with BRAF V600E mutation as detected by an FDA-approved test. 6. Following progression on or after vascular endothelial growth factor (VEGF)-targeted therapy. 7. Rights to promote and market in China’s broad markets pursuant to a Market Development Agreement with an affiliate of Novartis Pharma AG. 8. Conditionally approved. Full approval of any particular indication will depend on the results of required post-marketing study(ies) in China. 9. As part of the settlement agreement with BMS, the license and supply agreement covering REVLIMID and VIDAZA was terminated as of December 31, 2023, subject to our right to continuing selling inventory until it is sold out or December 31, 2024.
Abbreviations: ALK = anaplastic lymphoma kinase; BLA = Biologics License Application; BRAF = B-rapidly accelerated fibrosarcoma; CLL = chronic lymphocytic leukemia; EGFR = epidermal growth factor receptor; ESCC = esophageal squamous cell carcinoma; GC = gastric cancer; GEJC = gastroesophageal junction cancer; HCC = hepatocellular carcinoma; MAA = marketing authorization application; MCL = mantle cell lymphoma; MEK = mitogen-activated protein kinase (MAPK) / Extracellular-signal regulated kinase (ERK); mTOR = Mammalian target of rapamycin; MZL = marginal zone lymphoma; NET= neuroendocrine tumor; NPC = nasopharyngeal cancer; NSCLC = non-small cell lung cancer; R/R = relapsed / refractory; SEGA= subpendymal giant cell astrocytoma; SLL = small lymphocytic lymphoma; UC = urothelial carcinoma; VEGFR = vascular endothelial growth factor receptor; WM = Waldenström’s macroglobulinemia
Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenue by product.
We commercialize the following internally developed cancer medicines:
BRUKINSA
BRUKINSA is a next-generation small molecule inhibitor of BTK designed to maximize BTK occupancy and minimize off-target binding effects. It is an orally active inhibitor that covalently binds to BTK, resulting in irreversible inactivation of the enzyme.
We are marketing BRUKINSA in the U.S., China, Europe, the UK, Canada, Australia, and other markets.
In the U.S., BRUKINSA received accelerated approval as a treatment for mantle cell lymphoma (“MCL”) in adult patients who have received at least one prior therapy (November 2019), and has since also been approved for patients with Waldenström’s macroglobulinemia (“WM”) and R/R marginal zone lymphoma (“MZL”) who have received at least one anti-CD20-based regimen. The MCL and MZL indications were approved under accelerated approval based on overall response rate. Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial. In January 2023, BRUKINSA was approved by the U.S. FDA for the treatment of adult patients with CLL or SLL. In December 2023, the FDA approved a label update for BRUKINSA to include superior progression-free survival (“PFS”) results from the Phase 3 ALPINE trial comparing BRUKINSA against IMBRUVICA in previously treated patients with R/R CLL. The FDA is currently reviewing a supplemental new drug application (“sNDA”) submission for BRUKINSA in R/R follicular lymphoma (“FL”) with a Prescription Drug User Free Act date in March 2024.
In Europe, BRUKINSA has received approval from the European Commission (“EC”) for the treatment of adult patients with WM who have received at least one prior therapy or for the first-line treatment of patients unsuitable for chemo-immunotherapy, as well as for the treatment of patients with R/R MZL and for the treatment of patients with CLL. In November 2023, the EC approved BRUKINSA in combination with obinutuzumab for the treatment of adult patients with R/R FL who have received at least two prior lines of systemic therapy. BRUKINSA is now approved to treat more patient populations in the EU than any other BTK inhibitor.
In China, BRUKINSA has received approval from the China National Medical Products Administration (“NMPA”) for treatment-naïve adults with CLL or SLL, treatment-naïve adults with WM, R/R CLL/SLL, R/R WM, and conditional approval for adult patients with MCL who have received at least one prior therapy. Currently, all five approved indications for BRUKINSA are included in the updated National Reimbursement Drug List (“NRDL”) by the China National Healthcare Security Administration (“NHSA”).
BRUKINSA is approved across several indications in more than 65 markets as of February 2024.

Market Opportunity
Lymphomas are blood-borne cancers involving lymphatic cells of the immune system. They can be broadly categorized into non-Hodgkin’s lymphoma and Hodgkin’s lymphoma. In 2022, estimated global revenues for BTK inhibitors were approximately $8.5 billion according to published reports. Global revenues are projected to be more than $15 billion in 2028, according to published reports. Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for BRUKINSA net revenue generated in 2022 and 2023.
TEVIMBRA (tislelizumab)
TEVIMBRA is a humanized IgG4 monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 (“PD-1”) that we specifically designed to minimize binding to Fc receptor gamma (“FcγR”), which is believed to play an essential role in activating phagocytosis in macrophages, to minimize its negative impact on T effector cells.
Tislelizumab is approved in China in twelve indications:
•full approval for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma with high PD-L1 expression in combination with fluoropyrimidine and platinum chemotherapy;
•for first-line treatment of patients with advanced squamous non-small cell lung cancer (“NSCLC”) in combination with chemotherapy;
•for first-line treatment of patients with advanced non-squamous NSCLC in combination with chemotherapy;
•for second- or third-line treatment of patients with locally advanced or metastatic NSCLC who progressed on prior platinum-based chemotherapy;
•for the treatment of patients with locally advanced or metastatic esophageal squamous cell carcinoma (“ESCC”) who have disease progression following or are intolerant to first-line standard chemotherapy;
•for first-line treatment of patients with locally advanced or metastatic ESCC in combination with chemotherapy;
•for first-line treatment of patients with recurrent or metastatic nasopharyngeal cancer (“NPC”);
•for first-line treatment of patients with unresectable or metastatic hepatocellular carcinoma (“HCC”);
•for the treatment of patients with HCC who have received at least one systemic therapy;
•conditional approval for the treatment of patients with classical Hodgkin’s lymphoma (“cHL”) who received at least two prior therapies;
•for the treatment of patients with locally advanced or metastatic urothelial carcinoma (“UC”) with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy; and
•for patients with previously treated, locally advanced unresectable or metastatic microsatellite instability-high (“MSI-H”) or mismatch repair-deficient (“dMMR”) solid tumors.
Full approval for these indications is contingent upon results from ongoing randomized, controlled, confirmatory clinical trials.
Tislelizumab was included in the NRDL in 2020 for cHL and UC, in 2021 for non-squamous NSCLC, squamous NSCLC and HCC, in 2022 for locally advanced or metastatic NSCLC, MSI-H solid tumors, locally advanced or metastatic ESCC following progression or intolerance to prior first-line chemotherapy, and first-line recurrent or metastatic NPC, and in 2023 for first-line locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma with high PD-L1 expression and first-line unresectable locally advanced, recurrent or metastatic ESCC.
In addition, three supplemental Biologics License Applications (“sBLAs”) for tislelizumab for patients with first-line extensive stage small cell lung cancer (“ES-SCLC”) and for patients with first-line locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma (“GC/GEJ”) regardless of PD-L1 status and tislelizumab in combination with platinum-based doublet chemotherapy as neoadjuvant treatment for patients with NSCLC are under review by the Center for Drug Evaluation (“CDE”) of the NMPA.

In Europe, the EC has approved TEVIMBRA as monotherapy for the treatment of adult patients with unresectable, locally advanced or metastatic ESCC after prior platinum-based chemotherapy, along with additional filings.
In the U.S., we have filed a Biologics License Application (“BLA”) with the FDA for TEVIMBRA as a treatment for patients with unresectable recurrent locally advanced or metastatic ESCC after prior systemic therapy. Additionally, the FDA accepted for review a BLA for TEVIMBRA as a first-line treatment for patients with unresectable, recurrent, locally advanced, or metastatic ESCC.
We are evaluating tislelizumab in a broad pivotal clinical program for both solid tumor and hematological indications globally. BeiGene has launched more than 17 potentially registration-enabling trials with tislelizumab, of which 11 Phase 3 randomized trials and 4 Phase 2 trials have already had positive readouts. More than 900,000 patients have been prescribed TEVIMBRA globally to-date.
In September 2023, we announced that we had entered into an agreement with Novartis to regain worldwide rights to develop, manufacture, and commercialize TEVIMBRA.
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
PARTRUVIX (pamiparib)
PARTRUVIX is a selective small molecule inhibitor of poly ADP-ribose polymerase 1 (“PARP1”) and PARP2 enzymes. Pamiparib has demonstrated pharmacological properties such as brain penetration and PARP-DNA complex trapping in preclinical models.
In China, PARTRUVIX received conditional approval for treatment of patients with germline BRCA (“gBRCA”) mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy in May 2021. Full approval for this indication is contingent upon results from ongoing corroborative trials confirming the clinical benefit of PARTRUVIX in this population. PARTRUVIX was included in the 2021 NRDL in its approved indication.
In-Licensed Products from Amgen
We are currently commercializing the following cancer medicines in China under an exclusive license from Amgen:
XGEVA®
XGEVA (denosumab) is an antibody-based RANK ligand (“RANKL”) inhibitor that was approved globally for the prevention of skeletal-related events (“SREs”) in patients with bone metastases from solid tumors and in patients with multiple myeloma (“MM”), and for the treatment of adults and skeletally mature adolescents with giant cell tumor of bone (“GCTB”). XGEVA is approved in over 70 countries worldwide. In China, XGEVA received conditional approval in the GCTB indication in May 2019 (converted to regular approval) and received conditional approval for the SRE indications in November 2020. We began marketing XGEVA in China in July 2020. In December 2020, we announced the inclusion of XGEVA in the NRDL for the treatment of GCTB, which was successfully renewed for inclusion in 2023. Beginning in January 2024, the SRE indication was also included in the NRDL.
BLINCYTO®
BLINCYTO (blinatumomab), a bispecific CD-19 directed CD3 T-cell engager, is the first and only approved bi-specific T-cell engager (“BiTE”) immunotherapy. It has been approved in 60 countries for use in patients with acute lymphoblastic leukemia (“ALL”). In China, BLINCYTO received conditional approval as a treatment for adult patients with R/R ALL in December 2020 (converted to regular approval) and was conditionally approved in April 2022 for pediatric patients with R/R B-cell precursor ALL. We began commercializing BLINCYTO in August 2021.

KYPROLIS®
KYPROLIS (carfilzomib), a proteasome inhibitor, has been approved in over 60 countries for use in patients with R/R MM. It was approved in China as a treatment for patients with R/R MM in July 2021 and we began commercializing KYPROLIS in January 2022. KYPROLIS was included on the NRDL beginning in March 2023 for its approved indication in China.
In-Licensed Products from BMS
We commercialize the following cancer medicines in China under an exclusive license from BMS through 2024:
REVLIMID®
REVLIMID (lenalidomide) is an oral immunomodulatory medicine that was approved in China in 2013 for the treatment of MM in combination with dexamethasone in adult patients who have received at least one prior therapy. In February 2018, REVLIMID received NMPA approval of a new indication for the treatment of MM in combination with dexamethasone in adult patients with previously untreated MM who are not eligible for transplant.
REVLIMID was listed on the NRDL in June 2017. In November 2019, we announced that REVLIMID received formal inclusion on the NRDL in China for R/R MM. In November 2020 our sNDA for the use of REVLIMID in combination with rituximab in adult patients with previously treated follicular lymphoma was approved by the NMPA.
VIDAZA®
VIDAZA (azacitidine for injection) is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA was approved in China in April 2017 for the treatment of intermediate-2 and high-risk myelodysplastic syndromes (“MDS”), chronic myelomonocyte leukemia (“CMML”) and acute myeloid leukemia (“AML”) with 20% to 30% blasts and multi-lineage dysplasia. In January 2018, VIDAZA became commercially available in China.
In addition to REVLIMID and VIDAZA, we previously commercialized ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension), a solvent-free chemotherapy approved for use in certain patients with metastatic breast cancer, in China until March 2020. On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China previously supplied to us by BMS, and the drug was subsequently recalled by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the U.S. Following the suspension and recall of ABRAXANE, we initiated an arbitration proceeding against BMS which has since been settled. As part of the settlement agreement, the license and supply agreement covering REVLIMID and VIDAZA was terminated as of December 31, 2023, subject to our right to continuing selling inventory until it is sold out or December 31, 2024. For additional information, please see the section of this Annual Report titled “Legal Proceedings”.
In-Licensed Products from EUSA Pharma
We commercialize the following medicines in China under an exclusive license from EUSA Pharma:
SYLVANT®
SYLVANT (siltuximab), an interleukin-6 (“IL-6”) antagonist, was approved as a treatment for patients with idiopathic multicentric Castleman disease (“iMCD”) who are human immunodeficiency virus (“HIV”) negative and human herpesvirus-8 (“HHV-8”) negative. SYLVANT was approved in China in December 2021 for the treatment of adult patients with multicentric Castleman disease (“MCD”) who are HIV negative and HHV-8 negative, also known as iMCD. Beginning in January 2024, Sylvant was included in the NRDL.
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

In-Licensed Product from Bio-Thera
We commercialize the following product in China under an exclusive license from Bio-Thera:
POBEVCY® (BAT1706)
POBEVCY is a biosimilar to Avastin (bevacizumab) developed by Bio-Thera Solutions, Ltd., a commercial-stage biopharmaceutical company located in Guangzhou, China. In China, Avastin is approved for the treatment of patients with metastatic colorectal cancer, NSCLC, glioblastoma, ovarian, fallopian tube or primary peritoneal, and cervical cancers.
POBEVCY was approved by the NMPA in China in November 2021 and launched in late 2021 for the treatment of patients with advanced, metastatic or recurrent NSCLC, and metastatic colorectal cancer.
We have acquired the right to develop, manufacture and commercialize POBEVCY in China, including Hong Kong, Macau, and Taiwan.
In-Licensed Product from Luye Pharma
We commercialize the following product in China under an exclusive license from Luye Pharma:
BAITUOWEI® (goserelin microspheres for injection)
Baituowei (Goserelin Microspheres for Injection), developed by Luye Pharma, is the world’s first and only approved microsphere formulation of Goserelin. With its innovative microsphere formulation, Baituowei is able to ensure efficacy and safety while significantly improving patient experience. Baituowei was approved by the NMPA in China in June 2023 for the treatment of patients with prostate cancer requiring androgen deprivation therapy and included in the NRDL in 2023, and was approved by the NMPA in China in September 2023 for treating breast cancer in premenopausal and perimenopausal women that can be treated with hormones.
Reimbursement and Market Access
Our sales are largely dependent on the availability and extent of coverage and reimbursement by third party payors. In many markets these third parties are government health systems and in some markets such as the U.S. there are also private payors such as private health insurers and health systems. As of December 31, 2023, we have commercialized our products in over 65 markets.
In China, there is one main payor, the government’s national health care coverage system, which provides Basic Medical Insurance to the majority (greater than 95%) of China’s approximately 1.4 billion people. There are three types of coverage plans in China at the national level that depend on if a resident lives in an urban or rural setting and if they are employed. The different plans have different characteristics in terms of how the plan is paid for and what it covers. Coverage and reimbursement of pharmaceuticals in China comes under the purview of the NHSA, which oversees the NRDL. The NRDL is composed of three lists. The ‘A’ and ‘B’ list are commonly referred to as the ‘regular’ lists. The A list generally includes older, off-patent medicines, while the B list generally includes newer medicines, some with remaining patent protection, which are reimbursed at a lower rate compared to the A list. In 2017, a third list was added to the system, often referred to as the ‘C’ list or the ‘negotiation’ list. This list generally includes newer innovative medicines which are accepted on the list after successful negotiation between the NHSA and the company. Typically, inclusion on the C list is accompanied by a discount to the prevailing list price in China for the medicine at the time of inclusion. The NRDL price for a medicine is its prevailing price in China, but the actual reimbursement rate that is used can be modified at the provincial level. Innovatively, in the 2022 NRDL, a price bidding process for non-exclusive drugs was undertaken on the C list to set the national reimbursement price benchmark. As additional indications are included in the NRDL, the price of the medicine is reduced to reflect increased patient demand as a result of NRDL inclusion.
In the 2023 NRDL, some new rules were added into contract renewal rules:
•For Category 1 chemical drugs, therapeutic biological products, as well as Category 1 and 3 traditional Chinese medicines, manufacturers could apply for re-negotiation. The price cut may not necessarily be higher than that of simple contract renewal rules. If re-negotiation is failed, the drug will lose NRDL listing.
•Drugs that have been included in negotiation list for more than 4 years (including 4) could have a half price cut based on the simple contract renewal rules.
•Drugs that have been included in negotiation list for more than 8 years (including 8) could be transferred to Category B.

Several of our medicines are listed on the NRDL. In the latest NRDL list announced in December 2023, the following medicines and indications have been included in the NRDL, effective January 1, 2024:
•Tislelizumab in eleven of its eligible approved indications:
–In combination with fluoropyrimidine- and platinum-based chemotherapy, for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma with high PD-L1 expression (approved in February 2023 and included in the NRDL at the end of 2023);
–In combination with paclitaxel plus platinum-based or fluoropyrimidine- plus platinum-based chemotherapy, for the first-line treatment of patients with unresectable locally advanced, recurrent or metastatic ESCC (approved in May 2023 and included in the NRDL at the end of 2023);
–For the treatment of adult patients with locally advanced or metastatic non-squamous NSCLC who are negative for epidermal growth factor receptor (“EGFR”) and anaplastic mesenchymal lymphoma kinase (“ALK”) mutations and have progressed after or are intolerant of prior chemotherapy with platinum-containing regimens; and adult patients with locally advanced or metastatic squamous NSCLC who are negative or unknown for EGFR and ALK mutations and have progressed after or are intolerant of prior chemotherapy with platinum-containing regimens (approved in January 2022 and included in the NRDL at the beginning of 2023);
–For the treatment of adult patients with advanced unresectable or metastatic MSI-H or dMMR solid tumors: patients with advanced colorectal cancer with disease progression after prior treatment with fluoropyrimidines, oxaliplatin and irinotecan; patients with other advanced solid tumors with disease progression after prior treatment and no satisfactory alternative treatment options (approved in March 2022 and included in the NRDL at the beginning of 2023);
–For the treatment of patients with locally advanced or metastatic ESCC who have progressed after or are intolerant of prior first-line standard chemotherapy (approved in April 2022 and included in the NRDL at the beginning of 2023);
–As a first-line treatment for patients with recurrent or metastatic NPC (approved in June 2022 and included in the NRDL at the beginning of 2023);
–For use in combination with pemetrexed and platinum chemotherapy as a first-line treatment in patients with unresectable, locally advanced or metastatic non-squamous NSCLC, with EGFR genomic tumor aberrations negative and ALK genomic tumor negative (approved in June 2021 and included in the NRDL in 2021);
–For the treatment of patients with HCC who have been previously treated with at least one systemic therapy (conditionally approved in June 2021 and included in the NRDL in 2021);
–For use in combination with paclitaxel and carboplatin as a first-line treatment in patients with unresectable, locally advanced or metastatic squamous NSCLC (approved in January 2021 and included in the NRDL in 2021);
–For the treatment of patients with locally advanced or metastatic UC with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy (conditionally approved in April 2020 and included in the NRDL in 2020); and
–For the treatment of patients with cHL who have received at least two prior therapies (conditionally approved in December 2019 and included in the NRDL in 2020).
•BRUKINSA in all five of its approved indications:
–For treatment-naïve patients with CLL or SLL (approved in April 2023 and included in the NRDL at the end of 2023);
–For treatment-naïve patients with WM (approved in April 2023 and included in the NRDL at the end of 2023);
–For the treatment of adult patients with WM who have received at least one prior therapy (conditionally approved in June 2021 and included in the NRDL in 2021; converted to regular approval in May 2023);
–For the treatment of adult patients with MCL who have received at least one prior therapy (conditionally approved in June 2020 and included in the NRDL in 2020); and

–For the treatment of adult patients with CLL/SLL who have received at least one prior therapy (conditionally approved in June 2020 and included in the NRDL in 2020; converted to regular approval in May 2023).
•BAITUOWEI in one of its eligible approved indication:
–For the treatment of patients with prostate cancer requiring androgen deprivation therapy (approved in June 2023 and included in the NRDL at the end of 2023).
•SYLVANT in its approved indication:
–For the treatment of adult patients with MCD who are HIV negative and HHV-8 negative (approved in December 2021 and included in the NRDL at the end of 2023).
•XGEVA now listed as a Category B medicine and included all of the approved indications:
–Prevention of skeletal-related events (fracture, spinal cord compression, or the need for radiation or surgery to bone) in patients with MM and in patients with bone metastases from solid tumors (approved in November 2020 and included in the NRDL at the end of 2023);
–For the treatment of patients with GCTB that is unresectable or where surgical resection is likely to result in severe morbidity (first included in the NRDL in 2020).
•PARTRUVIX successfully renewed its approved indication:
–For the treatment of patients with gBRCA mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy (conditionally approved in May 2021 and included in the NRDL in 2021).
•KYPROLIS in its approved indication:

–In combination with dexamethasone for the treatment of patients with relapsed or refractory multiple myeloma who have received at least two lines of therapy, including proteasome inhibitor and immunomodulator. (approved in July 2021 and included in the NRDL at the beginning of 2023).
Additionally, two of our medicines were listed in past NRDLs: REVLIMID was included in the 2017 NRDL negotiation list and later received formal inclusion in the 2019 Category B list, while VIDAZA was listed in the 2018 NRDL negotiation list and later received formal inclusion to the 2020 Category B list.
In 2018, China started a new program to centrally purchase non-exclusive medicines for the nation’s health care system called “volume-based procurement”, or “group purchasing organization” or “4+7” when the program was first piloted in 11 major cities. After the 2018 pilot program, it was implemented nationally in 2019. It is a tender-based system that provides guaranteed volume for lowered pricing. Participation in the program requires a product to have passed a generic quality consistency evaluation, which in turn requires passing a bioequivalence comparison to the reference listed drug (“RLD”). The system offers a major portion of a market’s volume to winning bidders. More than one company can win a given tender, and more guaranteed volume is awarded as more bidders win. The system is still evolving and, as such, the exact terms of how many bidders win and what amount of volume is won and at what price are also evolving.
It is common in China for pharmaceutical companies to employ patient assistance programs to help patients afford their innovative medicines. These programs have typically been offered to patients who are self-paying. A typical program provides a certain number of free doses to patients after a certain number of doses have been paid for. Usually these programs end when a medicine is included in the NRDL. We offer these types of patient assistance programs to our patients.
In the U.S., most health insurance coverage is provided by private insurers, often accessed via employer-sponsored plans, and the two main public insurance programs, Medicare and Medicaid. All three types of programs usually have some type of coverage for pharmaceutical products. Often this is through a pharmacy benefit manager (“PBM”). The structure of the pharmacy benefit can be quite different for different beneficiaries depending on the negotiations between plan sponsors and plan purchasers. There is no central list of covered pharmaceuticals in the U.S., as there is no single payer system. As such, the prices paid for pharmaceuticals in the U.S. can vary.

We offer patient assistance programs in the U.S. under our myBeiGene program. This program seeks to enhance access to BRUKINSA by assisting with obtaining reimbursement, co-pay assistance when allowed, temporary supply of free product for insurance delays, and free product assistance for some uninsured and underinsured patients. The programs also seek to support patients and caregivers by providing education and information about BRUKINSA and its approved indications, nurse advocates, and connecting patients to sources of support such as support groups and transportation/lodging assistance.

Our Pipeline Products
The following table summarizes the status of our internally-discovered drug candidates as of February 26, 2024:

Phase 1

Sonrotoclax BCL2
- 101/102 B-cell malignancies
- 103 AML/MDS
- 105 MM t(11;14)

BGB-16673 BTK CDAC
- 101/102 B-cell malignancies

BGB-21447 next gen BCL2
- 101 B-cell malignancies

BGB-A445 OX40
- 101 Solid tumors

Surzebiclimab TIM3
- 102 Solid tumors

BGB-15025 / 26808 HPK1
- 15025- Solid tumors
- 26808- Solid tumors

BGB-30813 DGKζ
- 101 Solid tumors

BGB-A3055 CCR8
- 101 Solid tumors

BGB-24714 SMAC mimetic
- 101 Solid tumors

BGB-10188 PI3Kδ
- 101 Solid tumors

BGB-43395 CDK4
- 101 BC & Solid tumors

Phase 2

Zanubrutinib BTK
- 215 B-cell lymphoma
- 218 CD79B R/R DLBCL
- 217 Lupus nephritis

Sonrotoclax BCL2
- 201 R/R MCL
- 202 R/R CLL
- 203 R/R WM

Ociperlimab TIGIT
- 205 1L NSCLC

BGB-A445 OX40
- 201 Melanoma, RCC, UC

Umbrella Study Multiple
- LC-201 1L NSCLC
- LC-203 2L+ NSCLC
- LC-202 Neoadj NSCLC
- HNSCC-201 1L HNSCC

Phase 3

Zanubrutinib BTK
- 306 TN MCL
- 308 R/R MZL, R/R FL
- 309 pMN

Sonrotoclax BCL2
- 301 TN CLL

Tislelizumab PD1
- 315 Neo/adj NSCLC*
- 310 1L UBC
- 311 LA ESCC
- 314 R/R cHL

Pamiparib PARP
- 302 2L MTx gBRCAm PSOC

Ociperlimab TIGIT
- 302 1L NSCLC PDL1-high

Registration

Zanubrutinib BTK
- 304 TN CLL/SLL (JP)
- 305 R/R CLL/SLL (JP)
- 212 R/R FL (US, CN)
- 302 TN R/R WM (JP)

Tislelizumab PD1
- 304 1L NSCLC (EU)
- 303 2/3L NSCLC (EU)
- 307 1L Sq. NSCLC (EU)
- 312 1L ES-SCLC (CN)
- 305 1L GC/GEJC (ITT - US, CN)
- 306 1L ESCC (US, EU)
- 302 2L ESCC (US)

Approved

Zanubrutinib BTK
- 304 TN CLL/SLL (US, EU, CN, Others)
- 305 R/R CLL/SLL (US, EU, Others)
- 205 R/R CLL (CN)
- 206 R/R MCL (US, CN, Others)
- 212 R/R FL (EU)
- 214 R/R MZL (US, EU, Others)
- 302 TN R/R WM (US, EU, CN, Others)

Tislelizumab PD1
- 304 1L Non-sq. NSCLC (CN)
- 303 1L Sq. NSCLC (CN)
- 307 2/3L NSCLC (CN)
- 305 1L GC (CN)
- 301 1L HCC (CN)
- 208 2/3L HCC (CN)
- 306 1L ESCC (CN)
- 302 2L ESCC (EU, CN)
- 204 2L UBC (CN)
- 309 1L NPC (CN)
- 209 2L MSI-H/dMMR (CN)
- 203 R/R cHL (CN)

Pamiparib PARP
- 102 2L gBRCAm OC (CN)

Heme · Solid tumors · Non-Oncology

Registration includes select accepted submissions
* Primary endpoint met; CN = China

The following table summarizes the status of our in-licensed drug candidates as of February 26, 2024:

Partner	Molecule / Asset	Indications	Phase	Commercial Rights
	tarlatamab ^^	SCLC	Phase 3	China
	Xaluritamig	Prostate cancer	Phase 1	China
*	Sitravatinib † + Tislelizumab	NSCLC	Phase 3	Asia, Australia, New Zealand
	Sitravatinib † + Tislelizumab	ESCC	Phase 2	China
	Zanidatamab + chemo + Tislelizumab	GEA	Phase 3	Asia, Australia, New Zealand
	Zanidatamab (monotherapy)	BTC	Phase 2	Asia, Australia, New Zealand
	Zanidatamab	BC, GC, GEA	Phase 2	Asia, Australia, New Zealand
	BGB-3245[1]	Solid tumors	Phase 1	Ex-Asia plus Japan
	SEA-CD70	MDS, AML	Phase 1	Asia, Australia, New Zealand
	LBL-007 + Tislelizumab	CRC, NSCLC, HNSCC, ESCC, Melanoma, NPC	Phase 2	Ex-China
	BG-C9074/DB1312	BC, EC, OC, CCA, sqNSCLC	Phase 1a	Global
	CDK2i	Breast cancer and other solid tumors	Pre-clinical	Global
	INOVA-1, INOVA-2, cancer vaccine LNP	NSCLC TAA and KRAS neoantigen, liver-specific LNP, and cancer vaccine LNP	Pre-clinical	Global
^ BiTE® molecule; ^^ Half-life extended BiTE®; † XmAb® is a registered trademark of Xencor, Inc. *Mirati was acquired by Bristol Myers Squibb in January 2024; †† ZW25; 1 By MapKure, a JV with SpringWorks
Abbreviations: AML = acute myelogenous leukemia; BC = breast cancer; BTC = biliary tract cancers; CRC = colorectal cancer; GC = gastric cancer; GEA = gastroesophageal adenocarcinoma; GEJC = gastroesophaegeal junction cancer; HCC = hepatocellular carcinoma; LNP= lipid nanoparticle; MDS = myelodysplastic syndromes; NSCLC = non-small cell lung cancer; SCLC = small cell lung cancer

Our Commercial- and Clinical-Stage Drug Candidates
A description of our commercial- and clinical-stage drug candidates and clinical data from selected clinical trials is set forth below. Historically, we have made available, and we intend to continue to make available, clinical data and/or topline results from clinical trials of our drug candidates in our press releases and/or filings with the U.S. Securities and Exchange Commission (“SEC”), the Stock Exchange of Hong Kong Limited (“HKEx”), and the Shanghai Stock Exchange (“SSE”), copies of which are available on the Investors section of our website.
Commercial-Stage
BRUKINSA (zanubrutinib), a BTK Inhibitor
We are currently evaluating zanubrutinib in a broad pivotal clinical program globally to treat a number of B-cell malignancies. Zanubrutinib has demonstrated sustained 24-hour BTK occupancy in both the peripheral blood and lymph node compartments in patients. Zanubrutinib is the only BTK inhibitor to demonstrate superior progression-free survival in R/R CLL versus IMBRUVICA® (ibrutinib), an approved BTK inhibitor.
Overview of Clinical Development Program and Regulatory Status
We have announced BRUKINSA approvals around the world, including in the U.S., China, the EU, the UK, Canada, Australia, South Korea and Switzerland. As of December 2023, 32 additional marketing authorization applications for BRUKINSA have been submitted and are under review, including by BeiGene and with support from our five distribution partners: Adium Pharma in Latin America and the Caribbean, NewBridge Pharmaceuticals in the Middle East and North Africa, Erkim in Turkey, Nanolek in Russia, and Medison in Israel.
Based on the clinical data to date, we believe that BRUKINSA has a best-in-class profile, BeiGene has initiated broad global pivotal programs in multiple indications, including 11 registration or registration-enabling clinical trials. Six of the 11 trials are Phase 3, 3 are designed to be registration-enabling Phase 2 trials, and 2 are confirmatory trials.
•ROSEWOOD A Global Randomized Study of Zanubrutinib plus Obinutuzumab vs Obinutuzumab Monotherapy in Relapsed/ Refractory Follicular Lymphoma (FL) (NCT03332017).
•MAGNOLIA A Single-Arm Multicenter Study of Zanubrutinib subjects With Relapsed or Refractory Marginal Zone Lymphoma (MZL) (NCT03846427)

•A Phase 2, Single-Arm, Open-Label, Multicenter Study of the Bruton Tyrosine Kinase Inhibitor Zanubrutinib in subjects With CD79B Mutant Relapsed/Refractory Diffuse Large B-Cell Lymphoma (NCT05068440).

•ASPEN A Global Randomized Study of Zanubrutinib vs Ibrutinib in Subjects With Waldenström’s Macroglobulinemia (WM) (NCT03053440).

•SEQUOIA A Global Randomized Study of Zanubrutinib vs Bendamustine Plus Rituximab in subjects With Previously Untreated Chronic Lymphocytic Leukemia or Small Lymphocytic Lymphoma (CLL/SLL) (NCT03336333).

•ALPINE A Global Randomized Study of Zanubrutinib vs Ibrutinib in subjects With Relapsed/Refractory Chronic Lymphocytic Leukemia or Small Lymphocytic Lymphoma (CLL/SLL) (NCT03734016).

•MANGROVE A Randomized Global Study Comparing Zanubrutinib Plus Rituximab vs. Bendamustine Plus Rituximab in subjects With Previously Untreated Mantle Cell Lymphoma Who Are Ineligible for Stem Cell Transplantation (MCL) (NCT04002297).

•MAHOGANY Zanubrutinib Plus Obinutuzumab vs Lenalidomide plus Rituximab in Relapsed/ Refractory Follicular Lymphoma (FL) (NCT05100862).

•A Phase 2, Multicenter, Single-arm Study of Zanubrutinib in Patients With Previously Treated B-Cell Lymphoma Intolerant of Prior Treatment With Ibrutinib and/or Acalabrutinib.

•A Global Randomized Study of zanubrutinib vs tacrolimus in Primary Membranous Nephropathy (NCT05707377).

•A Multicenter, Randomized, Double Blind, Placebo Controlled Study to Evaluate the Safety and Efficacy of Zanubrutinib in Patients With Active Proliferative Lupus Nephritis (NCT04643470).

In addition, Nature Medicine (December 9, 2023) published compelling combination data of an investigator-initiated multicenter Phase 2 trial (NCT04271956) investigating BRUKINSA plus our anti-PD-1 TEVIMBRA (tislelizumab) in CLL patients with Richter’s transformation (“RT”). Extended follow-up data from ALPINE trial was presented at Annual American Society for Hematology (“ASH”) 2023. In December 2023, we received a U.S. Label Update which includes PFS superiority in R/R CLL (HR 0.65, p=0.0024); sustained with extended follow-up. Based on positive readout from ROSEWOOD study, EC has granted approval for the treatment of R/R FL. Finally, we are also investigating zanubrutinib in several combination studies in MCL, MZL and CLL/SLL, including a Phase 3 trial in combination with sonrotoclax in front-line CLL/SLL. We continue to examine opportunities for zanubrutinib combos with both sonrotoclax and tislelizumab.
We continue to pursue regulatory approvals for BRUKINSA globally. Besides our recent label updates in CLL/SLL in the U.S. (December 2023) and FL in EU (November 2023) we expect continued regulatory decisions for some of our global submissions this year, including potential additional approvals in more than 10 markets.
TEVIMBRA (tislelizumab), an anti-PD-1 Antibody
Tislelizumab is a humanized monoclonal antibody against the immune checkpoint receptor PD-1 that is currently being evaluated in pivotal clinical trials globally and for which we plan to commence additional pivotal trials as a monotherapy and in combination with standard of care to treat various solid and hematological cancers.
Overview of Clinical Development Program and Regulatory Status
BeiGene has launched more than 17 potentially registration-enabling clinical trials globally, including 13 Phase 3 randomized trials and 4 Phase 2 trials intended to support regulatory submissions globally.
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
Our trials in liver cancer include:
•A global Phase 3 trial comparing tislelizumab with sorafenib as first-line treatment for patients with HCC (NCT03412773); and
•A global single-arm pivotal Phase 2 trial in second- or third-line unresectable HCC (NCT03419897).
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
As of December 2023, we had enrolled over 13,000 subjects in clinical trials of tislelizumab in more than 30 countries, including 3,500+ subjects outside of China. These studies include 11 multi-regional registrational trials that are designed for global regulatory approvals. Data from our trials thus far suggested that tislelizumab was generally well-tolerated and exhibited anti-tumor activity in a variety of tumor types.
PARTRUVIX (pamiparib), a PARP1 and PARP2 Inhibitor
Pamiparib is a selective small molecule inhibitor of PARP1 and PARP2 enzymes that is being evaluated as a potential monotherapy and in combinations for the treatment of various solid tumors.
Overview of Clinical Development Program and Regulatory Status
In China, pamiparib received conditional approval in May 2021 for treatment of patients with gBRCA mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy. Full approval for this indication is contingent upon results from ongoing corroborative trials confirming the clinical benefit of pamiparib in this population.
In addition, our clinical development program includes a Phase 3 trial as a maintenance therapy in patients with platinum-sensitive recurrent OC (NCT03519230).
Clinical-Stage
Sonrotoclax (BGB-11417), a Small Molecule Bcl-2 Inhibitor
BGB-11417 is an investigational small molecule Bcl-2 inhibitor that is in late-stage clinical trials. We have completed preclinical studies and have ongoing investigational new drug (“IND”) -enabling studies of BGB-11417, which demonstrate potent activity and high selectivity against the pro-apoptotic protein Bcl-2. The molecule appears to be more potent than venetoclax and shows the potential to common venetoclax resistance mutations. Further, it is more selective than venetoclax for Bcl-2 relative to Bcl-xL. Designed with a shorter half-life, we believe this will lead to a more favorable tolerability profile and better handling. Finally, we believe that it is well-positioned to be ideal backbone for combination therapies, especially with zanubrutinib and our BTK-CDAC in fixed duration treatment strategy.
The preliminary clinical data on pharmacokinetic/pharmacodynamic (“PK/PD”), efficacy and safety from more than 700 patients enrolled by December 2023 in different indications and in different combinations are consistent with the preclinical best-in-class hypothesis of a more potent and selective BCL2 inhibitor compared to venetoclax. In TN-CLL sonrotoclax was safe and tolerable in combination with BRUKINSA; with deep and durable responses.
Clinical data of a Phase 1 trial investigating TN-CLL/SLL, MZL (NCT04277637) and 1/ 2 trials investigating MM with t(11,14) was presented at ASH 2023. With these encouraging results, our BCL2 inhibitor sonrotoclax (BGB-11417) program is steadily progressing at pivotal stage. Clinical trials with registration-potential have already been initiated in R/R MCL globally (NCT05471843), R/R WM globally (NCT05952037) and R/R CLL/SLL for China only (NCT05479994). Notably, we have just initiated the Phase 3 study of sonrotoclax + BRUKINSA vs venetoclax + obinutuzumab to support the development of sonrotoclax in the 1L CLL indication. This study has started enrollment.

BGB-16673, a BTK-targeted CDAC
BGB-16673 is an investigational BTK‑targeting chimeric degradation activation compound (“CDAC”) active against both wild‑type and mutant BTK. BGB‑16673 has demonstrated preclinical antitumor activity in models with wild‑type BTK and models with BTK inhibitor–resistant mutations commonly observed in patients who have progressed on prior BTK inhibitor treatment. A Phase 1 open‑label, dose‑escalation, and dose‑expansion trial (NCT05006716) in adult patients with R/R B‑cell malignancies is currently enrolling. Preliminary results are presented at ASH 2023. We expect to initiate dose expansion in 2024.
BGB-10188, a PI3Kδ Inhibitor
BGB-10188 is an investigational PI3Kδ inhibitor being evaluated in a Phase 1 clinical trial (NCT04282018) as monotherapy or in combination with BRUKINSA in hematology malignancies, or in combination with tislelizumab in solid tumors.
BGB-21447, a Bcl-2 Inhibitor
BGB-21447 is an investigational Bcl-2 inhibitor being evaluated in a Phase 1 clinical trial (NCT05828589) as monotherapy in mature B-cell malignancies. In preclinical studies, BGB-21447 shows additional potency and selectivity, with a longer half-life than sonrotoclax. We believe the differentiated profiles of sonrotoclax and BGB-21447 may lead to unique development options for these programs.
Ociperlimab (BGB-A1217), a TIGIT Inhibitor
Ociperlimab (BGB-A1217) is an investigational humanized IgG1-variant monoclonal antibody directed against TIGIT. An immune checkpoint molecule, ociperlimab is currently being investigated in a global Phase 3 trial, AdvanTIG-302 (NCT04746924), in combination with tislelizumab in NSCLC. As of December 2023, more than 2,000 subjects have been enrolled across the ociperlimab development program, which includes eight global trials in patients with lung cancers, esophageal squamous cell carcinoma, and cervical cancer.
In December 2021 we announced an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize ociperlimab in North America, Europe, and Japan. In July 2023, the agreement was mutually terminated and we regained the full global rights for ociperlimab.
Due to the changing treatment paradigm, we discontinued AdvanTIG 301 (NCT04866017), a Phase 3 trial of ociperlimab in combination with its anti-PD-1 antibody tislelizumab versus AstraZeneca’s Imfinzi (durvalumab) following concurrent chemoradiotherapy in patients with stage III unresectable NSCLC.
We will continue patient enrollment in AdvanTIG-302, while evaluating all available data to inform future development opportunities with ociperlimab.
Zanidatamab, a bispecific HER2-targeted antibody
Zanidatamab, a novel investigational Azymetric™ bispecific antibody targeting HER2, is currently in late-stage clinical development with Zymeworks Inc. BeiGene has development and commercial rights to zanidatamab in Asia (excluding Japan), Australia, and New Zealand. We are participating in three ongoing clinical studies with zanidatamab. The first is a Phase 1/2 study (NCT04215978) in HER2-positive breast and gastric cancer. The breast cancer arm combines zanidatamab with docetaxel, and the gastric cancer arm combines zanidatamab with our PD-1 inhibitor tislelizumab and chemotherapy. The second study HERIZON-BTC-01 (NCT04466891) is a Phase 2b study in patients with advanced or metastatic HER2-amplified biliary tract cancers (“BTC”) in which zanidatamab is being used as monotherapy. Positive topline results from this trial were announced in 2022 and presented at ASCO 2023. We are continuing the global Phase 3 clinical trial (NCT05152147) examining zanidatamab in combination with chemotherapy with and without tislelizumab in HER2-positive gastroesophageal cancer.
Surzebiclimab (BGB-A425), a TIM-3 Inhibitor
Surzebiclimab (BGB-A425) is an investigational humanized IgG1-variant monoclonal antibody against T-cell immunoglobulin and mucin-domain containing-3. We have an ongoing Phase 2 trial (NCT03744468) of surzebiclimab in combination with tislelizumab in NSCLC and HNSCC.

BGB-A445, an OX40 Agonist Antibody
BGB-A445 is an investigational agonistic antibody directed to the OX40 antigen. BGB-A445 is a non-ligand competing antibody that does not disrupt OX40 to OX40 ligand engagement. Preclinical experiments showed that BGB-A445 has increasing effectiveness at higher doses versus an antibody that was ligand-competing, which showed falling effectiveness at higher doses. BGB-A445 has also showed in preclinical tests the potential to be combined with several agents. BGB-A445 is being evaluated in a Phase 1 trial (NCT04215978) in patients with advanced solid tumors, a Phase 2 basket trial in melanoma, renal cell cancer and bladder cancer (NCT05661955), a Phase 2 umbrella trial in 1L NSCLC (NCT05635708), and a Phase 2 umbrella trial in 2L+ NSCLC (NCT06029127).
BGB-15025, a Small Molecule HPK1 Inhibitor
BGB-15025 is an investigational small molecule inhibitor of HPK1, which is a key negative feedback regulator of TCR signaling. Inhibition of HPK1 leads to enhanced T-cell activation pre-clinically. In addition, preclinical studies showed that BGB-15025 exhibits combination activity with tislelizumab and has a wide therapeutic window. We initiated a Phase 1 trial (NCT04649385) of BGB-15025 alone and in combination with tislelizumab in patients with advanced solid tumors in 2021. This trial is being conducted in multiple countries globally and has entered dose expansion. BGB-15025 is also being tested in a 1L NSCLC umbrella study in combination with tislelizumab and other novel agents.
BGB-24714, a SMAC mimetic
BGB-24714 is an investigational Second Mitochondrial-derived Activator of Caspase (“SMAC”) mimetic currently enrolling in a Phase 1 clinical trial (NCT05381909) as monotherapy and in combination with paclitaxel, or in combination with chemoradiotherapy in advanced solid tumors.
BGB-26808, a HPK-1 Inhibitor
BGB-26808 is a second-generation HPK-1 inhibitor with a different scaffold from BGB-15025 being evaluated in a Phase 1 clinical trial (NCT05981703) as monotherapy or in combination with tislelizumab in participants with advanced solid tumors.
Lifirafenib (BGB-283) and BGB-3245, Inhibitors of RAF
Lifirafenib is an investigational novel small molecule inhibitor with RAF monomer and dimer inhibition activities. Lifirafenib has shown antitumor activities in preclinical models and in cancer patients with tumors harboring BRAF V600E mutations, non-V600E BRAF mutations or KRAS/NRAS mutations. We have been developing lifirafenib for the treatment of cancers with aberrations in the mitogen-activated protein kinase (“MAPK”), pathway, including BRAF gene mutations and KRAS/NRAS gene mutations where first generation BRAF inhibitors are not effective. We believe that lifirafenib as monotherapy or in combination with other agents may have potential for treating various malignancies such as melanoma, NSCLC, and endometrial cancer.
BeiGene is working together with SpringWorks Therapeutics, Inc. (“SpringWorks”) in a global clinical collaboration and has initiated a Phase 1b clinical trial (NCT03905148) to evaluate the safety, tolerability, and preliminary efficacy of lifirafenib in combination with SpringWorks’ investigational MEK inhibitor, mirdametinib (PD-0325901), in patients with advanced solid tumors.
In addition to the collaboration, BeiGene and SpringWorks formed a separate company, MapKure, LLC, to develop BGB-3245, an investigational, selective next-generation RAF kinase inhibitor discovered by BeiGene scientists. MapKure has an ongoing Phase 1 clinical trial of BGB-3245 (NCT04249843) in patients with advanced or refractory tumors harboring specific v-RAF murine sarcoma viral oncogene homolog B (“B-RAF”) genetic mutations.
BGB-30813, a DGKζ Inhibitor
BGB-30813 is an investigational DGKζ inhibitor being evaluated in a Phase 1 clinical trial (NCT05904496) as monotherapy and in combination with tislelizumab in participants with advanced or metastatic solid tumors.
BGB-A3055, an anti-CCR8 Antibody
BGB-A3055 is an investigational anti-CCR8 antibody being evaluated in a Phase 1 clinical trial (NCT05935098) as monotherapy or in combination with tislelizumab in participants with advanced or metastatic solid tumors.

BGB-43395, a CDK-4 Inhibitor
BGB-43395 is an investigational CDK4 inhibitor being evaluated in a Phase 1 clinical trial (NCT06120283) as monotherapy or in combination with either fulvestrant or letrozole in participants with hormone receptor positive (“HR+”) and human epidermal growth factor 2 negative (“HER2-”) breast cancer (“BC”) and other advanced solid tumors.
Our Preclinical Programs
We have a proprietary biology research platform that has allowed us to research and develop both small molecules and biologic molecules. In the last decade, this platform has generated more than 10 clinical stage assets, including three internally-developed molecules that have been approved by regulatory bodies in the U.S., China, EU, and other markets, with other filings pending globally and planned to be submitted. The platform is a full-process technology system spanning from early discovery to commercialization of oncology medicines based on multiple drug technology platforms that can be applied to oncology and other fields. We have core technology platforms for the development of small molecule and antibody medicines and the manufacturing of our own and potentially other medicines. Currently, we have over 50 preclinical programs and we believe the majority have best-in-class or first-in-class potential.
We anticipate advancing many of our preclinical drug candidates into the clinic in the next 12 months. We believe that we have the opportunity to combine tislelizumab with our preclinical candidates to target multiple points in the cancer immunity cycle. We also may seek to develop companion diagnostics that will help identify patients who are most likely to benefit from the use of our medicines and drug candidates.
Manufacturing and Supply
We manufacture our medicines and drug candidates internally and in some cases with the help of third-party CMOs. The manufacturing of our medicines and drug candidates is subject to extensive regulations that impose various procedural and documentation requirements governing recordkeeping, manufacturing processes and controls, personnel, quality control, and quality assurance, among others. Our manufacturing facilities and the facilities of the CMOs we use to manufacture our medicines and drug candidates operate under current good manufacturing practice regulations (“cGMP”) conditions. cGMP regulations are requirements for the production of pharmaceuticals that will be used in humans.
Our Manufacturing Facilities
We have manufacturing facilities for small molecule drugs and large molecule biologics in Suzhou and Guangzhou, China, respectively, to support the commercialization and potential future demand of our internally developed or in-licensed products. We are also in the process of building a new campus for clinical R&D and biologics manufacturing in New Jersey, U.S.
Our manufacturing facility in Suzhou is over 13,000 square meters and consists of a manufacturing base for small molecule drug products with an annual production capacity of about 100 million tablets and capsules and a biologics clinical development production facility with 2 x 500 liters capacity to produce biologics candidates for clinical supply. The facility meets or exceeds design criteria of the U.S., EU, and China regulatory requirements. The facility previously received a manufacturing license to produce commercial volumes of BRUKINSA and PARTRUVIX for the China market and successfully passed FDA inspection for BRUKINSA in 2023. In 2023, as a result of our growing commercial and clinical demands, we opened our new small molecule manufacturing facility nearby in Suzhou with the capability to produce up to 1 billion solid oral dosages annually. This approximately 50,000 square meter facility is expected to replace our current Suzhou site and support our growing pipeline of small molecule medicines and drug candidates.
Our state-of-the-art commercial-scale manufacturing facility of large molecule biologics in Guangzhou is approximately 158,000 square meters. Phases 1 and 2 of the facility were completed in September 2019 and December 2020, respectively, with 24,000 liters of single use disposable capacity. Additionally, total committed capacity has been increased to 64,000 liters, with an additional expansion of 10,000 liters mechanically completed in 2023 with qualification expected by the end of 2024. Phase 1 and 2 are currently approved for the end-to-end commercial production of tislelizumab for the China market. We have purchased an adjacent tract of land to the south of the current site and expect opening in the first half of 2024. The new campus will be equipped with the state-of-the-art ADC production facility and 2 x 500 liters biologics clinical capacity while reserving additional land for the next phase of expansion to support our growing pipeline of large molecule medicines and drug candidates. With the ADC expansion, our Guangzhou manufacturing facility will have total biologics capacity of 65,000 liters.
We have almost completed construction at the U.S. flagship manufacturing and clinical R&D facility at the 42-acre site at the Princeton West Innovation Park in Hopewell, New Jersey. The property, located strategically in the Interstate 95 corridor of New Jersey, with a deep and rich talent pool, has more than one million square feet of developable real estate for potential future expansion to cover our existing medicines and pipeline. This site will have 8,000 liters of large molecule biologics manufacturing capacity and is anticipated to be operational in summer 2024.

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
With our U.S. manufacturing site expected to open this year and continued partnership with global manufacturers, we continue to diversify our global supply network and do not anticipate any disruption to supply on account of our established strategy to maintain sufficient safety stock of our products. We have commercial supply and related agreements with most of our manufacturing service providers. For example, we entered into a commercial supply agreement with Catalent Pharma Solutions, LLC (“Catalent”) to produce BRUKINSA at Catalent’s Kansas City, Missouri site and have added Catalent’s facility in Winchester, Kentucky for clinical and commercial use in the U.S. and other countries outside of China. We currently source the active pharmaceutical ingredient for BRUKINSA from a supplier in China and full qualification of a supplier outside of China is near completion and will be soon active. In addition, we entered into a commercial supply agreement with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (“Boehringer Ingelheim”) for tislelizumab, which is being manufactured at Boehringer Ingelheim’s facility in Shanghai, China. Additionally, we entered into an agreement with Novartis to regain worldwide rights to develop, manufacture, and commercialize tislelizumab. We will continue to work with Novartis on development, regulatory and manufacturing priorities. Novartis will manufacture tislelizumab for many markets worldwide and explore its potential in combination with their oncology assets. For our commercial and clinical stage products in-licensed from Amgen, BMS and others, we rely on the licensors and their manufacturing facilities or their CMOs for the supply of those medicines and drug candidates.
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
Amgen Collaboration
Collaboration Agreement
On October 31, 2019, our wholly-owned subsidiary, BeiGene Switzerland GmbH (“BeiGene Switzerland”), entered into a Collaboration Agreement with Amgen, which became effective on January 2, 2020 (as amended, the “Amgen Collaboration Agreement”). Pursuant to the terms of the Amgen Collaboration Agreement, we are responsible for commercializing Amgen’s oncology products XGEVA, BLINCYTO and KYPROLIS in China (excluding Hong Kong, Macao and Taiwan) for a period of five or seven years following each product’s regulatory approval in China, as specified in the Amgen Collaboration Agreement, with the commercialization period for XGEVA commencing following the transition of operational responsibilities for the product. In addition, as specified in the agreement, we have the option to retain one of the three products to commercialize for as long as the product is sold in China. The parties have agreed to equally share profits and losses for the products in China during each product’s commercialization period. After expiration of the commercialization period for each product, the products not retained will be transitioned back to Amgen and we will be eligible to receive tiered mid-single to low-double digit royalties on net sales in China of each product for an additional five years.

Additionally, pursuant to the terms of the Amgen Collaboration Agreement, we and Amgen have agreed to collaborate on the global clinical development and commercialization of a portfolio of Amgen clinical- and late-preclinical-stage oncology pipeline products. Starting from the commencement of the Amgen Collaboration Agreement, we and Amgen will co-fund global development costs, with BeiGene contributing up to $1.25 billion worth of development services and cash over the term of the collaboration. We will be eligible to receive tiered mid-single digit royalties on net sales of each product globally outside of China on a product-by-product and country-by-country basis, until the latest of the expiration of the last valid patent claim, the expiration of regulatory exclusivity, or the earlier of eight years after the first commercial sale of such product in the country of sale and 20 years from the date of first commercial sale of such product anywhere in the world.
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
In connection with our ongoing assessment of the Amgen Collaboration Agreement cost-share contributions, we determined that our further investment in the development of AMG 510 was no longer commercially viable for BeiGene. As a result, in February 2023, we entered into an amendment to the Amgen Collaboration Agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the termination of AMG 510 from the Amgen Collaboration Agreement.
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
Share Purchase Agreement
In connection with the Amgen Collaboration Agreement, pursuant to a share purchase agreement dated October 31, 2019, as amended, by and between BeiGene, Ltd. and Amgen (as amended, the “Share Purchase Agreement”), we issued to Amgen 206,635,013 ordinary shares in the form of 15,895,001 ADSs of the Company on January 2, 2020, representing approximately 20.5% of our then outstanding shares, for an aggregate purchase price of $2.78 billion, or $13.45 per ordinary share, or $174.85 per ADS.
Pursuant to the Share Purchase Agreement, Amgen agreed to (i) a lock-up on sales of its shares until the earliest of (a) the fourth anniversary of the closing, (b) the expiration or termination of the Collaboration Agreement and (c) a change of control of BeiGene, Ltd., (ii) a standstill until the date on which it holds less than 5% of our then outstanding shares, and (iii) a voting agreement to vote its shares on certain matters presented for shareholder approval until the later of (a) the fifth anniversary of the closing and (b) the expiration of the standstill period, all under specified circumstances and as set forth in the agreement. Following the later of (i) the expiration of the lock-up period and (ii) the expiration of the standstill period, Amgen has agreed not to sell shares representing more than 5% of our then outstanding shares in any rolling 12-month period. The lock-up has since expired and under the terms of the Share Purchase Agreement, Amgen now has specified registration rights. Additionally, we have agreed to use reasonable best efforts to provide Amgen with an opportunity to participate in subsequent new securities offerings upon the same terms and conditions as other purchasers in the offering in an amount needed to allow Amgen to hold up to 20.6% of our shares, subject to applicable law and HKEx rules and other specified conditions.

On March 17, 2020, BeiGene, Ltd. and Amgen entered into an Amendment No. 2 (the “Second Amendment”) to the Share Purchase Agreement in order to account for periodic dilution from the issuance of shares by us, which agreement was restated in its entirety on September 24, 2020 (the “Restated Second Amendment”). Pursuant to the Restated Second Amendment, Amgen had an option (the “Direct Purchase Option”) to subscribe for additional ADSs in an amount necessary to enable it to increase (and subsequently maintain) its ownership at approximately 20.6% of our outstanding shares. The Direct Purchase Option was exercisable on a monthly basis, but only if Amgen’s interest in our outstanding shares at the monthly reference date was less than 20.4%. The Direct Purchase Option (i) was exercisable by Amgen solely as a result of dilution arising from issuance of new shares by us under our equity incentive plans from time to time, and (ii) was subject to annual approval by our independent shareholders each year during the term of the Restated Second Amendment. The exercise period of the Direct Purchase Option commenced on December 1, 2020 and terminated on December 1, 2023.
On January 30, 2023, BeiGene, Ltd. and Amgen entered into an Amendment No. 3 (the “Third Amendment”) to the Share Purchase Agreement, pursuant to which Amgen elected to relinquish its right to appoint a designated director to the Company’s board of directors on account of the Company’s global growth. The Company has retained Anthony C. Hooper, who was Amgen’s director designee on the Company’s board of directors until Amgen relinquished its right to appoint a designated director. Mr. Hooper was most recently re-elected by shareholders in 2022 to serve a three-year term ending 2025.
Novartis Collaboration
Collaboration and License Agreement for Tislelizumab
On January 11, 2021, BeiGene Switzerland entered into a Collaboration and License Agreement, which became effective on February 26, 2021 (the “Novartis Collaboration and License Agreement”) with Novartis, pursuant to which Novartis will have the right to develop, manufacture and commercialize tislelizumab in the U.S., Canada, Mexico, member countries of the EU, UK, Norway, Switzerland, Iceland, Liechtenstein, Russia, and Japan (the “Licensed Territory”).
Under the Novartis Collaboration and License Agreement, we received an upfront cash payment of $650 million from Novartis. Additionally, we were eligible to receive up to $1.3 billion upon the achievement of regulatory milestones, $250 million upon the achievement of sales milestones, and tiered royalties based on percentages of annual net sales of tislelizumab in the Licensed Territory ranging from the high-teens to high-twenties, with customary reductions in specified circumstances.
Under the Novartis Collaboration and License Agreement, we and Novartis agreed to jointly develop tislelizumab in the Licensed Territory, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies could conduct clinical trials to explore potential combinations of tislelizumab with other cancer treatments. We were responsible for funding the ongoing clinical trials of tislelizumab, and Novartis agreed to fund any new registrational, bridging, or post-marketing studies in the Licensed Territory. Subject to specified conditions, both parties agreed to jointly fund other new clinical trials in the Licensed Territory agreed by the parties, provided that each party would be responsible for funding clinical trials evaluating tislelizumab in combination with its own- or third-party cancer treatments.
In September 2023, we mutually agreed to terminate the Novartis Collaboration and License Agreement. Pursuant to the termination agreement, we regained full, global rights to develop, manufacture and commercialize tislelizumab with no royalty payments due to Novartis. Upon termination we have no further performance obligations under the collaboration, and all remaining deferred revenue balances were recognized in full. Novartis may continue its ongoing clinical trials and has the ability to conduct future combination trials with tislelizumab subject to our approval. We agreed to provide Novartis with ongoing clinical supply of tislelizumab to support its clinical trials, while Novartis agreed to provide us with transition services to enable key aspects of the tislelizumab development and commercialization plan to proceed without disruption, including manufacturing, regulatory, safety and clinical support.
Option, Collaboration and License Agreement for Ociperlimab
On December 19, 2021, we entered into an Option, Collaboration and License Agreement (the “Novartis Option, Collaboration and License Agreement”) with Novartis, pursuant to which we granted Novartis an exclusive time-based option to receive an exclusive license to develop, manufacture and commercialize our investigational TIGIT inhibitor ociperlimab in the Licensed Territory.

Under the Novartis Option, Collaboration and License Agreement, we received an upfront cash payment of $300 million from Novartis and were eligible to receive an additional payment of $600 million or $700 million upon exercise by Novartis of an exclusive time-based option prior to mid-2023 or late-2023, respectively, subject to receipt of required antitrust approval. Additionally, following the option exercise, we were eligible to receive up to $745 million upon the achievement of regulatory approval milestones, $1.15 billion upon the achievement of sales milestones, and tiered royalties based on percentages of annual net sales of ociperlimab in the Licensed Territory ranging from the high-teens to mid-twenties, with customary reductions in specified circumstances.
Under the Novartis Option, Collaboration and License Agreement, during the option period, Novartis agreed to initiate, conduct and fund additional global clinical trials of ociperlimab in combination with tislelizumab in selected tumor types and we agreed to expand enrollment in two ongoing trials. Additionally, following the option exercise, the companies agreed to jointly develop ociperlimab in the Licensed Territory, with Novartis sharing development costs of global trials and responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals in the Licensed Territory. We were initially responsible for supplying ociperlimab to Novartis, with Novartis having the right to conduct manufacturing for its use in the Licensed Territory after successful transfer of the manufacturing process.
In July 2023, we mutually agreed to terminate the Novartis Option, Collaboration and License Agreement. Pursuant to the termination agreement, we regained full, global rights to develop, manufacture and commercialize ociperlimab. Upon termination we have no further performance obligations under the collaboration, and all remaining deferred revenue balances were recognized in full.
Celgene License and Supply Agreement
On July 5, 2017, we and Celgene Logistics Sàrl, now a wholly-owned subsidiary of BMS, entered into a License and Supply Agreement, pursuant to which we were granted the right to exclusively distribute and promote BMS’s approved cancer therapies, REVLIMID, VIDAZA and ABRAXANE in China, excluding Hong Kong, Macau and Taiwan. In addition, if Celgene decided to commercialize a new oncology product through a third party in the licensed territory during the first five years of the term, we had a right of first negotiation to obtain the right to commercialize the product, subject to certain conditions. We subsequently assigned the agreement to our wholly-owned subsidiary, BeiGene Switzerland.
On March 25, 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China previously supplied to us by BMS, and the drug was subsequently recalled by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the U.S. Additionally, in October 2021, BMS provided 180-days’ notice to us, which we dispute, purporting to terminate our license to market ABRAXANE in China. We initiated an arbitration proceeding against BMS asserting that it breached the terms and conditions of the license and supply agreement. In August 2023, we entered into a settlement agreement which terminated the License and Supply Agreement on December 31, 2023, subject to our right to continue selling all inventory of REVLIMID and VIDAZA until sold out or December 31, 2024, whichever is earlier. For additional information, please see the sections of this Annual Report titled “Legal Proceedings” and Footnote 17 of “Notes to the Consolidated Financial Statements”.
Intellectual Property
The proprietary nature of, and protection for, our medicines, drug candidates, and their methods of use are an important part of our strategy to develop and commercialize novel medicines, as described in more detail below. We have filed patent applications and obtained patents in the U.S. and other countries and regions, such as China and Europe, relating to our medicines and certain of our drug candidates, and are pursuing additional patent protection for them and for our other drug candidates and technologies. We sometimes rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our manufacturing processes. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and support our development programs.
As of February 14, 2024, we owned 63 issued U.S. patents, 46 issued China patents, a number of pending U.S. and China patent applications, and corresponding patents and patent applications internationally.

The key patents for our medicines and late-stage clinical drug candidates as of February 14, 2024, are summarized below:

Molecule	Territory	General Subject Matter	Expiration[1]
BRUKINSA® (Zanubrutinib)	U.S.	Compound and composition	2034
	U.S.	Oral dosage form	2034
	U.S.	Use for modulating Bruton’s tyrosine kinase activity	2034
	U.S.	Crystalline forms	2037
	U.S.	Use for the treatment of mantle cell lymphoma	2037
	U.S.	Use for the treatment of B-cell proliferative disorder	2037
	U.S.	Use for the treatment of B-cell proliferative disorder	2043
	China	Compound and composition	2034
	China	Crystalline forms	2037
TEVIMBRA® (Tislelizumab)	U.S.	Antibodies	2033
	U.S.	Use for the treatment of cancer	2033
	U.S.	Antibodies and use for the treatment of cancer	2033
	U.S.	Antibodies	2033
	U.S.	Antibodies	2033
	China	Antibodies	2033
	China	Antibodies	2033
	China	Antibodies	2033
	China	Antibodies	2033
PARTRUVIX® (Pamiparib)	U.S.	Compound and composition	2031
	U.S.	Compound and composition	2031
	U.S.	Use for the treatment of cancer	2031
	U.S.	Compositions	2031
	U.S.	Crystalline forms	2036
	China	Compound and composition	2031
	China	Use for the treatment of cancer	2031
	China	Crystalline forms	2036
Ociperlimab	U.S.	Antibodies	2038
Sonrotoclax	U.S.	Compound and composition	2039
	China	Compound and composition	2039
(1) The expected expiration does not include any additional term for patent term extensions.
Under our collaboration with Amgen, we have the right to commercialize three medicines in China. The key patents for them in China as of February 14, 2024 are summarized below:

Product	Territory	General Subject Matter	Expiration
BLINCYTO® (blinatumomab)	China	Use for the treatment of pediatric acute lymphoblastic leukemia	2029
KYPROLIS® (carfilzomib)	China	Compound and Composition	2025
We have one in-licensed medicine in China from Shandong Luye Pharmaceutical Co., Ltd (“Luye”). The key patent for it in China as of February 14, 2024 is summarized below:

Product	Territory	General Subject Matter	Expiration
BAITUOWEI® (goserelin microsphere)	China	Formulation	2034

Although various extensions may be available, the life of a patent and the protection it affords, is limited. We may face competition from generic medications for our medicines and any approved drug candidates even if we successfully obtain patent protection. The scope, validity or enforceability of our or our collaborators’ patents may be challenged in court or other authorities, and we or they may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. Additionally, in China, the NMPA may approve a generic version of a brand-name medicine that still has patent protection. As such, any issued patents may not protect us from generic or biosimilar competition for these medicines. Under our license agreement with Amgen, they retain the responsibility, but are not obligated, to prosecute, defend and enforce the patents for the corresponding in-licensed products. Under our license agreement with Luye, Luye retains the responsibility, but is not obligated, to prosecute the in-licensed patents for the corresponding in-licensed product, and BeiGene retains the responsibility, but is not obligated, to defend and enforce the patents for the corresponding in-licensed product.
The term of individual patents may vary based on the countries in which they are obtained. In most countries in which we file, including the U.S. and China, the term of an issued patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the U.S., a patent’s term may be lengthened in some cases by a patent term adjustment, which extends the term of a patent to account for administrative delays by the United States Patent and Trademark Office (“USPTO”), in excess of a patent applicant’s own delays during the prosecution process, or may be shortened if a patent is terminally disclaimed over a commonly owned patent having an earlier expiration date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost in obtaining FDA regulatory approval. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. In China, the Amended PRC Patent Law also provides both patent term adjustment and patent term extension.
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
Additionally, we currently own a number of registered trademarks and pending trademark applications. We currently have registered trademarks for BeiGene, our corporate logo and product names and logos in the U.S., China, the EU and other jurisdictions, and we are seeking further trademark protection for BeiGene, our corporate logo, product names and logos, and other marks in jurisdictions where available and appropriate.
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
BRUKINSA – Conventional methods of treating lymphomas vary according to the specific disease or histology, but generally include chemotherapy, antibodies directed at CD20, a molecular marker found on the surface of B-cells, and, less frequently, radiation. Recently, significant progress has been made in the development of new therapies for lymphomas, including BTK inhibitors. The BTK inhibitor IMBRUVICA (ibrutinib), marketed by AbbVie and Janssen, was first approved by the FDA in 2013 for the treatment of patients with MCL who have received at least one prior therapy. Since that time, ibrutinib has been approved in over 90 countries and regions and has expanded its indications. Another BTK inhibitor, AstraZeneca’s CALQUENCE® (acalabrutinib), was approved by the FDA in 2017 under accelerated approval for the treatment of patients with MCL who have received at least one prior therapy, and in November 2019 for use in adults with CLL/SLL as a single agent or in combination with obinutuzumab. In January 2023, the FDA approved Lilly’s JAYPIRCA™ (pirtobrutinib, a reversible BTK inhibitor) for the treatment of adult patients with R/R MCL after at least two lines of systemic therapy, including a BTK inhibitor. In China, BRUKINSA competes with IMBRUVICA (ibrutinib), which received approval in 2017, YINUOKAI® (orelabrutinib) from Innocare, which was approved in 2020, and CALQUENCE® (acalabrutinib), which was approved in 2023.

TEVIMBRA – A number of PD-1 or PD-L1 antibody medicines have been approved by the FDA or EMA. These include Merck’s KEYTRUDA® (pembrolizumab), BMS’s OPDIVO® (nivolumab), Roche’s TECENTRIQ® (atezolizumab), AstraZeneca’s IMFINZI® (durvalumab), Pfizer and Merck Sereno’s BAVENCIO® (avelumab), Regeneron and Sanofi’s LIBTAYO® (cemiplimab), GSK’s JEMPERLI® (dostarlimab), and Junshi’s toripalimab. In the global setting, several PD-1 or PD-L1 antibody agents are in late-stage clinical development in addition to tislelizumab. In China, as of December 25, 2023, there are nine other approved PD-1 antibodies: OPDIVO® (nivolumab) and KEYTRUDA® (pembrolizumab), Junshi’s TUOYI® (toripalimab), Innovent’s TYVYT® (sintilimab), Hengrui’s AIRUIKA® (camrelizumab), Akeso’s ANNIKE® (penpulimab), Gloria’s YUTUO® (zimberelimab), Henlius’s HANSIZHUANG® (serplulimab) and Lepu’s PUYOUHENG® (pucotenlimab). There are five approved PD-L1 antibody agents: AstraZeneca’s IMFINZI® (durvalumab), Roche’s TECENTRIQ® (atezolizomab), CStone’s ZEJIEMEI® (sugemalimab), Alphamab’s ENWEIDA® (envafolimab), and Hengrui’s AIRUILI® (adebrelimab). Akeso’s PD-1xCTLA-4 bispecific antibody, KAITANNI® (cadonilimab) was approved in China. There are approximately 40 more PD-1 and PD-L1 agents in clinical development in China.
PARTRUVIX – We are competing with multiple PARP inhibitors in China. AstraZeneca received approval for olaparib in August 2018. Zai Labs obtained development and commercial rights for niraparib in China, and its NDA was approved by the NMPA in December 2019. Fluzoparib from Hengrui/Hansoh was approved in December 2020.
Ociperlimab – We are aware of several pharmaceutical companies developing TIGIT antibodies, including Agenus, Arcus, BMS, Compugen, Roche/Genentech, Innovent, iTeos Therapeutics, Merck KGaA, Mereo BioPharma, Seagen, Junshi, Bio-Thera and Akeso. To our knowledge, there are currently no approved anti-TIGIT antibodies and the most advanced agent is in Phase 3 development.
Sonrotoclax – We are aware of several pharmaceutical companies developing BCL2 inhibitors, including AbbVie, Roche, Ascentage Pharma, Fochon Pharma, Chia Tai Tianqing Pharmaceutical, AstraZeneca, Lupeng Pharmaceutical, TargetRx, Novartis, Servier, Zentalis Pharmaceuticals and InnoCare Pharma. To our knowledge, venetoclax was approved by the FDA in April 2016, the EMA in December 2016 and by the NMPA in December 2020.
Many of the larger companies we compete with are well-capitalized and dedicate a significant number of financial resources to support their research and development, while using business development to supplement their internal pipelines. As a result, we must continuously invest and gain experience in the development, acquisition, and marketing of innovative and branded medicines and drug candidates to compete effectively in both current and future markets. This requires us to devote substantial funds and resources to R&D to prevent or slow the erosion of the sales of our existing products and potential sales of products in development. Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for R&D expenses incurred in 2022 and 2023.
The main forms of competition include efficacy, safety, and cost. The long-term success of our products depends on our ability to effectively demonstrate the value that each one of them offers to physicians, patients, and third-party payers. This requires a much greater use of a direct sales force to realize significant revenues. We also have and will continue to enter into co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well-aligned to achieve maximum market penetration. Furthermore, robust compliance system, science-based promotion model, and integrated management will also be competitive advantage in the industry in the long run, which we invest significant effort to establish.
Government Regulation
Government authorities in the U.S., China, Europe and other jurisdictions extensively regulate the research and clinical development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drugs like those we are developing and commercializing. Some jurisdictions also regulate drug pricing. Generally, for a new drug to be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.
U.S. Regulation
U.S. Government Regulation and Product Approval
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations, and biologics under the FDCA, its implementing regulations, and the Public Health Service Act (“PHSA”), and its implementing regulations.

U.S. Drug Development Process
The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:
•completion of preclinical laboratory tests and animal studies according to Good Laboratory Practices (“GLP”) guidance;
•completion of extensive chemistry, manufacturing, and control (“CMC”) studies;
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
Preclinical Studies and Clinical Trials
Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as in vitro and animal studies. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial first-in-human clinical trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to the proposed clinical trial and places the trial on a full clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose. The FDA may also impose full or partial clinical holds at any time before or during clinical trials due to safety concerns or noncompliance and may be imposed on all products within a certain class of products.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations require that all research subjects provide informed consent in writing before their participation in any clinical trial. Further, an institutional review board (“IRB”) must review and approve the plan for any clinical trial before it commences at any institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.
Each new clinical protocol and any amendments to the protocol must be filed with the FDA as an IND amendment and submitted to the IRBs for approval.

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
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
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected AEs, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor may suspend or terminate, or a data safety monitoring board may recommend the suspension or termination of, a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to subjects.
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
The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be re-submitted with the additional information and the re-submitted application is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use, and a BLA to determine whether the biologic is safe, pure, and potent for its intended use. The FDA also evaluates whether the product’s manufacturing is cGMP-compliant to assure the product’s identity, strength, quality and purity. Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.
The approval process can be lengthy and difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA in its present form. The complete response letter usually describes the specific deficiencies identified in the NDA or BLA that must be satisfactorily addressed before it can be approved. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, withdraw the application or request an opportunity for a hearing.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling, require post-approval studies, including Phase 4 clinical trials, to further assess a product’s safety and effectiveness, or may require testing and surveillance programs to monitor the safety of approved products. The FDA may also approve an NDA or BLA with a Risk Evaluation and Mitigation Strategy program to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
Regulation of Combination Products in the U.S.
Certain products may be comprised of components that would normally be regulated under different types of regulatory authorities in certain jurisdictions, and in the U.S. by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. That determination is based on the “primary mode of action” of the combination product. We are developing combination products using our own drug candidates and third-party drugs.
Regulation of Companion Diagnostics in the U.S.
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
BRUKINSA was granted fast track designation by the FDA for the treatment of WM, MZL and R/R FL. Tislelizumab was granted fast track designation by the FDA for the treatment of 1L HCC.
Accelerated Approval
Under FDA’s accelerated approval regulations, the FDA may approve a drug, including a biologic, intended to treat a serious or life-threatening disease or condition that generally provides meaningful therapeutic benefit to patients over available treatments and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a laboratory measurement or clinical signs of a disease or condition that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of post-approval clinical trials to confirm the effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA can require, as appropriate, that post-approval confirmatory trials be underway prior to approval or within a specific time period after accelerated approval is granted. Failure to conduct required post-approval studies with due diligence, or to confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market. In general, all promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA unless otherwise informed by the agency.
BRUKINSA was granted accelerated approval by FDA for the treatment of adult patients with MCL who have received at least one prior therapy and for the treatment of adult patients with R/R MZL who have received at least one anti-CD20-based regimen.
Breakthrough Designation
Breakthrough therapy designation is intended to expedite the development and review of a drug or biologic if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a product candidate be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. If so designated, the FDA shall expedite the development and review of the product candidate’s marketing application. The designation may be rescinded if the product candidate does not continue to meet the criteria for breakthrough therapy designation.
BRUKINSA was granted breakthrough therapy designation by the FDA for the treatment of adult patients with MCL who have received at least one prior therapy.

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
The NDA for BRUKINSA was granted priority review by the FDA for the treatment of adult patients with MCL who have received at least one prior therapy.
Pediatric Information
Under the Pediatric Research Equity Act of 2003, all marketing applications for new active ingredients, indications, dosage forms, dosing regimens or routes of administration must contain an assessment of the safety and effectiveness of the product for the claimed indication in pediatric patients unless this requirement is waived, deferred or inapplicable.
Under the Best Pharmaceuticals for Children Act, a product may be eligible for pediatric exclusivity, which adds six months to existing exclusivity periods and patent terms. This exclusivity may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued written request for such a study.
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
Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory requirements and test each product batch or lot prior to its release. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S.
The FDA may withdraw a product approval, revoke a biologics license or implement restrictions on such product if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, untitled or warning letters, holds on clinical trials, product seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties. We may undertake or be required to undertake a product recall.

Patent Term Restoration and Regulatory Exclusivity
Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that this review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if available, we intend to apply for restorations of patent term for some of our patents beyond their current expiration dates, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA; however, there can be no assurance that any such extension will be granted to us.
Data exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated NDA, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Regulatory exclusivity in the U.S. can also include pediatric exclusivity and orphan drug exclusivity. Pediatric exclusivity, if granted, provides an additional six months of exclusivity for all formulations, dosage forms, and indications of the active moiety and, for drugs, patent terms. This exclusivity, which runs from the end of other regulatory exclusivity and, for drugs, patent terms, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. Orphan drug exclusivity is described below under “Orphan Drugs.”
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
A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for a period of exclusivity against other biologics submitted under the abbreviated approval pathway during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologic’s patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs, including biologics, intended to treat a rare disease or condition, generally one that affects fewer than 200,000 individuals in the U.S. or that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that costs of research and development of the product for the indication can be recovered by sales of the product in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA.
After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease or condition with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.
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
BRUKINSA was granted orphan drug designation status by the FDA for the treatment of WM, CLL, FL, MCL and MZL (3 subtypes). Tislelizumab was granted orphan drug designation status by the FDA for the treatment of ESCC, HCC and GC. Sonrotoclax was granted orphan drug designation status by the FDA for the treatment of AML, MM, WM and MCL.
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
Pharmaceutical Coverage, Pricing, and Reimbursement
In the U.S. and in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors, including government authorities, managed care providers, private health insurers and other organizations. Patients generally rely on third-party payors to reimburse all or part of the associated healthcare costs and no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor.
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

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.
Healthcare Reform
The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Such adoption of government controls and tightening of restrictive policies could limit payments for pharmaceuticals. For example, the Affordable Care Act (the “ACA”) contains provisions that may reduce the profitability of drug products, including increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, Congressional, and Executive challenges. As a result, it is unclear how such efforts to challenge, repeal or replace the ACA, will impact our business.
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, the Bipartisan Budget Act of 2018 amended the ACA by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50% to 70% and closing the coverage gap in most Medicare drug plans. In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2031 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
In 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted containing provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
In addition, President Biden has issued multiple executive orders seeking to reduce prescription drug costs. In February 2023, HHS issued a proposal in response to an executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through the FDA’s accelerated approval pathway. Although a number of these proposed measures may require additional legislation to become effective, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
The Centers for Medicare and Medicaid Services (“CMS”) published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. CMS also published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs.

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
The HHS implemented a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation until January 1, 2032. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the Biden administration and may be amended or repealed.
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. In 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is currently uncertain.
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
Other U.S. Healthcare Laws and Compliance Requirements
We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business prior to and after receiving regulatory approval of our product candidates. Some of the laws that may affect our ability to operate are detailed below:
•The federal healthcare Anti-Kickback Statute (“AKS”), which prohibits, among other things, knowingly and willfully soliciting, receiving, providing, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation or arrangement of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”) or federal civil money penalties statute. Violations of the AKS carry potentially significant civil fines and criminal penalties, including imprisonment, fines, administrative federal civil monetary penalties, and exclusion from participation in federal healthcare programs. This law applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers. We continue to evaluate what effect, if any, these rules will have on our business.

•The federal civil and criminal false claims and civil monetary penalty laws, such as the FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal AKS constitutes a false of fraudulent claim for purposes of the FCA. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products and any future product candidates are subject to scrutiny under this law.
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal AKS, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
•As further amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), HIPPA and their respective implementing regulations impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates who perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, made civil and criminal penalties directly applicable to business associates, and gave state attorneys authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs. In addition, there may be other federal, state and non-U.S. laws which govern the privacy and security of health and other personal information and which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
•The federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians, certain other licensed health care practitioners and teaching hospitals. Manufacturers are also required to disclose ownership and investment interest held by physicians and their immediate family members.
•Federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs.
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•The Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment.

Similarly, foreign and state privacy laws may be broader and require greater protections than HIPAA. These data privacy and security laws may differ from each other and often are not pre-empted by HIPAA, which may complicate compliance efforts. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Further, the California Privacy Rights Act (“CPRA”) creates additional obligations with respect to processing and storing personal information. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states have also passed or are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the legislation and proposed regulations including the CCPA and CPRA contain an exception for certain activities that involve protected health information subject to HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.
Additionally, we are subject to state equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply to healthcare services reimbursed by any third-party payor, not just governmental payors, but also private insurers. These laws are enforced by various state agencies and through private actions. Some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or other voluntary industry codes of conduct that restrict the payments made to healthcare providers and other potential referral sources. Several states and local laws also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and require the registration of pharmaceutical sales representatives. State and foreign laws, including the European Union General Data Protection Regulation, also govern the privacy and security of health information in some circumstances, many of which differ from other laws, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with such requirements we could be subject to penalties.
In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS also requires individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. Furthermore, the Office of Inspector General (“OIG”) of the HHS has warned manufacturers that they may be subject to sanctions under the federal AKS and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
Third-party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor’s product. However, donations to patient assistance programs have received some negative publicity and been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws.
The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.

EU and UK Data Protection Laws
In the EU, the General Data Protection Regulation (“GDPR”) governs the processing of personal data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal basis for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area (“EEA”), including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data in countries not deemed adequate by the EU and UK, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates if there is no legal basis for processing, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. In addition, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. We will be required to implement certain safeguards detailed in these regulations when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.
PRC Regulation
In the PRC, we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of PRC laws, rules and regulations affecting many aspects of our business. This section summarizes the principal PRC laws, rules and regulations that we believe are relevant to our business and operations.
PRC Drug Regulation
Introduction
China heavily regulates the development, approval, manufacturing and distribution of drugs, including biologics. The legal framework for the administration of pharmaceutical products in China was established by the Drug Administration Law of the PRC (the “DAL”). The DAL provides a framework for regulating pharmaceutical manufacturers, pharmaceutical trading companies, medical institutions, and the research, development, manufacturing, distribution, packaging, pricing, and advertisement activities related to pharmaceutical products. The Implementing Measures of the Drug Administration Law provides detailed implementation regulations for the DAL.
The DAL
The DAL embodies a regulatory trend to strengthen the life-cycle management of drugs, to balance the development of innovative drugs and generic drugs, and to enhance drug review and enforcement. It established the Marketing Authorization Holder (the “MAH”) system, and subject to approval by the NMPA, MAHs will be allowed to transfer their marketing authorizations. However, to date, it remains uncertain whether the transferability of MAH will offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system was accompanied by a range of new requirements for the MAHs. For example, a MAH must establish a quality assurance system and be responsible for the whole process and all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, adverse drug reaction monitoring and reporting. A foreign MAH is required to engage a local agent to fulfill the MAH’s obligations and the foreign MAH is subject to joint and several liability in the event of any wrongdoing.
The DAL requires drug manufacturers and drug distributors to comply with current GMP and GSP requirements. Pursuant to the DAL, NMPA and its local counterparts are directed to strengthen their surveillance of drug manufacturers and distributors, including through regular site inspections and unannounced checks, to ensure their compliance. The NMPA has also been strengthening its regulation of clinical trial institutions by collaborating with the National Health Commission (the “NHC”), the chief healthcare regulator in China. The Measures for the Administration of Drug Clinical Trial Institutions jointly issued by the NMPA and the NHC provides detailed requirements on how drug clinical trial institutions should comply with GCP, including, among others, that all drug clinical trial institutions are required to be registered on an online system and disclose their key information essential for compliance with GCP.

The DAL also requires MAHs, manufacturers, distributors, and medical institutions to establish and implement drug track and trace systems. The Measures for the Quality Supervision of Drug Commercialization and Use established the requirements and standards for the drug track and trace system. A drug pharmacovigilance system will also be established to monitor, identify, evaluate and control adverse drug reactions and other possible drug-related problems. The Good Pharmacovigilance Practices provides detailed requirements on MAH’s pharmacovigilance obligations.
The DAL creates an expanded access pathway for investigational drugs under which a company sponsor of a clinical trial in China can apply to establish an expanded access treatment program for patients with life-threatening disease who otherwise do not satisfy the inclusion criteria of a clinical trial. To quality for expanded access: (1) the drug must be used for life-threatening diseases that lack effective treatment; (2) the drug must have demonstrated its potential efficacy based on medical observations; (3) such use is in line with ethical principles; (4) such expanded use has been reviewed and approved (although the approval pathway not clear), and has obtained patients’ informed consent; and (5) the drug must be used within the clinical trial institution and used on patients with similar conditions.
The DAL provides heavy penalties for violations. Depending on various types of violations, the DAL imposes different penalties, including warnings, confiscation of illegal gains, fines of up to RMB5 million (about $725,000) or up to 30 times of illegal gains, revocation of required business and operating licenses, certificates or approval documents for drugs, suspension of business, temporary (10 years) or permanent debarment of companies, institutions and responsible persons, and criminal liabilities in the case of serious violations.
The interpretation and implementation of the DAL have been evolving overtime. We plan to closely monitor the implementation of the DAL and its impact on our operations in China.
Regulatory Authorities and Government Reorganization
In China, the NMPA is the primary regulator for pharmaceutical products and businesses. It is a sub-agency of the State Administration for Market Regulation (the “SAMR”), which is responsible for, in addition to drug regulation, consumer protection, advertising, anticorruption, antitrust, fair competition and intellectual property.
The NMPA regulates almost all of the key stages of the life cycle of pharmaceutical products, including nonclinical studies, clinical trials, marketing approvals, manufacturing, advertising and promotion, distribution, and pharmacovigilance (i.e., post-marketing safety reporting obligations). The CDE, which remains under the NMPA, conducts the technical evaluation of each drug and biologic application for safety and efficacy.
The NHC is China’s chief healthcare regulator. It is primarily responsible for overseeing the operation of medical institutions (including clinical trial sites) and regulating the licensure of hospitals and other medical personnel.
The NHSA is the primary regulator overseeing national medical insurance and related drug reimbursement schemes, including, among others, the National Drug Reimbursement Price Negotiations, which have significant impact on innovative drugs’ prices in China. The NHSA and its local counterparts at or below the provincial level of local government also oversee and organize public medical institutions’ centralized bidding and procurement programs for pharmaceutical products. This is the primary way that public hospitals and their internal pharmacies procure drugs.
Preclinical and Clinical Development
The NMPA requires preclinical data to support registration applications for new drugs. Preclinical work, including safety assessment studies, must meet the GLP’s standards. The DAL requires the NMPA to accredit GLP labs, and that nonclinical studies of chemical drug substances and preparations and biologics that are not yet marketed in China be conducted in GLP-certified labs. There are no approvals required from the NMPA to conduct preclinical studies.
A Certificate for Use of Laboratory Animals is required for performing experimentation on animals under the Regulations for the Administration of Affairs Concerning Experimental Animals, the Administrative Measures on Good Practice of Experimental Animals, and the Administrative Measures on the Certificate for Experimental Animals (Trial). Applicants for this certificate must satisfy a number of conditions, including (1) the environment and facilities for lab animals’ living and propagating must satisfy national requirements; (2) lab animals must be qualified and sourced from institutions with Certificates for Production of Lab Animals; and (3) the animals’ feeding and experimentation must be conducted by professionals, specialized and skilled workers, or other trained personnel.

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
Amgen’s BLINCYTO, XGEVA, and KYPROLIS, as well as EUSA’s QARZIBA and SYLVANT have all been approved by the NMPA as Category 1 drugs.
Expedited Programs
Priority Evaluation and Approval Programs to Encourage Innovation
The NMPA has adopted several expedited review and approval mechanisms that are intended to encourage innovation. Applications for these expedited programs can be submitted after the clinical trial application is admitted for review by the CDE. The NMPA’s Drug Registration Rules (“DRR”) provide certain categories of drugs that may be eligible for priority status, among which, the following may be particularly relevant for us: (1) drugs that are clinically and urgently needed but insufficient in supply; (2) innovative drugs and improved new drugs for prevention and treatment of major contagious diseases and rare diseases; (3) new pediatric drugs, (4) drugs designated as breakthrough therapies, and (5) drugs that satisfy the conditional approval criteria. If admitted to one of these expedited programs, an applicant will be entitled to more frequent and timely communication with reviewers at the CDE, expedited review and approval, and more agency resources throughout the approval process.
Conditional Approval
NMPA also permits conditional approval of certain medicines based on early phase data. The agency has done this for medicines that meet unmet medical needs for life-threatening illnesses and also for medicines that treat orphan indications. Under the DRR, drugs that meet one of the three criteria might be eligible for conditional approval: (1) drugs that treat life threatening illnesses for which there are no effective treatment or preventive methods, but their clinical trials already have the data to prove efficacy and their clinical value is predictable, (2) drugs that are urgently needed for public health reasons, and their clinical trials already have the data to prove efficacy and their clinical value is predictable; or (3) vaccines that are urgently needed for major public health emergencies or otherwise deemed by the NHC to be urgently needed, and it is concluded upon evaluation that their benefits outweigh their risks. Following approval, the MAH is required to take risk mitigation measures and complete a post-market study as required by the NMPA within a prescribed timeline.
BRUKINSA received conditional approval for the treatment of MCL in adult patients who have received at least one prior therapy, CLL or SLL in adult patients who have received at least one prior therapy (converted to regular approval), and for adult patients with WM who have received at least one prior therapy (converted to regular approval). Tislelizumab received conditional approval as a treatment for patients with cHL who have received at least two prior therapies and as a treatment for patients with locally advanced or metastatic UC, a form of bladder cancer, with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy, and for the treatment of patients with HCC who have been previously treated with at least one systemic therapy (converted to regular approval). PARTRUVIX received conditional approval for the treatment of patients with gBRCA mutation-associated recurrent advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more lines of chemotherapy. XGEVA received conditional approval for the treatment of adults and skeletally mature adolescents with GCTB that is unresectable or where surgical resection is likely to result in severe morbidity (converted to regular approval) and for the prevention of SREs in patients with bone metastases from solid tumors and in patients with MM. BLINCYTO received conditional approvals for the treatment of both adult and pediatric patients with R/R CD19-positive B-cell precursor acute lymphoblastic leukemia (adult indication converted to regular approval). KYPROLIS received conditional approval for the treatment of adult patients with R/R multiple myeloma. QARZIBA received conditional approval for high-risk neuroblastoma.

Breakthrough Therapy Designation
Breakthrough therapy designation (“BTD”) is a process designed to expedite the development and review of clinical stage, innovative or improved new drugs that meet the following criteria: (1) they are intended to treat life threatening conditions or conditions that have serious negative impact on the quality of life, and (2) there are no effective treatment or preventive methods available, or there is preliminary clinical evidence indicating that they may demonstrate substantial improvement over available therapies. Applicants of drugs designated as breakthrough therapies will be entitled to direct communications with CDE at key states during the clinical trials and may seek CDE’s opinion on study progress.
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
Clinical Trials and Marketing Approval
Upon completion of preclinical studies and preliminary CMC studies, a sponsor typically needs to conduct clinical trials in China for registering a new drug. The materials required for this application and the data requirements are determined by the registration category. The NMPA has taken a number of steps to increase efficiency for approving clinical trial applications, and it has also significantly increased monitoring and enforcement of GCP to ensure data integrity.
Clinical Trial Approval
All clinical trials conducted in China for the purpose of seeking marketing approvals must be approved by the NMPA and conducted at hospitals satisfying GCP requirements. In addition to a standalone China trial to support development, imported drug applicants may include Chinese clinical sites as part of an international multicenter trial (“IMCT”). Domestically manufactured drugs are not subject to foreign approval requirements and the NMPA permits those drugs to conduct development via an IMCT as well.
The DAL has now also adopted an implied approval system for clinical trials of new drugs. Trials can proceed if after 60 business days, the applicant has not received any objections from the CDE, as opposed to the lengthier previous clinical trial pre-approval process in which the applicant had to wait for affirmative approval. The DAL also expands the number of trial sites by abolishing the GCP accreditation system and requiring trial sites to follow a more simplified notification procedure.
Clinical Trial Register
Clinical trials conducted in China must be registered and published through the Drug Clinical Trial Information Platform (http://www.chinadrugtrials.org.cn). Applicants are required to pre-register the trial information within one month after obtaining the clinical trial approval to obtain the trial’s unique registration number and to complete registration of certain follow-up information before the first subject’s enrollment in the trial. If the foregoing pre-registration and registration is not obtained within three years, the clinical trial approval automatically expires.
Human Genetic Resources Regulation
The Regulation on the Administration of Human Genetic Resources (“HGR Regulation”) applies to all human genetic resources (“HGR”)-related activities for R&D purposes, including sampling, biobanking, use of HGR materials and associated data in China, and the provision or sharing of such materials or data with non-PRC parties. As BeiGene, Ltd. is a Cayman Islands company, we and our activities in China are subject to the HGR Regulation. Such non-PRC parties seeking access to China’s HGRs for scientific research, including clinical trials intended to support marketing approval of drugs and medical devices in China, must do so only through collaborations with Chinese parties, such as Chinese hospitals. The HGR Regulation prohibits non-PRC parties from independently sampling or biobanking any China HGR in China and requires approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Any cross-border transfer of the HGR materials, either under an international collaboration or as a direct export, must be on an as-needed basis and requires approval. In addition, providing HGR data to non-PRC parties requires a record filing.

The HGR Regulation provides a record-filing procedure for international collaborations on clinical trials intended to support marketing approval of drugs in China that do not transfer HGR materials abroad, while the advance approval requirement still applies if such trials involve export of HGR materials or the collection, testing, analysis or disposal of HGR samples during the trials are not solely conducted at the clinical trial sites. Companies conducting global clinical trials may benefit little from this record filing procedure because those trials would often require cross-border transfer of HGR materials and the advance approval requirement would still apply.
The HGR Regulation requires parties to jointly apply for and own the patent rights arising from the results generated from international collaborations that utilize China HGR. Subject to approval, the parties may contractually agree on how to dispose of their patent rights and non-patent proprietary rights arising from the collaboration. As the joint ownership requirement is rather broad, it is unclear how this requirement will be implemented in practice.
The HGR Regulation also imposes severe penalties for various violations, including warnings, disgorgement of illegal gains, confiscation of illegal HGR, fines up to RMB10 million ($1,450,000) or 5-10 times of illegal gains in the event such illegal gains exceed RMB1 million ($145,000), and temporary (1-5 years) or permanent debarment of companies, institutions and responsible persons from future HGR projects regulated by the HGR Regulation.
The Implementing Rules for the HGR Regulation (the “HGR Implementing Rules”) provide several critical clarifications. HGR data is narrowed down to cover only the data derived from HGR materials and gene-irrelevant clinical data, image data, protein data, and metabolic data are expressly excluded. The use of the term non-PRC parties is also further clarified by elaborating that (1) “actual control” by non-PRC entities/individuals is interpreted to include not only being controlled through equity interests but also investment or contractual arrangements, which may cover variable interest entities (“VIEs”), and (2) companies incorporated in Hong Kong Special Administration Region (“SAR”) and Macau SAR but essentially controlled by Chinese domestic entities are not viewed as non-PRC parties. The industry guidance provides more clarifications from practice perspective. Notably, among others, (1) the non-PRC entity operating the electronic data capture system for an in-China trial is no longer regarded as a non-PRC party, (2) for gene-related scientific studies, if non-PRC entities do not substantively participate in such studies, nor obtain any study data, then such studies are no longer subject to the HGR regulation; and (3) human urine, feces, blood plasma, and blood serum are expressly excluded from the scope of HGR materials.
Trial Exemptions and Acceptance of Foreign Data
The NMPA may be flexible on the requirements of trials and data generated in China, depending on the drug and the existing data. The NMPA has granted waivers for all or part of trials and stated that it will accept data generated abroad (even if not part of a global study), including early phase data, that meets its requirements. The NMPA issued the Technical Guidance Principles on Accepting Foreign Drug Clinical Trial Data (the “Guidance Principles”), as one of the implementing rules for the Opinions on Deepening the Reform of the Evaluation and Approval Systems and Encouraging Innovation on Drugs and Medical Devices (the “Innovation Opinion”). According to the Guidance Principles, data from foreign clinical trials must meet authenticity, completeness and accuracy requirements and such data must be obtained in compliance with the relevant requirements under the GCP of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use. Sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
The NMPA permits drugs approved outside of China to be approved in China on a conditional basis without the need for pre-approval clinical trials in China. Specifically, in 2018, the NMPA established a program permitting drugs that have been approved within the last ten years in the U.S., EU or Japan to be approved in China without local clinical trials if they (1) prevent or treat orphan diseases, (2) prevent or treat serious life-threatening illnesses for which there is either no effective therapy in China, or for which the foreign-approved drug would have clear clinical advantages. Applicants for such conditional approvals will be required to establish a risk mitigation plan and may be required to complete trials in China after the drug is approved. The CDE has developed a list of drugs that meet these criteria.

Clinical Trial Process and Good Clinical Practices
As in other parts of the world, clinical trials in China typically have three phases. Phase 1 refers to the initial clinical pharmacology and human safety evaluation studies. Phase 2 refers to the preliminary evaluation of a drug candidate’s therapeutic efficacy and safety for target indication(s) in patients. Phase 3 (often the pivotal study) refers to clinical trials to further verify the drug candidate’s therapeutic efficacy and safety on patients with target indication(s) and ultimately provide sufficient evidence for the review of a drug registration application. The NMPA requires that the different phases of clinical trials in China receive ethics committee approval (with exemptions for certain specific circumstances, such as studies utilizing public information or anonymized data) and comply with GCP. The NMPA conducts inspections on clinical trials conducted in China to assess GCP compliance and may refuse to approve the drug if it finds substantial issues in the trials. In addition, upon granting the drug registration certificate, NMPA may, at its sole discretion, require a Phase 4 trial to be conducted by MAH within a specified period of time so as to further monitor and obtain safety and efficacy data of the drug.
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
Pursuant to GCP, sponsors of clinical trials are responsible for proper packaging and labeling of drugs used for clinical trials, and in double-blinded clinical trials, the investigational drugs shall be consistent with the control drug or placebo in appearance, odor, packaging, labeling, and certain other features. Pharmaceutical packaging must comply with national and professional standards. If there is no national or professional standard available, companies may formulate and implement their own standards after obtaining the approval of the provincial administration for medical products or bureau of standards. Changes in such approved packaging standards need to be re-approved. Drugs of which the packaging standards are not approved shall not be released or marketed in China, except for those specifically supplied to the military.
New Drug Application (NDA) and Approval
Upon completion of clinical trials, a sponsor may submit clinical trial data to support marketing approval for the drug. For domestically manufactured drugs, NDA sponsors must submit data derived from the submitted drugs in support of their approval. Under the DAL, upon approval of the registration application, the NMPA will issue a drug registration certificate to the applicant which is in fact the marketing approval of the drug, and the applicant is no longer required to be equipped with relevant manufacturing capability.
Manufacturing and Distribution
All facilities that manufacture drugs in China must receive a Drug Manufacturing License (“DML”) with an appropriate “scope of manufacturing” from the local drug regulatory authority. This license must be renewed every five years, and the manufacturing facility is also required to comply with GMP. MAHs holding a Type B DML are allowed to contract manufacturing and must undertake the quality management obligations. NMPA has been increasing its regulatory oversight and control over contract manufacturing activities in China by way of imposing more specific and higher regulatory compliance requirements in terms of personnel, quality management system, and oversight of CMOs on MAHs. For instance, NMPA released a Guidance on Onsite Inspection of Contract Manufacturing Activities by Drug MAHs in October 2023, in which over 60 inspection items are set for issuing and maintaining Type B DML.
Similarly, to conduct sales, importation, shipping and storage, a company must obtain a Drug Distribution License (“DDL”) from the local drug regulatory authority, subject to renewal every five years. As with GMPs, companies are required to comply with GSP. One exception is that the DAL and relevant implementation rules allow the MAH to conduct wholesales of its drugs directly without holding a separate DDL for wholesale, however, a retail DDL would still be required if the MHA intends to conduct direct retail to patients.
China has developed a “Two-Invoice System” to control distribution of prescription drugs. This system generally requires that no more than two invoices may be issued throughout the distribution chain, with one from the manufacturer to a distributor and another from the distributor to the end-user hospital. This excludes the sale of products invoiced from the manufacturer to its wholly-owned or controlled distributors, or for imported drugs, to their exclusive distributor, or from a distributor to its wholly-owned or controlled subsidiary (or between the wholly-owned or controlled subsidiaries). However, the system still significantly limits the options for companies to use multiple distributors to reach a larger geographic area in China. Compliance with the Two-Invoice System is a prerequisite for pharmaceutical companies to participate in procurement processes with public hospitals, which currently provide most of China’s healthcare. Manufacturers and distributors that fail to implement this system may lose their qualifications to participate in the bidding process or be blacklisted from engaging in drug sales to public hospitals in a locality.

Post-Marketing Surveillance
Under the DAL, the MAH of a drug is ultimately responsible for pharmacovigilance, including quality assurance, adverse reaction reporting and monitoring, and product recalls. Distributors and user entities (e.g., hospitals) are also required to report, in their respective roles, adverse reactions of the products they sell or use, and assist the MAH with any product recalls. An MAH for a drug that is currently under the new drug monitoring period has to report all adverse drug reactions (as opposed to just serious adverse reactions) for that period.
Advertising and Promotion of Pharmaceutical Products
China has a strict regime for the advertising of approved medicines. No unapproved medicines may be advertised. The definition of an advertisement is very broad and does not expressly exclude scientific exchange. It can be any media that directly or indirectly introduces the product to end users. There is no clear line between advertising and any other type of promotion. An enterprise seeking to advertise a prescription drug may do so only in medical journals jointly approved by NMPA and the NHC, and each advertisement requires approval from a local drug regulatory authority. The content of an approved advertisement may not be altered without filing a new application for approval.
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
Regulatory Intellectual Property Protections
The amendments to the PRC Patent Law (the “Amended PRC Patent Law”) provides a cause of action to allow a patent holder to initiate a declarative action during the regulatory review process of a drug to determine whether the drug falls within the patent scope, which may be comparable to the patent linkage system in the U.S. The system requires that the NMPA continue to review the potentially infringing follow-on application during any lawsuit by the innovator. However, the NMPA may not approve the follow-on application pending resolution of the patent litigation in favor of the follow-on application or for a specified period of time, whichever is shorter. The Amended PRC Patent Law also provides patent term extension, similar to the U.S., for the patent term lost during the regulatory review process of a new drug upon the patent holder’s request. The extended term shall not exceed five years, and the total patent term after market entry of the new drug shall not exceed 14 years. However, the provisions for patent term extension are unclear and/or remain subject to the approval of implementing regulations that are still in draft form, leading to uncertainty about the scope of implementation.
Additionally, the Innovation Opinion provided a foundation to improve and implement a system for regulatory data protection to protect innovative drugs. This protection is available for undisclosed clinical trial data of drugs falling into the following categories: innovative drugs, innovative therapeutic biologics, drugs that treat orphan diseases, pediatric drugs, and drugs for which there has been a successful patent challenge.
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
The proposed regulations also call for a reduction in exclusivity if the marketing application is filed in China based solely on overseas clinical data with no Chinese subjects (75% reduction) or based on supplemental “China clinical trial data” (50% reduction). Information about the exclusivity term will be included in a Marketed Drug List (similar to the Orange Book in the U.S.) at the time of approval. Some mechanics of these proposed rules are not yet clear, and it is not certain when the proposed rules will be finalized.
Reimbursement and Pricing
China regulates drug prices mainly by establishing a consolidated procurement mechanism, restructuring medical insurance reimbursement standards and strengthening regulation of medical and pricing practices, as discussed below.

National Reimbursement Drug List
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
Factors that affect the inclusion of a pharmaceutical product in the NRDL include whether the product is used in large volumes and commonly prescribed for clinical use in the PRC and whether it is considered to be important in meeting the basic healthcare needs of the general public. Historically, special consideration has been given to, among others, innovative drugs with high clinical value and drugs for serious diseases. In addition, the government has also been negotiating with manufacturers of exclusive drugs with high clinical demands and proven effectiveness for price cuts in exchange for inclusion into the NRDL. The version of the NRDL released in 2023 (effective from January 1, 2024) covers approximately 3,088 drugs in total, including 121 new drugs listed for which the prices were determined through negotiations between the drug companies and government. China has been pursuing a policy of expediting the addition of innovative oncology drugs to this list. REVLIMID has been included in the NRDL since 2017. VIDAZA has been included in the NRDL since 2018. BRUKINSA (zanubrutinib), tislelizumab, and XGEVA (120-mg denosumab) have been included in the NRDL since 2020. PARP inhibitor PARTRUVIX (pamiparib) has been included in the NRDL since 2021. KYPROLIS has been included in the NRDL since 2022. SYLVANT and BAITUOWEI were included in the NRDL in December 2023, which took effect on January 1, 2024.
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
The centralized procurement process takes the form of public tenders that are typically conducted once every year by provincial or municipal-level government agencies. The bids are assessed by a committee randomly selected from a database of experts. The committee members assess the bids based on a number of factors, including bid price, product quality, clinical effectiveness, product safety, level of technology, the manufacturer’s qualifications and reputation, after-sale services and innovation.
Since 2018, the government implemented a “zero markup” policy on all drugs among all public healthcare institutions nationwide. In addition, some local governments have begun to allow medical institutions to collectively negotiate with manufacturers for a second price to further lower the already agreed bid price. The Two-Invoice System, described above, is also designed to reduce price mark-ups brought about by multi-tier distribution chains.
Since 2019, the government adopted a volume-based, centralized drug procurement program to optimize the pricing of drugs. Drugs are selected from generic brands for volume-based, centralized drug procurement. The selected drugs must pass the bio-equivalence evaluation on quality and efficacy. All approved enterprises that produce drugs on the procurement list in China may participate. Clinical effects, adverse reactions, and batch stability of the drugs will be considered, and their consistency will be the main criteria for evaluation, while production capacity and stability of the supplier will also be considered.
Other PRC National and Provincial Laws and Regulations
Pharmaceutical companies operating in China are subject to changing regulations under many other laws and regulations administered by governmental authorities at the national, provincial and municipal levels, some of which are or may become applicable to our business. For example, regulations controlling the confidentiality of patient medical information and the circumstances under which patient medical information may be released for inclusion in our information systems or released by us to third parties. The privacy of human subjects in clinical trials is also protected by privacy laws such as the Personal Information Protection Law. These laws and regulations governing both the disclosure and the use of confidential patient medical information may become more restrictive in the future, including restrictions on transfer of healthcare data. The Cybersecurity Law designates healthcare as a priority area that is part of critical information infrastructure, and China’s cyberspace administration has been working to finalize the regulatory regime on cross-border transfer of personal information.

PRC Regulation of Foreign Investment
The Foreign Investment Law of the PRC (the “Foreign Investment Law”) and its implementing rules (the “Implementing Rules”) establish a basic framework for access to, and the promotion and administration of foreign investments in China. The Foreign Investment Law establishes a pre-entry national treatment and negative list system for the administration of foreign investments. “Pre-entry national treatment” means that the treatment afforded to foreign investors at the market access stage shall be no less favorable than that afforded to domestic investors. “Negative list” refers to the special administrative measures for foreign investors’ access to specific fields or industries. Foreign investments outside of the negative list will be granted national treatment. Foreign investors shall not invest in the prohibited fields as specified in the negative list, and foreign investors who invest in the restricted fields shall comply with certain special requirements including the shareholding percentage and citizenship of senior executives. The current industry entry clearance requirements governing foreign investment activities in the PRC are set out in two categories, namely the Special Entry Management Measures for the Access of Foreign Investment (Negative List) (2022 version), and the Encouraged Industry Catalogue for Foreign Investment (2022 version) (the “2022 Encouraged Industry Catalogue”). Industries not listed in these two categories are generally deemed “permitted” for foreign investments unless specifically restricted by other applicable PRC laws or regulations. Pursuant to the 2022 Encouraged Industry Catalogue, the research, development and manufacture of innovative oncology drugs, cell therapies, and certain other types of pharmaceutical products belongs to the encouraged industries for foreign investment.
PRC Antitrust Regulation
China’s anti-trust regulatory regime is founded on the Anti-Monopoly Law (the “AML”) (last amended in 2022) and supplemented by several implementation rules. The AML in general restricts monopolistic practices including concentration of undertakings, horizontal and vertical monopolistic agreements, and certain activities of market dominance abuse.
The AML provides heavy penalties for violations, including warnings, confiscation of illegal gains, a fine ranging up to 50% of the preceding year’s turnover, revocation of required business and operating licenses, suspension of business, and even criminal liabilities.
The SAMR is the chief regulator of anti-trust law in China, and the pharmaceutical sector has been one of its focused enforcement area for years. For example, in 2021, a local drug company was found to have engaged in resale price maintenance (“RPM”) practices and fined up to RMB 764 million, and in 2023, another local drug company was also fined RMB 12.64 million for RPM.
Regulations Relating to Product Liability
Under current law, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability for such damage or injury. Additionally, China’s Product Quality Law provides that manufacturers are liable for the quality of products produced by them, and sellers are required take measures to ensure the quality of the products sold by them. A manufacturer is liable for compensating for any bodily injury or property damage resulting from product defects unless the manufacturer is able to prove that: (1) the product was not distributed; (2) the defects causing injury or damage did not exist at the time that the product was distributed; or (3) science and technology at the time that the product was distributed was at a level incapable of detecting the defects. A seller is liable for compensating for any bodily injury or property damage of others caused by the defects in the product if such defects are attributable to the seller. A seller is required to pay compensation if it fails to indicate either the manufacturer or the supplier of the defective product. A person who is injured or whose property is damaged by the defects in the product may claim compensation from the manufacturer or the seller.
Regulations Relating to Technology Export Control
Import and export of technologies for civilian use are regulated under the PRC Administrative Regulations on Technology Import and Export (the “TIER”). Technology export is broadly defined under Chinese law to encompass any cross-border transfer of technologies from a Chinese entity to overseas – whether by way of patent assignments, patent licenses, software licenses, transfers of technical know-how, or the provision of technical services, or by any other means. TIER divides technology export into the categories of (1) “prohibited” technologies, which cannot be exported outside China (2) “restricted” technologies, which requires approvals from the relevant Chinese authority, and (3) “unrestricted” technologies, which requires filing of proper transaction documents with the authority. The “prohibited” and “restricted” technologies are defined by the Catalogue of Technologies Prohibited or Restricted from Export (the “Catalogue”). The latest Catalogue, which was issued on December 21, 2023, included “cell cloning and gene editing technologies used in humans” into the prohibited list. It still remains unclear how the Chinese government would eventually enforce such prohibition on technology control. We plan to closely monitor China’s legislative and regulatory evolvement in this area and its potential impact on our operations in China.

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
Regulations Relating to Foreign Exchange
The Foreign Exchange Administration Regulations govern foreign currency exchange in China. Under these regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. In contrast, approval from or registration with appropriate government authorities or designated banks is required when RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans.
Under current regulations, the capital of a foreign-invested enterprise and capital in RMB obtained by the foreign-invested enterprise from foreign exchange settlement must not be used for the following purposes: directly or indirectly for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; directly or indirectly for investment in securities, unless otherwise provided by relevant laws and regulations; extending loans to non-related parties, unless permitted by the scope of business; or paying expenses related to the purchase of real estate that is not for self-use, except for real estate enterprises. Regulations have relaxed the restrictions on foreign exchange inflow to further enhance trade and investment facilitation and enhance genuineness and compliance verification of cross-border transactions and cross-border capital flows. Furthermore, in 2019, SAFE issued the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment (“Circular 28”) which allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, provided that such investments do not violate the effective Special Entry Management Measures for the Access of Foreign Investment (Negative List) and the target investment projects are genuine and in compliance with laws. The interpretation and implementation of Circular 28 in practice are subject to substantial uncertainty.
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
Regulations Relating to Overseas Listing
In 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic (the “Overseas Listing Trial Measures”), and related guidelines requiring Chinese domestic companies’ overseas offerings and listings of equity securities be filed with the CSRC.

The Overseas Listing Trial Measures clarify the scope of overseas offerings and listings by Chinese domestic companies which are subject to the filing and reporting requirements thereunder, and provide that Chinese domestic companies that have already directly or indirectly offered and listed securities in overseas markets shall fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market, and follow the relevant reporting requirements within three working days upon the occurrence of any specified circumstances provided thereunder. According to the Overseas Listing Trial Measures, if we were deemed as an indirect overseas listed Chinese domestic company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or follow any other reporting requirements required thereunder, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
Rest of World Regulation
For other countries outside of the U.S. and the PRC, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement, and other matters impacting our business vary from country to country. In all cases, clinical trials must be conducted in accordance with GCP requirements, applicable regulatory requirements, and the ethical principles having their origin in the Declaration of Helsinki.
Status under Holding Foreign Companies Accountable Act
In December 2021, the SEC adopted rules (the “Final Rules”) to implement the Holding Foreign Companies Accountable Act (the “HFCAA”). The HFCAA includes requirements for the SEC to identify issuers who file annual reports with audit reports issued by independent registered public accounting firms located in foreign jurisdictions that the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect or investigate completely because of a position taken by a non-U.S. authority in the accounting firm’s jurisdiction (“Commission-Identified Issuers”). The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s independent registered public accounting firm for three consecutive years since 2021, the SEC shall prohibit the issuer’s securities registered in the U.S. from being traded on any national securities exchange or over-the-counter markets in the U.S. In December 2022, the Accelerating Holding Foreign Companies Accountable Act amended the HFCAA to shorten the three-year period to two years.
Under the Final Rules, the SEC adopted submission and disclosure requirements by amending Form 10-K and other annual reporting forms and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCAA. Specifically, the Final Rules require each Commission-Identified Issuer to submit documentation to the SEC annually on or before its annual report due date that establishes that it is not owned or controlled by a government entity in its public accounting firm’s foreign jurisdiction and require additional specified disclosures by “foreign issuers” as defined in Rule 3b-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC identifies an issuer as a Commission-Identified Issuer after the issuer files its annual report and on a rolling basis, and will impose an initial trading prohibition on an issuer as soon as practicable after it has been conclusively identified as a Commission-Identified Issuer for two consecutive years. To end an initial or subsequent trading prohibition, a Commission-Identified Issuer must certify that it has retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate. To make that certification, the Commission-Identified Issuer must file financial statements that include an audit report signed by such a registered public accounting firm.
On March 30, 2022, as expected following its adoption of the Final Rules, the SEC added BeiGene, Ltd. to its conclusive list of issuers identified under the HFCAA, after being provisionally named as a Commission-Identified Issuer on March 8, 2022, following the filing of its annual report on Form 10-K with the SEC on February 28, 2022. Ernst & Young Hua Ming LLP, located in the PRC, served as our independent registered public accounting firm from 2014 to 2021, including for our annual report on Form 10-K for the year ended December 31, 2021. However, as our global business has expanded, we have built substantial organizational capabilities outside of the PRC and have evaluated, designed and implemented business processes and control changes. Therefore, on March 23, 2022, following a review process carried out by our audit committee, Ernst & Young Hua Ming LLP resigned as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting to be filed with the SEC. On the same day, our audit committee approved the engagement of Ernst & Young LLP (U.S.) as the Company’s independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting for the fiscal year ending December 31, 2022. Ernst & Young LLP (U.S.) has continued to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023. No changes were made to the accounting firms who audit our financial statements filed with the Shanghai Stock Exchange and the Hong Kong Stock Exchange, which will remain Ernst & Young Hua Ming LLP, located in Beijing, PRC, and Ernst & Young, located in Hong Kong, PRC, respectively.

In August 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. PCAOB staff members conducted on-site inspections and investigations from September to November 2022, and in December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.
Given that Ernst & Young LLP (U.S.) has served as the principal accountant to audit our consolidated financial statements to be filed with the SEC since 2022, we believe we are compliant with the HFCAA, which should preclude a further finding by the SEC that we are a Commission-Identified Issuer and therefore the delisting of our American Depositary Shares from NASDAQ. For a detailed description of risks related to our doing business in China and status under the HFCAA, see “Item 1A. Risk Factors—Risks Related to Our Doing Business in the PRC.”
Doing Business in the PRC
As a result of our operations in the PRC, the PRC government may exert influence over our operations at any time, which could result in a material change in our operations and/or the value of our ADSs, ordinary shares, or RMB Shares. For example, the PRC government has recently published policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company.
Furthermore, the PRC government has also indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. The PRC government initiated a series of regulatory actions and statements to regulate business operations in China, including enforcement actions against illegal activities in the securities market, enhancing supervision over China-based companies listed outside of China using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack-Down on Illegal Securities Activities (the “Securities Opinions”) which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. In November 2021, the Cyberspace Administration of China (the “CAC”) released the draft Administrative Regulations on Cyber Data Security for public comments, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information, and the listing of data processors in Hong Kong which affects or may affect national security. In March 2023, the Overseas Listing Trial Measures, and five relevant guidelines issued by the CSRC took effect, requiring the Chinese domestic companies’ overseas offerings and listings of equity securities be filed with the CSRC.
The Chinese government may further promulgate relevant laws, rules and regulations that may impose additional and significant obligations and liabilities on overseas listed PRC companies regarding data security, cross-border data flow, anti-monopoly and unfair competition, and compliance with China’s securities laws. It is uncertain whether or how these new laws, rules and regulations and the interpretation and implementation thereof may affect us, but among other things, our ability to obtain external financing through the issuance of equity securities in the U.S., Hong Kong or other markets could be negatively affected, and as a result, the trading prices of our ADSs, ordinary shares and RMB Shares could significantly decline or become worthless. For a detailed description of risks related to our doing business in China, please see the section of this Annual Report titled “Item 1A. Risk Factors—Risks Related to Our Doing Business in the PRC.”

Flow of Funds with our PRC Operations
We are a holding company incorporated in the Cayman Islands with operations primarily conducted through direct and indirect subsidiaries in the U.S., China, United Kingdom, Switzerland and Australia. The intercompany flow of funds within the organization is effected through capital contributions, intercompany loans, intercompany transfers of products and intellectual property, and cost reimbursements. Since our formation in 2010, BeiGene, Ltd. has raised over $10.0 billion in various public and private stock offerings as of December 31, 2023. Of this amount, $1.9 billion and RMB 17.1 billion have been transferred as capital contributions to its operating subsidiaries. As of December 31, 2023, BeiGene Ltd. had intercompany loans outstanding of $1.6 billion and RMB 340 million to its operating subsidiaries. BeiGene, Ltd., by itself or through its affiliates, is also the holder or licensee and developer of biopharmaceutical patents. Certain of these patents have been transferred to operating subsidiaries for further development and commercialization. As of December 31, 2023, BeiGene, Ltd. held $3.2 billion in cash, cash equivalents and short-term investments which are available for future investment in its programs and in our operating subsidiaries. To date, BeiGene, Ltd. has not received any dividends or distributions from its operating subsidiaries. Please see the section of this Annual Report titled “Liquidity and Capital Resources” for further discussion.
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
We may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2023, these restricted assets totaled $4.1 billion.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us. However, conversion of RMB to other currencies are permitted for the purpose of dividends according to the PRC’s regulations on foreign exchange administration. Notwithstanding the foregoing, any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.
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

Pursuant to an arrangement between Mainland China and the Hong Kong Special Administrative Region and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” We own the PRC subsidiaries through BeiGene (Hong Kong) Co., Limited (“BeiGene HK”). BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.
Permissions Required from the PRC Authorities for Our Operations
We conduct our business in the PRC through our PRC subsidiaries. Our operations in the PRC are governed by PRC laws and regulations. As of the date of this annual report, our PRC subsidiaries have obtained all requisite licenses and permits from the PRC government authorities that are material for their business operations in the PRC, including, among others, business licenses issued by local counterparts of the SAMR, drug manufacturing licenses, drug trade license, clinical trial applications, drug registration certificates, licenses for use of experimental animals, pollutant discharge licenses and permits for urban sewage discharge into drainage pipe network. No material permissions have been denied to us by relevant government authorities in China. As of the date of this annual report, we do not operate our businesses in China or elsewhere through variable interest entities, or VIEs, and therefore are not subject to risks associated with contractual arrangements with VIEs. As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions regarding our business operations and corporate structure from the CSRC, CAC or any other PRC governmental agency that would have a material impact on our business, results of operations or financial condition. However, given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by government authorities, we cannot assure you that we have obtained all permits or licenses required for conducting our business in the PRC. If (i) we have inadvertently concluded that such permissions, approvals, licenses or permits have been acquired or are not required, or (ii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions, approvals, licenses or permits in the future, then we may have to expend time and costs to procure them. If we are unable to do so on commercially reasonable terms or in a timely manner, it could cause significant disruption to our business operations and damage our reputation, which would in turn have a material adverse effect on our business, results of operations and financial condition.
In connection with our previous issuance of securities to foreign investors in stock markets outside the PRC, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we and our PRC subsidiaries, (i) are not required to obtain permissions from the CSRC, (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China, or the CAC, and (iii) have not received or were denied such requisite permissions by any PRC authority. On February 17, 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, which took effect March 31, 2023. The Overseas Listing Trial Measures require the Chinese domestic companies’ overseas offerings and listings of equity shares, depositary receipts, convertible bonds, preferred shares or other equity securities be filed with the CSRC. See “Item 1. Business—Government Regulation—PRC Regulation—Regulations Relating to Overseas Listing”. If we were deemed as an indirect overseas listed Chinese domestic company subject to the filing requirements under the Overseas Listing Trial Measures, our offering of equity securities on NASDAQ or Hong Kong Stock Exchange in the future would be required to be filed with the CSRC within three working days after the offering is completed.
As of the date of this Annual Report, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filing or other procedures in connection with offering our equity securities in overseas stock markets from the CSRC or any other PRC governmental or regulatory authorities that have jurisdiction over our operations.
Cash Management Policies and Procedures
The frequency and amount of intercompany transfers of funds is determined based on the working capital needs of our subsidiaries and intercompany transactions, and is subject to internal approval processes and funding arrangements. Our management reviews and monitors our cash and working capital needs and external debt repayment and borrowing needs, of our subsidiaries on a regular basis. In addition, capital contributions and intercompany loan arrangements are subject to local jurisdiction and banking regulations.
BeiGene, Ltd. and its subsidiaries hold cash in demand deposits, time deposits and money market funds for the operating needs of each entity, including from intercompany transactions. As needed, cash to fund both short-term operating needs (such as investments in inventory or sales marketing capabilities) and long-term investment needs (such as for property, plant and equipment) can be transferred from BeiGene Ltd. or between subsidiaries to supply additional liquidity using capital contributions, intercompany advances or loans, as follows:

•Cash may be transferred between BeiGene HK and its operating subsidiaries in mainland China through intercompany loans and capital contributions. Cash generated from BeiGene HK is used to fund operations of its subsidiaries, and no funds were transferred from BeiGene HK’s subsidiaries in mainland China to fund operations of other BeiGene subsidiaries outside of mainland China for the year ended on December 31, 2022 and December 31, 2023. For the year ended December 31, 2022 and December 31, 2023, the amount of cash transferred between BeiGene HK and its subsidiaries in mainland China was $351 million and $295 million, respectively.
•Cash may be transferred between BeiGene UK, Ltd. (“BeiGene UK”) and/or BeiGene Switzerland and their respective operating subsidiaries through intercompany fund advances and capital contributions. There are currently no restrictions on transferring funds between BeiGene UK or BeiGene Switzerland and their respective operating subsidiaries. Cash generated from BeiGene UK and BeiGene Switzerland may be used to fund operations of their respective subsidiaries, and no funds were transferred from BeiGene UK’s subsidiaries or from BeiGene Switzerland’s subsidiaries to fund operations of other BeiGene subsidiaries (such as BeiGene HK and its subsidiaries in mainland China) for the year ended December 31, 2022 and December 31, 2023. For the year ended December 31, 2022 and December 31, 2023, the amount of cash transferred between BeiGene UK to its respective subsidiaries was $4 million and $270 million, respectively. For the years ended December 31, 2022 and December 31, 2023, the amount of cash transferred between BeiGene Switzerland to its respective subsidiaries was $65 million and nil, respectively.
Human Capital Resources
We are committed to attracting and retaining exceptional, passionate people to work with a clear purpose: creating impactful, affordable and accessible medicines to help more patients around the world live better. To this end, we provide opportunities for employees to grow and develop in their careers, supported by competitive compensation, benefits, health and wellness programs, and by programs that build connections among our employees worldwide.
We believe that the success of our business is fundamentally connected to the well-being of our employees. Hence, we take a holistic view of well-being – one that considers financial, physical, and social-emotional health – we are working to cultivate a community and culture where our colleagues can find balance both professionally and personally. Accordingly, we offer our employees and their families innovative, flexible and convenient health and wellness programs, that are tailored to the region of the world where they work.
Our competitive compensation and benefits programs help meet the needs of our employees. In addition to base salaries, these programs include potential annual discretionary bonuses, equity awards, a 401(k) plan in the U.S. and pension plans in other jurisdictions, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used equity-based grants with vesting conditions to facilitate retention of key personnel. In addition to compensation and benefits, we provide our employees opportunities for growth through challenging job assignments, performance management and training opportunities. We seek to remain competitive in our compensation and benefits by routinely benchmarking against industry peers.
Our worldwide teams are united by a common mission. We are committed to encouraging a culture of open communication where employees can ask questions, raise concerns, and contribute creative solutions. Our management team routinely makes themselves available to all employees, including in regular town hall events that encourage open dialogue. Fostering a culture of accountability and compliance is also important, and all of our employees complete trainings on applicable corporate policies including our Global Code of Conduct; Harassment, Discrimination, and Retaliation Policy; Conflicts of Interest Policy; Insider Trading Policy; and Anti-Corruption Policy.
At BeiGene, empowering our people begins with our culture and values: Bold Ingenuity, Collaborative Spirit, Driving Excellence, and most importantly, Patients First. As a global entity with many remote workers, we have been able to build a diverse team of talented professionals, regardless of their location. As a global organization, we are comprised of employees at various life stages, of multiple backgrounds, and from diverse cultures, where everyone can share their ideas and perspectives. We celebrate our differences and value diversity and inclusion in the workplace. We believe that diversity of backgrounds and ideas inspire creativity and help us create the innovative medicines patients need. We are proud to be an equal opportunity employer. BeiGene does not discriminate on the basis of race, religion, color, sex, gender identity, sexual orientation, age, non-disqualifying physical or mental disability, national origin, veteran status or any other basis covered by applicable law. All employment is decided on the basis of qualifications, merit, and business need. Further, we have policies in place that prohibit harassment of all kinds. We maintain an inclusive culture where all voices are welcomed, heard, and respected.

As of February 14, 2024, we had approximately 10,600 full-time employees worldwide, across five continents, with approximately 1,600 employees in the U.S. and the balance outside of the U.S. We have also engaged and may continue to engage independent contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries. We have never experienced any employment-related work stoppages, we also track voluntary and involuntary turnover rates and we consider our relations with our employees to be good.
Responsible Business & Sustainability Strategy
In 2022, we announced our global strategy, Change Is the Cure, which guides our efforts across five focus areas: advancing global health, empowering our people, innovating sustainably, supporting communities, and operating responsibly. Within each focus area, we have identified key strategic priorities against which we have set concrete targets. We report our progress against our targets in late April of each year.
While we are at the start of our journey, we are proud of the progress we have made to date. We joined the United Nations Global Compact in 2022 and have aligned our efforts with UN Sustainable Development Goals.
We know that access to oncology treatments lags in many parts of the world, particularly in low-income countries. To help close this health equity gap, BeiGene became a founding member of the Union for International Cancer Control’s Access to Oncology Medicines Coalition which focuses on improving access to innovative medicines in lower-income countries and supporting them in developing the capacity to provide proper treatment for patients. In 2023, we also announced a collaboration with the Max Foundation, a global nonprofit organization dedicated to accelerating health equity by delivering medication, technology, and supportive services to patients worldwide, BeiGene, and the BeiGene Foundation, a nonprofit charitable foundation, to provide access to BRUKINSA for the treatment of adult patients with CLL in 29 low- and middle-income countries over the next three years. This collaboration advances each organization’s focus on patient access by combining the Max Foundation’s expertise and infrastructure with a donated product from BeiGene, and a grant from the BeiGene Foundation.
We believe that our people are critical to our success and, as a global company, we know that sharing diverse ideas and perspectives spurs greater innovation and enhances our ability to deliver results. Our culture celebrates and encourages the voices of all our employees and promotes a respectful, collaborative environment. Our Diversity, Equity, Inclusion & Belonging strategy, Belong@BeiGene, is centered on bringing diverse voices to the forefront of our work and embedding inclusion in all aspects of BeiGene’s operations. Our strategy encompasses three areas: Workforce (our people), Workplace (our culture) and Marketplace (our communities). In 2020, we formed the Inclusion, Diversity, Equity, and Awareness (“IDEA”) Council to provide a forum for U.S. employees to explore issues of diversity, equity, inclusion, and belonging. Introduced first in the U.S., the IDEA Council is now global, with members in geographies including Canada, Europe, China, and Australia. In 2022, we completed a three-year diversity, equity, inclusion and belonging strategy, and in 2023, an Executive Director, Diversity and Global Health Equity was brought on board to lead our effort in this area.
In addition to directly supporting patients through the delivery of cutting-edge therapies, we strive to support the communities in which we live and work. In 2023, the BeiGene Foundation was established as an independent 501(c)(3) organization to provide grants to charitable organizations aligned with the Foundation’s mission. Related to volunteerism, we expanded our employee volunteer paid time-off policy to colleagues worldwide and in July 2023, Be the Change, a global employee volunteer platform, was officially launched. This platform enables colleagues to learn about local and national community partnerships, create or register for volunteer opportunities, and record volunteer hours.
More details about our Responsible Business & Sustainability strategy, goals and progress to date will be available in our 2023 Responsible Business & Sustainability Report, which will be published in late April 2024. Our previous progress reports can be found on our corporate website at www.beigene.com.
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

Corporate Information
We are an exempted company incorporated on October 28, 2010 in the Cayman Islands with limited liability. Any company that is registered in the Cayman Islands but conducts business mainly outside of the Cayman Islands may apply to be registered as an exempted company. Our current registered office in the Cayman Islands is located at the offices of Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, Grand Cayman KY1-1108, Cayman Islands. Our website address is www.beigene.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report.
We own various registered trademarks, trademark applications and unregistered trademarks and service marks, including the name “BeiGene” and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders. Solely for convenience, some of the trademarks and trade names in this document are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
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

Summary of Risk Factors
Below is a summary of the material factors that make an investment in our ADSs listed on NASDAQ, our ordinary shares listed on the Stock Exchange of Hong Kong Limited, and our ordinary shares issued to permitted investors in China and listed and traded on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi (“RMB Shares”) speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are set forth herein and should be carefully considered, together with other information in this Annual Report and our other filings with the U.S. Securities and Exchange Commission (“SEC”), before making an investment decision regarding our ADSs, ordinary shares or RMB shares.
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
•If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate levels of reimbursement or are subject to unfavorable pricing regulations, our commercial success and business operations could be adversely affected.
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
•We have incurred significant net losses since our inception and expect to incur net losses in the future and may not become profitable.
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
•If third-party manufacturers fail to comply with manufacturing regulations, our financial results could be adversely affected.
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
•Our business is subject to complex and evolving industry-specific laws and regulations regarding the collection and transfer of personal data. These laws and regulations can be stringent and many are subject to change and uncertain interpretation, which could result in claims, changes to our data and other business practices, significant penalties, increased cost of operations, or otherwise adversely impact our business.
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
Our medicines may fail to achieve and maintain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our medicines. If our medicines do not achieve and maintain an adequate level of market acceptance, the sales of our medicines may be limited and we may not become profitable. The degree of market acceptance of our medicines will depend on a number of factors, including: the clinical indications for which our medicines are approved; physicians, hospitals, cancer treatment centers, and patients considering our medicines safe and effective; government agencies, professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations recommending our medicines; the perceived advantages and relative cost of alternative treatments; the prevalence and severity of any side effects; product labeling, including limitations or warnings, or product insert requirements of regulatory authorities; the timing of market introduction of our medicines as well as competitive medicines; the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities; and the effectiveness of our sales and marketing efforts.

Even if our medicines achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received, are more cost effective or render our medicines obsolete.
We have limited experience in launching and marketing our internally developed and in-licensed medicines. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our medicines, we may not be able to generate substantial product sales revenue.
We became a commercial-stage company in 2017, when we entered into a license and supply agreement with Celgene Logistics Sàrl, now a Bristol-Myers Squibb Company (“BMS”), to commercialize three of BMS’s approved cancer therapies, in the People’s Republic of China (“PRC” or “China”). In October 2019, we entered into a collaboration with Amgen for its commercial-stage oncology products and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. We received the first approvals for our internally developed drug candidates in late 2019 in the United States (“U.S.”), in 2020 in China, and in 2021 in Europe. Given this, we have limited experience in commercializing our internally developed and in-licensed medicines, including building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, and managing distributors and a sales force for our medicines. As a result, our ability to successfully commercialize our medicines may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in launching medicines.
If we are unable to, or decide not to, further develop internal sales, marketing, and commercial distribution capabilities for any or all of our medicines, we will likely pursue collaborative arrangements regarding the sales and marketing of our medicines. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or whether they will have effective sales forces. We would have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our medicines ourselves.
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
Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive later stage therapy and who have the potential to benefit from treatment with our medicines and drug candidates, may prove to be inaccurate and new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our medicines and drug candidates may be limited or may not be amenable to treatment with our medicines and drug candidates. Even if we obtain significant market share for our medicines and drug candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first- or second-line therapy.
If we or any third parties with which we may collaborate to market and sell our medicines are unable to achieve and maintain coverage and adequate levels of reimbursement or are subject to unfavorable pricing regulations, our commercial success and business operations could be adversely affected.
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available from government health administration authorities, private health insurers and other organizations. In the U.S. and other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our medicines will depend substantially, on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. For additional information, please see the section of this Annual Report titled “Part I—Item 1—Business—Government Regulation—Pharmaceutical Coverage, Pricing, and Reimbursement.”
A primary trend in the global healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.
In the U.S., no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost- effectiveness data for the use of our medicines on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare and Medicaid Services (the “CMS”). They decide whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.
Coverage may be more limited than the purposes for which the medicine is approved by the U.S. Food and Drug Administration (“FDA”) or comparable regulatory authorities in other countries. Even if we obtain coverage for a given medicine, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our medicines. Patients are unlikely to use our medicines unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the medicine. Because some of our medicines and drug candidates have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

Net prices for drugs may also be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S.
In China, drug prices are typically lower than in the U.S. and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Reimbursement Drug List (the “NRDL”), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. Products included in the NRDL have typically been generic and essential drugs. Innovative drugs similar to our medicines and drug candidates have historically been more limited on their inclusion in the NRDL due to the affordability of the Chinese government’s Basic Medical Insurance, although this has been changing in recent years. For example, BRUKINSA, tislelizumab, PARTRUVIX, XGEVA and KYPROLIS have been included in the NRDL. While the demand for these medicines has generally increased after inclusion in the NRDL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations. We prepare for the NRDL negotiations in China for our eligible medicines/indications annually. If any of these medicines/indications are not included in the NRDL or included at a significantly lower price, the revenues for such medicines could be limited, which could have a material adverse effect on our business, financial condition and results of operations.
The government in China also launched a national program for volume-based, centralized drug procurement with minimum quantity commitments to negotiate lower prices from drug manufacturers and reduce the price of drugs. The Chinese government awards contracts to the lowest bidders who can satisfy the quality and quantity requirements. The successful bidders are guaranteed a sale volume for at least a year. A volume guarantee gives an opportunity to gain or increase market share. The volume guarantee is intended to make manufacturers more willing to cut their prices to win a bid. It may also enable manufacturers to lower their distribution and commercial costs. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in 2020, ABRAXANE and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE under the government contract that would have been significantly lower than the price that we had been charging. Also in 2020, VIDAZA and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA, which resulted in the drug being restricted from use in public hospitals, which account for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. We cannot be sure whether there will be any changes to the program in the future. The implementation of the program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations.
Countries in Europe provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Countries may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Furthermore, some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine and negatively impact our revenues and results of operations.
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

There may be significant delays in obtaining reimbursement for approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by regulatory authorities. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on payments allowed for lower cost medicines that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future weakening of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the U.S. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our medicines and any new medicines that we develop could have a material adverse effect on our business, our operating results, and our overall financial condition.
We intend to seek approval to market our medicines and drug candidates in the U.S., China, Europe and in other jurisdictions. In some countries, such as those in Europe, the pricing of drugs and biologics is subject to governmental control, which can take considerable time even after obtaining regulatory approval. Market acceptance and sales of our medicines will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our medicines and may be affected by existing and future health care reform measures.
We have operations in the U.S., China, Europe, and other markets and plan to expand in these and new markets on our own or with collaborators, which exposes us to risks of conducting business in international markets.
We are currently developing and commercializing or plan to commercialize our medicines in international markets, including China, Europe and other markets outside of the U.S., either on our own or with third party collaborators or distributors. Our international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•potential third-party patent rights or potentially reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements, including the loss of normal trade status between China and the U.S. or actions taken by U.S. or China governmental authorities on companies with significant operations in the U.S. and China, such as us;
•economic weakness;
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
•business interruptions resulting from geo-political actions, including trade disputes, war and terrorism, public health crises or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and
•international military conflicts and related sanctions.
These and other risks, including the risks described in “Risks Related to Our Doing Business in the PRC”, may materially adversely affect our ability to attain or sustain revenue in international markets.

The illegal distribution and sale by third parties of counterfeit versions of our medicines or stolen products could have a negative impact on our reputation and business.
Third parties might illegally distribute and sell counterfeit or unfit versions of our medicines, which do not meet our or our collaborators’ rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit medicine may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit medicines sold under our or our collaborators’ brand name(s). In addition, thefts of inventory at warehouses, plants or while in transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.
Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials, and initial or interim results of a trial may not be predictive of the final results. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, patient adherence to the dosing regimen and the rate of dropout among clinical trial participants. In the case of any trials we conduct, results may differ from earlier trials due to the larger number of clinical trial sites and additional countries involved in such trials. A number of companies in our industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be favorable.
If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards (“IRBs”), or ethics committees may not authorize us to conduct a clinical trial or may require us or our investigators to suspend or terminate clinical research or not rely on the results of our clinical research for various reasons, including noncompliance with regulatory requirements; our inability to reach agreements on acceptable terms with contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly; manufacturing issues, including problems with supply quality, compliance with good manufacturing practice (“GMP”), or obtaining sufficient quantities of a drug candidate for use in a clinical trial; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our medicines and drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We have and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including the size and nature of the patient population and the patient eligibility criteria defined in the protocol, competition from competing companies, and natural disasters or public health crises.
Our clinical trials will likely compete with other clinical trials for drug candidates that are in the same therapeutic areas as our drug candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead enroll in a trial being conducted by a competitor. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could delay or prevent completion of these trials and adversely affect our ability to advance the development of our drug candidates.
Risks Related to Regulatory Approval and Extensive Government Regulation
All material aspects of the research, development, manufacturing and commercialization of pharmaceutical products are heavily regulated, and we may face difficulties in complying with or be unable to comply with such regulations, which could have a material adverse effect on our business.
We are currently focusing our pharmaceutical-industry activities in the major markets of the U.S., China, Europe, and other select countries and regions. These areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes that make for a more complex and costly regulatory compliance burden. Additionally, the China National Medical Products Administration’s (“NMPA”) reform of the medicine and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our medicines and drug candidates in a timely manner.
The process of obtaining regulatory approvals and compliance with laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business. For example, in 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China previously supplied to us by BMS, and the drug was subsequently recalled by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the U.S. In any event, the receipt of regulatory approval does not assure the success of our commercialization efforts for our medicines.
We may be subject to anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished sales.
Healthcare providers, physicians and others play a primary role in the recommendation and prescription of our approved products. Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business. For additional information, please see the section of this Annual Report, titled “Part I—Item 1—Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements.”

In addition, the approval and commercialization for our medicines and drug candidates outside the U.S. subjects us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws. Some of these non-U.S. laws may be broader in scope and subject to the discretion of non-U.S. law enforcement authorities, including Chinese authorities who recently increased anti-bribery efforts to reduce improper payments and other benefits received by physicians, staff and hospital administrators in relation to sales, marketing and purchase of pharmaceuticals. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties.
In the past, we have made grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations and we expect to make such grants in the future. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Furthermore, there has been increased scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs, and donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments of reimbursement support offerings, clinical education programs and promotional speaker programs. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.
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
Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the U.S., to the satisfaction of the FDA, that the drug candidate is safe and effective, or the biologic drug candidate is safe, pure, and potent, for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In addition to preclinical and clinical data, the new drug application (“NDA”) or biologics license application (“BLA”) must include comprehensive information regarding the chemistry, manufacturing and controls (“CMC”) for the drug candidate. If we submit an NDA or BLA to the FDA, we cannot be certain that a submission will be accepted for filing and review by the FDA.
Regulatory authorities outside of the U.S., such as the NMPA and European Medicines Agency (“EMA”), also have requirements for approval of medicines for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements, approval processes and review periods can vary from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Seeking regulatory approvals outside of the U.S. could require additional nonclinical studies or clinical trials, which could be costly and time consuming. For all of these reasons, we may not obtain regulatory approvals on a timely basis, if at all.
The processes required to obtain approval by the FDA, the NMPA, the EMA, and other comparable regulatory authorities are complex, costly, unpredictable and typically take many years following the commencement of preclinical studies and clinical trials and depend on numerous factors, including the substantial discretion of the regulatory authorities. Regulatory approval is never guaranteed. Furthermore, we have limited experience in obtaining regulatory approvals for our drug candidates, including preparing the required materials for regulatory submission and navigating the regulatory approval process. As a result, our ability to successfully obtain regulatory approval for our drug candidates may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in obtaining regulatory approvals.
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
For example, in 2022, the FDA extended the Prescription Drug User Fee Act goal date for the supplemental new drug application (“sNDA”) for BRUKINSA as a treatment for adult patients with chronic lymphocytic leukemia or small lymphocytic lymphoma by three months, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. Additionally, in 2022, the FDA deferred action on the BLA for tislelizumab as a second-line treatment for patients with unresectable or metastatic ESCC, citing only the inability to complete inspections due to COVID-19 related restrictions on travel.
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
Our medicines and any additional drug candidates that are approved will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-marketing information, including both federal and state requirements in the U.S. and requirements of comparable regulatory authorities in China, Europe and other regions. As such, we and our collaborators will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. Additionally, to the extent we want to make certain changes to the approved medicines, product labeling, or manufacturing processes, we will need to submit new applications or supplements to regulatory authorities for approval.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA and comparable regulatory authority requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA, BLA or other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, in 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China previously supplied to us by BMS, and the drug was subsequently recalled by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the U.S.
The regulatory approvals for our medicines and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the medicine’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the medicine or drug candidate. Failure to exhibit due diligence when conducting post-marketing requirements could result in withdrawal of approval for products. The FDA, NMPA, EMA or comparable regulatory authorities may also require a Risk Evaluation Mitigation Strategy (“REMS”) program or comparable program as a condition of approval of our drug candidates or following approval. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and GCP for any clinical trials that we conduct post-approval.
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

The FDA, NMPA, EMA and other regulatory authorities strictly regulate the marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for their approved indications and for use in accordance with the provisions of the approved label. The FDA, NMPA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, NMPA, EMA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad, particularly in China, where the regulatory environment is constantly evolving. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the accelerated approval of BRUKINSA in the U.S. and China and certain approvals of tislelizumab, PARTRUVIX, XGEVA, BLINCYTO, KYPROLIS and QARZIBA in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) granted the FDA the authority to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to granting accelerated approval or within a specified time period after the date accelerated approval is granted. FDORA also gave the FDA increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner or such studies fail to verify clinical benefit. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval. For example, the FDA generally requires that all advertising and promotional materials be submitted to the FDA for review prior to dissemination or publication for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. However, the provisions for patent term extension are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and implementation. Until the relevant implementing regulations for patent term extension in the Amended PRC Patent Law are implemented, and until data exclusivity is adopted and implemented, we may be subject to earlier generic or biosimilar competition in China than in the U.S. and other jurisdictions with stronger regulatory data protection for pharmaceutical products.
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
As is typical in the development of pharmaceutical products, drug-related AEs and serious AEs (“SAEs”) have been reported in our clinical trials. Some of these events have led to patient deaths. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time, we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such disclosure speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events (“IRAEs”) have been associated with treatment with checkpoint inhibitors such as tislelizumab, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.
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
We plan to develop certain of our medicines and drug candidates for use as a combination therapy. If a regulatory authority revokes its approval of the other therapeutic that we use in combination with our medicines or drug candidates, we will not be able to market our medicines or drug candidates in combination with such revoked therapeutic. If safety or efficacy issues arise with these or other therapeutics that we seek to combine with our medicines and drug candidates in the future, we may experience significant regulatory delays, and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any component of our combination medicines or drug candidates, we may not be able to complete clinical development of our drug candidates on our current timeline or at all, or we may experience disruptions in the commercialization of our approved medicines. For example, we have in-licensed drug candidates from third parties to conduct clinical trials in combination with our drug candidates. We may rely on those third parties to manufacture the in-licensed drug candidates and may not have control over their manufacturing process. If these third parties encounter any manufacturing difficulties, disruptions or delays and are not able to supply sufficient quantities of drug candidates, our drug combination study program may be delayed. For additional information, please see the section of this Annual Report titled “Risks Related to Our Reliance on Third Parties—We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.”
Recently enacted and future legislation and regulations may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our medicines and drug candidates and affect the prices we may obtain.
In the U.S., China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. For additional information, please see the section of this Annual Report titled “Part I—Item 1—Business—Government Regulation—Healthcare Reform.”
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

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since our inception and expect to incur net losses in the future and may not become profitable.
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, other than periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of December 31, 2023, we had an accumulated deficit of $8.0 billion. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
We expect to continue to incur losses in the future, although we expect these losses to decrease in the near term as product sales growth exceeds expense growth. We expect expenses to continue to increase as we continue to expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, commercialize our medicines and launch new medicines, if approved, maintain and expand regulatory approvals, contribute up to $1.25 billion to the global development of a portfolio of Amgen pipeline assets under our collaboration agreement, and commercialize the medicines that we have in-licensed. In addition, we will continue to incur costs associated with operating as a public company. The size of our future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing our approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If we fail to achieve market acceptance for our medicines or if promising drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research, development, manufacturing and commercialization efforts, expand our business or continue our operations.
We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development of our drug candidates or achieve profitability.
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.2 billion, $1.5 billion and $1.3 billion of net cash during the years ended December 31, 2023, 2022 and 2021, respectively. We recorded negative net cash flows from operating activities in 2023, 2022 and 2021 primarily due to our net losses of $0.9 billion, $2.0 billion and $1.5 billion, respectively. Although we recorded positive net cash flows from operating activities in 2017, primarily due to the upfront fees received from the BMS collaboration, we cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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
Since September 2017, we have generated revenues from the sale of medicines in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally developed medicines. These revenues are not sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investments to meet our projected operating requirements for at least the next 12 months. However, our existing cash, cash equivalents and short-term investments may not be sufficient to enable us to complete all global development or launch all of our current medicines and drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we may require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources.
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
We incur portions of our expenses, and derive revenues, in currencies other than the U.S. dollar or Hong Kong dollar, in particular, the RMB, the Euro, and Australian dollar. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. Fluctuations in currencies may be affected by, among other things, changes in political and economic conditions and the foreign exchange policies proposed or adopted by certain governments. We do not regularly engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. Fluctuations in the value of the U.S. dollar against currencies in countries in which we operate could have a negative impact on our results of operations. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations, and cash flows.
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

Furthermore, actual events involving reduced liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any such events, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations, Silicon Valley Bank, Santa Clara, California (“SVB”), was closed by the California Department of Financial Protection and Innovation, and Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and, in each case the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. These events lead to volatility and declines in the market for bank stock and questions regarding confidence in depository institutions. There is no guarantee that the federal government will guarantee depositors in the event of a future bank closure. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could adversely impact our ability to meet our operating expenses or result in breaches of our financial or contractual obligations which could have material adverse impact on our liquidity and our projected business operations, financial condition and results of operations.
As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2023, we had approximately $1.1 billion invested in government money market funds, $2.6 million invested directly in U.S. Treasury securities, and $42.9 million invested in time deposits. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $3.2 billion, restricted cash of $14.2 million and short-term investments of $2.6 million as of December 31, 2023, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of December 31, 2023, our short-term investments consisted of U.S. Treasury securities. Although we believe that the U.S. Treasury securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
Failure to meet ESG expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition or stock price.
There has been an increased focus from regulators and stakeholders on environmental, social, and governance (“ESG”) matters, including greenhouse gas emissions and climate-related risks; human capital management; diversity, equity, and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Given our commitment to ESG as part of our long-term strategy, we actively manage these issues and have established and publicly announced certain goals which we may refine in the future. These goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging ESG laws and reporting requirements and the related costs to comply with the emerging regulations. Our failure or perceived failure to achieve our ESG goals or comply with ESG regulations could expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on ESG-related issues.

Risks Related to Our Intellectual Property
If we are unable to obtain and maintain patent protection for our medicines and drug candidates through intellectual property rights, or if the scope of such intellectual property rights is not sufficiently broad, third parties may compete against us.
Our success depends in large part on our ability to protect our valuable innovations including medicines, drug candidates and proprietary technologies by obtaining, maintaining and enforcing our intellectual property rights, including patent rights. We seek to protect our innovations that we consider commercially important by filing patent applications in the U.S., the PRC, Europe and other territories, or relying on trade secrets or regulatory exclusivities.

However, filing, prosecuting and maintaining patents/patent applications on our medicines or drug candidates in all countries throughout the world could be prohibitively expensive. The patentability requirements across countries vary and the laws of different countries do not provide patent protection to pharmaceutical inventions to the same extent. Therefore, our patent applications may not be granted in all countries and the issued patents can have various scope and strength throughout the world. In addition, different countries may provide varying regulatory exclusivities to pharmaceutical drugs, and some countries provide no regulatory exclusivities. Consequently, we may not be able to have the same protection or exclusivities to our medicines or drug candidates in all countries throughout the world. Further, given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our patents and patent applications may not provide us with sufficient length of exclusivities to our medicines or drug candidates. The issued patents and pending patent applications, if issued, for our medicines and drug candidates are expected to expire on various dates as described in “Part I—Item 1—Business—Intellectual Property” of this Annual Report. Upon the expiration of our issued patents or patents that may be issued from our pending patent applications, we may no longer have exclusivities on the corresponding medicines or drug candidates.
Moreover, issued patents may be invalidated for a number of reasons, including known or unknown prior art, deficiencies in the patent applications or the lack of novelty or inventive step of the underlying invention or technology.
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
Third parties may infringe our patent rights or misappropriate or otherwise violate our intellectual property rights. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to protect our trade secrets. This can be expensive and time consuming. Any claims that we assert against perceived infringers could also provoke these parties to challenge the validity or enforceability of our patents.
For example, when a generic drug company files an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval to market a generic version of any of our products before the expiration of Orange Book listed patents (“OB Patents”) covering such products, this will most likely trigger ANDA litigation. The success of ANDA litigation depends on the strength of the OB Patents and our ability to prove infringement. The outcome of ANDA litigation is inherently uncertain and may result in potential loss of market exclusivity for our products which may have a significant financial impact on product revenue.
Specifically, in patent litigation, defendants often challenge the validity and/or enforceability of the asserted patents, and there are numerous potential grounds upon which a patent can be found invalid and/or unenforceable. The validity of a patent can also be challenged before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our medicines or drug candidates. The outcome of such proceedings is inherently uncertain and may result in losing the patent protection on our medicines or drug candidates. Such a loss of patent protection could have a material adverse impact on our business.
If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our medicines or drug candidates.

We respect third parties’ valid intellectual property rights and diligently manage any freedom to operate risks associated with our medicines and drug candidates. Nevertheless, we bear the risk that we may sometimes be sued by third parties for patent infringement. We are aware of numerous issued patents and pending patent applications belonging to third parties that exist in fields of our medicines and drug candidates. There may also be third-party patents or patent applications of which we are currently unaware, and given the dynamic area in which we operate, additional patents are likely to be issued that relate to aspects of our business. There is a substantial amount of litigation and other claims and proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our medicines and drug candidates may give rise to claims of infringement of the patent rights of others.
Third parties may assert that our products infringe their patents or other proprietary rights. For example, on June 13, 2023, Pharmacyclics LLC (“Pharmacyclics”) filed a complaint in the U.S. District Court for the District of Delaware against us and one of our subsidiaries, alleging that BRUKINSA infringes a Pharmacyclics’ patent issued on June 13, 2023. For additional information on this litigation, please see the section of this Annual Report titled “Legal Proceedings”. Defense of these claims, regardless of their merit, could involve substantial litigation expense and divert our technical personnel, management personnel, or both from their normal responsibilities. Even in the absence of litigation, we may seek to obtain licenses from third parties to avoid the risks of litigation, and if a license is available, it could impose costly royalty and other fees and expenses on us.
If third parties bring successful claims against us for infringement of their intellectual property rights, we may be subject to injunctive or other equitable relief, which could prevent us from developing and commercializing one or more of our medicines and drug candidates. In the event of a successful claim against us of infringement or misappropriation, or a settlement by us of any such claims, we may have to pay substantial damages, including treble damages and attorneys’ fees in the case of willful infringement, pay royalties or redesign our infringing medicines and drug candidates, which may be impossible or require substantial time and cost. In the event of an adverse result in any such litigation, or even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our medicines or drug candidates, which could result in substantial upfront and/or royalty payment.
Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our medicines or drug candidates.
The laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. There could be changes in the laws of the U.S. or foreign jurisdictions that may impact the value of our patent rights or our other intellectual property rights.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. We may also be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers or collaboration partners.
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
Furthermore, many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including members of our senior management, executed proprietary rights, non-disclosure and in some cases non-competition agreements in connection with their previous employment. Our employees may also have access to trade secrets of our collaboration partners. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Reliance on Third Parties
We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
Although we manufacture commercial supply of tislelizumab, zanubrutinib, and pamiparib at our manufacturing facilities in China, and are progressing towards the completion of our commercial-stage biologics manufacturing and clinical R&D center in New Jersey and a new small molecule manufacturing campus in Suzhou, China, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (“Boehringer Ingelheim”) and entered into a commercial supply agreement for BRUKINSA with Catalent Pharma Solutions, LLC (“Catalent”). In addition, we generally rely on our collaboration partners and their third-party manufacturers for supply of in-licensed medicines in China. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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
•our third-party manufacturers might be unable to timely manufacture our medicines and drug candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. This may, in the future, require us to transfer manufacturing technology to a different manufacturer or use a different process, each of which would be both time consuming and costly and potentially require us to conduct comparative studies to determine bioequivalence of the new and prior manufacturers’ products or the new and old processes;
•manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies in the U.S. to ensure strict compliance with GMP requirements and other government regulations and by other comparable regulatory authorities for corresponding non-U.S. requirements. Manufacturers may be unable to comply with these GMPs which may result in fines and civil penalties, suspension of production, suspension, delay or withdrawal of product approval, or product seizure or recall. We do not have control over third-party manufacturers’ compliance with these regulations and requirements;
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
For example, in March 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China previously supplied to us by BMS, and the drug was subsequently recalled by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the U.S.

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
In 2017, we acquired Celgene’s commercial operations in China and an exclusive license to Celgene’s (now BMS’s) commercial cancer portfolio in China, REVLIMID, VIDAZA and ABRAXANE. In 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China previously supplied to us by BMS, and the drug was subsequently recalled by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the U.S.
In 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA, BLINCYTO and KYPROLIS and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In 2021, we entered into a collaboration and license agreement with Novartis Pharma AG (“Novartis”), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in North America, Japan, the EU, and six other European countries, but that agreement was terminated in September 2023, pursuant to a mutual termination and release agreement, whereby we regained full, global rights to develop, manufacture and commercialize tislelizumab. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan, but that agreement was terminated in July 2023, pursuant to a mutual termination and release agreement, whereby we regained full, global rights to develop, manufacture and commercialize ociperlimab.
Our strategic collaborations involve numerous risks. We cannot be certain that we will achieve the financial and other benefits that led us to enter into the collaborations. Moreover, we may not achieve the revenue and cost synergies expected from our collaborations, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Lastly, strategic collaborations can be terminated for various reasons. For example, our strategic collaboration with Celgene for the development and commercialization of tislelizumab, which we entered into in connection with the license agreement in 2017, was terminated in 2019 in advance of the acquisition of Celgene by BMS.

We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic collaboration for our medicines and drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our medicines and drug candidates as having the requisite potential to demonstrate safety and efficacy or commercial viability. If and when we collaborate with a third party for development and commercialization of a medicine or drug candidate, we can expect to relinquish some or all of the control over the future success of that medicine or drug candidate to the third party. For any medicines or drug candidates that we may seek to in-license from third parties, we may face significant competition from other pharmaceutical or biotechnology companies with greater resources or capabilities than us, and any agreement that we do enter may not result in the anticipated benefits.
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
If third-party manufacturers fail to comply with manufacturing regulations, our financial results could be adversely affected.
Before a third party can begin commercial manufacture of our medicines, they are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products, any potential third-party manufacturer may be unable to initially pass regulatory inspections in a timely or cost-effective manner in order for us to obtain regulatory approval. If contract manufacturers do not pass their inspections by the relevant regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates or disruption in sales. In addition, drug and biological manufacturing facilities are continuously subject to inspection by regulatory authorities, before and after drug approval, and must comply with GMPs. Our or our collaborators’ contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. For certain commercial prescription drug and biologic products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. If a third-party manufacturer with whom we or our collaborators contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results. For example, in 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China previously supplied to us by BMS, and the drug was subsequently recalled by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the U.S.
If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA, BLINCYTO and KYPROLIS in China, and the global development and commercialization in China of a portfolio of Amgen’s clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. In connection with our ongoing assessment of the collaboration agreement cost-share contributions, we determined that our further investment in the development of LUMAKRAS (sotorasib) (“AMG 510”), a first-in-class KRAS G12C inhibitor, was no longer commercially viable for BeiGene. As a result, in February 2023, we entered into an amendment to the collaboration agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the termination of AMG 510 from the Amgen Collaboration Agreement. Additionally, for the period between 2020 and 2022, we were advised by Amgen that its applications to the Human Genetic Resources Administration of China (“HGRAC”) to obtain approval to conduct clinical studies in China for the pipeline assets were delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. We do not expect the previous HGRAC delay to affect the conduct of the clinical trials in China for our drug candidates, other than assets that are part of the Amgen collaboration. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.

We may rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our medicines and drug candidates and our business could be substantially harmed.
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
At the beginning of 2023, we had approximately 9,000 employees, and we ended the year with close to 10,500 employees, an increase of over 10%. As of the date of this Annual Report, we had over 10,600 employees. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the U.S., China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating additional employees; managing the growth in our research, clinical operations, commercial, and supporting functions; and improving our operational, financial and management controls, reporting systems and procedures. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
Xiaodong Wang, Ph.D., our Co-Founder, Chairman of our scientific advisory board, and director; John V. Oyler, our Co-Founder, Chief Executive Officer and Chairman of the board of directors; Xiaobin Wu, Ph.D., our President, Chief Operating Officer and General Manager of China; Julia Wang, our Chief Financial Officer; and the other principal members of our management and scientific teams play a critical role in the Company’s operation and development. Although we have employment agreements or offer letters with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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
Our business is subject to complex and evolving industry-specific laws and regulations regarding the collection and transfer of personal data. These laws and regulations can be stringent and many are subject to change and uncertain interpretation, which could result in claims, changes to our data and other business practices, significant penalties, increased cost of operations, or otherwise adversely impact our business.
Regulatory authorities around the world have implemented industry-specific laws and regulations that affect the collection and transfer of personal data. For example, in China, the Regulation on the Administration of Human Genetic Resources (“HGR” and, such regulation, the “HGR Regulation”) applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such materials to non-PRC parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by non-PRC entities and individuals from sampling or biobanking any China HGR in China and require approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross-border transfer of HGR material is required, and transfer of China HGR data by Chinese parties to non-PRC parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that non-PRC parties ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. The Implementing Rules for the HGR Regulation and additional issued guidance has clarified many areas of the HGR Regulation. For information about applications under the HGR Regulation for clinical studies in China that may affect the Amgen collaboration, see the risk factor titled “If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.”
Additionally, the Cyberspace Administration of China (“CAC”) released the final Measures of Cross-Border Data Transfer Security Assessment, effective as of September 2022, under which any transfer of certain “important data” out of China triggers a security assessment to be conducted by the Chinese government. The term “important data” is a broadly defined term under the Cybersecurity Law and Data Security Law, and further clarifications need to be put in place by the Chinese government. However, under the latest draft Important Data Identification Rules, HGR data is classified as “important data,” and if the guidance is finalized as is, it can be expected that this new cross-border data transfer rule may create considerable additional regulatory burdens on international companies’ human gene-involved R&D activities in China.

If the Chinese parties fail to comply with data protection laws, regulations and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, it could result in a loss of our confidential information and subject us to litigation and government enforcement actions. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our or our collaborators’ practices, potentially resulting in suspension of relevant ongoing clinical trials or the initiation of new trials, confiscation of HGR samples and associated data and administrative fines, disgorgement of illegal gains, or temporary or permanent debarment of our or our collaborators’ entities and responsible persons from further HGR projects and, consequently, a de-facto ban from initiating new clinical trials in China. So far, the HGR administration has disclosed a number of HGR violation cases.
To further enhance the administration of China HGR, in 2021, the Chinese government adopted amendments to the Criminal Code, which criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to non-PRC parties or entities established or actually controlled by them without going through security review and assessment. Also in 2021, the PRC Biosecurity Law became effective, giving the Ministry of Science and Technology, China’s major regulatory authority of HGR, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will continue to evolve and become even more rigorous. In addition, the interpretation and application of data protection laws in China are often uncertain and in flux.
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
We currently have manufacturing facilities in Beijing, Guangzhou, and Suzhou, China. We are also constructing a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, U.S., and a new small molecule manufacturing campus in Suzhou, China. These facilities may encounter unanticipated delays and expenses due to a number of factors, including regulatory requirements. If construction or expansion, regulatory evaluation and/or approval of our facilities are delayed, we may not be able to manufacture sufficient quantities of our medicines and drug candidates, which would limit our development and commercialization activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources. For example, we may not be able to complete the construction and validation of and obtain regulatory approval for the new manufacturing and clinical R&D center in New Jersey, the new manufacturing campus in Suzhou and manufacturing facility expansion in Guangzhou in a timely or economic manner.
In addition to the similar manufacturing risks described in “Risks Related to Our Reliance on Third Parties,” our manufacturing facilities are subject to inspection in connection with clinical development and new drug approvals and ongoing, periodic inspection by the FDA, NMPA, EMA or other comparable regulatory agencies to ensure compliance with GMP and other regulatory requirements. Historically, some manufacturing facilities in China have had difficulty meeting the FDA’s, NMPA’s or EMA’s standards. Our failure to follow and document our adherence to such GMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drug candidates or the commercialization of our medicines. We also may encounter problems with achieving adequate or clinical-grade materials that meet FDA, NMPA, EMA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs, as well as shortages of qualified personnel, raw materials or key contractors.
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

To supply commercial quantities for our marketed products, produce our medicines in the quantities that we believe will be required to meet anticipated market demand, and to supply clinical drug material to support the continued growth of our clinical programs, we will need to increase, or “scale up,” the production process by a significant factor over the initial level of production, which will require substantial additional expenditures and various regulatory approvals and permits. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our medicines in a sufficient quantity to meet future demand. Furthermore, developing advanced manufacturing techniques and process controls is required to fully utilize our facilities. Advances in manufacturing techniques may render our facilities and equipment inadequate or obsolete.
If our manufacturing facilities or the equipment in them is damaged or destroyed, we may not be able to quickly or inexpensively restore our manufacturing capacity or restore it at all. In the event of a temporary or protracted loss of the facilities or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need regulatory agency approval before selling any medicines manufactured at that facility. Any interruption in manufacturing operations at our manufacturing facilities could result in our inability to satisfy the demands of our clinical trials or commercialization. Any disruption that impedes our ability to manufacture our drug candidates or medicines in a timely manner could materially harm our business, financial condition and operating results.
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
As a public company listed in the U.S., Hong Kong and Shanghai, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing rules of the NASDAQ Global Select Market (“NASDAQ”), The Stock Exchange of Hong Kong Limited (the “HKEx”) and the STAR Market of the Shanghai Stock Exchange (the “SSE”), and incur significant legal, accounting and other expenses to comply with applicable requirements. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or drug candidates and regulatory approvals, including applicable antitrust and trade regulation laws in the relevant U.S. and foreign jurisdictions in which we or the operations or assets we seek to acquire carry on business; and
•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
In addition, if we undertake acquisitions or strategic collaborations, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. For example, in connection with our transaction with Amgen, we issued to Amgen a total of 206,635,013 ordinary shares in the form of ADSs in 2020, representing 20.5% of the then issued share capital of the Company after giving effect to the share issuance, which resulted in Amgen becoming our largest shareholder and the ownership of our existing shareholders being diluted.
PRC regulations and rules concerning mergers and acquisitions, including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), have established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC (the “MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, under the Anti-Monopoly Law of the PRC and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council, a transaction by way of merger, acquisition or contractual arrangement that allow one market player to take control of or to exert decisive impact on another market player requires advanced notice to the State Administration for Market Regulation (the “SAMR”) when such threshold is crossed and shall not be implemented without the clearance of prior notification. In addition, the Measures for Security Review of Foreign Investment and the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the “Security Review Rules”) specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. Furthermore, according to the Overseas Listing Trial Measures, if a Chinese overseas listed company issues overseas listed securities to acquire assets, such issuance would be subject to filing requirements with the CSRC.
We may also be subject to similar review and regulations in other jurisdictions, such as the laws and regulations on foreign investment in the U.S. under the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”) and other agencies, including the Foreign Investment Risk Review Modernization Act.
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
Furthermore, CFIUS, SAMR, MOFCOM, CSRC or other government agencies may make further determinations that increase the scrutiny of our future acquisitions in the U.S. or the PRC or prohibits such acquisitions. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

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
We do not fully control the interactions our employees, distributors and third-party promoters have with hospitals, medical institutions and doctors, and they may try to increase sales volumes of our products through means that constitute violations of U.S., PRC or other countries’ anti-corruption and related laws. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with anti-bribery laws, there is no assurance that such policies or procedures will prevent our agents, employees and intermediaries from engaging in bribery activities. If we, due to either our own deliberate or inadvertent acts or those of others, fail to comply with applicable anti-bribery and corruption laws, our reputation could be harmed and we could incur criminal or civil penalties, including but not limited to imprisonment, criminal and civil fines, suspension of our ability to do business with the government, denial of government reimbursement for our products and/or exclusion from participation in government healthcare programs, other sanctions and/or significant expenses, which could have a material adverse effect on our business.
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

In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, banking information of our vendors, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could cause loss of data, damage to systems and data and leave us unable to utilize key business systems or access important data needed to operate our business. Our contractors and collaborators have faced, and in the future may face, similar risks, and service disruptions or security breaches of their systems could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information or expose our confidential data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we and our third-party vendors have on occasion experienced, and will continue to experience, threats to our or their data and systems, including malicious codes and viruses, phishing, email compromise attacks, ransomware, or other cyber-attacks. For example, one of our third-party vendors experienced a business email compromise which resulted in us sending payment to a fraudulent bank account. Funds were successfully recovered in this case, but it is possible that to the extent a similar future event occurs, funds will not be recoverable. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, we could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information.
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
The increasing use of artificial intelligence-based software (including machine learning) and social media platforms may result in reputation harm or liability or could otherwise adversely affect our business.
The use of artificial intelligence-based software is increasingly being used in the biopharmaceutical and global healthcare industries. As with many developing technologies, artificial intelligence-based software presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. For example, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that artificial intelligence applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Furthermore, use of artificial intelligence-based software may lead to the inadvertent release of confidential information which may impact our ability to realize the benefit of our intellectual property.

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
In the U.S., Europe, China, and many other jurisdictions where we operate, we are subject to laws and regulations that address privacy, personal information protection, use of artificial intelligence-based software and data security. Numerous laws and regulations, including, without limitation, privacy laws (such as the European Union’s General Data Protection Regulation (“GDPR”) or similar laws), security breach notification laws (such as Australia’s amendment to the Privacy Act), health information privacy laws (such as the United States’ Health Insurance Portability and Accountability Act (“HIPAA”) and the Human Genetic Resources Administration of China’s rules), and consumer protection laws (such as the United States’ Federal Trade Commission’s unfair or deceptive practices rules or California’s Consumer Privacy Act and California’s Privacy Rights Act), govern the collection, use, disclosure and protection of health-related and other personal information. A subset of these laws also have strict requirements governing the cross-border transmission of personal information (see the risk factor titled “Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.”).
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
Given the variability and evolving state of these laws, we face uncertainty as to the exact interpretation of the new requirements, and we may face challenges in implementing all measures required by regulators or courts in their interpretation. Additionally, we may experience a reportable data breach (see the risk factor titled “Our information technology systems, or those used by our contractors or collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization efforts”). Any failure or perceived failure by us to comply with applicable laws and regulations could subject us to significant administrative, civil or criminal fines or other penalties and negatively impact our reputation. For severe violations, in some countries these laws even allow courts and government agencies to delay or halt transfer of personal information, require deletion of personal information, or even order we stop collection, use or other processing of personal information in that country. All of these could materially harm our business, prospects, and financial condition or even disrupt our operations.
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

Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the non-PRC authorities’ requirements and may be unable to share information outside of China which may disrupt the operation of our business. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China. PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. The Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines, suspension of relevant business, and revocation of business permits or licenses. Moreover, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which became effective as of September 1, 2022. According to these measures, personal data processors are subject to security assessment prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor who has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of last year; or (iv) other circumstances as requested by the CAC. Though these measures have already taken effect, substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.
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

There remain uncertainties as to how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and the imposition of any such penalties on our business could cause a material adverse effect on our business, financial condition, results of operations, prospects and the trading price of our ordinary shares, ADSs and RMB Shares, and could lead to our delisting from NASDAQ. As of the date of this report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures and the Draft Cyber Data Security Regulations. However, there remains uncertainty as to how the regulations if enacted as currently proposed, will be interpreted or implemented and whether the Chinese regulatory authorities will adopt additional regulations. We intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised Cybersecurity Review Measures, the Draft Cyber Data Security Regulations or other laws and regulations related to privacy, data protection and information security.
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
Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with the Cyber Security Law, the Data Security Law and the PIPL could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulation, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the actions taken by the Chinese government could materially adversely affect our ability, on favorable terms, to raise capital in the U.S. and other markets in the future.
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

Our financial and operating performance may be adversely affected by government shutdowns, public health crises, natural catastrophes, or other business interruptions outside of our control.
Our global operations and those of our third-party contractors and collaborators expose us to natural or man-made disasters, such as earthquakes, hurricanes, floods, fires, explosions, public health crises, such as epidemics or pandemics, terrorist activity, wars, or other business interruptions outside of our control. Furthermore, we do not maintain any insurance other than property insurance for some of our buildings, vehicles and equipment. Accordingly, unexpected business interruptions resulting from disasters could disrupt our operations and thereby result in substantial costs and diversion of resources. For example, our Guangzhou manufacturing facility was hit by a typhoon in 2019 and although the typhoon did not cause material damage to the facility, the boundary area and the adjacent land were flooded, causing a power outage for a few days. Afterwards, we fortified the facility to help prevent future interruptions. A significant disruption at our manufacturing facilities, even on a short-term basis, could impair our ability to timely produce products, which could have a material adverse effect on our business, financial position and results of operations.
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
We also rely in part on third-party manufacturers to produce and process our medicines and drug candidates. Our ability to obtain supplies of our medicines and drug candidates could be disrupted if the operations of these suppliers are affected by man-made or natural disasters, public health crises or other business interruptions which could cause us to delay or cease development or commercialization of some or all of our medicines and drug candidates. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. For example, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
In particular, the COVID-19 pandemic negatively impacted our business and our financial performance, and future global pandemics or other public health crises could have similar negative impacts, including delays or other disruptions to required regulatory inspections of our development activities, regulatory filings, manufacturing operations, or clinical trial recruitment and progress. Additionally, the commercial or clinical supply of our medicines and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product. Additionally, as seen in connection with the COVID-19 pandemic, public health crises may result in significant governmental measures being implemented to control the spread of a virus, including quarantines, travel restrictions, social distancing and business shutdowns. These measures may negatively affect our business by inducing absenteeism or employee turnover, disrupting our operations, increasing the risk of a cybersecurity incident, or other business disruptions outside of our control.
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
We face an inherent risk of product liability as a result of the commercialization of our medicines in the U.S., China, Europe and other markets, and for the clinical testing and any future commercialization of our drug candidates globally. For example, we may be sued if our medicines or drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under applicable consumer protection acts. If we cannot successfully defend ourselves against or obtain indemnification from our collaborators for product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: decreased demand for our medicines; injury to our reputation; withdrawal of clinical trial participants and inability to continue clinical trials; initiation of investigations by regulators; costs to defend the related litigation; a diversion of our management’s time and resources; substantial monetary awards to trial participants or patients; product recalls, withdrawals or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any medicine or drug candidate; and a decline in our share price.
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
Our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the U.S.; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the U.S. under the jurisdiction of the CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health crises on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. In addition, in 2017 the United Kingdom Financial Conduct Authority (“UKFCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it would no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator. Following June 30, 2023, the UKFCA ceased to publish one month, three month and six month USD LIBOR settings. In the U.S., the Alternative Reference Rate Committee (“ARRC”), a steering committee assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference rates to replace LIBOR. The AARC selected, and the Federal Reserve Bank of New York has recommended, the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury market. LIBOR and SOFR have significant differences: LIBOR was an unsecured lending rate and SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR is a forward-looking rate that reflected term rates at different maturities. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and as such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
Future operating results could be negatively affected by changes in tax rates, the adoption of new tax legislation in the jurisdictions in which we operate, or exposure to additional tax liabilities.
The nature of our international operations subjects us to local, state, regional and national tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Additionally, tax rules governing cross-border activities are continually subject to modification intended to address concerns over base erosion and profit shifting (“BEPS”) and other perceived international tax avoidance techniques as a result of both coordinated actions by governments, such as the OECD/G20 Inclusive Framework on BEPS, and unilateral measures designed by individual countries. For example, the Cayman Islands has enacted the International Tax Co-operation (Economic Substance) Law (2020 Revision) (the “Economic Substance Law”), which originally took effect on January 1, 2019, and which is accompanied by Guidance on Economic Substance for Geographically Mobile Activities (Version 2.0; April 30, 2019) published by the Cayman Islands Tax Information Authority. The Economic Substance Law embraces a global initiative to combat BEPS and demonstrates the continued commitment of the Cayman Islands to international best practice. The Economic Substance Law provides that relevant entities that existed before January 1, 2019 and that had been conducting relevant activities by that date must comply with the economic substance requirements from July 1, 2019, and relevant entities that are established from January 1, 2019 onwards must comply with the requirements from the date they commence the relevant activity. Although we believe that we currently are not obliged to meet the economic substance requirements under the Economic Substance Law, we cannot predict any changes to the legislation or its interpretation in the future. If we are obliged to meet certain economic substance requirements in the future, our business and results of operations could be negatively impacted if we are required to make changes to our business in order to gain compliance or if we fail to comply.
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
Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced by economic, legal and social conditions in the PRC or changes in government relations between China and the U.S. or other governments. There is significant uncertainty about the future relationship between the U.S. and China with respect to trade policies, data sharing, treaties, government regulations and tariffs. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement and oversight upon foreign exchange. While China’s economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government oversight of capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to manage the pace of economic growth and prevent the economy from overheating. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.
The PRC government has the ability to exert oversight over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.
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
For example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity (“VIE”) structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Securities Opinions, which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas listed companies.
Furthermore, in July 2021, the PRC government provided guidance on China-based companies raising capital outside of China, including through VIE structures. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. In February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines which became effective as of March 31, 2023. According to the Overseas Listing Trial Measures, where Chinese companies that have directly or indirectly listed securities in overseas markets conduct follow-on offering of equity securities in such overseas markets, they shall fulfill the filing procedures with and report relevant information to the CSRC. As the Overseas Listing Trial Measures are subject to changes and may continue to evolve, we cannot assure you that we would not be deemed as an indirect overseas listed Chinese company under the Overseas Listing Trial Measures. If we are deemed as an indirect overseas listed Chinese company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or follow relevant reporting requirements thereunder, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. See also the section of this Annual Report titled “Part I—Item 1—Business—Government Regulation—PRC Regulation—Regulations Relating to Overseas Listing”. We are currently evaluating the implications and potential impact of the Overseas Listing Trial Measures and will continue to closely monitor the interpretation and implementation of the Overseas Listing Trial Measures. Due to our operations in China and stock listings in and outside of China, the Overseas Listing Trial Measures and any future PRC, U.S. or other rules and regulations that place restrictions on capital raising could adversely affect our business and results of operations and could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors, and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless.

In February 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which became effective as of March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. The interpretation and implementation of the Revised Confidentiality Provisions may continue to evolve.
Currently, these statements and regulatory actions have had no impact on our daily business operations or our ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. However, it is highly uncertain how the legislative or administrative agencies will further interpret, modify or implement such laws and regulations, or if they will promulgate any new laws or regulations, and their potential impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S., Hong Kong, or other stock exchanges. There are still substantial uncertainties as to how PRC governmental authorities will regulate overseas listing in practice and whether we are required to obtain any specific regulatory approvals from PRC governmental authorities for our offshore offerings. If PRC regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our future offshore offerings, we may be unable to obtain such approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, implementation of industry-wide regulations directly targeting our operations could cause the value of our securities to significantly decline.
The audit reports included in our previous annual reports on Form 10-K filed with the SEC have historically been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), and as such, investors have previously been deprived of the benefits of such inspections.
Ernst & Young Hua Ming LLP, our auditor from fiscal year 2014 to fiscal year 2021, is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the U.S. and a firm registered with the PCAOB. Since Ernst & Young Hua Ming LLP is located in China, a jurisdiction where the PCAOB had historically been unable to conduct inspections without the approval of the Chinese authorities, Ernst & Young Hua Ming LLP was not previously inspected by the PCAOB and, as a result, the audit work that it has carried out for us in the PRC has not historically been able to be inspected independently and fully by the PCAOB.
Inspections of other auditors conducted by the PCAOB outside the PRC have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The historical lack of PCAOB inspections of audit work undertaken in the PRC prevented the PCAOB from regularly evaluating auditors’ audits and their quality control procedures. As a result, to the extent that any components of our auditor’s past work papers were located in China, such work papers were not subject to inspection by the PCAOB. As a result, we and investors of our ADSs, ordinary shares and RMB Shares were deprived of the benefits of such PCAOB inspections, which could cause investors and potential investors of our securities to lose confidence in our audit procedures and reported financial information and the quality of our financial statements. Given that Ernst and Young LLP (U.S.) has served as the principal accountant to audit our consolidated financial statements since 2022, we do not believe this risk is present for our current audit reports.
Historically, there has been legislation implemented which put our ADSs at risk of potential delisting. The delisting of our ADSs, or the threat of their being delisted, may materially and adversely affect the value of your investment.
In December 2020, the Holding Foreign Companies Accountable Act (“HFCAA”), was signed into law, providing that if the SEC determines we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Following the filing of our annual report on Form 10-K for fiscal year ended December 31, 2021, which was audited by Ernst & Young Hua Ming LLP, the SEC added us to its list of Commission-Identified Issuers identified under HFCAA. In December 2022, the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) was signed into law, which amended the HFCAA to shorten the three-year period to two years.

However, as our global business expanded, we built substantial organizational capabilities outside of the PRC and we evaluated, designed and implemented business processes and control changes which enabled us to engage Ernst & Young LLP, located in Boston, Massachusetts, U.S., as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting commencing for the fiscal year ended December 31, 2022. We believe that this satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements prior to the two-year deadline of the AHFCAA. Given that Ernst and Young LLP (U.S.) has served as the principal accountant to audit our consolidated financial statements since 2022, we are compliant with the HFCAA and AHFCAA and can certify that we retained a registered public accounting firm that the PCAOB is able to inspect or investigate which would preclude any further finding by the SEC that we are a Commission-Identified Issuer and therefore the delisting of our ADSs from NASDAQ.
We may be subject to enforcement under similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the U.S., we are currently unable to predict the potential impact on our listing status by any rules that may be adopted by the SEC in the future. If we failed to comply with those rules, it is possible that our ADSs would be delisted. The risk and uncertainty associated with a potential delisting would have a negative impact on the price of our ADSs, ordinary shares and RMB Shares.
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
Furthermore, China’s legal system is still developing. The laws, rules and regulations are subject to interpretation and enforcement by PRC regulatory agencies and courts. In particular, on account of the relatively new implementation of certain laws, rules and regulations, the non-precedential nature of court decisions, and the discretion such laws, rules and regulations give to the relevant regulator in enforcement, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent. In addition, the legal system is based in part on government policies and rules which may quickly be amended from time to time. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
China’s Foreign Investment Law and its implementing rule came into force in January 2020. The Foreign Investment Law and its implementing rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the legal requirements for both foreign and domestic investments. There are still uncertainties with respect to the interpretation and implementation of the Foreign Investment Law and its implementing rules. For example, the Foreign Investment Law and its implementing rules provide that foreign invested entities established according to the previous laws regulating foreign investment prior to its implementation may maintain their structure and corporate governance for a five-year transition period. It is uncertain whether governmental authorities may require us to adjust the structure and corporate governance of certain of our Chinese subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly. In addition, the Security Review Rules, effective as of January 18, 2021, embody China’s continued efforts to provide a legal regime for national security review comparable to similar procedures in other jurisdictions, such as CFIUS review in the U.S. There are still uncertainties with respect to the interpretation, implementation and enforcement of the Security Review Rules. For example, national security remains undefined and there is no clear guidance on whether the biotechnology industry requires security review and what factors the regulatory authority may consider in determining whether there are security concerns. It is difficult to evaluate the impact of the Security Review Rules on our existing investments or potential investments in China.

It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory, which may increase the difficulties you face in protecting your interests. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. For risks associated with investing in us as a Cayman Islands company, see the risk factor titled “—Risks Related to Our Ordinary Shares, ADSs, and RMB Shares—Because we are a Cayman Islands company, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.”
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

Furthermore, in February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, which took effect on March 31, 2023, requiring Chinese companies that have already directly or indirectly offered and listed securities in overseas markets to fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. The Overseas Listing Trial Measures may continue to evolve. We may have to go through the filing process for any follow-on offerings we conduct on NASDAQ or Hong Kong Stock Exchange within three working days of the completion of our follow-on offerings. If we fail to complete a filing with the CSRC for any of our follow-on offerings, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
As of the date of this report, we have not received any inquiry, notice, warning or sanction regarding completing filing or other procedures in connection with offering our equity securities on NASDAQ or Hong Kong Stock Exchange from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. However, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to securities offerings and other capital markets activities outside of China. If it is determined in the future that the filing or other procedure with the CSRC or any other regulatory authority is required for issuing our equity securities on NASDAQ or Hong Kong Stock Exchange, it is uncertain whether we will be able to and how long it would take for us to complete the filing or other procedure, despite our best efforts. If we, for any reason, are unable to complete, or experience significant delays in completing, the requisite relevant filing or other procedure(s), we may face sanctions by the CSRC or other Chinese regulatory authorities. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of funds into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our ADSs, ordinary shares, and RMB Shares. In addition, if the CSRC or other regulatory authorities later promulgate new rules requiring that we obtain their approvals or complete filing or other procedures for any future public offerings on NASDAQ or Hong Kong Stock Exchange, we may be unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such a requirement could have a material adverse effect on the trading price of our ADSs, ordinary shares, and RMB Shares.
To operate our general business activities currently conducted in China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR. The pharmaceutical industry in which we operate is also highly regulated in China. Our Chinese subsidiaries are required to obtain applicable licenses from competent Chinese government authorities for our operations in China, including drug manufacturing licenses, drug trade license, clinical trial authorizations, drug registration certificates, licenses for use of experimental animals, pollutant discharge licenses and permits for urban sewage discharge into drainage pipe network. We believe our PRC subsidiaries have obtained all applicable licenses and permits which are material to our business operations in China.
PRC regulations establish complex procedures for some acquisitions conducted by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
PRC regulations and rules concerning mergers and acquisitions set forth additional procedures and requirements that could make merger and acquisition activities of PRC-based companies by foreign investors more time-consuming and complex. See the risk factor titled “We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We may be exposed to potential risks if we are unable to comply with these requirements.” These rules, among others, specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. Although we believe that our business is not in an industry related to national security, we cannot preclude the possibility that the competent PRC government authorities may publish explanations contrary to our understanding or broaden the scope of such security reviews in the future, in which case our future acquisitions and investment in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Moreover, according to the Anti-Monopoly Law, the SAMR shall be notified in advance of any concentration of undertaking if certain filing thresholds are triggered. We may grow our business in part by acquiring complementary businesses in China. Complying with the requirements of the laws and regulations mentioned above and other PRC regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the SAMR, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain or expand our market share. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

In December 2020, the NDRC and the MOFCOM promulgated the Foreign Investment Security Review Measures, which came into effect in January 2021. Under the Foreign Investment Security Review Measures, investments in military, national defense-related areas or in locations in proximity to military facilities, or investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, IT, Internet products and services, financial services and technology sectors, are required to be approved by designated governmental authorities in advance. Official guidance for these measures has not been issued by the designated office in charge of such security review yet, therefore there are great uncertainties with respect to the interpretation and implementation of the Foreign Investment Security Review Measures. If any of our business operations were to fall under the foregoing categories, we would need to take further actions in order to comply with these laws, regulations and rules, which may materially and adversely affect our current corporate structure, business, financial condition and results of operations.
We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2023, these restricted assets totaled $4.1 billion.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us.
In response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China (“PBOC”) and China’s State Administration of Foreign Exchange (“SAFE”) promulgated a series of measures relating to oversight of capital flow, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments.
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
We are not aware of any offshore holding company with a corporate structure similar to ours that has been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we do not believe that our company or any of our overseas subsidiaries should be treated as a PRC resident enterprise. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our Cayman Islands holding company is a resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow and we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as to PRC enterprise income tax reporting obligations. If we are deemed a PRC resident enterprise, dividends paid on our shares and any gain realized from the transfer of our ordinary shares may be treated as income derived from sources within the PRC. As a result, dividends paid to non-PRC resident enterprise ADS holders or shareholders may be subject to PRC withholding tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders) and gains realized by non-PRC resident enterprises ADS holders or shareholders from the transfer of our ordinary shares or ADSs may be subject to PRC tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders), which may be reduced or exempted according to relevant tax treaties between PRC and the non-PRC resident enterprise/individual ADS holders’ or shareholders’ tax resident jurisdictions.

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
Regulations on currency exchange may limit our ability to utilize our revenue effectively.
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
A large portion of our business is conducted in China. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new medicines. In recent years, the regulatory framework in China for pharmaceutical companies has undergone significant changes, which we expect will continue. While we believe our strategies regarding research, development, manufacturing and commercialization in China are aligned with the Chinese government’s policies, they may in the future diverge, requiring a change in our strategies. Any such change may result in increased compliance costs on our business or cause delays in or prevent the successful research, development, manufacturing or commercialization of our drug candidates or medicines in China and reduce the current benefits we believe are available to us from developing and manufacturing medicines in China.
Chinese authorities have become increasingly active in enforcing laws affecting the pharmaceutical industry. Specifically, the Chinese authorities have recently increased anti-bribery efforts to address improper payments and other benefits received by physicians, staff and hospital administrators in connection with the sales, marketing and purchase of pharmaceuticals products. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. Reports of what have come to be viewed as significant quality-control failures by Chinese vaccine manufacturers have led to enforcement actions against officials responsible for implementing national reforms favorable to innovative drugs (such as ours).This macro-industry event could cause state or private resources to be diverted away from fostering innovation and be redirected toward regulatory enforcement, which could adversely affect our research, development, manufacturing and commercialization activities and increase our compliance costs.

Risks Related to Our Ordinary Shares, ADSs, and RMB Shares
The trading prices of our ordinary shares, ADSs, and/or RMB Shares can be volatile, which could result in substantial losses to you.
The trading price of our ordinary shares, ADSs, and/or RMB Shares can be volatile and fluctuate widely in response to a variety of factors, many of which are beyond our control, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional medicines or drug candidates; variations in the level of expenses related to our existing medicines and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; the performance and fluctuation of the market prices of other companies with significant business operations in China that have listed their securities in Hong Kong, Shanghai or the U.S.; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on results of operations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business, our competitors or our industry; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares, ADSs or RMB Shares; sales or perceived potential sales of additional ordinary shares, ADSs or RMB Shares by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the U.S., Hong Kong or Shanghai equity markets; changes in accounting principles; trade disputes or U.S.-China government relations; and changes or developments in the U.S., PRC, the EU or global regulatory environment.
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
Our ordinary shares are listed on the HKEx in Hong Kong under the stock code “06160”, our ADSs are listed on NASDAQ in the U.S. under the symbol “BGNE”, and our RMB Shares are listed on the STAR Market in the PRC under the stock code “688235”. Under current PRC laws and regulations, our ADSs and ordinary shares listed on NASDAQ and the HKEx are not interchangeable or fungible with the RMB Shares listed on the STAR Market, and there is no trading or settlement between either NASDAQ or the HKEx on the one hand, and the STAR Market on the other hand. The three markets have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these major differences, the trading prices of our ordinary shares, ADSs, and RMB Shares might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares and/or RMB Shares, and vice versa. Because of the different characteristics of the U.S., Hong Kong and Shanghai equity markets, the historic market prices of our ordinary shares, ADSs, and RMB Shares may not be indicative of the performance of our securities going forward.
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
As of February 14, 2024, 1,359,513,224 ordinary shares, par value $0.0001 per share, were outstanding, of which 861,019,991 ordinary shares were held in the form of 66,232,307 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
We filed a registration statement on Form S-3 with the SEC on behalf of certain shareholders on May 9, 2023, registering 298,738,765 ordinary shares, including 222,835,028 ordinary shares in the form of 17,141,156 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. Amgen also has specified registration rights pursuant to its share purchase agreement. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units and under our employee share purchase plan. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares, ADSs and/or RMB Shares could decline.
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
The triple listing of our ADSs, ordinary shares and RMB Shares may adversely affect the liquidity and value of our ADSs, ordinary shares and/or RMB Shares and lead to increased compliance obligations and costs.
Our ADSs are traded on NASDAQ, our existing ordinary shares maintained on our Cayman register in Cayman Islands and Hong Kong register in Hong Kong, are traded on the HKEx, and our RMB Shares are traded on the STAR Market. The triple listing of our ADSs, ordinary shares and RMB Shares may dilute the liquidity of these securities in one or all three markets and may adversely affect the maintenance of an active trading market for ADSs in the U.S., the ordinary shares in Hong Kong, and/or the RMB Shares in the PRC. The price of our ADSs, ordinary shares and/or RMB Shares could also be adversely affected by trading of our securities on other markets. We may decide at some point in the future to delist our RMB Shares from the STAR Market, and our shareholders may approve such delisting. We cannot predict the effect such delisting of our RMB Shares on the STAR Market would have on the market price of our ADSs on NASDAQ or our ordinary shares on the HKEx. Additionally, the listing and trading of our equity securities in multiple jurisdictions and multiple markets has resulted in increased compliance obligations and costs for us, and we may face the risk of significant intervention by regulatory authorities in these jurisdictions and markets, such as inquiries, investigations, enforcement actions and other regulatory proceedings by regulatory authorities.
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
The trading market for the ordinary shares, ADSs and RMB Shares relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. If research analysts do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades the ordinary shares, ADSs and/or RMB Shares or publishes inaccurate or unfavorable research about our business, the market price for the ordinary shares, ADSs and/or RMB Shares would likely decline. Historically, we are aware of instances in which analysts have published inaccurate research about our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for the ordinary shares, ADSs and/or RMB Shares to decline significantly.
Because we are a Cayman Islands company, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.
We are an exempted company with limited liability incorporated in the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association (as may be further amended from time to time), the Companies Law (as amended) of the Cayman Islands, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in Hong Kong, mainland China and the U.S. In particular, the Cayman Islands has a less developed body of securities law than Hong Kong, mainland China or the U.S. and less judicially interpreted body of corporate law than in Delaware.
In addition, as a Cayman Islands exempted company, our shareholders have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders. Our directors have to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for shareholders to obtain the information needed to establish facts necessary for a shareholder action or to solicit proxies from other shareholders in connection with a proxy contest. As a Cayman Islands company, we may not have standing to initiate a derivative action in a Hong Kong, mainland China or U.S. federal court. As a result, shareholders may be limited in their ability to protect their interests if they are harmed in a manner that would otherwise enable them to sue in a U.S. federal court. In addition, shareholders of Cayman Islands companies may not have standing to initiate a shareholder derivative action in Hong Kong, mainland China or U.S. federal courts.
Some of our directors and executive officers reside outside of Hong Kong and the U.S. and a substantial portion of their assets are located outside of Hong Kong and the U.S. As a result, it may be difficult or impossible for shareholders to bring an action against us or against these individuals in Hong Kong or in the U.S. in the event that shareholders believe that their rights have been infringed under the securities laws of Hong Kong, the U.S. or otherwise. In addition, some of our directors and executive officers reside outside of China. To the extent our directors and executive officers reside outside of China or their assets are located outside of China, it may not be possible for investors to effect service of process upon us or our management inside China. Even if shareholders are successful in bringing an action, the laws of the Cayman Islands and China may render them unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the Cayman Islands of judgments obtained in the U.S., Hong Kong or China, although the courts of the Cayman Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.
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

Holders of our ADSs may exercise their voting rights with respect to the ordinary shares underlying their ADSs only in accordance with the provisions of the deposit agreement. Upon receipt of voting instructions from ADS holders in the manner set forth in the deposit agreement, the depositary for the ADSs will endeavor to vote the holder’s underlying ordinary shares in accordance with these instructions. Under our articles of association, the minimum notice period required for convening an annual general meeting is 21 calendar days and the minimum notice period required for convening an extraordinary general meeting is 14 calendar days. When a general meeting is convened, ADS holders may not receive sufficient notice of a shareholders’ meeting to permit them to withdraw their ordinary shares to allow them to cast their vote with respect to any specific matter at the meeting. In addition, the depositary and its agents may not be able to send voting instructions to ADS holders or carry out their voting instructions in a timely manner. We will make reasonable efforts to cause the depositary to extend voting rights to our ADS holders in a timely manner, but our ADS holders may not receive the voting materials in time to ensure that they can vote or instruct their agent to vote their shares.
Furthermore, the depositary and its agents will not be responsible for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, ADS holders may not be able to exercise their right to vote and they may lack recourse if the ordinary shares underlying their ADSs are not voted as they requested.
Under the deposit agreement for the ADSs, the depositary will give us a discretionary proxy to vote the ordinary shares underlying ADS holders’ ADSs at shareholders’ meetings if such holders do not give voting instructions to the depositary, unless we have failed to timely provide the depositary with our notice of meeting and related voting materials, we have instructed the depositary that we do not wish a discretionary proxy to be given, we have informed the depositary that there is substantial opposition as to a matter to be voted on at the meeting, or a matter to be voted on at the meeting would have a material adverse impact on shareholders.
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

Our amended and restated memorandum and articles of association designate specific courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated memorandum and articles of association provide that, unless we consent in writing to the selection of an alternative forum, the courts of Cayman Islands will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our shareholders, any action asserting a claim arising pursuant to any provision of the Companies Law of the Cayman Islands as amended from time to time, or the amended and restated memorandum and articles of association, or any action asserting a claim governed by the internal affairs doctrine (as such concept is recognized under the U.S. laws). Our amended and restated memorandum and articles of association further state that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”) and provide that any person or entity purchasing or otherwise acquiring any interest in any of our securities is deemed to have notice of and consented to these provisions; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with U.S. federal securities laws and rules and regulations thereunder.
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
Our amended and restated memorandum and articles of association provide that under certain circumstances parties who bring actions or proceedings against us may be obligated to reimburse us for all fees, costs, and expenses, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that we incur in connection with such claim, to the extent the claimant is unsuccessful in obtaining a judgment on the merits in which the claiming party prevails.
The case law and potential legislative action on such fee-shifting articles are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such articles. Consistent with our directors’ fiduciary duties to act in the best interests of the Company, the directors may in their sole discretion from time to time decide whether or not to enforce this article. In addition, given the unsettled state of the law related to fee-shifting articles, we may incur significant additional costs associated with resolving disputes with respect to such articles, which could adversely affect our business and financial condition.
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
ADSs are transferable only on the books of the depositary. However, the depositary may close its books at any time it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of ADSs when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, under any provision of the deposit agreement or for any other reason, subject to ADS holders’ right to cancel their ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of ADSs and withdrawal of the underlying ordinary shares may arise because the depositary has closed its books or we have closed our books, the transfer of ordinary shares is blocked to permit voting at a shareholders’ meeting or we are paying a dividend on our ordinary shares.
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
In connection with our Hong Kong public offering in 2018, we established a branch register of members in Hong Kong (the “Hong Kong share register”). Our ordinary shares that are traded on the HKEx, including those that may be converted from ADSs, are registered on the Hong Kong share register, and the trading of these ordinary shares on the HKEx are subject to Hong Kong stamp duty. To facilitate ADS to ordinary share conversion and trading between NASDAQ and the HKEx, we moved a portion of our issued ordinary shares from our Cayman share register to our Hong Kong share register.
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
To the best of our knowledge, Hong Kong stamp duty has not been levied in practice on the trading or conversion of ADSs of companies that are listed in both the U.S. and Hong Kong and that have maintained all or a portion of their ordinary shares, including ordinary shares underlying ADSs, in their Hong Kong share registers. However, it is unclear whether, as a matter of Hong Kong law, the trading or conversion of ADSs of these dual-listed companies constitutes a sale or purchase of the underlying Hong Kong registered ordinary shares that is subject to Hong Kong stamp duty. We advise investors to consult their own tax advisors on this matter. If Hong Kong stamp duty is determined by the competent authority to apply to the trading or conversion of the ADSs, the trading price and the value of your investment in our ADSs or ordinary shares may be affected.
Holders of ADSs may not receive distributions on our ordinary shares or any value for them if it is illegal or impractical to make them available.
The depositary of the ADSs has agreed to distribute to ADS holders the cash dividends or other distributions it or the custodian for the ADSs receives on our ordinary shares or other deposited securities after deducting its fees and expenses. ADS holders will receive these distributions in proportion to the number of our ordinary shares that their ADSs represent. However, the depositary is not responsible for making such distributions if it is unlawful or impractical. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities that require registration under the Securities Act, but that are not registered or distributed pursuant to an exemption from registration. The depositary is not responsible for making a distribution available to holders of ADSs if any government approval or registration required for such distribution cannot be obtained after reasonable efforts made by the depositary. We have no obligation to take any other action to permit the distribution of the ADSs, ordinary shares, rights or anything else to holders of the ADSs. This means that holders of ADSs may not receive the distributions we make on our ordinary shares or any value for them if it is illegal or impractical for us to make them. These restrictions may materially reduce the value of our ADSs.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 53% of our outstanding ordinary shares as of February 14, 2024. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” (“PFIC”) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the composition of our income and assets, we believe that we were not a PFIC for the taxable year ended December 31, 2023. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years.
If we are a PFIC for any taxable year during a U.S. shareholder’s holding period of the ordinary shares or ADSs, then such U.S. shareholder may incur significantly increased U.S. income tax on gain recognized on the sale or other disposition of the ordinary shares or ADSs and on the receipt of distributions on the ordinary shares or ADSs to the extent such distribution is treated as an “excess distribution” under the U.S. federal income tax rules. In addition, such holders may be subject to burdensome reporting requirements.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technology assets. Our security efforts are aimed at preserving the confidentiality, integrity, and continued availability of information under our ownership or care with the aim to continually improve security features in order to keep pace with the evolving cyber threat landscape.
Overview of Cybersecurity Risk Management and Strategy
Our cybersecurity risk identification, assessment and management process is a critical part of our overall enterprise risk management (“ERM”) system. Within our ERM system, we adhere to our Information Security Management Policy (“ISM Policy”) which is aimed at providing guidelines to monitor, review and continually improve our Information Security Management System (“ISMS”). Our ISMS is informed by ISO/IEC 27001:2013 standards and is operated based on an action model that identifies information security missions and objectives, including improvement measures to achieve continuous optimization. Our Cybersecurity Incident Response Plan (“CIRP”) is a critical component of our cybersecurity risk identification and management process, which, along with our incident response team, is designed to guide our response to potential cybersecurity incidents effectively and efficiently. Our ISM Policy, ISMS and CIRP are all internal tools we use to assess, identify and manage material risks from cybersecurity threats.
We also utilize external partnerships to help protect the Company from cybersecurity threats. This combination of people, processes and technology assist us to proactively manage and mitigate threats to our information technology environment. We have controls in place to defend against risks associated with cyber-attacks impacting our operations, compliance and financial reporting objectives. We are externally audited and certified under the ISO 27001 and assessed according to National Institute of Standards and Technology (“NIST”) guidelines. Our external partners also evaluate our cybersecurity maturity and coverage as part of their services and keep us informed of emerging global threats.
We conduct a Testing, Training & Exercise program to test, sustain and refine our ability to respond to cybersecurity incidents in accordance with the best practices. We also maintain an information security training program for our employees.
Our Third-Party Security Management Standard provides a framework for managing third-party information security risks and defines controls to minimize risks to the Company. It applies to third parties who have access to or process Company information. This framework includes processes for conducting, as appropriate, due diligence, risk assessment and planning, contract management, access control, ongoing monitoring, and possible service termination of, or changes to the third-party as part of the selection and management process.
Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, like other companies, we and our third-party vendors have on occasion experienced, and will continue to experience, threats to our or their data and systems.
Board Oversight of Risks from Cybersecurity Threats
The Board of Directors (“Board”) oversees risk management related to the operation of the business and corporate functions as well as the implementation of business strategy. Our Board has delegated to the Audit Committee oversight of risk management, which includes risks from cybersecurity threats. We routinely review critical elements of our cybersecurity policies and program with the Audit Committee.
The management team – including our Senior Director, Global Information Security – provides periodic reports to the Audit Committee which cover cybersecurity and other information technology risks affecting the Company. Such reports are typically provided at an Audit Committee meeting and enable Audit Committee members to ask questions of management and engage in additional discussions in an open forum. The Audit Committee also periodically evaluates our overall cybersecurity strategy.

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Our Information Security Steering Committee (“ISSC”) is responsible for oversight of matters related to information security and currently consists of professionals in legal operations and risk management, information governance, human resources operations, internal audit, computerized systems, global security and technical operations, and research technology, all whose input bring significant value when assessing and managing cybersecurity risk. Our ISSC meets periodically and is presented with an update on cybersecurity matters from our Senior Director, Global Information Security. Our Senior Director, Global Information Security is responsible for facilitating the implementation of the plans and decisions made by the ISSC and directly provides updates to the Audit Committee as detailed above.
Our Senior Director, Global Information Security and our Vice President of Global Technology Solutions head our Global Technology Solutions Team which is responsible for leading the individuals tasked with maintaining our enterprise-wide cyber resilience strategy, policy, standards, architecture, and processes. Our Senior Director of Global Information Security has over eighteen years of information technology and cybersecurity experience in multiple industries, including building and leading governance, risk, and compliance functions that cover ISO 27001 certified compliance, NIST Cybersecurity Framework assessments, Sarbanes-Oxley (“SOX”) information technology compliance, regional compliances, policy management, information technology risk management, vendor risk management, and security awareness. Our Vice President of Global Technology Solutions has over twenty years of experience leading technology organization and managing information security across multiple industries, including SOX 404 compliance, GxP audit and compliance, NIST Cybersecurity Framework assessments, managing incident response and communication with executives and board of directors.
Item 2. Properties
We lease all of our facilities, other than the following facilities that we own: our offices and laboratories in Changping, Beijing, our manufacturing facility in Guangzhou, China, and our manufacturing facility and clinical R&D center currently under construction at the Princeton Innovation Park in Hopewell, New Jersey. We lease an aggregate of approximately 107,000 square meters of office space at approximately 45 other locations across the U.S., China, and Europe, in cities such as Cambridge, Massachusetts; Ridgefield Park, New Jersey; and Emeryville and San Mateo, California in the U.S.; Beijing, Shanghai, Suzhou, and Guangzhou in China; and Basel, Switzerland, primarily for our offices and for our manufacturing facility in Suzhou, China, pursuant to leases with various expiration dates, with the latest expiring in 2027. We believe that our facilities are currently suitable and sufficient to meet our needs. We intend to add new facilities or expand existing facilities as we add employees and enter new locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Please refer to “Note 7: Leases” in the notes to our consolidated financial statements in this Annual Report for further information on our real property leases.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims of a nature considered ordinary course in our business, including the intellectual property litigation described herein. Most of the issues raised by such claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these legal proceedings, see “Part I—Item 1A—Risk Factors” of this Annual Report, including the discussion under the headings entitled “Risks Related to Our Intellectual Property.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ABRAXANE®
On June 26, 2020, following the suspension and recall of ABRAXANE in China supplied to us by Celgene Logistics Sàrl, a Bristol-Myers Squibb Company (referred to elsewhere in this report as BMS, but for this paragraph only, “BMS-Celgene”), we initiated an arbitration proceeding at the International Chamber of Commerce against BMS-Celgene (the “Arbitration”) asserting that it had breached and continued to breach the terms and conditions of the License and Supply Agreement entered into by BeiGene and BMS-Celgene in July 2017 (the “LSA”) and the Amended and Restated Quality Agreement (the “QA” and collectively with the LSA, the “BMS-Celgene License”). Under the BMS-Celgene License, we alleged that BMS-Celgene was obligated, among other things, to ensure the continuity and adequacy of its supply of ABRAXANE to us. In the Arbitration, we sought (i) a declaration that BMS-Celgene was and continued to be in breach of the BMS-Celgene License, (ii) a declaration that BMS-Celgene acted with gross negligence and/or willful misconduct, (iii) an award of damages, and (iv) such other relief as the arbitrators deemed appropriate. BMS-Celgene responded in part by submitting a counterclaim against us seeking to recover approximately $30 million in costs that it contends it incurred as part of the ABRAXANE recall. In October 2021, BMS-Celgene delivered a notice to us purporting to terminate the BMS-Celgene License with respect to ABRAXANE® and providing 180-days’ notice that it was withdrawing ABRAXANE from the range of products for sale or distribution in China pursuant to Section 2.6 of the BMS-Celgene License. Thereafter, we amended our claims to add a claim for wrongful termination of the BMS-Celgene License with respect to ABRAXANE. A hearing was held in the Arbitration in June 2022.
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
Our American Depositary Shares (“ADSs”) have been publicly traded on the NASDAQ Global Select Market under the symbol “BGNE” since February 3, 2016. Our ordinary shares have been publicly traded on the Stock Exchange of Hong Kong Limited under the stock code “06160” since August 8, 2018. Our ordinary shares traded in Renminbi (the “RMB Shares”) have been publicly traded on the Science and Technology Innovation Board of the Shanghai Stock Exchange in China under the stock code “688235” since December 15, 2021.
Shareholders
As of January 31, 2024, we had approximately 39,817 holders of record of our ordinary shares, 39,708 of which are holders of record of our RMB Shares, and 8 holders of record of our ADSs. These numbers do not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
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
The following graph shows the total shareholder return of an investment of $100 in cash at market close on December 31, 2018 through December 31, 2023 for our ADSs, the NASDAQ Composite Index (U.S.), and the NASDAQ Biotechnology Index.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared or paid to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
BeiGene, Ltd.	100.00	118.18	184.22	193.16	156.81	128.59
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
NASDAQ Biotechnology	100.00	125.11	158.17	158.20	142.19	148.72

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
PRC Taxation
Under the Enterprise Income Tax Law (“EIT Law”), an enterprise established outside the PRC with a “de facto management body” within the PRC is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax purposes. The implementation rules of the EIT Law define “de facto management body” as a managing body that exercises substantial and overall management and control over the production and operations, personnel, accounting and properties of an enterprise. In addition, the Notice Regarding the Determination of Chinese‑Controlled Offshore Incorporated Enterprise as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies (“Circular 82)”, issued by the State Taxation Administration, which provides guidance on the determination of the tax residence status of a Chinese‑controlled offshore incorporated enterprise, defines Chinese-controlled offshore incorporated enterprise as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although BeiGene, Ltd. does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese‑controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in Circular 82 to evaluate the tax residence status of BeiGene, Ltd. and its subsidiaries organized outside the PRC.
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
Non-GAAP Financial Measures
We provide certain financial measures that are not defined under accounting principals generally accepted in the United States of America (“GAAP”), commonly referred to as non-GAAP financial measures, including Adjusted Operating Expenses and Adjusted Income (Loss) from Operations and certain other non-GAAP measures, each of which include adjustments to GAAP figures. These non-GAAP measures are intended to provide additional information on our operating performance. Adjustments to our GAAP figures exclude, as applicable, non-cash items such as share-based compensation, depreciation and amortization. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP policy that guides the determination of what items may be excluded in non-GAAP financial measures. We believe that these non-GAAP measures, when considered together with the GAAP figures, can enhance an overall understanding of our operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators BeiGene’s management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, GAAP financial measures. The non-GAAP financial measures used by BeiGene may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.
Overview
BeiGene made great progress in the fourth quarter and full year of 2023 toward our goal to become an impactful next-generation oncology innovator. We have solidified our leadership in hematology with the continued success of BRUKINSA’s global launch, led by U.S. and Europe. Our cost advantaged research and development and manufacturing have enabled us to build one of the largest and most exciting oncology pipelines in the industry. We look forward to a transformative year for BeiGene as we continue to deliver on operational excellence propelled by outstanding growth in revenue across new and existing geographies.
Key highlights for the full year 2023 are as follows:
•Continued rapid global growth with record total revenues of $634.4 million and $2.5 billion, respectively, in the fourth quarter and full year, an increase of 66.9% and 73.7% from the prior year periods;
•Strengthened leadership in hematology with global BRUKINSA® (zanubrutinib) sales of $413.0 million and $1.3 billion for the fourth quarter and full year 2023, increases of 134.6% and 128.5%;
•Progressed innovative hematology pipeline with initiation of four registrational trials for sonrotoclax, including global Phase 3 study in treatment-naïve CLL, and two global expansion cohorts for BTK CDAC in R/R CLL, R/R MCL; and
•Sustained growth with diverse product and geographic revenue mix and improved operating leverage.
Recent Business Developments
On December 22, 2023, we announced the U.S. Food and Drug Administration (“FDA”) has approved a label update for BRUKINSA to include superior progression-free survival (“PFS”) results from the Phase 3 ALPINE trial comparing BRUKINSA against IMBRUVICA® (ibrutinib) in previously treated patients with relapsed or refractory (“R/R”) chronic lymphocytic leukemia (“CLL”).
On November 21, 2023, we announced an agreement to acquire an exclusive global license to Ensem Therapeutics, Inc.’s (“Ensem”) Investigational New Drug (“IND”) application-ready oral cyclin-dependent kinase 2 (“CDK2”) inhibitor. Ensem will receive an upfront payment, and will be eligible for additional payments upon the achievement of certain development, regulatory, and commercial milestones, in addition to tiered royalties.

On November 17, 2023, we announced that the European Commission (“EC”) granted marketing authorization for BRUKINSA in combination with obinutuzumab for the treatment of adult patients with R/R follicular lymphoma (“FL”) who have received at least two prior lines of systemic therapy.
In the first quarter of 2024, we incurred $35.0 million related to milestone payments in connection with business development transactions.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$2,189,852	$1,254,612	$935,240	74.5%
Collaboration revenue	268,927	161,309	107,618	66.7%
Total revenues	2,458,779	1,415,921	1,042,858	73.7%
Cost of sales - product	379,920	286,475	93,445	32.6%
Gross profit	2,078,859	1,129,446	949,413	84.1%
Operating expenses
Research and development	1,778,594	1,640,508	138,086	8.4%
Selling, general and administrative	1,504,501	1,277,852	226,649	17.7%
Amortization of intangible assets	3,500	751	2,749	366.0%
Total operating expenses	3,286,595	2,919,111	367,484	12.6%
Loss from operations	(1,207,736)	(1,789,665)	581,929	(32.5)%
Interest income (expense), net	74,009	52,480	21,529	41.0%
Other income (expense), net	307,891	(223,852)	531,743	(237.5)%
Loss before income tax expense	(825,836)	(1,961,037)	1,135,201	(57.9)%
Income tax expense	55,872	42,778	13,094	30.6%
Net loss	$(881,708)	$(2,003,815)	$1,122,107	(56.0)%
Revenue
Total revenue increased by $1.0 billion to $2.5 billion for the year ended December 31, 2023, from $1.4 billion for the year ended December 31, 2022, primarily due to increased sales of our internally developed products, BRUKINSA and tislelizumab, as well as increased sales of in-licensed products, most notably from the Amgen products and POBEVCY. Additionally, collaboration revenue increased due to the recognition of the remaining deferred revenue associated with the Novartis collaborations upon termination of the agreements.
The following table summarizes the components of revenue for the year ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,		Changes
	2023	2022	$	%
	(dollars in thousands)
Product revenue	$2,189,852	$1,254,612	$935,240	74.5%
Collaboration revenue:
Material rights revenue	71,980	—	71,980	NM
Research and development service revenue	79,431	46,822	32,609	69.6%
Right to access intellectual property revenue	104,477	104,994	(517)	(0.5)%
Other	13,039	9,493	3,546	37.4%
Total collaboration revenue	268,927	161,309	107,618	66.7%
Total Revenue	$2,458,779	$1,415,921	$1,042,858	73.7%

Total revenue by geographic area is presented as follows (amounts in thousands of U.S. dollars)1:

	Three Months Ended December 31,				Twelve Months Ended December 31,
	2023	%	2022	%	2023	%	2022	%
United States total revenue	$313,160	49.4%	$155,446	40.9%	$1,128,219	45.9%	$502,626	35.5%
Product revenue	$313,160	49.4%	$125,337	33.0%	$945,551	38.5%	$389,710	27.5%
Collaboration revenue	—	—%	30,109	7.9%	182,668	7.4%	112,916	8.0%

China total revenue	270,552	42.6%	203,791	53.6%	1,101,951	44.8%	840,032	59.3%
Product revenue	267,282	42.1%	203,791	53.6%	1,093,091	44.5%	840,032	59.3%
Collaboration revenue	3,270	0.5%	—	—%	8,860	0.3%	—	—%

Europe total revenue	45,741	7.2%	16,623	4.4%	202,014	8.2%	63,257	4.5%
Product revenue	45,741	7.2%	5,659	1.5%	122,228	5.0%	14,864	1.0%
Collaboration revenue	—	—%	10,964	2.9%	79,786	3.2%	48,393	3.5%

ROW total revenue	4,956	0.8%	4,235	1.1%	26,595	1.1%	10,006	0.7%
Product revenue	4,343	0.7%	4,235	1.1%	28,982	1.2%	10,006	0.7%
Collaboration revenue	613	0.1%	—	—%	(2,387)	(0.1)%	—	—%
Total Revenue	634,409	100.0%	380,095	100.0%	2,458,779	100.0%	1,415,921	100.0%
1Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from.
Net product revenue consisted of the following:

	Year Ended December 31,		Changes
	2023	2022	$	%
	(dollars in thousands)
BRUKINSA®	$1,290,396	$564,651	$725,745	128.5%
Tislelizumab	536,620	422,885	113,735	26.9%
REVLIMID®	76,018	79,049	(3,031)	(3.8)%
XGEVA®	92,828	63,398	29,430	46.4%
POBEVCY®	56,547	38,124	18,423	48.3%
BLINCYTO®	54,342	36,107	18,235	50.5%
VIDAZA®	13,960	15,213	(1,253)	(8.2)%
KYPROLIS®	39,799	13,696	26,103	190.6%
Pamiparib	6,668	5,460	1,208	22.1%
Other	22,674	16,029	6,645	41.5%
Total product revenue	$2,189,852	$1,254,612	$935,240	74.5%
Net product revenue was $2.2 billion for the year ended December 31, 2023, compared to $1.3 billion in the prior year, primarily due to increased sales volume of BRUKINSA in the U.S., Europe and China and increased sales volume of tislelizumab in China slightly offset by lower selling price due to expansion in NRDL listing. In addition, there were increased sales of our Amgen in-licensed products due to a new marketing strategy.

Global sales of BRUKINSA totaled $1.3 billion for the year ended December 31, 2023, representing a 128.5% increase compared to the prior year and U.S. sales of BRUKINSA totaled $945.6 million for the year ended December 31, 2023 compared to $389.7 million in the prior year, representing growth of 142.6%. U.S. sales continued to accelerate in the period, driven by the approval and launch of BRUKINSA for adult patients with CLL and SLL. BRUKINSA sales in China totaled $193.8 million for the year ended December 31, 2023, representing growth of 28.9% compared to the prior year, driven by an increase in all approved indications. BRUKINSA sales in the EU and rest of world totaled $122.2 million and $28.8 million, respectively, for the year ended December 31, 2023, representing growth of 722.3% and 194.8%, respectively, compared to the prior-year period, driven by a significant increase in all approved indications, specifically in CLL, SLL and WM.
Sales of tislelizumab in China totaled $536.6 million for the year ended December 31, 2023, representing a 26.9% increase compared to the prior year. During the year ended December 31, 2023, new patient demand on account of broader reimbursement in NRDL listing and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab. Full year 2023 sales of tislelizumab included two negative adjustments totaling $13.2 million for distributor channel inventory compensation as a result of inclusion in the March 2023 and January 2024 NRDL lists.
Collaboration revenue totaled $268.9 million for the year ended December 31, 2023, primarily related to the recognition of the remaining deferred revenue associated with the Novartis collaborations upon termination of the agreements during 2023. Collaboration revenue consisted of $79.4 million recognized from deferred revenue for R&D services performed during the year ended December 31, 2023 under both the tislelizumab and ociperlimab collaborations, $104.5 million recognized from deferred revenue for Novartis’ right to access ociperlimab over the option period, $72.0 million recognized from deferred material right revenue associated with the ociperlimab collaboration upon termination and $13.0 million recognized related primarily to revenue generated under the broad markets marketing and promotion agreement. Collaboration revenue totaled $161.3 million for the year ended December 31, 2022, of which $46.8 million was recognized from deferred revenue for R&D services performed during the year ended December 31, 2022 under both the tislelizumab and ociperlimab collaborations, $105.0 million was recognized from deferred revenue for Novartis’ right to access ociperlimab over the option period, and $9.5 million was recognized related to the sale of tislelizumab clinical supply to Novartis (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K).We expect collaboration revenue to decrease for the year ended December 31, 2024 due to the recent terminations with Novartis.
Cost of Sales
Cost of sales increased to $379.9 million for the year ended December 31, 2023 from $286.5 million for the year ended December 31, 2022, primarily due to increased sales volume of BRUKINSA and tislelizumab as well as sales of in-licensed products from Amgen in China.
Gross Margin
Gross margin on global product sales increased to $1.8 billion, or 82.7% as a percentage of sales, for the year ended December 31, 2023, compared to $1.0 billion, or 77.2% as a percentage of sales, for the year ended December 31, 2022, primarily due to increased revenue volume, regional price mix in the current year period and slightly lower per unit costs due to higher production volumes.
Research and Development Expense
Research and development expense increased by $138.1 million, or 8.4%, to $1.8 billion for the year ended December 31, 2023, from $1.6 billion for the year ended December 31, 2022. The following table summarizes the external cost of development programs, upfront license fees, and internal research and development expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Changes
	2023	2022	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$551,417	$469,497	$81,920	17.4%
Upfront license fees	46,800	68,665	(21,865)	(31.8)%
Amgen co-development expenses[1]	53,315	98,955	(45,640)	(46.1)%
Total external research and development expenses	651,532	637,117	14,415	2.3%
Internal research and development expenses	1,127,062	1,003,391	123,671	12.3%
Total research and development expenses	$1,778,594	$1,640,508	$138,086	8.4%

Adjusted research and development expense[2]	$1,558,960	$1,474,919	$84,041	5.7%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the year ended December 31, 2023 totaled $108.6 million, of which $53.3 million was recorded as R&D expense. The remaining $55.3 million was recorded as a reduction for the R&D cost share liability.
2. Adjusted research and development expense is intended to provide investors and others with information about our performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures and Non-GAAP Reconciliation in this MD&A for more information about, and a detailed reconciliation of, these items.
The increase in external research and development expenses for the year ended December 31, 2023 was primarily attributable to higher external clinical trial costs for BRUKINSA, on account of comparator drug purchases, and due to a ramp up of clinical studies for sonrotoclax (BGB-11417) as well as clinical supply and preclinical trial costs for certain other assets in our portfolio. The increase was partially offset by lower external clinical trial costs for TEVIMBRA (tislelizumab) and ociperlimab due to certain studies winding down, lower upfront license fees under collaboration agreements and a decrease in the expense recognized on co-development fees to Amgen.
Internal research and development expense increased $123.7 million, or 12.3%, to $1.1 billion from $1.0 billion for the year ended December 31, 2022, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities.
Selling, General and Administrative Expense

	Year Ended December 31,		Changes
	2023	2022	$	%
	(dollars in thousands)
Selling, general and administrative expense	$1,504,501	$1,277,852	$226,649	17.7%
Adjusted selling, general and administrative expense[1]	$1,284,689	$1,077,977	$206,712	19.2%
1. Adjusted selling, general and administrative expense is intended to provide investors and others with information about our performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures and Non-GAAP Reconciliation in this MD&A for more information about, and a detailed reconciliation of, these items.
Selling, general and administrative expense increased by $226.6 million, or 17.7%, to $1.5 billion for the year ended December 31, 2023, from $1.3 billion for the year ended December 31, 2022. The increase was primarily attributable to the expansion of our commercial organizations primarily in the U.S. and Europe.
Interest Income, Net
Interest income, net increased by $21.5 million, or 41.0%, to $74.0 million for the year ended December 31, 2023, compared to $52.5 million for the year ended December 31, 2022. The increase in interest income, net, was primarily attributable to higher interest rates earned on our cash, cash equivalents and short-term investments and lower interest expense due to an increase in interest capitalization related to the Hopewell construction.

Other Income (Expense), Net
Other income, net for the year ended December 31, 2023 was $307.9 million, primarily due to the noncash gain of $362.9 million recorded for the receipt of our ordinary shares as consideration for our settlement with BMS and government subsidy income, partially offset by foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. functional currency subsidiaries and unrealized losses on equity investments.
For the year ended December 31, 2022, other expense, net was $223.9 million primarily related to foreign exchange losses resulting from the strengthening of the U.S. dollar and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries and unrealized losses on our equity investments. These losses were partially offset by increased income from government subsidies.
Income Tax Expense
Income tax expense was $55.9 million for the year ended December 31, 2023 compared with $42.8 million for the year ended December 31, 2022. The income tax expense for the year ended December 31, 2023, was primarily attributable to current China tax expense for certain subsidiaries determined after non-deductible expenses and current U.S. tax expense, as a result of capitalization and amortization of research and development expenditures required pursuant to Internal Revenue Code Section 174. Other current tax expense was primarily attributable to foreign non-creditable withholding taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting legislation on this. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate, we will continue to monitor and assess pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Non-GAAP Reconciliation

	Year Ended December 31,
	2023	2022
	( in thousands)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$379,920	$286,475
Less: Depreciation	8,578	—
Less: Amortization of intangibles	3,739	3,225
Adjusted cost of sales - products	$367,603	$283,250

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$1,778,594	$1,640,508
Less: Share-based compensation expenses	163,550	139,348
Less: Depreciation	56,084	26,241
Adjusted research and development	$1,558,960	$1,474,919

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$1,504,501	$1,277,852
Less: Share-based compensation expenses	204,038	163,814
Less: Depreciation	15,774	36,061
Adjusted selling, general and administrative	$1,284,689	$1,077,977

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$3,286,595	$2,919,111
Less: Share-based compensation expenses	367,588	303,162
Less: Depreciation	71,858	62,302
Less: Amortization of intangibles	3,500	751
Adjusted operating expenses	$2,843,649	$2,552,896

Reconciliation of GAAP to adjusted loss from operations:
GAAP loss from operations	$(1,207,736)	$(1,789,665)
Plus: Share-based compensation expenses	367,588	303,162
Plus: Depreciation	80,436	62,302
Plus: Amortization of intangibles	7,239	3,976
Adjusted loss from operations	$(752,473)	$(1,420,225)

Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of December 31, 2023:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash	$3,185,984	$3,875,037
Short-term investments	$2,600	$665,251
Total debt	$885,984	$538,117
We have incurred annual net losses and negative cash flows from operations since inception, resulting from the cost of funding our research and development programs and selling, general and administrative expenses associated with our operations, as well as supporting the commercialization of our products globally. We incurred net losses of $0.9 billion and $2.0 billion for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $8.0 billion.

To date, we have financed our operations principally through proceeds from public and private offerings of our securities, proceeds from debt, sales of marketable securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We have also financed our operations and investments with proceeds from debt incurred primarily from various banks both through our subsidiaries and BeiGene, Ltd. of $886.0 million at December 31, 2023. The majority of those debt obligations, or approximately $547.2 million, owed by BeiGene, Ltd., have due dates within the next 12 months. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations.
On December 15, 2021, we completed our initial public offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”). The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China (“PRC”) in Renminbi (“RMB Shares”). The public offering price of the RMB Shares was RMB192.60 per ordinary share, or $391.68 per ADS. In this offering, we sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting commissions and offering expenses were $3.4 billion (RMB 21.7 billion). As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors. As of December 31, 2023, the Company had cash remaining related to the STAR Offering proceeds of $1.2 billion.
The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$3,875,037	$4,382,887
Net cash used in operating activities	(1,157,453)	(1,496,619)
Net cash provided by investing activities	60,004	1,077,123
Net cash provided by (used in) financing activities	416,478	(18,971)
Net effect of foreign exchange rate changes	(8,082)	(69,383)
Net decrease in cash, cash equivalents and restricted cash	(689,053)	(507,850)
Cash, cash equivalents and restricted cash at end of period	$3,185,984	$3,875,037
Operating Activities
Cash flows from operating activities is determined indirectly by taking net loss and adjusting for certain non-cash items and changes in assets and liabilities related to operations.
Operating activities used $1.2 billion of cash for the year ended December 31, 2023, which resulted principally from our net loss of $881.7 million, and by an increase in our net operating assets and liabilities of $370.5 million, partially offset by non-cash charges and adjustments of $94.8 million. The non-cash charges and adjustments were primarily driven by share-based compensation expense, charges for acquired in-process research and development costs, and depreciation and amortization expense, offset by two non-cash gains related to the share settlement from the BMS arbitration and amortization of the research and development cost share liability. The increase in working capital was driven largely by increases in accounts receivable and inventory and a decrease in deferred revenue, partially offset by increases in accounts payable and accrued expenses and other current liabilities.
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

Investing activities provided $60.0 million of cash for the year ended December 31, 2023, consisting of $673.2 million in sales and maturities of investment securities, partially offset by $561.9 million of capital expenditures, $15.0 million upfront collaboration payments, $19.4 million in purchases of intangible assets, $14.9 million in purchases of long-term investments and $2.1 million in purchases of short-term investment securities.
Investing activities provided $1.1 billion of cash for the year ended December 31, 2022, consisting of $1.6 billion in sales and maturities of investment securities, partially offset by $325.4 million of capital expenditures, $143.7 million upfront collaboration payments, $15.9 million in purchases of long-term investments and $1.5 million in purchases of short-term investment securities.
Financing Activities
Cash flows from financing activities consist primarily of issuance and repayment of short-term and long-term debt, and proceeds from the sale of ADSs through employee equity compensation plans.
Financing activities provided $416.5 million of cash for the year ended December 31, 2023, consisting primarily of $661.5 million from proceeds of short-term loans, $55.7 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan and $22.5 million from proceeds of long-term bank loans, partially offset by $309.6 million of repayments on short-term loans and $13.7 million of repayments on long-term bank loans. Our borrowing and repayment cycle is dictated by the short-term maturities of our debt and the ability to increase our borrowings is dependent on interest rates, credit spreads, bank lending capacity and other factors. We expect to repay approximately $688.4 million of loans in 2024 and expect to be able to re-finance those on a consistent basis with our historical experience, with the cost of those borrowings depending on prevailing interest rates and credit spreads.
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
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances denominated in U.S. dollar but do not affect the ability to pay our RMB-denominated liabilities.
Future Liquidity and Material Cash Requirements
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with cash on hand.

Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of December 31, 2023:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Contractual obligations:
Operating lease commitments	$49,156	$23,499	$25,657
Purchase commitments	169,212	140,775	28,437
Debt obligations	885,984	688,366	197,618
Interest on debt	32,101	8,939	23,162
Co-development funding commitment	483,651	137,809	345,842
Funding commitment	8,905	2,213	6,692
Pension plan	14,995	3,577	11,418
Capital commitments	333,498	333,498	—
Total	$1,977,502	$1,338,676	$638,826
Operating Lease Commitments
We lease office or manufacturing facilities in Beijing, Shanghai, Suzhou and Guangzhou in China; office facilities in California, Massachusetts, Maryland, and New Jersey in the U.S.; and in Basel, Switzerland under non-cancelable operating leases expiring on various dates. Payments under operating leases are expensed on a straight-line basis over the respective lease terms. The aggregate future minimum payments under these non-cancelable operating leases are summarized in the table above.
Purchase Commitments
As of December 31, 2023, purchase commitments amounted to $169.2 million, of which $41.2 million related to minimum purchase requirements for supply purchased from CMOs and $128.0 million related to binding purchase order obligations of inventory from BMS and Amgen. We do not have any minimum purchase requirements for inventory from BMS or Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $688.4 million. Total long-term debt obligations are $197.6 million. We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include cross-default provisions that could require acceleration of repayment of our loans in the event of default. However, our debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact our ability to refinance our debt obligations if an event of default occurs. As of December 31, 2023, we are in compliance with all covenants of our material debt agreements. See Note 12 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitments
Under our collaboration with Amgen, we are responsible for co-funding global clinical development costs for the licensed oncology pipeline assets, up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and/or development services. As of December 31, 2023, our remaining co-development funding commitment was $483.7 million.
Funding Commitment
Funding commitment represents our committed capital related to two of our equity method investments in the amount of $15.1 million. As of December 31, 2023, our remaining capital commitment was $8.9 million and is expected to be paid from time to time over the investment period.

Pension Plan
We maintain a defined benefit pension plan in Switzerland. Funding contributions under the defined benefit pension plan are equivalent to $3.6 million per year based on annual funding contributions in effect as of December 31, 2023 to achieve fully funded status where the market value of plan assets equals the projected benefit obligations. Future funding requirements will be subject to change as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets.
Capital Commitments
We had capital commitments amounting to $333.5 million for the acquisition of property, plant and equipment as of December 31, 2023, which were mainly for our manufacturing and clinical R&D campus in Hopewell, New Jersey, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and a new building for Beijing Innerway Bio-tech Co., Ltd.
We are making a significant investment in our future manufacturing facility in the U.S., a 42-acre site that is being constructed in Hopewell, New Jersey. We purchased this site for $75.2 million, announced its groundbreaking on April 29, 2022 and have $502.4 million of construction in process related to the project as of December 31, 2023.
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
The estimates of standalone selling prices involve management’s key assumptions such as revenue growth rate, estimated clinical trial costs, mark-up rate, probability of technical and regulatory success, and discount rates. These significant assumptions are forward looking and could be affected by future economic, regulatory and market conditions.
At December 31, 2023, our existing deferred revenue balance was less than $1.0 million, and collaboration revenue is not expected to be a significant driver of our financial results until if and when additional agreements are entered into.
Measurement of Research and Development Expenses
Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on behalf of us in the ongoing development of our product candidates. Expenses related to clinical trials are accrued based on our estimates of the actual services performed by the third parties for the respective period. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we will modify the related accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.
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
Measurement of Deferred Tax Assets
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

Subsequent Measurement of Long-Lived Assets
We test long-lived assets, which include property, plant and equipment and intangible assets with finite useful lives, for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in our expected future cash flows; a sustained, significant decline in the trading prices of our ADSs, our ordinary shares, and/or our RMB Shares and market capitalization; a significant adverse change in legal factors or in the business climate of our segment; unanticipated competition; and slower growth rates. For the years ended December 31, 2023, 2022 and 2021, we determined there was no impairment of the value of our long-lived assets.
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
We had cash and cash equivalents of $3.2 billion, $3.9 billion and $4.4 billion, restricted cash of $14.2 million, $5.5 million and $7.2 million, and short-term investments of $2.6 million, $0.7 billion and $2.2 billion, at December 31, 2023, 2022 and 2021, respectively. Our cash and cash equivalents are deposited with various major reputable global financial institutions. The deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We believe that these financial institutions are of high credit quality, and we continually monitor the credit worthiness of these financial institutions.
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in the interest rates, which are affected by changes in the general level of PRC and U.S. interest rates. Given the short‑term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We estimate that a hypothetical 100‑basis point increase or decrease in market interest rates would result in a decrease of $0.1 million or increase of $0.1 million, respectively, in the fair value of our investment portfolio as of December 31, 2023.
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $574.1 million of outstanding floating rate debt as of December 31, 2023. A 100-basis point increase in interest rates as of December 31, 2023 would increase our annual pre-tax interest expense by approximately $5.7 million.
We do not believe that our cash, cash equivalents, and short‑term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents, and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future investments will not be subject to adverse changes in market value.
We had accounts receivable, net of $358.0 million, $173.2 million and $483.1 million at December 31, 2023, 2022 and 2021, respectively. Accounts receivable at December 31, 2021 included the upfront fee from Novartis of $300.0 million under the ociperlimab agreement. Accounts receivable, net represent amounts arising from product sales and amounts due from our collaboration partners. We monitor economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 2.8%, depreciated approximately 8.2%, and appreciated approximately 2.3% for the years ended December 31, 2023, 2022 and 2021, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical development costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2023.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this item are appended to this Annual Report. An index of those financial statements is in “Part IV—Item 15—Exhibits, Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 31, 2023, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been tested by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in “Item 8—Financial Statements and Other Supplementary Data” in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a)
Not applicable.
(b)
The following table describes for the quarterly period covered by this report each trading arrangement for the purchase or sale of Company securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John V. Oyler (Chief Executive Officer and Chairman)	Adoption (December 1, 2023)	Non-Rule 10b5-1 trading arrangement for sell-to-cover transaction relating to RSU equity award.	Sale	Until final settlement of covered RSU	Indeterminable(1)
Julia Wang (Chief Financial Officer)	Adoption (December 8, 2023)	Non-Rule 10b5-1 trading arrangement for sell-to-cover transaction relating to RSU equity award.	Sale	Until final settlement of covered RSU	Indeterminable(1)
Xiaobin Wu (President, Chief Operating Officer and General Manager of China)	Adoption (December 12, 2023)	Non-Rule 10b5-1 trading arrangement for sell-to-cover transaction relating to RSU equity award.	Sale	Until final settlement of covered RSU	Indeterminable(1)
Lai Wang (Global Head of R&D)	Adoption (December 8, 2023)	Non-Rule 10b5-1 trading arrangement for sell-to-cover transaction relating to RSU equity award.	Sale	Until final settlement of covered RSU	Indeterminable(1)
Chan Lee (Senior Vice President, General Counsel)	Adoption (November 28, 2023)	Non-Rule 10b5-1 trading arrangement for sell-to-cover transaction relating to RSU equity award.	Sale	Until final settlement of covered RSU	Indeterminable(1)
John V. Oyler (Chief Executive Officer and Chairman)	Adoption (December 12, 2023)	Rule 10b5-1 trading arrangement	Sale	March 12, 2025	Restricted Stock Units (“RSUs”) equal to 249,494 ADSs plus an additional sale of ADSs with an aggregate value of up to US$1.5 million net of commission and fees associated with the sale.
Xiaobin Wu (President, Chief Operating Officer and General Manager of China)	Modification (November 22, 2023)	Rule 10b5-1 trading arrangement	Sale	August 29, 2024	Employee stock options equal to 207,684 ADSs

(1)The number of shares that will be sold to satisfy applicable tax withholding obligations upon vesting of RSUs is unknown as the number will vary based on the extent to which vesting conditions are satisfied and the market price of the Company’s common stock at the time of settlement. This trading arrangement provides for the automatic sale of shares that would otherwise be issuable on the settlement date in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
On March 30, 2022, the SEC added us to its conclusive list of issuers identified under the HFCAA following the filing of our annual report on Form 10-K with the SEC on February 28, 2022, which annual report was audited by Ernst & Young Hua Ming LLP, a registered public accounting firm in mainland China that the PCAOB previously was unable to inspect or investigate completely, because of a position taken by an authority in the foreign jurisdiction. However, as our global business has expanded, we have evaluated, designed and implemented business processes and control changes and built substantial organizational capabilities outside of China. Therefore, on March 23, 2022, following a review process carried out by our audit committee, Ernst & Young Hua Ming LLP resigned as our independent registered public accounting firm for the audit of our financial statements and internal control over financial reporting to be filed with the SEC. On the same day, our audit committee approved the engagement of Ernst & Young LLP, located in Boston, Massachusetts, U.S., as the Company’s independent registered public accounting firm for the audit of our financial statements and internal control over financial reporting commencing for the fiscal year ending December 31, 2022. Given that Ernst & Young LLP (U.S.) now serves as the principal accountant to audit our consolidated financial statements, we expect to be able to comply with the HFCAA and AHFCAA and certify that we have retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate which would preclude a further finding by the SEC that we are a Commission-Identified Issuer.
Furthermore, in August 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. PCAOB staff members conducted on-site inspections and investigations from September to November 2022, and in December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.
To the extent known by the Company, the Company is not aware of and has no reason to believe that any governmental entity in the foreign jurisdiction in which the Company is incorporated or otherwise organized owns shares of any capital stock of record of the Company. Furthermore, to the extent known by the Company, the Company is not aware of and has no reason to believe that that any government entity in the foreign jurisdiction where its consolidated foreign operating entities are incorporated or otherwise organized owns shares of any capital stock of record of its consolidated foreign operating entities. The Company has determined that no governmental entity in China has a controlling financial interest in the Company or its consolidated foreign operating entities. To the extent known by the Company, the Company is not aware of and has no reason to believe that any official of the Chinese Communist Party is a board member of the Company or its consolidated foreign operating entities. The articles of incorporation of the Company, as amended, and those of its consolidated foreign operating entities, do not contain any wording received from any charter of the Chinese Communist Party.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
Our independent public accounting firm is Ernst & Young LLP (PCAOB ID: 0042), located in Boston, Massachusetts, U.S. Our independent public accounting firm for the year ended December 31, 2021 was Ernst & Young Hua Ming LLP (PCAOB ID: 1408), located in Beijing, People’s Republic of China.
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

BEIGENE, LTD.

1

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BeiGene, Ltd. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

2

Accrued Clinical Trial Expenses

Description of the Matter
As of December 31, 2023, the Company recorded $163.0 million of accrued external research and development expenses. As discussed in Note 2 to the consolidated financial statements, accrued external research and development expenses consist of various costs including clinical and pre-clinical trials, cost to develop product candidates, research services and other research and development related costs. Expenses related to clinical trials are accrued based on estimates of the actual services performed by third parties for the respective period. As the majority of clinical service providers invoice the Company in arrears for services performed, the Company determines estimates based on reviewing open contracts and purchase orders, assessing services that have been performed on its behalf, and estimating the level of service performed and the associated costs incurred for the services.
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
February 26, 2024

3

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive loss, cash flows and shareholders’ equity of BeiGene, Ltd. (the Company) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Beijing, People’s Republic of China
February 28, 2022,
except for the effects on the consolidated financial statements of the correction of an error, as to which the date is
February 27, 2023
4

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited BeiGene, Ltd.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BeiGene, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2024

5

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2023	2022	2021
		$	$	$
Revenues
Product revenue, net	13	2,189,852	1,254,612	633,987
Collaboration revenue	3	268,927	161,309	542,296
Total revenues		2,458,779	1,415,921	1,176,283
Cost of sales - product		379,920	286,475	164,906
Gross profit		2,078,859	1,129,446	1,011,377
Operating expenses
Research and development		1,778,594	1,640,508	1,459,239
Selling, general and administrative		1,504,501	1,277,852	990,123
Amortization of intangible assets	9	3,500	751	750
Total operating expenses		3,286,595	2,919,111	2,450,112
Loss from operations		(1,207,736)	(1,789,665)	(1,438,735)
Interest income (expense), net		74,009	52,480	(15,757)
Other income (expense), net	5	307,891	(223,852)	15,904
Loss before income taxes		(825,836)	(1,961,037)	(1,438,588)
Income tax expense	10	55,872	42,778	19,228
Net loss		(881,708)	(2,003,815)	(1,457,816)

Net loss per share	14	(0.65)	(1.49)	(1.21)
Weighted-average shares outstanding—basic and diluted	14	1,357,034,547	1,340,729,572	1,206,210,049

Net loss per American Depositary Share (“ADS”)		(8.45)	(19.43)	(15.71)
Weighted-average ADSs outstanding—basic and diluted		104,387,273	103,133,044	92,785,388

The accompanying notes are an integral part of these consolidated financial statements.
6

BEIGENE, LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of December 31,
	Note	2023	2022
		$	$
Assets
Current assets:
Cash and cash equivalents		3,171,800	3,869,564
Short-term restricted cash	4	11,473	196
Short-term investments	5	2,600	665,251
Accounts receivable, net		358,027	173,168
Inventories, net	6	416,122	282,346
Prepaid expenses and other current assets	11	243,392	216,553
Total current assets		4,203,414	5,207,078
Property, plant and equipment, net	8	1,324,154	845,946
Operating lease right-of-use assets	7	95,207	109,960
Intangible assets, net	9	57,138	40,616
Other non-current assets	11	125,362	175,690
Total non-current assets		1,601,861	1,172,212
Total assets		5,805,275	6,379,290
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		315,111	294,781
Accrued expenses and other payables	11	693,731	467,352
Deferred revenue, current portion	3	—	213,861
Tax payable	10	22,951	25,189
Operating lease liabilities, current portion	7	21,950	24,041
Research and development cost share liability, current portion	3	68,004	114,335
Short-term debt	12	688,366	328,969
Total current liabilities		1,810,113	1,468,528
Non-current liabilities:
Long-term debt	12	197,618	209,148
Deferred revenue, non-current portion	3	300	42,026
Operating lease liabilities, non-current portion	7	22,251	34,517
Deferred tax liabilities	10	16,494	15,996
Research and development cost share liability, non-current portion	3	170,662	179,625
Other long-term liabilities	11	50,510	46,095
Total non-current liabilities		457,835	527,407
Total liabilities		2,267,948	1,995,935
Commitments and contingencies	20
Shareholders’ equity:
Ordinary shares, 0.0001 par value per share; 9,500,000,000 shares authorized; 1,359,513,224 and 1,356,140,180 shares issued and outstanding as of December 31, 2023 and 2022, respectively		135	135
Additional paid-in capital		11,598,688	11,540,979
Accumulated other comprehensive loss	16	(99,446)	(77,417)
Accumulated deficit		(7,962,050)	(7,080,342)
Total shareholders’ equity		3,537,327	4,383,355
Total liabilities and shareholders’ equity		5,805,275	6,379,290
 The accompanying notes are an integral part of these consolidated financial statements.
7

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2023	2022	2021
		$	$	$
Net loss		(881,708)	(2,003,815)	(1,457,816)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	16	(25,464)	(90,421)	13,714
Pension liability adjustments, net	19	(5,611)	365	1,865
Unrealized holding loss, net	16	9,046	(5,311)	(4,571)
Comprehensive loss		(903,737)	(2,099,182)	(1,446,808)

The accompanying notes are an integral part of these consolidated financial statements.
8

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2023	2022	2021
		$	$	$
Cash flows from operating activities:
Net loss		(881,708)	(2,003,815)	(1,457,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		87,675	66,278	46,457
Share-based compensation expense	15	367,618	303,162	240,712
Acquired in-process research and development	3	46,800	68,665	83,500
Amortization of research and development cost share liability	3	(55,294)	(96,402)	(112,486)
Unrealized losses (gains) on long-term investments	5	16,221	21,996	(7,632)
Deferred income tax expense		689	2,059	3,377
Gain on BMS termination settlement		(362,917)	—	—
Other items, net		(5,998)	9,047	23,510
Changes in operating assets and liabilities:
Accounts receivable		(188,306)	304,112	(423,019)
Inventories		(140,948)	(56,689)	(153,333)
Other assets		12,120	(3,282)	(107,128)
Accounts payable		21,484	(4,352)	20,008
Accrued expenses and other payables		180,111	45,627	140,044
Deferred revenue		(255,587)	(151,816)	407,703
Other liabilities		587	(1,209)	(2,620)
Net cash used in operating activities		(1,157,453)	(1,496,619)	(1,298,723)
Cash flows from investing activities:
Purchases of property and equipment		(561,896)	(325,434)	(262,942)
Purchases of short-term investments		(2,075)	(1,485)	(2,147,881)
Proceeds from sale or maturity of short-term investments		673,240	1,563,618	3,146,891
Purchase of in-process research and development		(15,000)	(143,665)	(8,500)
Purchase of intangible assets	9	(19,365)	—	(43,409)
Purchase of long-term investments	5	(14,900)	(15,911)	(43,500)
Net cash provided by investing activities		60,004	1,077,123	640,659
Cash flows from financing activities:
Proceeds from public offering, net of cost	17	—	—	3,392,616
Proceeds from sale of ordinary shares, net of cost	17	—	—	50,000
Proceeds from long-term loan	12	22,502	37,372	16,838
Repayment of long-term loan	12	(13,690)	—	—
Proceeds from short-term loans	12	661,530	313,774	406,449
Repayment of short-term loans	12	(309,576)	(417,081)	(321,754)
Proceeds from option exercises and employee share purchase plan		55,712	46,964	92,762
Net cash provided by (used in) financing activities		416,478	(18,971)	3,636,911
Effect of foreign exchange rate changes, net		(8,082)	(69,383)	14,035
Net (decrease) increase in cash, cash equivalents, and restricted cash		(689,053)	(507,850)	2,992,882
Cash, cash equivalents, and restricted cash, beginning of year		3,875,037	4,382,887	1,390,005
Cash, cash equivalents, and restricted cash, end of year		3,185,984	3,875,037	4,382,887
Supplemental cash flow disclosures:
Cash and cash equivalents		3,171,800	3,869,564	4,375,678
Short-term restricted cash		11,473	196	328
Long-term restricted cash		2,711	5,277	6,881
Income taxes paid		56,003	29,500	15,695
Interest paid		19,753	25,169	29,967
Supplemental non-cash activities:
Accruals for capital expenditures		91,804	95,346	53,197
Purchase of in-process research and development included in accounts payable		31,800	—	75,000

The accompanying notes are an integral part of these consolidated financial statements.
9

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2020	1,190,821,941	118	7,414,932	6,942	(3,618,711)	3,803,281
Issuance of ordinary shares in connection with STAR Offering	115,055,260	12	3,392,604	—	—	3,392,616
Proceeds from issuance of ordinary shares, net of cost	2,151,877	—	50,000	—	—	50,000
Exercise of options, ESPP and release of RSUs	28,778,893	3	92,759	—	—	92,762
Use of shares reserved for share option exercises	(2,003,690)	—	—	—	—	—
Share-based compensation	—	—	240,712	—	—	240,712
Other comprehensive income	—	—	—	11,008	—	11,008
Net loss	—	—	—	—	(1,457,816)	(1,457,816)
Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(5,076,527)	6,132,563
Cost from issuance of ordinary shares	—	—	(152)	—	—	(152)
Issuance of shares reserved for share option exercises	1,375,621	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	19,960,278	2	46,962	—	—	46,964
Share-based compensation	—	—	303,162	—	—	303,162
Other comprehensive loss	—	—	—	(95,367)	—	(95,367)
Net loss	—	—	—	—	(2,003,815)	(2,003,815)
Balance at December 31, 2022	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355
Issuance of shares reserved for share option exercises	84,227	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	26,561,925	2	53,006	—	—	53,008
Cancellation of ordinary shares	(23,273,108)	(2)	(362,915)	—	—	(362,917)
Share-based compensation	—	—	367,618	—	—	367,618
Other comprehensive loss	—	—	—	(22,029)	—	(22,029)
Net loss	—	—	—	—	(881,708)	(881,708)
Balance at December 31, 2023	1,359,513,224	135	11,598,688	(99,446)	(7,962,050)	3,537,327
 The accompanying notes are an integral part of these consolidated financial statements.
10

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

1. Organization
BeiGene, Ltd. (the “Company”, “BeiGene”, “it”, “its”) is a global oncology company discovering and developing innovative treatments that are more accessible and affordable to cancer patients worldwide. The Company generated global revenue of approximately $2.5 billion in 2023, which increased by approximately $1.0 billion, while reducing its net loss by approximately $1.1 billion in comparison to 2022.
The Company currently has three approved medicines that were internally discovered and developed, including BRUKINSA® (zanubrutinib), a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers; TEVIMBRA® (tislelizumab), an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and PARTRUVIX® (pamiparib), a selective small molecule inhibitor of PARP1 and PARP2. The Company has obtained approvals to market BRUKINSA in the United States (“U.S.”), the People’s Republic of China (“China” or the “PRC”), the European Union (“EU”), the United Kingdom (“UK”), Canada, Australia, and additional international markets; TEVIMBRA (tislelizumab) in the EU and China; and PARTRUVIX in China. By leveraging its strong commercial capabilities, the Company has in-licensed the rights to distribute an additional 14 approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (“Amgen”) and Beijing Novartis Pharma Co., Ltd. (“Novartis”) to develop and commercialize innovative medicines.
The Company is committed to advancing best- and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Recognizing the importance of clinical trial activities in its industry and the challenges associated with outsourcing to third-party contract research organizations (“CROs”), the Company has built its own 3,000+ person internal clinical team and is largely CRO-free. The Company has conducted more than 130 clinical trials in-house, with over 22,000 subjects enrolled in approximately 45 regions. This includes more than 40 pivotal or potentially registration-enabling trials across its portfolio.
The Company has built, and is expanding, its internal manufacturing capabilities. The Company is building a commercial-stage biologics manufacturing and clinical R&D center in at the Princeton West Innovation Park in Hopewell, New Jersey (the “Hopewell facility”), in addition to its existing state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines. The Company also works with high quality contract manufacturing organizations (“CMOs”) to manufacture its internally developed clinical and commercial products.
Since its inception in 2010, the Company has become a fully integrated global organization of over 10,000 employees worldwide, including in the U.S., China, and Europe.
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
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
Functional Currency and Foreign Currency Translation
Functional currency
The Company uses the U.S. dollar (“$” or U.S. dollar) as its reporting currency. Transactions in subsidiaries are recorded in the functional currency of the respective subsidiary. The determination of functional currency is based on the criteria of Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters.
Foreign currency translation
For subsidiaries whose functional currencies are not the U.S. dollar, the Company uses the average exchange rate for the period and the exchange rate at the balance sheet date, to translate the operating results and financial position to U.S. dollar, the reporting currency, respectively. Translation differences are recorded in accumulated other comprehensive loss, a component of shareholders’ equity. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are remeasured at the exchange rates prevailing at the balance sheet date. Remeasurement exchange gains and losses are included in the consolidated statements of operations.
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
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from the STAR offering in strict compliance with the planned uses as disclosed in the PRC offering prospectus as well as those disclosed in the Company’s proceeds management policy approved by its board of directors.
12

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at their invoiced amounts, net of trade discounts and allowances as well as an allowance for credit losses. The allowance for credit losses reflects the Company’s current estimate of credit losses expected to be incurred over the life of the receivables. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the aging of receivables and aging trends, customer creditworthiness and specific exposures related to particular customers. The Company also monitors other risk factors and forward-looking information, such as country specific risks and economic factors that may affect a customer’s ability to pay in establishing and adjusting its allowance for credit losses. Accounts receivable are written off after all collection efforts have ceased.
Inventory
Prior to the regulatory approval of product candidates, the Company may incur costs for the manufacture of drug product to support the commercial launch of those products. Until the date at which regulatory approval has been received or is otherwise considered probable, all such costs are recorded as research and development expenses as incurred.
Inventories are stated at the lower of cost and net realizable value, with cost determined in a manner that approximates weighted average cost. The Company periodically analyzes its inventory levels, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates of future prices by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded in the consolidated statements of operations.
Investments
The Company’s investments consist of available-for-sale debt securities, convertible note instruments, public equity securities with readily determinable fair values, private equity securities without readily determinable fair values, and equity-method investments. The classification of an investment is determined based on the nature of the investment, the Company’s ability and intent to hold the investment, and the degree to which the Company may exercise influence over the investee.
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
•Convertible note instruments are recorded using the fair value option method of accounting. Accordingly, convertible note instruments are remeasured at fair value on a recurring basis, with any changes in the fair value option recorded in other income (expense), net.
•Public equity securities with readily determinable fair values are recorded at fair value. Subsequent changes in fair value are recorded in other income (expense), net. Derivative financial instruments to purchase public equity securities are recorded at fair value. The estimated fair value of derivative financial instruments is determined based on the Black-Scholes valuation model. Changes in fair value of derivative instruments are recorded in other income (expense), net.
•Private equity securities without readily determinable fair values and where the Company does not have significant influence are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Adjustments to private equity securities are recorded in other income (expense), net.
13

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

•Equity investments in common stock or in-substance common stock where the Company has significant influence over the financial and operating policies of the investee are accounted for as equity-method investments. Equity-method investments are initially recorded at cost and subsequently adjusted based on the Company’s percentage ownership in the investee’s income and expenses, as well as dividends, if any. The Company records its share of the investee’s results of operations in other income (expense), net. The Company records impairment losses on our equity method investments if it deems the impairment to be other-than-temporary. The Company deems an impairment to be other-than-temporary based on various factors, including but not limited to, the length of time the fair value is below the carrying value and ability to retain the investment to allow for a recovery in fair value.
Realized gains or losses on sales of investments are determined based on the specific identification method.
The Company regularly evaluates its investments in debt and equity for impairment. The Company recognizes an allowance on available-for-sale debt securities when a portion of the unrealized loss is attributable to a credit loss and a corresponding credit loss in net income. No allowance for credit losses were recorded for any periods presented. The Company recognized an impairment loss of $7,529 related to its investments in equity during the year ended December 31, 2023. No impairment losses on equity investments were recorded for the years ended December 31, 2022 and 2021.
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
 Leases
The Company applies ASC, Topic 842, Leases (“ASC 842”) to account for its leases. The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of December 31, 2023. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
At the commencement date of a lease, the Company determines the classification of the lease based on the relevant factors present and records a right-of-use (“ROU”) asset and lease liability. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are calculated as the present value of the lease payments not yet paid. Variable lease payments not dependent on an index or rate are excluded from the ROU asset and lease liability calculations and are recognized in expense in the period which the obligation for those payments is incurred. As the rate implicit in the Company’s leases is not typically readily available, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This incremental borrowing rate reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. ROU assets include any lease prepayments and are reduced by lease incentives. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease terms are based on the non-cancelable term of the lease and may contain options to extend the lease when it is reasonably certain that the Company will exercise that option.
Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet. Lease liabilities that become due within one year of the balance sheet date are classified as current liabilities.
14

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
In 2017, the Company acquired a land use right from the local Bureau of Land and Resources in Guangzhou for the purpose of constructing and operating the Company’s biologics manufacturing facility in Guangzhou. In 2019, the Company acquired a second Guangzhou land use right from the local Bureau of Land and Resources. In 2021, the Company acquired two land use rights from the local Bureau of Land and Resources to expand its biologics manufacturing facility in Guangzhou. Guangzhou land use rights are being amortized over the respective terms of the land use rights, which are each 50 years.
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
The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes the Company’s evaluation of relevant events and circumstances affecting the Company’s single reporting unit, including macroeconomic, industry, and market conditions, the Company’s overall financial performance, and trends in the market price of the Company’s ADSs. If qualitative factors indicate that it is more likely than not that the Company’s reporting unit’s fair value is less than its carrying amount, then the Company will perform the quantitative impairment test by comparing the reporting unit’s carrying amount, including goodwill, to its fair value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. For the years ended December 31, 2023, 2022 and 2021 the Company determined that there were no indicators of impairment of goodwill. While there were no impairments, the Company wrote off the goodwill associated with the acquisition of Celgene’s commercial operations in China to align with the terms of the Settlement Agreement.
Intangible assets acquired through business combinations are recognized as assets separate from goodwill and are measured at fair value upon acquisition. Intangible assets acquired in transactions that are not business combinations are recorded at the allocated portion of total consideration transferred based on their relative fair value in relation to net assets acquired. Intangible assets associated with milestone payments made to third parties subsequent to regulatory approval are recorded at cost. Identifiable intangible assets consist of post-approval milestone payments under license and commercialization agreements, that are amortized over the remainder of the product patent or the term of the commercialization agreements; and trading licenses that are amortized over the initial license term. Distribution rights for approved cancer therapies licensed from BMS had been fully amortized through December 31, 2023, when the rights reverted back to BMS under the terms of the Settlement Agreement.
15

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Intangible assets with finite useful lives are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company evaluates the recoverability of the intangible assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. For the years ended December 31, 2023, 2022 and 2021, the Company determined that there were no indicators of impairment of its other intangible assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2023, 2022 and 2021, there was no impairment of the value of the Company’s long-lived assets.
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
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Financial instruments measured at fair value on a recurring basis
The following tables set forth assets measured at fair value on a recurring basis as of December 31, 2023 and 2022:

As of December 31, 2023	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents:
Money market funds	1,052,149	—	—
Time deposits	42,852	—	—
Short-term investments (Note 5):
U.S. Treasury securities	2,600	—	—
Prepaid expenses and other current assets (Note 5):
Convertible debt instrument	—	—	4,668
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	3,046	542	—
Convertible debt instrument	—	—	4,215
Total	1,100,647	542	8,883

As of December 31, 2022	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents
Money market funds	758,114	—	—
Short-term investments (Note 5):
U.S. Treasury securities	665,251	—	—
Prepaid expenses and other current assets (Note 5):
Convertible debt instrument	—	—	5,190
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	3,307	706	—
Convertible debt instrument	—	—	3,000
Total	1,426,672	706	8,190
The Company’s cash equivalents are highly liquid investments with original maturities of 3 months or less. Short-term investments represent the Company’s investments in available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
17

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The Company’s equity securities carried at fair value consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. (“Leap”), which were acquired in connection with a collaboration and license agreement entered into in January 2020 and in Leap’s underwritten public offering in September 2021. The common stock investment in Leap, a publicly-traded biotechnology company, is measured and carried at fair value and classified as Level 1. The warrants to purchase additional shares of common stock in Leap are classified as a Level 2 investment and are measured using the Black-Scholes option-pricing valuation model, which utilizes a constant maturity risk-free rate and reflects the term of the warrants, dividend yield and stock price volatility, that is based on the historical volatility of similar companies. Refer to Note 5, Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
The Company holds convertible notes issued by private biotech companies. The Company has elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income (expense), net. The Company recorded a loss on fair value adjustment of $1,492 for the year ended December 31, 2023. There were no fair value adjustments during the years ended December 31, 2022 and 2021.
As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt approximates its fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
Revenue Recognition
The Company applies ASC, Topic 606, Revenue from Contracts with Customers (“ASC 606”) to account for its revenue transactions.
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
Product Revenue
The Company generates product revenues in China through the sale of its internally developed drugs TEVIMBRA, BRUKINSA and PARTRUVIX, and the sale of in-licensed products through its agreements with Amgen, BMS, Bio-Thera, EUSA Pharma and Luye Pharmaceutical. Under the commercial profit share arrangement with Amgen, the Company is the principal for in-licensed product sales to customers in China during the commercialization period and recognizes 100% of net product revenue on these sales. Amounts due to Amgen for its portion of net product sales are recorded as cost of sales. In the U.S., the Company generates product revenues from the sale of BRUKINSA.
In China, the Company sells its internally developed products to multiple distributors, who in turn sell the product to hospitals or pharmacies within their authorized territories to be sold ultimately to patients. In-licensed products are sold to a first tier distributor who subsequently resells the products to second tier distributors who ultimately sell the products to health care providers and patients. In the U.S., the Company distributes BRUKINSA through specialty pharmacies and specialty distributors. The specialty pharmacies and specialty distributors subsequently resell the product to health care providers and patients.
18

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The Company is the principal under the product sales as the Company controls the products with the ability to direct the use of, and obtain substantially all the remaining benefits from the products before they are sold to the customer. For product sales transactions, the Company has a single performance obligation which is to sell the products to its customer. The Company includes variable consideration in the transaction price to the extent it is probable that a significant reversal will not occur and estimates variable consideration from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives using the expected value method. Revenues for product sales are recognized at a point in time when the single performance obligation is satisfied upon delivery to the customer. The Company’s payment terms are approximately 45-90 days. Actual amounts of consideration ultimately received may differ from the Company’s estimates. The Company will reassess estimates for variable consideration periodically. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
Right to Access Intellectual Property during the Option Period: The portion of a transaction price allocated to the other parties right to access the Company’s intellectual property to generate their own data during an option period is deferred and recognized as collaboration revenue over the option period on a straight-line basis as the right to use the intellectual property is provided and the data generated.
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
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The process of estimating the Company’s research and development expenses involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company’s service providers invoice it in arrears for services performed, on a pre‑determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of the expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting expenses that are too high or too low in any particular period. There were no material adjustments for a change in estimate to research and development expenses in the accompanying consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.
Acquired In-Process Research and Development Expense
The Company has acquired rights to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new drug compound, as well as pre-commercial milestone payments (prior to government approval), are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new drug compound did not also include processes or activities that would constitute a “business” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product. Royalties owed on sales of the products licensed pursuant to the agreements are expensed in the period the related revenues are recognized.
Government Grants
Government financial incentives that involve no conditions or continuing performance obligations of the Company are recognized as other income (expense), net upon receipt. In the event government grants or incentives involve continuing performance obligations, the Company will capitalize the payment as a liability and recognize the same financial statement caption as the performance obligation relates over the performance period.
The Company received government assistance in the form of cash primarily to support the Guangzhou manufacturing facility build-out and research and development programs. Government assistance received related to the Guangzhou manufacturing facility build-out was recognized as other long-term liabilities and is amortized over the same useful lives of the related assets as depreciation expense. As of December 31, 2023 and 2022, other long-term liabilities related to the Guangzhou manufacturing facility build-out totaled $34,084 and $38,118, respectively. For the years ended December 31, 2023 and 2022, depreciation expense is presented net of amortization of government assistance of $2,938 and $3,169, respectively.
Government assistance received to support research and development programs was recorded as other long-term liabilities upon receipt and is recognized as other income (expense), net when the associated research and development programs are completed. As of December 31, 2023 and 2022, other long-term liabilities related to research and development programs totaled $120 and $58, respectively. For the years ended December 31, 2023 and 2022, the Company recognized other income of nil and $1,664, respectively, upon the completion of a designated research and development program.
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
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
Concentration of Risks
Concentration of cash and credit risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable.
As of December 31, 2023 and 2022, $3,171,800 and $3,869,564 were deposited with various major reputable financial institutions located in the PRC and international financial institutions outside of the PRC, respectively. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. As of December 31, 2023 and 2022, the Company had short-term investments amounting to $2,600 and $665,251, respectively.
At December 31, 2023 and 2022, the Company’s short-term investments were comprised of U.S. treasury securities. The Company believes that U.S. treasury securities are of high credit quality and continually monitors the credit worthiness of these institutions.
As of December 31, 2023 and 2022, the Company had accounts receivable, net of $358,027 and $173,168, respectively. Accounts receivable, net represent amounts arising from product sales. The Company monitors economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection.
23

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Customer concentration risk
For the year ended December 31, 2023, sales to the Company’s four largest product distributors, ASD Specialty Healthcare, McKesson, Sinopharm, and Shanghai Pharmaceutical, represented approximately 16.0%, 14.2%, 12.4% and 11.4% of product revenue, respectively, and collectively, represented approximately 53.2% of trade accounts receivable as of December 31, 2023. For the year ended December 31, 2023, the Company’s collaboration revenue consisted primarily of revenue recognized under its out-licensing collaboration agreements with Novartis.
For the year ended December 31, 2022, sales to the Company’s four largest product distributors, Sinopharm, Shanghai Pharmaceutical, ASD Specialty Healthcare and China Resources represented approximately 18.1%, 15.5%, 14.2% and 12.1% of product revenue, respectively, and collectively, represented approximately 57.0% of trade accounts receivable as of December 31, 2022. For the year ended December 31, 2022, the Company’s collaboration revenue consisted entirely of revenue recognized under its out-licensing collaboration agreements with Novartis.
For the year ended December 31, 2021, sales to the Company’s three largest product distributors, Sinopharm, China Resources, and Shanghai Pharmaceutical represented approximately 26.0%, 19.9% and 16.7% of product revenue, respectively, and collectively, represented approximately 23.4% of trade accounts receivable as of December 31, 2021. For the year ended December 31, 2021, the Company’s collaboration revenue consisted entirely of revenue recognized under its out-licensing collaboration agreements with Novartis. Receivables from Novartis represented approximately 66.4% of trade accounts receivable as of December 31, 2021, primarily due to the invoicing of the $300,000 upfront fee related to the Ociperlimab option, collaboration and license agreement.
Recent Accounting Pronouncements
New accounting standards which have not yet been adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of incremental segment information on an annual and interim basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires that public entities on an annual basis, (1) in the rate reconciliation, disclose specific categories and provide additional information for reconciling items that meet a quantitative threshold; (2) about income taxes paid, disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and by individual jurisdiction in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received); and (3) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
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
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Out-Licensing Arrangements
During the three years ended December 31, 2023, the Company’s collaboration revenue related to its out-licensing collaborative agreements has consisted of upfront license fees, research and development services revenue and right to access intellectual property revenue from its collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Revenue from Collaborators	$	$	$
License revenue	—	—	484,646
Research and development service revenue	79,431	46,822	53,671
Right to access intellectual property revenue	104,477	104,994	3,979
Material rights revenue	71,980	—	—
Other	13,039	9,493	—
Total	268,927	161,309	542,296
Novartis
Tislelizumab Collaboration and License
In January 2021, the Company entered into a collaboration and license agreement with Novartis, granting Novartis rights to develop, manufacture and commercialize tislelizumab in North America, Europe, and Japan (the “Novartis Territory”). The Company and Novartis agreed to jointly develop tislelizumab in these licensed countries, with Novartis responsible for regulatory submissions after a transition period and for commercialization upon regulatory approvals. In addition, both companies had the ability to conduct clinical trials globally to explore combinations of tislelizumab with other cancer treatments, and the Company has an option to co-detail the product in North America, funded in part by Novartis.
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
The Company determined that the license, transfer of know-how and use of trademarks were not distinct from each other and represented a single performance obligation. The tislelizumab R&D services represented a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise was distinct and had standalone value to Novartis. The Company evaluated the supply component of the contract and noted the supply was not provided at a significant incremental discount to Novartis. The Company concluded that, for the purpose of ASC 606, the provision related to providing clinical and commercial supply of tislelizumab in the Novartis Territory was an option but not a performance obligation of the Company at the outset of the Novartis collaboration agreement. A performance obligation for the clinical and commercial supply would be established as quantities of drug product or drug substance are ordered by Novartis.
25

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed which occurred during the year ended December 31, 2021. As such, the Company recognized the entire amount of the transaction price allocated to the license as collaboration revenue during the year ended December 31, 2021. The portion of the transaction price allocated to the R&D services was deferred and was being recognized as collaboration revenue as the R&D services were performed using a percentage-of-completion method. Estimated costs to complete were reassessed on a periodic basis and any updates to the revenue earned were recognized on a prospective basis.
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
The following table summarizes collaboration revenue recognized in connection with the tislelizumab collaboration and license agreement for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
License revenue	—	—	484,646
Research and development service revenue	72,278	39,655	53,421
Other (1)	5,067	9,493	—
Total	77,345	49,148	538,067
(1) Represents revenue recognized on sale of tislelizumab clinical supply to Novartis in conjunction with the collaboration.
Ociperlimab Option, Collaboration and License Agreement and China Broad Market Development Agreement
In December 2021, the Company expanded its collaboration with Novartis by entering into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize the Company’s investigational TIGIT inhibitor ociperlimab in the Novartis Territory. In addition, the Company and Novartis entered into an agreement granting the Company rights to market, promote and detail five approved Novartis oncology products, TAFINLAR® (dabrafenib), MEKINIST® (trametinib), VOTRIENT® (pazopanib), AFINITOR® (everolimus), and ZYKADIA® (ceritinib), across designated regions of China referred to as “broad markets.” In the first quarter of 2022, the Company initiated marketing and promotion of these five products.
26

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Under the terms of the option, collaboration and license agreement, the Company received an upfront cash payment of $300,000 in January 2022 from Novartis and would have received an additional payment of $600,000 or $700,000 in the event Novartis exercised its exclusive time-based option prior to mid-2023 or between then and late-2023, respectively. Following option exercise, the Company would have been eligible to receive up to $745,000 upon the achievement of regulatory approval milestones, $1,150,000 upon the achievement of sales milestones, and royalties on future sales of ociperlimab in the Novartis Territory. Subject to the terms of the option, collaboration and license agreement, during the option period, Novartis had agreed to initiate and fund additional global clinical trials with ociperlimab and the Company has agreed to expand enrollment in two ongoing trials. Following the option exercise, Novartis had agreed to share development costs of global trials. Following approval, the Company had agreed to provide 50 percent of the co-detailing and co-field medical efforts in the U.S., and had an option to co-detail up to 25 percent in Canada and Mexico, funded in part by Novartis. Each party retained the worldwide right to commercialize its propriety products in combination with ociperlimab, as was the case with tislelizumab under the tislelizumab collaboration and license agreement.
The Company evaluated the Novartis agreements under ASC 606 as the units of account within the agreement represented transactions with a customer. The Company identified the following material promises under the agreement: (1) exclusive option for Novartis to license the rights develop, manufacture, and commercialize ociperlimab in the Novartis Territory; (2) Novartis’ right to access ociperlimab in its own clinical trials during the option period; (3) initial transfer of BeiGene know-how; and (4) conducting and completing ongoing trials of ociperlimab during the option period (“R&D Services”). The market development activities are considered immaterial in the context of the contracts.
The Company concluded that, at the inception of the agreement, the option for the exclusive product license constitutes a material right as it represented a significant and incremental discount to the fair value of the exclusive product license that Novartis would not have received without entering into the agreement and was therefore considered a distinct performance obligation. The Company determined that Novartis’ right to access ociperlimab in its own trials over the option period and the initial transfer of know-how were not distinct from each other, as the right to access ociperlimab had limited value without the corresponding know-how transfer, and therefore should be combined into one distinct performance obligation. The R&D Services represented a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to Novartis.
The Company determined the transaction price as of the outset of the arrangement was the upfront payment of $300,000. The option exercise fee was contingent upon Novartis exercising its right and was considered fully constrained until the option is exercised. Additionally, the milestone and royalty payments were not applicable until after the option is exercised, at which point the likelihood of meeting milestones, regulatory approval and meeting certain sales thresholds will be assessed. The transaction price was allocated to the three identified performance obligations based on a relative fair value basis. The standalone selling price of the material right for the option to the exclusive product license was calculated as the incremental discount between (i) the value of the license determined using a discounted cash flow method adjusted for probability of the option being exercised and (ii) the expected option exercise fee using the most-likely-amount method at option exercise. The standalone selling price of the combined performance obligation for Novartis’ right to access ociperlimab for its own clinical trials during the option period and the initial transfer of BeiGene know-how was determined using a discounted cash flow method. The standalone selling price of the R&D Services was determined using an expected cost plus margin approach. Based on the relative standalone selling prices of the three performance obligations, $71,980 of the total transaction price was allocated to the material right, $213,450 was allocated to Novartis’ right to use ociperlimab in its own clinical trials during the option period and the transfer of BeiGene know-how, and $14,570 was allocated to the R&D Services.
The Company would have satisfied the material right performance obligation at a point in time at the earlier of when Novartis exercised the option and the license was delivered or the expiration of the option period. As such, the entire amount of the transaction price allocated to the material right was deferred. The portion of the transaction price allocated to Novartis’ right to access ociperlimab in its own clinical trials during the option period and the initial transfer of BeiGene know-how was deferred and was recognized over the expected option period. The portion of the transaction price allocated to the R&D Services was deferred and was recognized as collaboration revenue as the R&D Services were performed over the expected option period.
27

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
The following table summarizes collaboration revenue recognized in connection with the ociperlimab option, collaboration and license agreement for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Research and development service revenue	7,153	7,167	250
Right to access intellectual property revenue	104,477	104,994	3,979
Material rights revenue	71,980	—	—
Other (2)	8,859	—	—
Total	192,469	112,161	4,229
(2) Represents revenue generated under the broad markets marketing and promotion agreement in conjunction with the collaboration.
In-Licensing Arrangements - Commercial
Amgen
In October 2019, the Company entered into a global strategic oncology collaboration with Amgen (“Amgen Collaboration Agreement”) for the commercialization and development in China, excluding Hong Kong, Taiwan and Macau, of Amgen’s XGEVA®, KYPROLIS®, and BLINCYTO®, and the joint global development of a portfolio of oncology assets in Amgen’s pipeline, with BeiGene responsible for development and commercialization in China. The agreement became effective on January 2, 2020, following approval by the Company’s shareholders and satisfaction of other closing conditions.
Under the agreement, the Company is responsible for the commercialization of XGEVA, KYPROLIS and BLINCYTO in China for five or seven years. Amgen is responsible for manufacturing the products globally and will supply the products to the Company at an agreed upon price. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one product and is entitled to receive royalties on sales in China for an additional five years on the products not retained. XGEVA was approved in China in 2019 for patients with giant cell tumor of the bone and in November 2020 for the prevention of skeletal-related events in cancer patients with bone metastases. In July 2020, the Company began commercializing XGEVA in China. In December 2020, BLINCYTO was approved in China for injection for the treatment of adult patients with relapsed or refractory (“R/R”) B-cell precursor acute lymphoblastic leukemia (“ALL”). In July 2021, KYPROLIS was conditionally approved in China for injection in combination with dexamethasone for the treatment of adult patients with R/R multiple myeloma. In April 2022, BLINCYTO was conditionally approved for injection for the treatment of pediatric patients with R/R CD19-positive B-cell precursor ALL.
Amgen and the Company are also jointly developing a portfolio of Amgen oncology pipeline assets under the collaboration. The Company is responsible for conducting clinical development activities in China and co-funding global development costs by contributing cash and development services up to a total cap of $1,250,000. Amgen is responsible for all development, regulatory and commercial activities outside of China. For each pipeline asset that is approved in China, the Company will receive commercial rights for seven years from approval. The Company has the right to retain approximately one out of every three approved pipeline assets, other than LUMAKRAS (sotorasib) (“AMG 510”), Amgen’s KRAS G12C inhibitor, for commercialization in China. The Company and Amgen will share equally in the China commercial profits and losses during the commercialization period. The Company is entitled to receive royalties from sales in China for pipeline assets returned to Amgen for five years after the seven-year commercialization period. The Company is also entitled to receive royalties from global sales of each product outside of China (with the exception of AMG 510).
28

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

On April 20, 2022, the parties entered into the First Amendment to Amgen Collaboration Agreement, which amends certain terms and conditions relating to the financial responsibilities of the parties in connections with the development and commercialization of certain Amgen proprietary products for the treatment of oncology-related diseases and conditions. In connection with the Company’s ongoing assessment of the Amgen Collaboration Agreement cost-share contributions, the Company determined that further investment in the development of LUMAKRAS was no longer commercially viable for BeiGene. As a result, in February 2023, the Company and Amgen entered into the Second Amendment to the Amgen Collaboration Agreement to (i) stop sharing costs with Amgen for the further development of LUMAKRAS during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the termination of LUMAKRAS from the Amgen Collaboration Agreement.
The Amgen Collaboration Agreement is within the scope of ASC 808, as both parties are active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the agreement. The Company is the principal for product sales to customers in China during the commercialization period and will recognize 100% of net product revenue on these sales. Amounts due to Amgen for its portion of net product sales will be recorded as cost of sales. Cost reimbursements due to or from Amgen under the profit share will be recognized as incurred and recorded to cost of sales; selling, general and administrative expense; or research and development expense, based on the underlying nature of the related activity subject to reimbursement. Costs incurred for the Company’s portion of the global co-development funding are recorded to research and development expense as incurred.
In connection with the Amgen Collaboration Agreement, a Share Purchase Agreement (“SPA”) was entered into by the parties on October 31, 2019. On January 2, 2020, the closing date of the transaction, Amgen purchased 15,895,001 of the Company’s ADSs for $174.85 per ADS, representing a 20.5% ownership stake in the Company. Per the SPA, the cash proceeds shall be used as necessary to fund the Company’s development obligations under the Amgen Collaboration Agreement. Pursuant to the SPA, Amgen also received the right to designate one member of the Company’s board of directors, and Anthony Hooper joined the Company’s board of directors as the Amgen designee in January 2020. Amgen relinquished its right to appoint a designated director to the Company’s board of directors in January 2023.
In determining the fair value of the common stock at closing, the Company considered the closing price of the common stock on the closing date of the transaction and included a lack of marketability discount because the shares are subject to certain restrictions. The fair value of the shares on the closing date was determined to be $132.74 per ADS, or $2,109,902 in the aggregate. The Company determined that the premium paid by Amgen on the share purchase represents a cost share liability due to the Company’s co-development obligations. The fair value of the cost share liability on the closing date was determined to be $601,857 based on the Company’s discounted estimated future cash flows related to the pipeline assets. The estimation of future cash flows involved management assumptions of revenue growth rates and probability of technical and regulatory success of the pipeline assets. The total cash proceeds of $2,779,241 were allocated based on the relative fair value method, with $2,162,407 recorded to equity and $616,834 recorded as a research and development cost share liability. The cost share liability is being amortized proportionately as the Company contributes cash and development services to its total co-development funding cap.
Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Research and development expense	53,314	98,955	115,464
Amortization of research and development cost share liability	55,294	96,402	112,486
Total amount due to Amgen for BeiGene’s portion of the development funding	108,608	195,357	227,950

			As of December 31, 2023
Remaining portion of development funding cap			483,651
29

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

As of December 31, 2023 and 2022, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of December 31,
	2023	2022
	$	$
Research and development cost share liability, current portion	68,004	114,335
Research and development cost share liability, non-current portion	170,662	179,625
Total research and development cost share liability	238,666	293,960
The net reimbursement paid under the commercial profit-sharing agreement for in-line product sales is classified in the consolidated statements of operations for the three years ended December 31, 2023 as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Cost of sales - product	8,358	5,898	1,893
Selling, general and administrative	(60,917)	(54,865)	(45,152)
Research and development	1,688	(1,216)	423
Total	(50,871)	(50,183)	(42,836)
The Company purchases commercial inventory from Amgen to distribute in China. Total inventory purchases amounted to $108,691, $71,720 and $110,303, respectively, during the year ended December 31, 2023, 2022 and 2021. Net amounts payable to Amgen as of December 31, 2023 and 2022 were $55,474 and $54,064, respectively.
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
Upfront and milestone payments made under these arrangements for the years ended December 31, 2023, 2022 and 2021 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or the term of the commercialization agreements.

		Year Ended December 31,
		2023	2022	2021
Payments due to collaboration partners	Classification	$	$	$
Upfront payments	Research and development expense	46,800	68,665	83,500
Development milestone payments	Research and development expense	—	5,500	15,000
Regulatory and commercial milestone payments	Intangible asset	24,365	—	43,394
Total		71,165	74,165	141,894
30

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Our significant license agreements are described below:
Ensem Therapeutics, Inc.
In November 2023, the Company entered into an exclusive global license to an Investigational New Drug application-ready oral cyclin-dependent kinase 2 inhibitor with Ensem Therapeutics, Inc. (“Ensem”). Under the terms of the agreement, Ensem received an upfront payment of $30,000 in January 2024 and will be eligible for additional payments upon the achievement of certain development, regulatory, and commercial milestones, totaling up to $1,300,000 in addition to tiered royalties. The upfront payment was expensed to research and development expense during the year ended December 31, 2023 in accordance with the Company’s acquired in-process research and development expense policy.
Shandong Luye Pharmaceutical Co., Ltd.
In December 2022, the Company entered into an exclusive license agreement with Shandong Luye Pharmaceutical Co., Ltd. (“Luye”) to develop (exclusive of indications for which Luye has submitted the drug marketing authorization application to the China National Medical Products Administration) and commercialize Luye’s proprietary goserelin acetate extended-release microspheres for intramuscular injection known as LY01005 in mainland China. Under the terms of the agreement, the Company paid Luye an upfront license payment of $48,665, exclusive of VAT, which was recognized as in-process research and development expense, and a prepayment of $30,000 to be applied toward future supply purchases in December 2022. Luye is also eligible to receive future milestone payments upon achievement of certain regulatory milestones and tiered royalties on net sales. Luye is considered a related party due to a significant common shareholder. That shareholder has different representatives serving on each companies’ respective board of directors. The Company capitalized regulatory milestones of $19,365 related to the Luye collaboration during the year ended December 31, 2023.
Shoreline Biosciences, Inc.
In June 2021, the Company entered into an exclusive worldwide strategic collaboration with Shoreline Biosciences, Inc. (“Shoreline”) to develop and commercialize a portfolio of natural killer (“NK”)-based cell therapeutics with Shoreline's induced pluripotent stem cells NK cell technology and the Company’s research and clinical development capabilities for different malignancies. Under the collaboration, the Company and Shoreline were working jointly to develop cell therapies for four designated therapeutic targets, with an option to expand the collaboration at a future date. Clinical development was being led by the Company globally, with Shoreline responsible for clinical manufacturing. The Company had commercial rights globally, with Shoreline having an option to retain commercialization rights in the U.S. and Canada for two targets. Under the terms of the agreement, Shoreline received a $45,000 upfront payment in January 2022 and was eligible to receive additional R&D funding, milestone payments and royalties based upon the achievement of certain development, regulatory, and commercial milestones. The upfront payment was expensed to research and development expense during the year ended December 31, 2021 in accordance with the Company’s acquired in-process research and development expense policy. The Company and Shoreline terminated the collaboration effective in the first quarter of 2024.
Nanjing Leads Biolabs, Inc.
In December 2021, the Company entered into a license and collaboration agreement with Nanjing Leads Biolabs, Inc. (“Leads Biolabs”) for worldwide research, development and manufacturing rights and exclusive commercialization rights outside of China to LBL-007, a novel investigational antibody targeting the LAG-3 pathway. Under the terms of the agreement, Leads Biolabs received an upfront payment of $30,000 in January 2022 and is eligible to receive up to $742,000 in clinical development, regulatory approval and sales milestones. Leads Biolabs is also eligible to receive tiered royalties on future sales in the licensed territory. The upfront payment was expensed to research and development expense during the year ended December 31, 2021 in accordance with the Company’s acquired in-process research and development expense policy.
31

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

EUSA Pharma
In January 2020, the Company entered into an exclusive development and commercialization agreement with EUSA Pharma (“EUSA”) for the orphan biologic products SYLVANT® (siltuximab) and QARZIBA® (dinutuximab beta) in China. Under the terms of the agreement, EUSA granted the Company exclusive rights to SYLVANT in greater China and to QARZIBA in mainland China. Under the agreement, the Company is funding and undertaking all clinical development and regulatory submissions in the territories, and commercializing both products once approved. EUSA received a $40,000 upfront payment upon contract execution and is eligible to receive additional payments upon the achievement of regulatory and commercial milestones up to a total of $120,000. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company’s acquired in-process research and development expense policy. In 2021, QARZIBA and SYLVANT were approved and launched in mainland China and greater China, respectively. The approvals triggered regulatory milestone payments that were capitalized as intangible assets and are being amortized over the remaining term of the license agreement. EUSA is receiving tiered royalties on SYLVANT product sales, which the Company records as cost of sales in the period the respective sales are generated.
Assembly Biosciences, Inc.
In July 2020, the Company entered into a collaboration agreement with Assembly Biosciences, Inc. (“Assembly”) for Assembly’s portfolio of three clinical-stage core inhibitor candidates for the treatment of patients with chronic hepatitis B virus (“HBV”) infection in China. Under the terms of the agreement, Assembly granted BeiGene exclusive rights to develop and commercialize ABI-H0731, ABI-H2158 and ABI-H3733 in China, including Hong Kong, Macau, and Taiwan. BeiGene was responsible for development, regulatory submissions, and commercialization in China. Assembly retains full worldwide rights outside of the partnered territory for its HBV portfolio. Assembly received an upfront payment of $40,000 and was eligible to receive payments upon achievement of development, regulatory and commercial milestones up to a total of $503,750. Assembly was also eligible to receive tiered royalties on net sales. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company’s acquired in-process research and development expense policy. The Company received a termination notice from Assembly in December 2023.
Bio-Thera Solutions, Ltd.
In August 2020, the Company entered into a license, distribution and supply agreement with Bio-Thera Solutions, Ltd. (“Bio-Thera”) for Bio-Thera’s POBEVCY® (BAT1706), a biosimilar to Avastin® (bevacizumab) in China. The agreement became effective on September 10, 2020 upon approval of Bio-Thera’s shareholders, and was subsequently assigned by the Company to its affiliate BeiGene (Guangzhou) Co., Ltd. (BeiGene Guangzhou) on September 18, 2020, as permitted by the agreement. Under the terms of the agreement, Bio-Thera agreed to grant BeiGene the right to develop, manufacture, and commercialize POBEVCY in China, including Hong Kong, Macau, and Taiwan. Bio-Thera retained rights outside of the partnered territory. Bio-Thera received an upfront payment of $20,000 in October 2020 and is eligible to receive payments upon the achievement of regulatory and commercial milestones up to a total of $145,000. The upfront payment was expensed to research and development expense during the year ended December 31, 2020 in accordance with the Company’s acquired in-process research and development expense policy. In November 2021, POBEVCY obtained regulatory approval, and was subsequently launched, in China, triggering a milestone payment that was capitalized as an intangible asset that is being amortized over the remaining term of the license agreement. Bio-Thera is also receiving tiered royalties on product sales, which the Company records as cost of sales in the period the respective sales are generated. In December 2023, the Company capitalized a commercial milestone of $5,000.
Other
In addition to the collaborations discussed above, the Company has entered into additional collaborative arrangements during the years ended December 31, 2023, 2022 and 2021. The Company may be required to pay additional amounts upon the achievement of various development and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidate were to advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay significant milestones upon approval and milestones and/or royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.
32

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

4. Restricted Cash
The Company’s restricted cash primarily consist of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on term of restriction. Restricted cash as of December 31, 2023 and 2022 was as follows:

	As of December 31,
	2023	2022
	$	$
Short-term restricted cash	11,473	196
Long-term restricted cash	2,711	5,277
Total	14,184	5,473
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from the STAR offering in strict compliance with the planned uses as disclosed in the PRC offering prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of December 31, 2023, the Company had cash remaining related to the STAR Offering proceeds of $1,191,583.
5. Investments
Short-Term Investments
Short-term investments as of December 31, 2023 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	2,565	35	—	2,600
Total	2,565	35	—	2,600
Short-term investments as of December 31, 2022 consisted of the following available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
	$	$	$	$
U.S. treasury securities	674,262	—	9,011	665,251
Total	674,262	—	9,011	665,251
The Company does not consider the investments in U.S. treasury securities to be other-than-temporarily impaired at December 31, 2023. As of December 31, 2023, the Company’s available-for-sale debt securities consisted entirely of short-term U.S. treasury securities, which were determined to have zero risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of December 31, 2023.
33

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Equity Securities with Readily Determinable Fair Values
Leap Therapeutics, Inc.
In January 2020, the Company purchased $5,000 of Series B mandatorily convertible, non-voting preferred stock of Leap Therapeutics, Inc. (“Leap“) in connection with a strategic collaboration and license agreement the Company entered into with Leap. The Series B shares were subsequently converted into shares of Leap common stock and warrants to purchase additional shares of common stock upon approval of Leap’s shareholders in March 2020. In September 2021, the Company purchased $7,250 of common stock in Leap’s underwritten public offering. As of December 31, 2023, the Company’s ownership interest in the outstanding common stock of Leap was 2.9% based on information from Leap. Inclusive of the shares of common stock issuable upon the exercise of the currently exercisable warrants, the Company’s interest is approximately 4.7%. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income (expense), net.
The following table summarizes unrealized (losses) gains recognized on the Company’s investment in Leap:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Other income (expense), net	(425)	(30,102)	9,386
As of December 31, 2023 and 2022, the fair value of the common stock and warrants was as follows:

	As of December 31,
	2023	2022
	$	$
Fair value of Leap common stock	3,046	3,307
Fair value of Leap warrants	542	706
Private Equity Securities without Readily Determinable Fair Values
The Company invests in equity securities of certain companies whose securities are not publicly traded and fair value is not readily determinable and where the Company has concluded it does not have significant influence based on its ownership percentage and other factors. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company held investments of $55,860 and $57,054 in equity securities without readily determinable fair values as of December 31, 2023 and 2022, respectively.
The following table summarizes unrealized (losses) gains recognized on the Company’s investment in equity securities without readily determinable fair values:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Other income (expense), net	(6,448)	5,065	—
Equity-Method Investments
The Company records equity-method investments at cost and subsequently adjusts the basis based on the Company’s ownership percentage in the investees’ income and expenses, as well as dividends, if any. The Company holds equity-method investments totaling $25,981 and $27,710 as of December 31, 2023 and 2022, respectively.
34

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The following table summarizes losses recognized on the Company’s equity-method investments:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Other income (expense), net	(7,856)	(3,682)	(1,796)
6. Inventories, Net
The Company’s inventories, net consisted of the following:

	As of December 31,
	2023	2022
	$	$
Raw materials	148,772	88,957
Work in process	39,098	20,886
Finished goods	228,252	172,503
Total inventories	416,122	282,346
7. Leases
The Company has operating leases for office and manufacturing facilities in the U.S., Switzerland, and China. The leases have remaining lease terms of up to six years, some of which include options to extend the leases that have not been included in the calculation of the Company’s lease liabilities and ROU assets. The Company has land use rights, which represent land acquired for the biologics manufacturing facility in Guangzhou, the land acquired for the Company’s research, development and office facility in Changping, Beijing, and the land acquired for the Company’s research, development and manufacturing facility in Suzhou. The land use rights represent lease prepayments and are expensed over the remaining term of the rights, which is 50 years for the Guangzhou land use rights, 36 years for the Changping land use right, and 30 years for the Suzhou land use rights. The Company also has certain leases with terms of 12 months or less for certain equipment, office and lab space, which are expensed and not recorded on the balance sheet.
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Operating lease cost	25,978	25,938	22,536
Variable lease cost	6,101	6,834	4,892
Short-term lease cost	1,683	1,299	1,823
Total lease cost	33,762	34,071	29,251
35

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2023	2022
	$	$
Operating lease right-of-use assets	43,490	56,008
Land use rights, net	51,717	53,952
Total operating lease right-of-use assets	95,207	109,960

Current portion of operating lease liabilities	21,950	24,041
Operating lease liabilities, non-current portion	22,251	34,517
Total lease liabilities	44,201	58,558
Maturities of operating lease liabilities are as follows:

Amounts
$
Year ending December 31, 2024	23,499
Year ending December 31, 2025	14,148
Year ending December 31, 2026	5,740
Year ending December 31, 2027	3,155
Year ending December 31, 2028	1,682
Thereafter	932
Total lease payments	49,156
Less imputed interest	(4,955)
Present value of lease liabilities	44,201
Other supplemental information related to leases is summarized below:

	Year ended December 31,
	2023	2022	2021
	$	$	$
Operating cash flows used in operating leases	27,985	28,064	19,962
ROU assets obtained in exchange for new operating lease liabilities	11,854	22,278	37,454

	As of December 31,
	2023	2022
Weighted-average remaining lease term (years)	3	3
Weighted-average discount rate	7.22%	5.76%
36

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

8. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost less accumulated depreciation and consisted of the following:

	As of December 31,
	2023	2022
	$	$
Land	65,485	65,485
Laboratory equipment	205,349	158,908
Leasehold improvements	60,124	53,786
Building	231,656	222,448
Manufacturing equipment	186,856	175,679
Software, electronics and office equipment	83,281	47,483
Property and equipment, at cost	832,751	723,789
Less: Accumulated depreciation	(249,212)	(171,470)
Construction in progress	740,615	293,627
Property, plant and equipment, net	1,324,154	845,946
Construction in progress (“CIP”) as of December 31, 2023 and 2022 primarily related to the construction of the manufacturing and clinical R&D campus in Hopewell, a new building for Beijing Innerway Bio-tech Co., Ltd., and additional capacity at the Guangzhou and Suzhou manufacturing facilities. CIP by fixed asset class are summarized as follows:

	As of December 31,
	2023	2022
	$	$
Building	579,649	224,392
Manufacturing equipment	119,380	33,332
Laboratory equipment	16,135	12,256
Other	25,451	23,647
Total	740,615	293,627
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 were $80,436, $62,302 and $44,742, respectively.
9. Intangible Assets
Intangible assets as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023			December 31, 2022
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	64,274	(7,807)	56,467	41,235	(4,119)	37,116
Other	8,987	(8,316)	671	8,316	(4,816)	3,500
Total finite-lived intangible assets	73,261	(16,123)	57,138	49,551	(8,935)	40,616
Developed products represent post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements.
37

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Amortization expense for developed products is included in cost of sales-product in the accompanying consolidated statements of operations. Amortization expense for other intangible assets is included in operating expenses in the accompanying consolidated statements of operations. The weighted-average life for each finite-lived intangible assets is approximately 12 years. Amortization expense is as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Amortization expense - Cost of sales - product	3,739	3,225	965
Amortization expense - Operating expense	3,500	751	750
Total	7,239	3,976	1,715
Estimated amortization expense for each of the five succeeding years and thereafter, as of December 31, 2023 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$
2024	4,776	224	5,000
2025	4,776	224	5,000
2026	4,776	223	4,999
2027	4,776	—	4,776
2028	4,776	—	4,776
2029 and thereafter	32,587	—	32,587
Total	56,467	671	57,138
10. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
U.S.	117,446	67,744	34,923
PRC	(315,852)	(583,610)	(606,752)
Other	(627,430)	(1,445,171)	(866,759)
Total	(825,836)	(1,961,037)	(1,438,588)
38

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The current and deferred components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Current Tax Expense (Benefit):
U.S.	25,170	4,844	(9)
PRC	24,956	27,905	15,252
Other	5,059	6,547	805
Total	55,185	39,296	16,048
Deferred Tax Expense (Benefit):
U.S.	—	—	(35)
PRC	687	3,480	4,919
Other	—	2	(1,704)
Total	687	3,482	3,180
Income Tax (Benefit) Expense	55,872	42,778	19,228
The reconciliation of the statutory tax rate to our effective income tax rate is as follow:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Loss before tax	(825,836)	(1,961,037)	(1,438,588)
U.S. statutory tax rate	21%	21%	21%
Expected taxation at U.S. statutory tax rate	(173,426)	(411,818)	(302,103)

Foreign and preferential tax rate differential	141,902	209,692	128,330
Non-deductible expenses	19,134	29,223	361
Stock compensation expenses	32,581	33,872	(27,411)
State tax expense (benefit)	(3,464)	1,375	(3,187)
Change in valuation allowance	845,811	229,550	254,768
Tax relief credits	(704,928)	—	—
Research tax credits and incentives	(64,343)	(42,844)	(31,530)
Foreign-derived intangible income	(37,395)	(6,272)	—
Taxation for the year	55,872	42,778	19,228
Effective tax rate	(6.8)%	(2.2)%	(1.3)%
39

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Accruals and reserves	106,708	97,896	84,766
Net operating losses carryforward	996,588	862,214	625,114
Stock-based compensation	26,687	19,700	14,982
Research tax credits	68,117	86,000	82,060
Tax relief credits	704,928	—	—
Depreciable and amortizable assets	687,600	798,563	937,069
Lease liability obligation	7,893	10,348	11,571
R&D and other capitalized costs	164,190	63,156	—
Right of use asset	(7,735)	(10,098)	(11,322)
Gross deferred tax assets	2,754,976	1,927,779	1,744,240
Less valuation allowance	(2,771,470)	(1,943,775)	(1,758,409)
Net deferred tax liabilities	(16,494)	(15,996)	(14,169)
Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of December 31, 2023, it is more likely than not that net deferred tax assets will not be realized. Adjustments may be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.
The valuation allowances for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Beginning balance, as of January 1	1,943,775	1,758,409	1,200,547
Additions/(subtractions) charged to income tax provision	845,811	229,550	254,768
Additions/(subtractions) charged to equity	—	—	263,632
Currency translation and other	(18,116)	(44,184)	39,462
Ending balance, as of December 31	2,771,470	1,943,775	1,758,409
As of December 31, 2023 and 2022, the Company had net operating losses of approximately $5,945,753 and $5,077,247, respectively. As of December 31, 2023, net operating losses were primarily comprised of: $1,839,748 from entities in the PRC which expire in years 2024 through 2033; $4,088,658 derived from Switzerland which expires in years 2025 through 2030; and, $2,047 derived from entities in the U.S. that have an indefinite carryforward. The Company has approximately $76,794 of U.S. research tax credits which will expire between 2036 and 2043 and approximately $704,928 of Switzerland tax relief credits which will expire in 2028, if not utilized.
40

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Beginning balance, as of January 1	11,555	9,925	7,123
Additions based on tax positions related to prior tax years	—	—	—
Reductions based on tax positions related to prior tax years	—	—	—
Additions based on tax positions related to the current tax year	2,709	1,630	2,802
Reductions based on lapse of statute of limitations	—	—	—
Ending balance, as of December 31	14,264	11,555	9,925
Current and prior year additions include an assessment of U.S. federal and state tax credits and incentives. None of the unrecognized tax benefits as of December 31, 2023 would impact the consolidated income tax rate if ultimately recognized due to valuation allowances. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. For the years ended December 31, 2023, 2022 and 2021, the Company’s accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of December 31, 2023, Australia tax matters are open to examination for the years 2013 through 2023, China tax matters are open to examination for the years 2013 through 2023, Switzerland tax matters are open to examination for the years 2020 through 2023, and U.S. federal tax matters are open to examination for years 2015 through 2023. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2013 through 2023.
The Company qualifies for the Technology Advanced Service Enterprises and High and New Technology Enterprise status for certain subsidiaries in China, which expire at the end of 2025. The income tax benefits attributable to this status for the year ended December 31, 2023 is approximately $3,092, or less than $0.01 per share outstanding.
As of December 31, 2023, the Company asserts indefinite reinvestment on the excess of the financial reporting bases over tax bases in the Company’s investments in foreign subsidiaries to the extent reversal would incur a significant tax liability. A deferred tax liability has not been established for the approximately $2,969 of cumulative undistributed foreign earnings. Determination of the unrecognized deferred tax liability is not practicable due to the uncertainty and overall complexity of the hypothetical calculation.
11. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2023	2022
	$	$
Prepaid research and development costs	60,476	71,488
Prepaid taxes	37,320	20,478
Other receivables	36,124	22,777
Interest receivable	1,735	3,039
Prepaid insurance	8,872	3,664
Prepaid manufacturing cost	42,066	58,950
Other current assets	56,799	36,157
Total	243,392	216,553
41

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Other non-current assets consist of the following:

	As of December 31,
	2023	2022
	$	$
Prepayment of property and equipment	4,144	22,025
Prepaid supply cost (1)	18,122	48,642
Prepaid VAT	2,546	804
Rental deposits and other	8,195	7,054
Long-term restricted cash	2,711	5,277
Long-term investments	89,644	91,779
Other	—	109
Total	125,362	175,690
(1) Represents payments for future supply purchases under the license agreement with Luye and facility expansion under commercial supply agreements. The payments are providing future benefit to the Company through credits on commercial supply purchases.
Accrued expenses and other payables consisted of the following:

	As of December 31,
	2023	2022
	$	$
Compensation related	217,803	184,775
External research and development activities related	162,969	139,168
Commercial activities	87,572	51,806
Individual income tax and other taxes	30,083	18,815
Sales rebates and returns related	139,936	41,817
Other	55,368	30,971
Total accrued expenses and other payables	693,731	467,352
Other long-term liabilities consist of the following:

	As of December 31,
	2023	2022
	$	$
Deferred government grant income	34,204	38,176
Pension liability	14,995	7,760
Asset retirement obligation	1,127	—
Other	184	159
Total other long-term liabilities	50,510	46,095
42

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

12. Debt
The following table summarizes the Company’s short-term and long-term debt obligations as of December 31, 2023 and 2022:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of December 31,
						2023		2022
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	14,089	100,000	7,250	50,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	8,856	62,857	1,450	10,000
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	5,636	40,000	5,437	37,500
China Merchants Bank	July 28, 2023	$380,000	1-year	December 25, 2024	(4)	300,000	2,129,321	—	—
China Minsheng Bank	December 20, 2023	$150,000	1-year	December 19, 2024	7.3%	150,000	1,064,660	—	—
China Minsheng Bank	September 24, 2020	$200,000	(5)			—	—	150,000	1,034,554
Shanghai Pudong Development Bank	February 25, 2022	$50,000	1-year	February 25, 2023	2.2%	—	—	50,000	344,851
China Merchants Bank	June 5, 2023	RMB400,000	1-year	June 4, 2024	3.2%	56,356	400,000	—	—
HSBC Bank	May 4, 2023	RMB340,000	1-year	May 3, 2024	(6)	47,903	340,000	—	—
China Industrial Bank	May 30, 2023	RMB200,000	1-year	May 29, 2024	2.8%	28,177	200,000	—	—
Shanghai Pudong Development Bank	November 14, 2023	RMB700,000	1-year	November 21, 2024	2.9%	49,312	350,000	—	—
Other short-term debt (7)						28,037	199,000	114,832	792,000
Total short-term debt						688,366	4,885,838	328,969	2,268,905

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	59,174	420,000	75,395	520,000
China Merchants Bank	January 22, 2020	(2)	9-year	January 20, 2029	(2)	37,638	267,143	49,369	340,500
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	42,337	300,500	47,847	330,000
China CITIC Bank	July 29, 2022	RMB480,000	10-year	July 28, 2032	(8)	58,469	415,000	36,537	252,000
Total long-term debt						197,618	1,402,643	209,148	1,442,500

1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.5% as of December 31, 2023. The Company repaid $6,987 (or RMB50,000) during the year ended December 31, 2023. The loan is secured by BeiGene Guangzhou Factory’s land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility’s build out.
2.On January 22, 2020, BeiGene Guangzhou Biologics Manufacturing Co., Ltd.(“BeiGene Guangzhou Factory”) entered into a nine-year bank loan with China Merchants Bank to borrow up to RMB1,100,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan is secured by Guangzhou Factory’s second land use right and certain fixed assets in the second phase of the Guangzhou manufacturing facility’s build out. In connection with the Company’s short-term loan agreements with China Merchants Bank entered into during the year ended December 31, 2021, the borrowing capacity was reduced from RMB1,100,000 to RMB350,000. The loan interest rate was 4.1% as of December 31, 2023. The Company repaid $1,422 (RMB10,000) during the year ended December 31, 2023. BeiGene Guangzhou Biologics Manufacturing Co., Ltd. is a company incorporated under the laws of the PRC on March 3, 2017 and a wholly owned subsidiary of BeiGene Biologics Co., Ltd. (“BeiGene Biologics”).
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.9% as of December 31, 2023. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility’s build out. The Company repaid $5,281 (RMB37,500) during the year ended December 31, 2023.
4.The outstanding borrowings bear floating interest rates benchmarking the Secured Overnight Financing Rate (“SOFR”). The loan interest rate was 7.2% as of December 31, 2023.
43

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

5.In September 2020, the Company entered into a loan agreement with China Minsheng Bank for a total loan facility of up to $200,000, of which $120,000 designated to fund the purchase of noncontrolling equity interest in BeiGene Biologics from Guangzhou GET Technology Development Co., Ltd. (now Guangzhou High-tech Zone Technology Holding Group Co., Ltd.) (“GET”) and repayment of the Shareholder Loan and $80,000 was designated for general working capital purposes. The loan had an original maturity date of October 8, 2021, which was the first anniversary of the first date of utilization of the loan. The Company may extend the original maturity date for up to two additional twelve-month periods. On October 8, 2021, the Company extended the maturity date for twelve months to October 8, 2022 and repurposed the loan for general working capital purposes. On September 30, 2022, the Company entered into an amendment and restatement agreement with China Minsheng Bank to extend the maturity date. The Company repaid the outstanding principal of the loan in the amount of $150,000 during the year ended December 31, 2023.
6.The outstanding borrowings bear floating interest rates benchmarking Hong Kong interbank market rate for RMB. The loan interest rate was 4.5% as of December 31, 2023.
7.During the two years ended December 31, 2023, the Company entered into additional short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB875,000 in aggregate, with maturity dates ranging from December 15, 2022 to May 24, 2024. The Company drew down $28,174 (RMB199,000) and repaid $109,576 (RMB792,000) during the year ended December 31, 2023. The weighted average interest rate for the short-term working capital loans was approximately 3.2% as of December 31, 2023. The outstanding principal balance is due in May 2024.
8.In July 2022, the Company entered into a 10-year bank loan agreement with China CITIC Bank to borrow up to RMB480,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan interest rate was 3.9% as of December 31, 2023. The loan is secured by BeiGene Suzhou Co., Ltd.’s land use right and certain fixed assets that will be placed into service upon completion of the small molecule manufacturing campus in Suzhou, China. The Company drew down $22,502 (RMB163,000) during the year ended December 31, 2023.
The Company has numerous financial and non-financial covenants on its debt obligations with various banks and other lenders. Some of these covenants include cross-default provisions that could require acceleration of repayment of loans in the event of default. However, the Company’s debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact the Company’s ability to refinance debt obligations if an event of default occurs. As of December 31, 2023, the Company is in compliance with all covenants of our material debt agreements.
Contractual Maturities of Debt Obligations
The aggregate contractual maturities of all borrowings due subsequent to December 31, 2023 are as follows:

Maturity dates	Amounts
$
Year ending December 31, 2024	688,366
Year ending December 31, 2025	35,565
Year ending December 31, 2026	46,279
Year ending December 31, 2027	46,279
Year ending December 31, 2028	25,146
Thereafter	44,349
Total	885,984
Interest Expense
Interest on bank loans is paid quarterly until the respective loans are fully settled. Interest expense recognized for the years ended December 31, 2023, 2022 and 2021 amounted to $20,800, $21,699 and $29,263, respectively, among which, $16,571, $2,594 and $1,054 was capitalized, respectively.
13. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA in the U.S., China, and other regions, and tislelizumab and pamiparib in China; XGEVA, BLINCYTO and KYPROLIS in China under a license from Amgen; REVLIMID® and VIDAZA® in China under a license from BMS; and POBEVCY® in China under a license from Bio-Thera.
44

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The table below presents the Company’s net product sales for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Product revenue - gross	2,718,969	1,438,440	748,824
Less: Rebates and sales returns	(529,117)	(183,828)	(114,837)
Product revenue - net	2,189,852	1,254,612	633,987
The following table disaggregates net product revenue by product for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	$	$	$
BRUKINSA®	1,290,396	564,651	217,987
Tislelizumab	536,620	422,885	255,119
REVLIMID®	76,018	79,049	70,065
XGEVA®	92,828	63,398	45,956
POBEVCY®	56,547	38,124	1,353
BLINCYTO®	54,342	36,107	12,515
KYPROLIS®	39,799	13,696	—
VIDAZA®	13,960	15,213	19,591
Pamiparib	6,668	5,460	3,661
Other	22,674	16,029	7,740
Total product revenue - net	2,189,852	1,254,612	633,987
The following table presents the roll-forward of accrued sales rebates and returns for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	$	$
Beginning balance, as of January 1	41,817	59,639
Accrual	529,117	183,828
Payment	(430,998)	(201,650)
Ending balance, as of December 31	139,936	41,817
45

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

14. Loss Per Share
Loss per share was calculated as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Numerator:
Net loss	(881,708)	(2,003,815)	(1,457,816)

Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	1,357,034,547	1,340,729,572	1,206,210,049
Loss per share	(0.65)	(1.49)	(1.21)
For the years ended December 31, 2023, 2022 and 2021, the computation of basic loss per share using the two-class method was not applicable, as the Company was in a net loss position.
The effects of all share options and restricted share units were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive during the years ended December 31, 2023, 2022 and 2021.
15. Share-Based Compensation
2016 Share Option and Incentive Plan
In January 2016, in connection with its U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of December 31, 2023, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,822. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5%)% of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added to the 2016 Plan under this provision. However, in August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the Hong Kong Stock Exchange (“HKEx”) rules. In December 2018, the shareholders of the Company approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
As of December 31, 2023, share-based awards to acquire 37,575,472 ordinary shares were available for future grant under the 2016 Plan.
In order to continue to provide incentive opportunities under the 2016 Plan, the Board of Directors and shareholders of the Company approved an amendment to the 2016 Plan (the “Amendment No. 2”), which became effective as of June 22, 2022, to increase the number of authorized shares available for issuance under the 2016 Plan by 66,300,000 ordinary shares, or 5%, of the Company’s outstanding shares as of March 31, 2022.

46

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
1 The market price is the lower of the closing price on NASDAQ on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
As of December 31, 2023, 1,941,075 ordinary shares were available for future issuance under the ESPP.
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
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The following table summarizes the Company’s share option activities under the 2011, 2016 and 2018 Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	$	Years	$
Outstanding at December 31, 2020	84,991,715	5.27
Granted	6,244,524	26.46	12.40
Exercised	(17,233,853)	4.52			367,110
Forfeited	(1,797,498)	13.27
Outstanding at December 31, 2021	72,204,888	7.08
Granted	12,516,816	12.34	6.40
Exercised	(5,898,217)	4.63			52,258
Forfeited	(2,296,634)	16.46
Outstanding at December 31, 2022	76,526,853	7.85
Granted	9,817,925	16.37	8.14
Exercised	(6,974,331)	4.54			92,051
Forfeited	(1,225,334)	17.60
Outstanding at December 31, 2023	78,145,113	9.06		5.09	465,231
Exercisable as of December 31, 2023	59,221,091	6.93		3.91	452,750
Vested and expected to vest at December 31, 2023	75,306,510	8.81		4.95	463,359
As of December 31, 2023, the unrecognized compensation cost related to 16,085,419 unvested share options expected to vest was $96,053. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years.
The total fair value of employee share option awards vested during the years ended December 31, 2023, 2022 and 2021 was $61,121, $62,548 and $53,571, respectively.
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
The following table presents the range of fair values and the assumptions used to estimate those fair values of the share options granted in the years presented:

	Year Ended December 31,
	2023	2022	2021
Fair value of ordinary share	$7.26 ~ $10.72	$5.51 ~ $9.04	$9.94 ~ $14.97
Risk-free interest rate	3.4% ~ 4.6%	1.8% ~ 3.9%	1.1% ~ 1.7%
Expected exercise multiple	2.8	2.8	2.8
Expected volatility	58% ~ 60%	51% ~ 60%	51% ~ 59%
Expected dividend yield	0%	0%	0%
Contractual life	10 years	10 years	10 years
48

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Restricted shares
The Company had no restricted share activities during the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023, all compensation cost related to restricted shares was fully recognized.
Restricted share units
The following table summarizes the Company’s restricted share unit activities under the 2016 and 2018 Plans:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2020	34,876,972	12.50
Granted	17,173,767	25.58
Vested	(10,703,381)	12.23
Forfeited	(5,264,376)	15.82
Outstanding at December 31, 2021	36,082,982	18.33
Granted	38,707,669	12.46
Vested	(12,533,586)	16.37
Forfeited	(6,859,892)	16.72
Outstanding at December 31, 2022	55,397,173	14.87
Granted	34,573,994	15.57
Vested	(17,862,598)	14.71
Forfeited	(5,707,546)	15.47
Outstanding at December 31, 2023	66,401,023	15.22
Expected to vest at December 31, 2023	56,440,870	15.22
As of December 31, 2023, the unrecognized compensation cost related to unvested restricted share units expected to vest was $702,778. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.8 years.
Share-based compensation expense
The following table summarizes total share-based compensation cost recognized for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Research and development	163,550	139,348	114,357
Selling, general and administrative	204,038	163,814	126,355
Total	367,588	303,162	240,712
49

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

16. Accumulated Other Comprehensive (Loss) Income
The movement of accumulated other comprehensive (loss) income was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Available-for-Sale Securities	Pension Liability Adjustments	Total
	$	$	$	$
December 31, 2021	27,898	(3,700)	(6,248)	17,950
Other comprehensive income (loss) before reclassifications	(90,421)	(5,311)	(446)	(96,178)
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	—	811	811
Net-current period other comprehensive (loss) income	(90,421)	(5,311)	365	(95,367)
December 31, 2022	(62,523)	(9,011)	(5,883)	(77,417)
Other comprehensive income (loss) before reclassifications	(25,464)	9,046	(6,422)	(22,840)
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	—	811	811
Net-current period other comprehensive (loss) income	(25,464)	9,046	(5,611)	(22,029)
December 31, 2023	(87,987)	35	(11,494)	(99,446)
(1) The amounts reclassified from accumulated other comprehensive (loss) income were included in other income (expense), net in the consolidated statements of operations.
17. Shareholders’ Equity
During the years ended December 31, 2023, 2022 and 2021, the Company completed the following equity offerings:
In September 2021, upon Amgen’s exercise of its Direct Purchase Option, the Company issued an aggregate of 165,529 ADSs, representing 2,151,877 ordinary shares, to Amgen Inc. for a total consideration of $50,000, in a private placement pursuant to a Share Purchase Agreement dated October 31, 2019, as amended on December 6, 2019 and September 24, 2020 by and between Amgen and Company.
In December 2021, the Company completed an initial public offering of (“STAR Offering”) on the Science and Technology Innovation Board (“STAR Market”) of the Shanghai Stock Exchange (“SSE”). The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China (“PRC”) in Renminbi (“RMB Shares”). The public offering price of the RMB Shares was RMB192.60 per ordinary share, or $391.68 per ADS. In this offering, the Company sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting commission and offering expenses were $3,392,616. As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in strict compliance with the planned uses as disclosed in the PRC prospectus as well as the Company’s proceeds management policy for the STAR Offering approved by the board of directors.
50

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

BMS Settlement
On August 1, 2023, the Company entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with BMS-Celgene and certain of its affiliates relating to the termination of the parties’ ongoing contractual relationships, the previously-disclosed ongoing arbitration proceeding concerning ABRAXANE® (the “Arbitration”), the License and Supply Agreement (“LSA”), the Amended and Restated Quality Agreement (the “QA”), and the Share Subscription Agreement (the “SSA”), entered into by the parties in 2017 and 2018. Pursuant to the Settlement Agreement, the parties agreed to mutually dismiss the Arbitration and BMS-Celgene and its affiliates agreed to transfer 23,273,108 ordinary shares of the Company originally purchased in 2017, in each case subject to and in accordance with the terms and conditions of the Settlement Agreement. In consideration for the shares being returned, the Company agreed to drop its claims pursuant to the Settlement Agreement. Furthermore, the parties agreed to terminate the LSA and QA on December 31, 2023, subject to the Company’s right to continue selling all inventory of REVLIMID and VIDAZA until sold out or December 31, 2024, whichever is earlier. The Settlement Agreement provides for a settlement and release by each party of claims arising from or relating to the Arbitration, the LSA, the QA and the SSA, as well as other disputes and potential disputes between the parties, in each case subject to and in accordance with the terms and conditions of the Agreement. The receipt of the shares occurred on August 15, 2023. The Company recorded a noncash gain upon receipt of $362,917, which represents the fair value on the day the shares were received. The gain was recorded within other income (expense), net in the consolidated statements of operations. The shares were constructively retired as of December 31, 2023. The Company recorded the amount of the cancelled shares in excess of par to additional paid-in capital.
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
During the years ended December 31, 2023, 2022 and 2021, no appropriation to statutory reserves was made, because the PRC subsidiaries had an accumulated deficit as of the end of such periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2023 and 2022, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $4,125,458 and $3,548,881, respectively.
19. Employee Benefit Plans
Defined Contribution Plans
Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $94,358, $83,860 and $63,772 for the years ended December 31, 2023, 2022 and 2021, respectively.
51

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

The Company maintains a defined contribution 401(k) savings plan (the “401(k) Plan”) for U.S. employees. The 401(k) Plan covers all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. In addition, the Company has a matching contribution to the 401(k) Plan, which, in the 2023 plan year, matched dollar for dollar of eligible contributions up to 4%. Company contributions to the 401(k) Plan totaled $15,316, $10,298 and $7,483 in the years ended December 31, 2023, 2022 and 2021, respectively.
The Company maintains a government mandated program to cover its employees in Switzerland for pension, death, or disability. The program is considered a defined contribution plan. Employer and employee contributions are made based on various percentages of salaries and wages that vary based on employee age and other factors. Company contributions into the program amounted to $2,710, $3,887, and $2,986 in the years ended December 31, 2023, 2022 and 2021, respectively.
Company contributions into defined contribution plans for the remaining subsidiaries were immaterial.
Defined Benefit Plan
The Company maintains a defined benefit pension plan covering its employees in Switzerland (the “Swiss Plan”). This plan is a government mandated fund that provides benefits to employees upon retirement, death, or disability. Contributions are made based on various percentages of participants’ salaries and wages determined based on participants’ age and other factors. As of December 31, 2023 and 2022, the projected benefit obligations under the Swiss Plan were approximately $70,600 and $45,835, respectively, and plan assets were approximately $55,605 and $38,075, respectively. The funded status of the Swiss Plan is included in other long-term liabilities in the accompanying consolidated balance sheets. The initial determination of the pension liability was recorded as other comprehensive loss during the year ended December 31, 2021 and subsequently amortized as a component of net periodic pension cost (see Note 16).
The Company’s annual contribution to the Swiss Plan is estimated to be approximately $3,577 in 2023 and is expected to evolve thereafter proportionally with changes in staffing and compensation levels, actuarial assumptions and actual investment returns on plan assets.
The following table reflects the total expected benefit payments to Swiss Plan participants and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2023:

Amounts
$
Year ending December 31, 2024	607
Year ending December 31, 2025	214
Year ending December 31, 2026	580
Year ending December 31, 2027	985
Year ending December 31, 2028	811
Thereafter	9,569
Total	12,766
20. Commitments and Contingencies
Purchase Commitments
As of December 31, 2023, the Company had purchase commitments amounting to $169,212, of which $41,186 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $128,026 related to binding purchase order obligations of inventory from BMS and Amgen. The Company does not have any minimum purchase requirements for inventory from BMS or Amgen.
52

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Capital Commitments
The Company had capital commitments amounting to $333,498 for the acquisition of property, plant and equipment as of December 31, 2023, which were mainly for the Company’s manufacturing and clinical R&D campus in Hopewell, New Jersey, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and a new building for Beijing Innerway Bio-tech Co., Ltd.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global clinical development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and/or development services. As of December 31, 2023, the Company's remaining co-development funding commitment was $483,651.
Funding Commitment
The Company had committed capital related to two equity method investments in the amount of $15,055. As of December 31, 2023, the remaining capital commitment was $8,905 and is expected to be paid from time to time over the investment period.
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
21. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance, and allocates resources on a consolidated basis.
The Company’s long-lived assets are primarily located in the PRC and the U.S.
53

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Year Ended December 31,
	2023	2022	2021
	$	$	$
U.S. - total revenue	1,128,219	502,626	495,265
Product revenue	945,551	389,710	115,658
Collaboration revenue	182,668	112,916	379,607

China- total revenue	1,101,951	840,032	517,104
Product revenue	1,093,091	840,032	517,104
Collaboration revenue	8,860	—	—

Europe- total revenue	202,014	63,257	163,051
Product revenue	122,228	14,864	362
Collaboration revenue	79,786	48,393	162,689

Rest of world- total revenue	26,595	10,006	863
Product revenue	28,982	10,006	863
Collaboration revenue	(2,387)	—	—
Total Revenue	2,458,779	1,415,921	1,176,283
54

Exhibit Index

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1		Seventh Amended and Restated Memorandum and Articles of Association of the Registrant, as currently in effect		8-K (Exhibit 3.1)	6/15/2023	001-37686
4.1	.1	Deposit Agreement dated February 5, 2016 by and among the Company, the Depositary and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	2/11/2016	001-37686
	.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	4/11/2016	001-37686
	.3	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.7)	8/10/2016	001-37686
	.4	Form of Letter Agreement between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.9)	5/10/2017	001-37686
4.2		Form of American Depositary Receipt (included in Exhibit 4.1.1)
4.3		Specimen Certificate for Ordinary Shares		S-1 (Exhibit 4.3)	12/9/2015	333-207459
4.4	.1	Second Amended and Restated Investors’ Rights Agreement, dated as of April 21, 2015, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 4.4)	10/16/2015	333-207459
	.2	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated January 26, 2016, by and among the Registrant and certain shareholders named therein		S-1 (Exhibit 10.21)	1/27/2016	333-207459
4.5	.1	Registration Rights Agreement, dated as of November 16, 2016, by and among the Registrant and the investors named therein		8-K (Exhibit 4.1)	11/17/2016	001-37686
	.2	Amendment No. 1 to Registration Rights Agreement, dated December 1, 2020, between the Company and the Investors		8-K (Exhibit 10.1)	12/2/2020	001-37686
	.3	Amendment No. 2 to Registration Rights Agreement, dated May 3, 2023, between the Company and the Investors		10-Q (Exhibit 10.3)	5/4/2023	001-37686
4.6		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Collaboration, License and Commercial Agreements
10.1		Share Subscription Agreement, dated July 5, 2017, by and between Celgene Switzerland LLC and the Registrant		8-K (Exhibit 10.1)	7/6/2017	001-37686
10.2##
Letter Agreement, dated June 14, 2019, by and among the Registrant, BeiGene Switzerland GmbH, Celgene Corporation and Celgene Switzerland LLC, to terminate the Amended and Restated Exclusive License and Collaboration Agreement, dated August 31, 2017
				10-Q (Exhibit 10.1)	8/8/2019	001-37686
10.3	.1##	Share Purchase Agreement, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.9)	3/2/2020	001-37686
	.2	Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.10)	3/2/2020	001-37686
	.3	Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and between the Registrant and Amgen Inc.		8-K (Exhibit 10.1)	9/24/2020	001-37686
	.4	Amendment No. 3 to Share Purchase Agreement, dated January 30, 2023, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.4.4)	2/27/2023	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.4	.1##	Collaboration Agreement, dated October 31, 2019, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-K (Exhibit 10.11)	3/2/2020	001-37686
	.2##	First Amendment to Collaboration Agreement, dated April 20, 2022, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-Q (Exhibit 10.1)	8/8/2022	001-37686
	.3##	Second Amendment to Collaboration Agreement, dated February 26, 2023, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-Q (Exhibit 10.1)	5/4/2023	001-37686
10.5		Guarantee, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.12)	3/2/2020	001-37686
10.6	.1	Mutual Termination and Release Agreement, dated July 10, 2023, by and between BeiGene Switzerland GmbH and Novartis Pharma AG		10-Q (Exhibit 10.1)	8/2/2023	001-37686
	.2##	Mutual Termination and Release Agreement, dated September 17, 2023, by and between BeiGene Switzerland GmbH and Novartis Pharma AG		10-Q (Exhibit 10.2)	11/9/2023	001-37686
Equity and Other Compensation Plans
10.7†		2011 Option Plan, as amended and form of option agreements thereunder		S-1 (Exhibit 10.1)	10/16/2015	333-207459
10.8†	.1†	Second Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	12/12/2018	001-37686
	.2†	Amendment No. 1 to the Second Amended and Restated 2016 Share Option and Equity Plan		8-K (Exhibit 10.1)	6/17/2020	001-37686
	.3†	Amendment No. 2 to the Second Amended and Restated 2016 Share Option and Equity Plan		8-K (Exhibit 10.1)	6/22/2022	001-37686
	.4†	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.5)	8/2/2023	001-37686
	.5†	Form of Global Restricted Share Unit Award Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.6)	8/2/2023	001-37686
	.6†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.7)	8/2/2023	001-37686
	.7†	Form of Global Non-Qualified Share Option Agreement for Employees under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.8)	8/2/2023	001-37686
	.8†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.9)	8/2/2023	001-37686
	.9†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Second Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.10)	8/2/2023	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.9†		Third Amended and Restated 2018 Employee Share Purchase Plan		10-Q (Exhibit 10.7)	8/5/2021	001-37686
10.10†		Senior Executive Cash Incentive Bonus Plan		S-1 (Exhibit 10.19)	1/19/2016	333-207459
10.11†		Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	3/29/2023	001-37686
Agreements with Executive Officers and Directors
10.12†		Form of Indemnification Agreement, entered into between the Registrant and its directors and officers		S-1 (Exhibit 10.3)	1/19/2016	333-207459
10.13†		Employment Agreement, dated April 25, 2017, by and between the Registrant and John V. Oyler		8-K (Exhibit 10.1)	4/26/2017	001-37686
10.14	.1†	Executive Employment Agreement, dated April 28, 2018, by and between BeiGene (Beijing) Co., Ltd. and Xiaobin Wu		10-Q (Exhibit 10.1)	8/9/2018	001-37686
.2†
Amended and Restated Employment Apportionment Agreement, dated June 16, 2023, by and between BeiGene (Beijing) Co., Limited, BeiGene Guangzhou Biologics Manufacturing Co., Ltd., BeiGene Pharmaceutical (Shanghai) Co., Ltd. and Xiaobin Wu
				10-Q (Exhibit 10.4)	8/2/2023	001-37686
10.15†		Offer letter, dated May 29, 2020, by and between the Registrant and Julia Wang		10-Q (Exhibit 10.9)	8/5/2021	001-37686
10.16†		Consulting Agreement, dated December 7, 2023, by and between the Registrant and Xiaodong Wang	X
10.17†		Employment Agreement, dated December 30, 2021, by and between BeiGene (Shanghai) Co., Ltd. and Lai Wang		10-K (Exhibit 10.20)	2/28/2022	001-37686
10.18†		Offer Letter, dated June 10, 2022, by and between the Registrant and Chan Lee		10-Q (Exhibit 10.3)	8/2/2023	001-37686

Exhibit No.	Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Other Agreements
10.19	Facility Agreement, dated as of July 28, 2023, by and between the Registrant and China Merchants Bank Co., Ltd.		10-Q (Exhibit 10.2)	8/2/2023	001-37686
10.20##
Settlement and Termination Agreement, dated as of August 1, 2023, by and between the Registrant, BeiGene Switzerland GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Celgene Switzerland LLC, Celgene Kappa Holdings LLC, Celgene Holdings East Corporation and Celgene Logistics Sàrl
			10-Q (Exhibit 10.1)	11/9/2023	001-37686
10.21##
First Amendment to the Settlement and Termination Agreement, dated as of January 10, 2024, by and between the Registrant, BeiGene Switzerland GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Celgene Switzerland LLC, Celgene Kappa Holdings LLC, Celgene Holdings East Corporation and Celgene Logistics Sàrl
X
19.1	Insider Trading Policy	X
19.2	Special Trading Procedures for Insiders	X
21	List of Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
23.2	Consent of Ernst & Young Hua Ming LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
97	Compensation Recovery Policy	X
99.1	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

Exhibit No.	Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

BEIGENE, LTD.
Date: February 26, 2024	By:	/s/ JOHN V. OYLER

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ JOHN V. OYLER	Chief Executive Officer and Chairman	February 26, 2024
John V. Oyler	(Principal Executive Officer)

/s/ JULIA WANG	Chief Financial Officer	February 26, 2024
Julia Wang	(Principal Financial and Accounting Officer)

/s/ OLIVIER BRANDICOURT	Director	February 26, 2024
Olivier Brandicourt

/s/ MARGARET DUGAN	Director	February 26, 2024
Margaret Dugan

/s/ DONALD W. GLAZER	Director	February 26, 2024
Donald W. Glazer

/s/ MICHAEL GOLLER	Director	February 26, 2024
Michael Goller

/s/ ANTHONY C. HOOPER	Director	February 26, 2024
Anthony C. Hooper

/s/ RANJEEV KRISHANA	Director	February 26, 2024
Ranjeev Krishana

/s/ ALESSANDRO RIVA	Director	February 26, 2024
Alessandro Riva

/s/ CORAZON (CORSEE) D. SANDERS	Director	February 26, 2024
Corazon (Corsee) D. Sanders

/s/ XIAODONG WANG	Director	February 26, 2024
Xiaodong Wang

/s/ QINGQING YI	Director	February 26, 2024
Qingqing Yi