Form 10-Q
period 2024-03-31
BeiGene, Ltd.
filed 2024-05-08
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 3, 2024, 1,359,524,369 ordinary shares, par value $0.0001 per share, were outstanding, of which 866,105,747 ordinary shares were held in the form of 66,623,519 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares.
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
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended
		March 31,
	Note	2024	2023
		$	$
Revenues
Product revenue, net	11	746,918	410,291
Collaboration revenue	3	4,734	37,510
Total revenues		751,652	447,801
Cost of sales - product		124,935	81,789
Gross profit		626,717	366,012
Operating expenses
Research and development		460,638	408,584
Selling, general and administrative		427,427	328,499
Amortization of intangible assets		—	187
Total operating expenses		888,065	737,270
Loss from operations		(261,348)	(371,258)
Interest income, net		16,160	16,016
Other income, net		1,762	18,303
Loss before income taxes		(243,426)	(336,939)
Income tax expense	8	7,724	11,492
Net loss		(251,150)	(348,431)

Net loss per share, basic and diluted	12	(0.19)	(0.26)
Weighted-average shares outstanding—basic and diluted		1,355,547,626	1,354,164,760

Net loss per American Depositary Share (“ADS”), basic and diluted	12	(2.41)	(3.34)
Weighted-average ADSs outstanding—basic and diluted		104,272,894	104,166,520
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	$	$
Net loss	(251,150)	(348,431)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	(32,163)	13,347
Unrealized holding income (loss), net	(35)	5,056
Comprehensive loss	(283,348)	(330,028)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		March 31,	December 31,
	Note	2024	2023
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		2,793,370	3,171,800
Short-term investments	4	—	2,600
Accounts receivable, net		435,294	358,027
Inventories, net	5	447,345	416,122
Prepaid expenses and other current assets	9	231,741	254,865
Total current assets		3,907,750	4,203,414
Property, plant and equipment, net	6	1,417,992	1,324,154
Operating lease right-of-use assets		87,747	95,207
Intangible assets, net	7	55,171	57,138
Other non-current assets	9	199,021	125,362
Total non-current assets		1,759,931	1,601,861
Total assets		5,667,681	5,805,275
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		356,575	315,111
Accrued expenses and other payables	9	569,438	693,731
Tax payable	8	27,324	22,951
Operating lease liabilities, current portion		19,401	21,950
Research and development cost share liability, current portion	3	81,986	68,004
Short-term debt	10	826,965	688,366
Total current liabilities		1,881,689	1,810,113
Non-current liabilities:
Long-term bank loans	10	199,027	197,618
Operating lease liabilities, non-current portion		17,722	22,251
Deferred tax liabilities	8	16,437	16,494
Research and development cost share liability, non-current portion	3	143,544	170,662
Other long-term liabilities	9	48,901	50,810
Total non-current liabilities		425,631	457,835
Total liabilities		2,307,320	2,267,948
Commitments and contingencies	17
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 9,500,000,000 shares authorized; 1,359,524,369 and 1,359,513,224 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively		136	135
Additional paid-in capital		11,705,069	11,598,688
Accumulated other comprehensive loss	14	(131,644)	(99,446)
Accumulated deficit		(8,213,200)	(7,962,050)
Total shareholders’ equity		3,360,361	3,537,327
Total liabilities and shareholders’ equity		5,667,681	5,805,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Three Months Ended March 31,
	Note	2024	2023
		$	$
Operating activities:
Net loss		(251,150)	(348,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		25,293	20,011
Share-based compensation expenses	13	88,667	75,322
Gain on deconsolidation of a subsidiary		(3,735)	—
Amortization of research and development cost share liability	3	(13,136)	(17,398)
Other items, net		848	780
Changes in operating assets and liabilities:
Accounts receivable		(80,025)	(136,487)
Inventories		(37,264)	(13,027)
Other assets		(4,401)	(50,408)
Accounts payable		46,300	(22,589)
Accrued expenses and other payables		(79,309)	(38,681)
Deferred revenue		—	(33,066)
Other liabilities		(660)	197
Net cash used in operating activities		(308,572)	(563,777)
Investing activities:
Purchases of property, plant and equipment		(156,578)	(125,585)
Purchase of intangible asset		(4,674)	—
Proceeds from sale or maturity of investments		2,655	376,962
Purchase of in-process research and development		(31,800)	—
Other investing activities		(19,434)	(10,314)
Net cash (used in) provided by investing activities		(209,831)	241,063
Financing activities:
Proceeds from long-term loan	10	9,053	—
Repayment of long-term loan	10	(3,579)	(1,457)
Proceeds from short-term loans	10	142,028	—
Repayment of short-term loans	10	—	(50,000)
Proceeds from option exercises and employee share purchase plan		14,791	31,589
Net cash provided by (used in) financing activities		162,293	(19,868)
Effect of foreign exchange rate changes, net		(22,438)	11,311
Net decrease in cash, cash equivalents, and restricted cash		(378,548)	(331,271)
Cash, cash equivalents, and restricted cash at beginning of period		3,185,984	3,875,037
Cash, cash equivalents, and restricted cash at end of period		2,807,436	3,543,766
Supplemental cash flow information:
Cash and cash equivalents		2,793,370	3,538,644
Short-term restricted cash		11,445	159
Long-term restricted cash		2,621	4,963
Income taxes paid		2,490	7,616
Interest expense paid		11,440	5,017
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		100,473	64,013
Increase in equity investment from deconsolidation of a subsidiary		40,798	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2023	1,359,513,224	135	11,598,688	(99,446)	(7,962,050)	3,537,327
Use of shares reserved for share option exercises	(3,634,952)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	3,646,097	1	15,662	—	—	15,663
Share-based compensation	—	—	88,667	—	—	88,667
Deconsolidation of a subsidiary	—	—	2,052	—	—	2,052
Other comprehensive loss	—	—	—	(32,198)	—	(32,198)
Net loss	—	—	—	—	(251,150)	(251,150)
Balance at March 31, 2024	1,359,524,369	136	11,705,069	(131,644)	(8,213,200)	3,360,361

Balance at December 31, 2022	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355
Use of shares reserved for share option exercises	(98,774)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	6,610,695	1	28,656	—	—	28,657
Share-based compensation	—	—	75,322	—	—	75,322
Other comprehensive income	—	—	—	18,403	—	18,403
Net loss	—	—	—	—	(348,431)	(348,431)
Balance at March 31, 2023	1,362,652,101	136	11,644,957	(59,014)	(7,428,773)	4,157,306
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
The Company currently has three approved medicines that were internally discovered and developed, including BRUKINSA® (zanubrutinib), a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers; TEVIMBRA® (tislelizumab), an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and PARTRUVIX® (pamiparib), a selective small molecule inhibitor of PARP1 and PARP2. The Company has obtained approvals to market BRUKINSA in the United States (“U.S.”), the People’s Republic of China (“China” or the “PRC”), the European Union (“EU”), the United Kingdom (“UK”), Canada, Australia, and additional international markets; TEVIMBRA (tislelizumab) in the U.S., EU and China; and PARTRUVIX in China. By leveraging its strong commercial capabilities, the Company has in-licensed the rights to distribute additional approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (“Amgen”) and Beijing Novartis Pharma Co., Ltd. (“Novartis”) to develop and commercialize innovative medicines.
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
The Company has built, and is expanding, its internal manufacturing capabilities. The Company is building a commercial-stage biologics manufacturing and clinical R&D center at the Princeton West Innovation Park in Hopewell, New Jersey (the “Hopewell facility”), in addition to its existing state-of-the-art biologic and small molecule manufacturing facilities in China to support current and potential future demand of its medicines. The Company also works with high quality contract manufacturing organizations (“CMOs”) to manufacture its internally developed clinical and commercial products.
Since its inception in 2010, the Company has become a fully integrated global organization of over 10,000 employees worldwide, primarily in the United States, China and Europe.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2024 and 2023, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2023.
There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2024, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2024 and December 31, 2023:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of March 31, 2024	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	803,170	—	—
Time deposits	42,861	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	4,668
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	1,954	222	—
Convertible debt instrument	—	—	4,603
Total	847,985	222	9,271

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	1,052,149	—	—
Time deposits	42,852	—	—
Short-term investments (Note 4):
U.S. Treasury securities	2,600	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	4,668
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	3,046	542	—
Convertible debt instrument	—	—	4,215
Total	1,100,647	542	8,883
The Company’s cash equivalents are highly liquid investments with original maturities of 3 months or less. Short-term investments represent the Company’s investments in available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
The Company’s equity securities carried at fair value consist of holdings in common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. (“Leap”), a publicly-traded biotechnology company. The common stock investment is measured and carried at fair value and classified as a Level 1 investment. The warrants to purchase additional shares of common stock are measured using the Black-Scholes option-pricing valuation model and classified as a Level 2 investment. Refer to Note 4, Restricted Cash and Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
The Company holds convertible notes issued by private biotech companies. The Company has elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income, net. There were no fair value adjustments for the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
3. Collaborative and Licensing Arrangements
The Company has entered into collaborative arrangements for the research and development, manufacture and/or commercialization of medicines and drug candidates. To date, these collaborative arrangements have included out-licenses of and options to out-license internally developed products and drug candidates to other parties, in-licenses of products and drug candidates from other parties, and profit- and cost-sharing arrangements. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost-sharing and reimbursement arrangements, royalty payments, and profit sharing. For detailed descriptions of each arrangement, see the Company’s Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on February 26, 2024.
Out-Licensing Arrangements
For the three months ended March 31, 2024, the Company’s collaboration revenue consisted primarily of revenue generated under the Novartis broad markets agreement. For the three months ended March 31, 2023, the Company’s collaboration revenue primarily consisted of the recognition of previously deferred revenue from its former collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Revenue from Collaborators	$	$
Research and development service revenue	—	6,817
Right to access intellectual property revenue	—	26,249
Other	4,734	4,444
Total	4,734	37,510

Novartis
Tislelizumab Collaboration and License
In September 2023, the Company and Novartis agreed to mutually terminate the tislelizumab collaboration and license agreement, effective immediately. Pursuant to the termination agreement, the Company regained full, global rights to develop, manufacture and commercialize tislelizumab with no royalty payments due to Novartis. Novartis may continue its ongoing clinical trials and has the ability to conduct future combination trials with tislelizumab subject to BeiGene’s approval. BeiGene agreed to provide Novartis with ongoing clinical supply of tislelizumab to support its clinical trials. Pursuant to the termination agreement, Novartis agreed to provide transition services to the Company to enable key aspects of the tislelizumab development and commercialization plan to proceed without disruption, including manufacturing, regulatory, safety and clinical support. Upon termination of the agreement in September 2023, there were no further performance obligations, and the remaining deferred revenue balance associated with the tislelizumab R&D services was recognized in full.
No collaboration revenue was recognized in connection with the tislelizumab collaboration and license agreement during the three months ended March 31, 2024 due to termination of the agreement in 2023. The following table summarizes collaboration revenue recognized for the three months ended March 31, 2023:

	Three Months Ended
	March 31,
	2024	2023
	$	$
Research and development service revenue	—	5,025
Other (1)	—	3,464
Total	—	8,489
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
The following table summarizes collaboration revenue recognized in connection with the China broad markets agreement for the three months ended March 31, 2024 and the terminated ociperlimab option, collaboration and license agreement for the three months ended March 31, 2023:

	Three Months Ended
	March 31,
	2024	2023
	$	$
Research and development service revenue	—	1,792
Right to access intellectual property revenue	—	26,249
China broad markets agreement	4,347	980
Total	4,347	29,021
In-Licensing Arrangements - Commercial
Amgen
During the three months ended March 31, 2024 and 2023, the Company recorded the following amounts related to its collaboration arrangement with Amgen. For a detailed description of the arrangement and related rights and obligation, see the Company’s Form 10-K for the year ended December 31, 2023 filed on February 26, 2024.

Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
	$	$
Research and development expense	13,484	17,817
Amortization of research and development cost share liability	13,136	17,398
Total amount due to Amgen for BeiGene’s portion of the development funding	26,620	35,215

		As of
		March 31,
		2024
Remaining portion of development funding cap		457,031
As of March 31, 2024 and December 31, 2023, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of
	March 31,	December 31,
	2024	2023
	$	$
Research and development cost share liability, current portion	81,986	68,004
Research and development cost share liability, non-current portion	143,544	170,662
Total research and development cost share liability	225,530	238,666
The total reimbursement paid under the commercial profit-sharing agreement for product sales is classified in the income statement for the three months ended March 31, 2024 and 2023 as follows:

	Three Months Ended
	March 31,
	2024	2023
	$	$
Cost of sales - product	8,569	(2,827)
Research and development	(705)	3,080
Selling, general and administrative	(18,153)	(11,836)
Total	(10,289)	(11,583)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $62,226 and $19,131 during the three months ended March 31, 2024 and 2023, respectively. Net amounts payable to Amgen was $93,561 and $55,474 as of March 31, 2024 and December 31, 2023, respectively.

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

Upfront and milestone payments incurred under these arrangements for the three months ended March 31, 2024 and 2023 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or the term of the commercialization agreements.

		Three Months Ended
		March 31,
		2024	2023
Payments due to collaboration partners	Classification	$	$
Upfront payments	Research and development expense	27	—
Development milestone payments	Research and development expense	35,000	—
Total		35,027	—
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of March 31, 2024 and December 31, 2023 was as follows:

	As of
	March 31,	December 31,
	2024	2023
	$	$
Short-term restricted cash	11,445	11,473
Long-term restricted cash	2,621	2,711
Total	14,066	14,184
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) in strict compliance with the planned uses as disclosed in the PRC prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of March 31, 2024, the Company had cash remaining related to the STAR Offering proceeds of $960,961.
Short-Term Investments
As of December 31, 2023, the Company’s short-term investments in available-for-sale debt securities consisted of U.S. Treasury securities in the amount of $2,600. During the three months ended March 31, 2024, the Company sold the entire investments in U.S. Treasury securities.

Investments in Equity Securities
The following table summarizes the Company’s investments in equity securities:

	As of
	March 31,	December 31,
	2024	2023
Equity securities with readily determinable fair values (1)
Fair value of Leap common stock	1,954	3,046
Fair value of Leap warrants	222	542
Equity securities without readily determinable fair values
Pi Health, Inc. (2)	40,798	—
Other	54,919	55,860
Equity-method investments	41,119	25,981
Total	139,012	85,429
(1) Represents common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. (“Leap”). The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income, net.
(2) In the first quarter of 2024, the Company divested the net assets comprising substantially all of its Pi Health business with a carrying value of $38,063. The consideration received for the divestiture consisted of preferred stock in a newly formed entity, Pi Health, Inc., with a fair value of $40,798 and cash consideration of $1,000. The transaction resulted in a pre-tax gain of $3,735 recorded within other income, net during the three months ended March 31, 2024. The Company will account for its investment prospectively as a private equity security without a readily determinable fair value and the divestiture is not treated as a discontinued operation in the Statement of Operations and therefore the historical results of operations of the Pi Health business will remain in the Company’s continuing operations.
The following table summarizes unrealized (losses) gains related to equity securities recorded in other income, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	$	$

Equity securities with readily determinable fair values	(1,412)	(1,107)
Equity securities without readily determinable fair values	(797)	1,081
Equity-method investments	(856)	(144)
5. Inventories, Net
The Company’s inventories, net consisted of the following:

	As of
	March 31,	December 31,
	2024	2023
	$	$
Raw materials	157,735	148,772
Work in process	49,365	39,098
Finished goods	240,245	228,252
Total inventories, net	447,345	416,122

6. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	March 31,	December 31,
	2024	2023
	$	$
Land	65,485	65,485
Building	281,424	231,656
Manufacturing equipment	216,564	186,856
Laboratory equipment	210,513	205,349
Leasehold improvement	59,425	60,124
Software, electronics and office equipment	66,726	83,281
Property, plant and equipment, at cost	900,137	832,751
Less: accumulated depreciation	(265,002)	(249,212)
Construction in progress	782,857	740,615
Property, plant and equipment, net	1,417,992	1,324,154
The Company is making a significant investment in its future manufacturing and R&D center in the U.S., a 42-acre site that is being constructed in Hopewell, New Jersey. As of March 31, 2024, the Company had land and construction in progress of $652,369 related to the Hopewell facility.
In March 2024, the Company acquired a land use right and the facility currently being constructed on the land for $73,853 in Shanghai, China. Based on the relative fair values of the land use right and construction in progress, $28,887 of the total purchase price was allocated to the land use right and $44,966 was allocated to the construction in progress. As of March 31, 2024, title and risk of loss associated with the acquired properties were being transitioned to the Company. As such, the purchase price allocated to the land use right was recorded as a long-term prepaid as of March 31, 2024 and will be transferred to operating lease right-of-use asset upon the closing of the transaction. The Company plans to complete the construction of the facility and build a research and development center on the land.
Depreciation expense was $24,110 and $19,025 for the three months ended March 31, 2024 and 2023, respectively.
7. Intangible Assets
Intangible assets as of March 31, 2024 and December 31, 2023 are summarized as follows:

	As of
	March 31, 2024			December 31, 2023
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	63,413	(8,913)	54,500	64,274	(7,807)	56,467
Other	8,987	(8,316)	671	8,987	(8,316)	671
Total finite-lived intangible assets	72,400	(17,229)	55,171	73,261	(16,123)	57,138
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

The weighted-average life for each finite-lived intangible assets is approximately 12 years. Amortization expense was as follows:

	Three Months Ended
	March 31,
	2024	2023
	$	$
Amortization expense - Cost of sales - product	1,183	799
Amortization expense - Operating expense	—	187
Total	1,183	986
Estimated amortization expense for each of the five succeeding years and thereafter, as of March 31, 2024 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2024 (remainder of year)	3,533	67	3,600
2025	4,710	67	4,777
2026	4,710	67	4,777
2027	4,710	67	4,777
2028	4,710	67	4,777
2029 and thereafter	32,127	336	32,463
Total	54,500	671	55,171
8. Income Taxes
Income tax expense was $7,724 and $11,492 for the three months ended March 31, 2024 and 2023, respectively. The Company is anticipating a lower annual effective tax rate in 2024 due to the forecasted jurisdictional mix of consolidated pre-tax earnings, which is expected to increase in jurisdictions where the Company has tax attributes to offset current tax expense. The income tax expense for the three months ended March 31, 2024 and 2023 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits and current China tax expense due to certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of March 31, 2024, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of March 31, 2024, the Company had gross unrecognized tax benefits of $14,924. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $660 in the three months ended March 31, 2024 primarily due to U.S. federal and state tax credits and incentives.

9. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	March 31,	December 31,
	2024	2023
	$	$
Prepaid research and development costs	66,772	60,476
Prepaid manufacturing cost	42,225	42,066
Prepaid taxes	32,686	37,320
Other receivables	31,818	37,859
Short-term restricted cash	11,445	11,473
Prepaid insurance	7,899	8,872
Other current assets	38,896	56,799
Total	231,741	254,865
Other non-current assets consist of the following:

	As of
	March 31,	December 31,
	2024	2023
	$	$
Prepayment of property and equipment (1)	30,834	4,144
Prepaid supply cost	13,044	18,122
Prepaid VAT	2,756	2,546
Rental deposits and other	6,151	8,195
Long-term restricted cash	2,621	2,711
Long-term investments (Note 4)	143,615	89,644
Total	199,021	125,362
(1) Includes payment for acquired land use right in Shanghai, China that was being transitioned to the Company as of March 31, 2024 (See Note 6).
Accrued expenses and other payables consist of the following:

	As of
	March 31,	December 31,
	2024	2023
	$	$
Compensation related	114,657	217,803
External research and development activities related	99,009	162,969
Commercial activities	74,747	87,572
Individual income tax and other taxes	47,229	30,083
Sales rebates and returns related	186,277	139,936
Other	47,519	55,368
Total	569,438	693,731

Other long-term liabilities consist of the following:

	As of
	March 31,	December 31,
	2024	2023
	$	$
Deferred government grant income	32,939	34,204
Pension liability	14,428	14,995
Asset retirement obligation	1,108	1,127
Other	426	484
Total	48,901	50,810

10. Debt
The following table summarizes the Company’s short-term and long-term debt obligations as of March 31, 2024 and December 31, 2023:

Lender	Agreement Date	Line of Credit	Term	Maturity Date	Interest Rate	As of
						March 31, 2024		December 31, 2023
						$	RMB	$	RMB
China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	13,850	100,000	14,089	100,000
China Merchants Bank	January 22, 2020	RMB350,000	9-year	January 20, 2029	(2)	8,706	62,857	8,856	62,857
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	6,220	44,910	5,636	40,000
China Merchants Bank	July 28, 2023	$380,000	1-year	December 25, 2024	(4)	300,000	2,166,065	300,000	2,129,321
China Minsheng Bank	December 20, 2023	$150,000	1-year	December 19, 2024	7.3%	150,000	1,083,032	150,000	1,064,660
China Industrial Bank	March 21, 2024	RMB 675,000	364-day	March 27, 2025	(5)	93,488	675,000	—	—
China Merchants Bank	June 5, 2023	RMB 400,000	1-year	June 4, 2024	3.2%	55,400	400,000	56,356	400,000
HSBC Bank	May 4, 2023	RMB 340,000	1-year	May 3, 2024	(6)	47,090	340,000	47,903	340,000
China Industrial Bank	May 30, 2023	RMB 200,000	1-year	May 29, 2024	2.8%	27,699	200,000	28,177	200,000
Shanghai Pudong Development Bank	November 14, 2023	RMB 700,000	1-year	(7)	2.9%	96,950	700,000	49,312	350,000
Other short-term debt (8)						27,562	199,000	28,037	199,000
Total short-term debt						826,965	5,970,864	688,366	4,885,838

China Construction Bank	April 4, 2018	RMB580,000	9-year	April 4, 2027	(1)	58,170	420,000	59,174	420,000
China Merchants Bank	January 22, 2020	RMB350,000	9-year	January 20, 2029	(2)	34,823	251,429	37,638	267,143
China Merchants Bank	November 9, 2020	RMB378,000	9-year	November 8, 2029	(3)	39,554	285,590	42,337	300,500
China CITIC Bank	July 29, 2022	RMB480,000	10-year	July 28, 2032	(9)	66,480	480,000	58,469	415,000
Total long-term bank loans						199,027	1,437,019	197,618	1,402,643
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.5% as of March 31, 2024. The loan is secured by BeiGene Guangzhou Factory’s land use right and certain Guangzhou Factory fixed assets in the first phase of the Guangzhou manufacturing facility’s build out. The Company was in the process of substituting the land use right with the real estate interest in BeiGene Guangzhou Factory as collateral of the loan as of March 31, 2024.
2.The outstanding borrowings bear floating interest rates benchmarking against prevailing interest rates of certain PRC financial institutions. The loan interest rate was 4.1% as of March 31, 2024. The loan is secured by Guangzhou Factory’s second land use right and certain fixed assets in the second phase of the Guangzhou manufacturing facility’s build out. The Company repaid $2,189 (RMB15,714) during the three months ended March 31, 2024.
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.9% as of March 31, 2024. The loan is secured by fixed assets placed into service upon completion of the third phase of the Guangzhou manufacturing facility’s build out. The Company repaid $1,390 (RMB10,000) during the three months ended March 31, 2024.
4.The outstanding borrowings bear floating interest rates benchmarking the secured overnight financing rate. The loan interest rate was 7.2% as of March 31, 2024.
5.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 2.6% as of March 31, 2024.
6.The outstanding borrowings bear floating interest rates benchmarking Hong Kong interbank market rate for RMB. The loan interest rate was 5.2% as of March 31, 2024.
7.$48,475 (RMB350,000) of the outstanding borrowings matures on November 21, 2024 and March 19, 2025, respectively.
8.During the two years ended December 31, 2023, the Company entered into short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB875,000 in aggregate, with maturity dates ranging from December 15, 2022 to May 24, 2024. The weighted average interest rate for the short-term working capital loans was approximately 3.2% as of March 31, 2024.
9.In July 2022, the Company entered into a 10-year bank loan agreement with China CITIC Bank to borrow up to RMB480,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The Company drew down $9,053 (RMB65,000) during the three months ended March 31, 2024. The weighted average loan interest rate was 3.9% as of March 31, 2024. The loan is secured by BeiGene Suzhou Co., Ltd.’s land use right and certain fixed assets that will be placed into service upon completion of the small molecule manufacturing campus in Suzhou, China.

The Company has numerous financial and non-financial covenants on its debt obligations with various banks and other lenders. Some of these covenants include cross-default provisions that could require acceleration of repayment of loans in the event of default. However, the Company’s debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact the Company’s ability to refinance debt obligations if an event of default occurs. As of March 31, 2024, the Company was in compliance with all covenants of its material debt agreements.
Interest Expense
Interest expense recognized for the three months ended March 31, 2024 and 2023 was $12,404 and $4,574, respectively, among which, $9,209 and $344 was capitalized, respectively.
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA in the U.S., China, and other regions, and tislelizumab in China; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product sales for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
	$	$
Product revenue – gross	944,464	509,605
Less: Rebates and sales returns	(197,546)	(99,314)
Product revenue – net	746,918	410,291
The following table disaggregates net product sales by product for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	$	$
BRUKINSA®	488,515	211,382
Tislelizumab	145,277	114,850
XGEVA®	43,381	20,197
POBEVCY®	16,633	14,326
BLINCYTO®	14,366	10,946
KYPROLIS®	14,111	4,943
REVLIMID®	12,233	23,158
Other	12,402	10,489
Total product revenue – net	746,918	410,291
The following table presents the roll-forward of accrued sales rebates and returns for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	$	$
Balance at beginning of the period	139,936	41,817
Accrual	197,546	99,314
Payments	(151,205)	(62,399)
Balance at end of the period	186,277	78,732

12. Loss Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2024	2023
	$	$
Numerator:
Net loss	(251,150)	(348,431)

Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	1,355,547,626	1,354,164,760
Loss per share	(0.19)	(0.26)
For the three months ended March 31, 2024 and 2023, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
13. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company’s initial public offering (“IPO”) on the Nasdaq Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. In December 2018, the shareholders approved an amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
In order to continue to provide incentive opportunities under the 2016 Plan, the Board of Directors and shareholders of the Company approved an amendment to the 2016 Plan (the “Amendment No. 2”), which became effective as of June 22, 2022, to increase the number of authorized shares available for issuance under the 2016 Plan by 66,300,000 ordinary shares, or 5% of the Company’s outstanding shares as of March 31, 2022.
As of March 31, 2024, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,822. During the three months ended March 31, 2024, the Company granted options for 180,323 ordinary shares and restricted share units for 2,757,547 ordinary shares under the 2016 Plan. As of March 31, 2024, options and restricted share units for ordinary shares outstanding under the 2016 Plan totaled 60,637,471 and 65,397,709, respectively. As of March 31, 2024, share-based awards to acquire 36,894,454 ordinary shares were available for future grant under the 2016 Plan.

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
As of March 31, 2024, 919,678 ordinary shares were available for future issuance under the ESPP.
The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
February 29, 2024	1,021,397	$165.65	$12.74	$140.80	$10.83	$11,063
August 31, 2023	794,144	$207.55	$15.97	$176.42	$13.57	$10,777
February 28, 2023	930,582	$171.10	$13.16	$145.44	$11.19	$10,414
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
Share-Based Compensation Expense
The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	$	$
Research and development	38,045	34,028
Selling, general and administrative	50,669	41,360
Total	88,714	75,388
14. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2023	(87,987)	35	(11,494)	(99,446)
Other comprehensive (loss) income before reclassifications	(32,163)	(35)	—	(32,198)
Net-current period other comprehensive (loss) income	(32,163)	(35)	—	(32,198)
Balance as of March 31, 2024	(120,150)	—	(11,494)	(131,644)

15. Shareholders’ Equity
BMS Settlement
On August 1, 2023, the Company entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with BMS-Celgene and certain of its affiliates relating to the termination of the parties’ ongoing contractual relationships, the previously-disclosed ongoing arbitration proceeding concerning ABRAXANE® (the “Arbitration”), the License and Supply Agreement (“LSA”), the Amended and Restated Quality Agreement (the “QA”), and the Share Subscription Agreement (the “SSA”), entered into by the parties in 2017 and 2018. Pursuant to the Settlement Agreement, the parties agreed to mutually dismiss the Arbitration and BMS-Celgene and its affiliates agreed to transfer 23,273,108 ordinary shares of the Company originally purchased in 2017, in each case subject to and in accordance with the terms and conditions of the Settlement Agreement. In consideration for the shares being returned, the Company agreed to drop its claims pursuant to the Settlement Agreement. Furthermore, the parties agreed to terminate the LSA and QA on December 31, 2023, subject to the Company’s right to continue selling all inventory of REVLIMID and VIDAZA until sold out or December 31, 2024, whichever is earlier. The Settlement Agreement provides for a settlement and release by each party of claims arising from or relating to the Arbitration, the LSA, the QA and the SSA, as well as other disputes and potential disputes between the parties, in each case subject to and in accordance with the terms and conditions of the Agreement. The receipt of the shares occurred on August 15, 2023. The Company recorded a noncash gain upon receipt of $362,917, which represents the fair value on the day the shares were received. The gain was recorded within other income, net in the consolidated statements of operations. The shares were constructively retired as of December 31, 2023. The Company recorded the amount of the cancelled shares in excess of par to additional paid-in capital.
16. Restricted Net Assets
The Company’s ability to pay dividends may depend on the Company receiving distributions of funds from its PRC subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the condensed consolidated financial statements prepared in accordance with GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.
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
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2024 and December 31, 2023, the net cash of the Company’s PRC subsidiaries amounted to $1,660,848 and $1,837,790, respectively.
17. Commitments and Contingencies
Purchase Commitments
As of March 31, 2024, the Company had non-cancellable purchase commitments amounting to $93,511, of which $35,405 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $58,106 related to binding purchase obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $61,577 for the acquisition of property, plant and equipment as of March 31, 2024, which were mainly for the Company’s manufacturing and clinical R&D campus in Hopewell, New Jersey, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and a new building for Beijing Innerway Bio-tech Co., Ltd.

Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of March 31, 2024, the Company’s remaining co-development funding commitment was $457,031.
Funding Commitment
The Company had committed capital related to two equity method investments in the amount of $15,054. As of March 31, 2024, the remaining capital commitment was $8,905 and is expected to be paid from time to time over the investment period.
18. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The Company’s long-lived assets are primarily located in the U.S. and the PRC.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from.
Total revenues by geographic area are presented as follows:

	Three Months Ended
	March 31,
	2024	2023
	$	$
U.S. - total revenue	351,456	164,483
Product revenue	351,456	138,768
Collaboration revenue	—	25,715

China- total revenue	320,376	247,681
Product revenue	315,662	246,906
Collaboration revenue	4,714	775

Europe- total revenue	66,860	30,521
Product revenue	66,840	19,501
Collaboration revenue	20	11,020

Rest of world- total revenue	12,960	5,116
Product revenue	12,960	5,116
Collaboration revenue	—	—
Total Revenue	751,652	447,801

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are based on management’s current expectations and projections about future events and trends that may affect the business, financial condition, and operating results. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements often include words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, among other things, statements about: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; the regulatory environment and regulatory developments in the United States, China, the United Kingdom (“UK”), Switzerland, the European Union (“EU”) and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, including collaboration revenue, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into and maintain strategic arrangements; our construction and operation of independent production facilities for small molecule medicines and large molecule biologics, as well as clinical R&D facilities, to support the global demand for both commercial and clinical supply; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance of our medicines and drug candidates, if approved; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, key milestones, expenses, capital expenditures, capital requirements and share performance; and the future trading price of our ADSs, ordinary shares and RMB Shares, and impact of securities analysts’ reports on these prices. These statements involve risks and uncertainties, including those that are described in “Part II—Item 1A—Risk Factors” of this Quarterly Report, that may cause actual future events or results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not assume any obligation to update any forward-looking statements where as a result of new information or otherwise, except as required by law. This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, you are cautioned not to give undue weight to this information. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd., a Cayman Islands holding company with operations conducted by its subsidiaries, and its subsidiaries, on a consolidated basis.

Non-GAAP Financial Measures
We provide certain financial measures that are not defined under accounting principles generally accepted in the United States of America (“GAAP”), commonly referred to as non-GAAP financial measures, including Adjusted Operating Expenses and Adjusted Income (Loss) from Operations and certain other non-GAAP measures, each of which include adjustments to GAAP figures. These non-GAAP measures are intended to provide additional information on our operating performance. Adjustments to our GAAP figures exclude, as applicable, non-cash items such as share-based compensation, depreciation and amortization. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP policy that guides the determination of what items may be excluded in non-GAAP financial measures. We believe that these non-GAAP measures, when considered together with the GAAP figures, can enhance an overall understanding of our operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators BeiGene’s management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, GAAP financial measures. The non-GAAP financial measures used by BeiGene may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.
Overview
BeiGene had another quarter of strong financial results. Supported by our tremendous global growth in revenue, we have now ascended into the top 15 of global oncology innovators based on total oncology sales. We also continue to make significant improvement in our operating leverage as we progress to sustainable profitability. We strengthened our hematology leadership with BRUKINSA, now the BTK inhibitor with the broadest label in the class, as we advance our innovative pipeline of therapies for hematologic malignancies. With TEVIMBRA now approved for use in the U.S. and Europe, we look forward to rapidly advancing our deep pipeline of solid tumor therapies to match our leadership in hematology and continue to solidify our reputation as a global oncology innovator.
Key highlights for the first quarter of 2024 are as follows:
•Total revenues of $752 million in the first quarter, including product revenue of $747 million, an 82% increase from the prior-year period;
•BRUKINSA revenue of $489 million, driven by growth in the U.S. and Europe of 153% and 243%, respectively, from the prior-year period; with recent fifth FDA approval, BRUKINSA now has the broadest label in the BTKi class;
•Rapidly advancing late-stage hematology pipeline; sonrotoclax in development both as a monotherapy and in combination with backbone therapy BRUKINSA; pivotal program initiated for BTK CDAC;
•Progressing potentially differentiated solid tumor programs with ADC, degrader platforms and targeted therapies in priority cancer types; and
•Significantly improved operating leverage and progress on path to sustainable profitability.
Recent Developments
Recent Business Developments
On April 23, 2024, we announced that the European Commission approved tislelizumab as a treatment for non-small cell lung cancer (“NSCLC”) across three indications, including first- and second-line use.

On March 14, 2024, we announced that the U.S. Food and Drug Administration (“FDA”) approved TEVIMBRA (tislelizumab-jsgr) as monotherapy for the treatment of adult patients with unresectable or metastatic esophageal squamous cell carcinoma (“ESCC”) after prior systemic chemotherapy that did not include a PD-(L)1 inhibitor. TEVIMBRA will be available in the U.S. in the second half of 2024.

On March 13, 2024, together with The Max Foundation and the BeiGene Foundation, we announced that the first doses of BRUKINSA was administered for the treatment of adult patients with chronic lymphocytic leukemia (“CLL”) to patients in Armenia and Nepal, as part of a three-year collaboration to provide access to the medicine in 29 low- and middle-income countries.

On March 7, 2024, we announced that the FDA granted accelerated approval to BRUKINSA (zanubrutinib) for the treatment of adult patients with relapsed or refractory (“R/R”) follicular lymphoma (“FL”), in combination with the anti-CD20 monoclonal antibody obinutuzumab, after two or more lines of systemic therapy. The indication was approved under accelerated approval based on response rate and durability of response, marking BRUKINSA’s fifth indication in B-cell malignancies in the U.S.

On February 29, 2024, we announced a new matching adjusted indirect comparison of the efficacy of BRUKINSA versus acalabrutinib in R/R CLL based on data from the Phase 3 ALPINE and Phase 3 ASCEND trials. The analysis suggests a progression-free survival and complete response advantage for BRUKINSA versus acalabrutinib, as well as potentially improved overall survival.

On February 27, 2024, we announced that the FDA accepted a Biologics License Application (“BLA”) for TEVIMBRA (tislelizumab), in combination with fluoropyrimidine- and platinum-containing chemotherapy, for the treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction (“G/GEJ”) adenocarcinoma. The FDA’s action date on the BLA is expected in December 2024.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$746,918	$410,291	$336,627	82.0%
Collaboration revenue	4,734	37,510	(32,776)	(87.4)%
Total revenues	751,652	447,801	303,851	67.9%
Cost of sales - product	124,935	81,789	43,146	52.8%
Gross profit	626,717	366,012	260,705	71.2%
Operating expenses
Research and development	460,638	408,584	52,054	12.7%
Selling, general and administrative	427,427	328,499	98,928	30.1%
Amortization of intangible assets	—	187	(187)	(100.0)%
Total operating expenses	888,065	737,270	150,795	20.5%
Loss from operations	(261,348)	(371,258)	109,910	(29.6)%
Interest income, net	16,160	16,016	144	0.9%
Other income, net	1,762	18,303	(16,541)	(90.4)%
Loss before income taxes	(243,426)	(336,939)	93,513	(27.8)%
Income tax expense	7,724	11,492	(3,768)	(32.8)%
Net loss	$(251,150)	$(348,431)	$97,281	(27.9)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue
Total revenue increased to $751.7 million for the three months ended March 31, 2024, from $447.8 million for the three months ended March 31, 2023, due to an increase in sales of BRUKINSA, tislelizumab, as well as our in-licensed products from Amgen, partially offset by a decrease in collaboration revenue. Collaboration revenue decreased due to termination of the Novartis collaborations in the prior year.
The following table summarizes the components of revenue for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,		Changes
	2024	2023	$	%
	(dollars in thousands)
Product revenue	$746,918	$410,291	$336,627	82.0%
Collaboration revenue:
Research and development service revenue	—	6,817	(6,817)	(100.0)%
Right to access intellectual property revenue	—	26,249	(26,249)	(100.0)%
Other	4,734	4,444	290	6.5%
Total collaboration revenue	4,734	37,510	(32,776)	(87.4)%
Total Revenue	$751,652	$447,801	$303,851	67.9%

Net product revenues consisted of the following:

	Three Months Ended
	March 31,		Changes
	2024	2023	$	%
	(dollars in thousands)
BRUKINSA®	$488,515	$211,382	$277,133	131.1%
Tislelizumab	145,277	114,850	30,427	26.5%
XGEVA®	43,381	20,197	23,184	114.8%
POBEVCY®	16,633	14,326	2,307	16.1%
BLINCYTO®	14,366	10,946	3,420	31.2%
KYPROLIS®	14,111	4,943	9,168	185.5%
REVLIMID®	12,233	23,158	(10,925)	(47.2)%
Other	12,402	10,489	1,913	18.2%
Total product revenue	$746,918	$410,291	$336,627	82.0%
Net product revenue increased 82.0% to $746.9 million for the three months ended March 31, 2024, compared to $410.3 million in the prior-year period, primarily due to continued increases in sales of BRUKINSA globally, driven by significant growth in the U.S. and Europe. In addition, product revenues in the first quarter of 2024 were positively impacted by sales of tislelizumab and in-licensed products from Amgen in China.
Global sales of BRUKINSA totaled $488.5 million in the first quarter, representing a 131.1% increase compared to the prior-year period; U.S. sales of BRUKINSA totaled $351.5 million in the first quarter, compared to $138.8 million in the prior-year period, representing growth of 153.3%, as BRUKINSA gained share in treatment-naïve (TN) chronic lymphocytic leukemia (CLL), and emerged as the BTKi class leader in new-patient share in relapsed or refractory (R/R) CLL. BRUKINSA sales in Europe totaled $66.8 million in the first quarter, compared to $19.5 million in the prior-year period, representing growth of 242.8%, driven by continued gains in market share and additional reimbursements including France, which implemented reimbursement for BRUKINSA within CLL, Waldenström’s macroglobulinemia (WM) and marginal zone lymphoma for the first time. BRUKINSA sales in China totaled $57.4 million, representing growth of 19.4%. BRUKINSA rest of world sales totaled $12.8 million in the first quarter, representing growth of 153.7% compared to the prior-year period.

Sales of tislelizumab in China totaled $145.2 million in the first quarter, compared to $114.9 million in the prior-year period, representing a 26.4% increase. In the first quarter, new patient demand from broader reimbursement and hospital listings continued to drive increased market penetration and market share for tislelizumab.
Collaboration revenue totaled $4.7 million for the three months ended March 31, 2024, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement. Collaboration revenue totaled $37.5 million for the three months ended March 31, 2023, of which $6.8 million was recognized from deferred revenue for R&D services performed during the three months ended March 31, 2023 under both the tislelizumab and ociperlimab collaborations, $26.2 million was recognized from deferred revenue for Novartis’ right to access ociperlimab over the option period and $4.4 million was recognized related to the sale of tislelizumab and ociperlimab clinical supply to Novartis (see Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
Cost of Sales
Cost of sales increased to $124.9 million for the three months ended March 31, 2024 from $81.8 million for the three months ended March 31, 2023, primarily due to increased product sales of BRUKINSA and tislelizumab, as well as sales of in-licensed products from Amgen in China.
Gross Margin
Gross margin on global product sales increased to $622.0 million for the three months ended March 31, 2024, compared to $328.5 million in the prior-year period, primarily due to increased product sales in the current year period. Gross margin as a percentage of product sales increased to 83.3% for the three months ended March 31, 2024, from 80.1% in the comparable period of the prior year. The increase is primarily due to proportionally higher sales mix of global BRUKINSA compared to other products in the portfolio.

Research and Development Expense
Research and development expense increased by $52.1 million, or 12.7%, to $460.6 million for the three months ended March 31, 2024 from $408.6 million for the three months ended March 31, 2023. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,		Changes
	2024	2023	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$122,871	$128,596	$(5,725)	(4.5)%
Upfront license and development milestone fees	35,028	—	35,028	NM
Amgen co-development expense[1]	13,484	17,817	(4,333)	(24.3)%
Total external research and development expenses	171,383	146,413	24,970	17.1%
Internal research and development expenses	289,255	262,171	27,084	10.3%
Total research and development expenses	$460,638	$408,584	$52,054	12.7%

Adjusted research and development expenses[2]	$405,440	$361,696	$43,744	12.1%
1 Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended March 31, 2024 totaled $26.6 million, of which $13.5 million was recorded as R&D expense. The remaining $13.1 million was recorded as a reduction of the R&D cost share liability.
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
The increase in external research and development expenses in the first quarter was primarily attributable to higher development milestone fees, partially offset by a decrease in Amgen co-development expense and external clinical trial costs as we continue to internalize clinical trials.
Internal research and development expense increased $27.1 million, or 10.3%, to $289.3 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities.
Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Changes
	2024	2023	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$427,427	$328,499	$98,928	30.1%
Adjusted selling, general and administrative expenses[1]	$372,146	$283,154	$88,992	31.4%
1. Adjusted research and development expense is intended to provide investors and others with information about our performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures and Non-GAAP Reconciliation in this MD&A for more information about, and a detailed reconciliation of, these items.
Selling, general and administrative expense increased by $98.9 million, or 30.1%, to $427.4 million for the three months ended March 31, 2024, from $328.5 million for the three months ended March 31, 2023. The increase was primarily attributable to investing in the expansion of our commercial activities to support our product launches, primarily BRUKINSA in the U.S. and Europe to drive continued revenue and margin expansion. Selling, general and administrative expenses as a percentage of product sales were 57.2% in the first quarter of 2024 compared to 80.1% in the prior year period. We expect selling and marketing expenses to increase in 2024 as product sales increase and we expect selling, general and administrative expenses as a percentage of revenue to improve gradually throughout 2024.

Interest Income, Net
Interest income, net increased by $0.1 million, or 0.9%, to $16.2 million of net interest income for the three months ended March 31, 2024, from $16.0 million of net interest income for three months ended March 31, 2023. The increase in interest income, net, was primarily attributable to increased interest income resulting from higher interest rates on our cash balance and a decrease in interest expense as a result of higher interest capitalized related to Hopewell construction in process.
Other Income, Net
Other income, net was $1.8 million for the three months ended March 31, 2024, primarily due to the gain recognized on the divestiture of Pi Health, Inc. and government subsidy income in China, slightly offset by foreign exchange losses.

For the three months ended March 31, 2023, other income, net was $18.3 million, primarily due to government subsidy income in China.
Income Tax Expense
Income tax expense was $7.7 million for the three months ended March 31, 2024 as compared to $11.5 million for the three months ended March 31, 2023. We are anticipating a lower annual effective tax rate in 2024 due to the forecasted jurisdictional mix of consolidated pre-tax earnings, which is expected to increase in jurisdictions where we have tax attributes to offset current tax expense. The income tax expense for the three months ended March 31, 2024 and 2023 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits and current China tax expense due to certain non-deductible expenses.

Non-GAAP Reconciliation

	Three Months Ended
	March 31,
	2024	2023
	( in thousands)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$124,935	$81,789
Less: Depreciation	2,345	2,180
Less: Amortization of intangibles	1,183	799
Adjusted cost of sales - products	$121,407	$78,810

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$460,638	$408,584
Less: Share-based compensation expenses	38,045	34,028
Less: Depreciation	17,153	12,860
Adjusted research and development	$405,440	$361,696

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$427,427	$328,499
Less: Share-based compensation expenses	50,669	41,360
Less: Depreciation	4,612	3,985
Adjusted selling, general and administrative	$372,146	$283,154

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$888,065	$737,270
Less: Share-based compensation expenses	88,714	75,388
Less: Depreciation	21,765	16,845
Less: Amortization of intangibles	—	187
Adjusted operating expenses	$777,586	$644,850

Reconciliation of GAAP to adjusted loss from operations:
GAAP loss from operations	$(261,348)	$(371,258)
Plus: Share-based compensation expenses	88,714	75,388
Plus: Depreciation	24,110	19,025
Plus: Amortization of intangibles	1,183	986
Adjusted loss from operations	$(147,341)	$(275,859)

Liquidity and Capital Resources
The following table represents our cash, short-term investments, and debt balances as of March 31, 2024 and December 31, 2023:

	As of
	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$2,807,436	$3,185,984
Short-term investments	$—	$2,600
Total debt	$1,025,992	$885,984

With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, and the third quarter of 2023 where we recorded a large noncash gain from the BMS settlement and accelerated deferred revenue recognition from the Novartis terminations, we have incurred net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses to support the commercialization of our products and our global operations. We recognized a net loss of $251.2 million and $348.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $8.2 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our securities, proceeds from debt, sales of marketable securities and proceeds from our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash and cash equivalents as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We have also financed our operations and investments with proceeds from debt incurred primarily from various banks both through our subsidiaries and BeiGene, Ltd. of $1.0 billion at March 31, 2024. The majority of those debt obligations, or approximately $827.0 million, owed by BeiGene, Ltd., have due dates within the next 12 months. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations.
On December 15, 2021, we completed our initial public offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”). The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China (“PRC”) in Renminbi (“RMB Shares”). The public offering price of the RMB Shares was RMB192.60 per ordinary share, or $391.68 per ADS. In this offering, we sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting commissions and offering expenses were $3.4 billion (RMB 21.7 billion). As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors. As of March 31, 2024, the Company had cash remaining related to the STAR Offering proceeds of $1.0 billion.
The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$3,185,984	$3,875,037
Net cash used in operating activities	(308,572)	(563,777)
Net cash (used in) provided by investing activities	(209,831)	241,063
Net cash provided by (used in) financing activities	162,293	(19,868)
Net effect of foreign exchange rate changes	(22,438)	11,311
Net decrease in cash, cash equivalents, and restricted cash	(378,548)	(331,271)
Cash, cash equivalents and restricted cash at end of period	$2,807,436	$3,543,766
Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $308.6 million of cash in the three months ended March 31, 2024, principally from our net loss of $251.2 million and an increase in our net operating assets and liabilities of $155.4 million, partially offset by non-cash charges of $97.9 million.
The increase in net operating assets and liabilities was primarily driven by increased working capital associated with our growth in product sales and compensation-related payments. The non-cash charges were primarily driven by share-based compensation expense, depreciation and amortization expense, offset by amortization of the research and development cost share liability.

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
Investing activities used $209.8 million of cash in the three months ended March 31, 2024, consisting of capital expenditures of $156.6 million, purchase of IPR&D assets of $31.8 million, purchase of intangible assets of $4.7 million, $19.4 million in purchases of long-term investments and other investing activities, partially offset by sales and maturities of investment securities of $2.7 million.
Investing activities provided $241.1 million of cash in the three months ended March 31, 2023, consisting of sales and maturities of investment securities of $377.0 million, partially offset by capital expenditures of $125.6 million, $10.3 million in purchases of long-term investments and other investing activities.
Financing Activities
Cash flows from financing activities consist primarily of issuance and repayment of short-term and long-term debt, and proceeds from the sale of ADSs through employee equity compensation plans.
Financing activities provided $162.3 million of cash in the three months ended March 31, 2024, consisting primarily of $9.1 million of net proceeds from long-term loans, $142.0 million of proceeds from short-term loans and $14.8 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, which were partially offset by $3.6 million in repayments of long-term loans. Our borrowing and repayment cycle is dictated by the short-term maturities of our debt and the ability to increase our borrowings is dependent on interest rates, credit spreads, bank lending capacity and other factors. We expect to repay approximately $827.0 million of loans in the next 12 months and expect to be able to re-finance those on a consistent basis with our historical experience, with the cost of those borrowings depending on prevailing interest rates and credit spreads.
Financing activities used $19.9 million of cash in the three months ended March 31, 2023, consisting primarily of $1.5 million in repayment of long-term bank loans and $50.0 million in repayment of short-term bank loans, which were partially offset by $31.6 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. We hold a significant amount of RMB-denominated deposits at our China subsidiaries. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances as they are translated into U.S. dollars. The impact of foreign currency deposits being translated into the U.S. dollar negatively impacted ending cash by $22.4 million in the three months ended March 31, 2024, compared to a positive impact of $11.3 million in the prior-year period.
Future Liquidity and Material Cash Requirements
Until such time, if ever, as we can generate substantial product revenue sufficient to cover our costs and capital investments, we may be required to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, strategic alliances, licensing arrangements, government grants, and other available sources. Under the rules of the U.S. Securities and Exchange Commissions (“SEC”), we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. In May 2023, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we may file another shelf registration statement that will be effective for up to three years from filing.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ADSs, ordinary shares, or RMB Shares. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, and may require the issuance of warrants, which could potentially dilute our investors’ ownership interest. If we raise additional funds through collaboration agreements, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our medicines or drug candidates, future revenue streams or research programs, or to grant licenses on terms that may not be favorable to us.
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
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with our current financial resources together with our anticipated receipts of accounts receivable and product sales.
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of March 31, 2024:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$43,314	$18,390	$24,924
Purchase commitments	93,511	64,474	29,037
Debt obligations	1,025,992	826,965	199,027
Interest on debt	60,456	38,134	22,322
Co-development funding commitment	457,031	120,562	336,469
Funding commitment	8,905	2,213	6,692
Capital commitments	61,577	61,577	—
Total	$1,750,786	$1,132,315	$618,471
Operating Lease Commitments
We lease office facilities in the U.S. and Switzerland, and office and manufacturing facilities in China under non-cancelable operating leases expiring on various dates. Payments under operating leases are expensed on a straight-line basis over the respective lease terms. The aggregate future minimum payments under these non-cancelable operating leases are summarized in the table above.
Purchase Commitments
As of March 31, 2024, non-cancellable purchase commitments amounted to $93.5 million, of which $35.4 million related to minimum purchase requirements for supply purchased from contract manufacturers and $58.1 million related to binding purchase obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $827.0 million. Total long-term debt obligations are $199.0 million. See Note 10 in the Notes to the Financial Statements for further detail of our debt obligations.

We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include cross-default provisions that could require acceleration of repayment of loans in the event of default. However, our debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact our ability to refinance debt obligations if an event of default occurs. As of March 31, 2024, we were in compliance with all covenants of our material debt agreements.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of March 31, 2024, our remaining co-development funding commitment was $457.0 million.
Funding Commitment
Funding commitment represents our committed capital related to two equity method investments. As of March 31, 2024, our remaining capital commitment was $8.9 million and is expected to be paid from time to time over the investment period.
Capital Commitments
We had capital commitments amounting to $61.6 million for the acquisition of property, plant and equipment as of March 31, 2024, which were mainly for our manufacturing and clinical R&D campus in Hopewell, New Jersey, additional capacity at the Guangzhou and Suzhou manufacturing facilities, and a new building for Beijing Innerway Bio-tech Co., Ltd.
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
There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2024, as compared to those described in the section titled “Part I—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
For new accounting policies adopted during the three months ended March 31, 2024, see “Part I—Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $668.4 million of outstanding floating rate debt as of March 31, 2024. A 100-basis point increase in interest rates as of March 31, 2024 would increase our annual pre-tax interest expense by approximately $6.7 million.

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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 1.7% in the three months ended March 31, 2024 and depreciated approximately 2.8% in the year ended December 31, 2023, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2024, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims of a nature considered ordinary course in our business, including the intellectual property litigation described herein. Most of the issues raised by such claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these legal proceedings, see “Part I—Item 1A—Risk Factors” of this Quarterly Report, including the discussion under the headings entitled “Risks Related to Our Intellectual Property.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Pharmacyclics Litigation
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
On October 12, 2023, the Court entered a joint stipulation filed by the parties to stay the infringement suit pending resolution of a petition for post-grant review (“PGR”) of the ‘803 Patent with the U.S. Patent and Trademark Office (“USPTO”) that was later filed by BeiGene on November 1, 2023. On May 1, 2024, the USPTO granted BeiGene’s PGR petition and is expected to issue a final decision on the validity of the ‘803 patent within 12 months.
ANDA Litigation
On March 8, 2024, the Company filed patent infringement suits under Hatch-Waxman Act against Sandoz Inc. (“Sandoz”) and separately against MSN Pharmaceuticals, Inc. and MSN Laboratories Private Ltd. (collectively “MSN”) in the United States District Court for the District of New Jersey. The patent infringement suits are in response to Sandoz’s and MSN’s notices to the Company concerning the filings of Abbreviated New Drug Applications (“ANDAs”) with the U.S. Food and Drug Administration (“FDA”), seeking FDA approval to market a generic version of BRUKINSA along with “Paragraph IV certifications” challenging certain BRUKINSA Orange Book patents for invalidity, unenforceability and/or non-infringement. According to the notices, neither Sandoz nor MSN have challenged BRUKINSA’s composition of matter patent, which remains intact in protecting BRUKINSA from generic competition until its expiration in 2034.
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
The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
Summary of Risk Factors
Below is a summary of the material factors that make an investment in our ADSs listed on Nasdaq, our ordinary shares listed on the Stock Exchange of Hong Kong Limited, and our ordinary shares issued to permitted investors in China and listed and traded on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi (“RMB Shares”) speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are set forth herein and should be carefully considered, together with other information in this Quarterly Report and our other filings with the U.S. Securities and Exchange Commission (“SEC”), before making an investment decision regarding our ADSs, ordinary shares or RMB shares.

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
•The market opportunities for our future medicines may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
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
•We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to comply with manufacturing regulations, provide us with insufficient quantities of product or provide product at unacceptable quality levels or prices.
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
*The market opportunities for our future medicines may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
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
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available from government health administration authorities, private health insurers and other organizations. In the U.S. and other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our medicines will depend substantially, on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. For additional information, please see the section of our Annual Report titled “Part I—Item 1—Business—Government Regulation—Pharmaceutical Coverage, Pricing, and Reimbursement.”
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
The government in China also has a program for volume-based, centralized drug procurement with minimum quantity commitments to negotiate lower prices from drug manufacturers and reduce the price of drugs. The Chinese government awards contracts to the lowest bidders who can satisfy the quality and quantity requirements. The successful bidders are guaranteed a sale volume for at least a year, which gives an opportunity to gain or increase market share. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in 2020, ABRAXANE and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE under the government contract that would have been significantly lower than the price that we had been charging. Also in 2020, VIDAZA and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA, which resulted in the drug being restricted from use in public hospitals, which account for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. This program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations.

Countries in Europe provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Countries may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Furthermore, some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine and negatively impact our revenues and results of operations.
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
There may be significant delays in obtaining reimbursement for approved medicines. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on payments allowed for lower cost medicines that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future weakening of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the U.S. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our medicines and any new medicines that we develop could have a material adverse effect on our business, our operating results, and our overall financial condition.
We have operations in the U.S., China, Europe, and other markets and plan to expand in these and new markets on our own or with collaborators, which exposes us to risks of conducting business in international markets.
We are currently developing and commercializing or plan to commercialize our medicines in international markets, including China, Europe and other markets outside of the U.S., either on our own or with third-party collaborators or distributors. Our international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:
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
Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. We may experience numerous unexpected events during clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including but not limited to: regulators, institutional review boards, or ethics committees may not authorize us to conduct a clinical trial or may require us or our investigators to suspend or terminate clinical research or not rely on the results of our clinical research for various reasons, including noncompliance with regulatory requirements; our inability to reach agreements on acceptable terms with contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly; manufacturing issues, including problems with supply quality, compliance with good manufacturing practice (“GMP”), or obtaining sufficient quantities of a drug candidate for use in a clinical trial; clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs; the number of patients required for clinical trials may be larger than we anticipate, enrollment may be insufficient or slower than we anticipate or patients may drop out at a higher rate than we anticipate; our third-party contractors, including clinical investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all; we might have to suspend or terminate clinical trials for various reasons, including a finding of a lack of clinical response or other unexpected characteristics or a finding that participants are being exposed to unacceptable health risks; the cost of clinical trials of our drug candidates may be greater than we anticipate; and the supply or quality of our medicines and drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate.
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
Healthcare providers, physicians and others play a primary role in the recommendation and prescription of our approved products. Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business. For additional information, please see the section of our Annual Report, titled “Part I—Item 1—Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements.”

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

*Our medicines and any future approved drug candidates will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines and drug candidates.
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
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the accelerated approval of BRUKINSA in the U.S. and China and certain approvals of tislelizumab, PARTRUVIX, XGEVA, BLINCYTO, KYPROLIS and QARZIBA in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. If we fail to conduct such studies in a timely manner or such studies fail to verify clinical benefit, such approval may be withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval. For example, the FDA generally requires that all advertising and promotional materials be submitted to the FDA for review prior to dissemination or publication for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.
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
We plan to develop certain of our medicines and drug candidates for use as a combination therapy. If a regulatory authority revokes its approval of the other therapeutic that we use in combination with our medicines or drug candidates, we will not be able to market our medicines or drug candidates in combination with such revoked therapeutic. If safety or efficacy issues arise with these or other therapeutics that we seek to combine with our medicines and drug candidates in the future, we may experience significant regulatory delays, and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any component of our combination medicines or drug candidates, we may not be able to complete clinical development of our drug candidates on our current timeline or at all, or we may experience disruptions in the commercialization of our approved medicines. For example, we have in-licensed drug candidates from third parties to conduct clinical trials in combination with our drug candidates. We may rely on those third parties to manufacture the in-licensed drug candidates and may not have control over their manufacturing process. If these third parties encounter any manufacturing difficulties, disruptions or delays and are not able to supply sufficient quantities of drug candidates, our drug combination study program may be delayed. For additional information, please see the section of this Quarterly Report titled “Risks Related to Our Reliance on Third Parties—We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to comply with manufacturing regulations, provide us with insufficient quantities of product or provide product at unacceptable quality levels or prices.”
Recently enacted and future legislation and regulations may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our medicines and drug candidates and affect the prices we may obtain.
In the U.S., China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. For additional information, please see the section of our Annual Report titled “Part I—Item 1—Business—Government Regulation—Healthcare Reform.”
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, other than periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $8.2 billion and $8.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.2 billion, $1.5 billion and $1.3 billion of net cash during the years ended December 31, 2023, 2022 and 2021, respectively, and used $308.6 million and $563.8 million of net cash during the three months ended March 31, 2024 and 2023, respectively. We recorded negative net cash flows from operating activities in 2023, 2022 and 2021 primarily due to our net losses of $0.9 billion, $2.0 billion and $1.5 billion, respectively. We cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
Since September 2017, we have generated revenues from the sale of medicines in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally developed medicines. These revenues are not yet sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investments to meet our projected operating requirements for at least the next 12 months. However, our existing cash, cash equivalents and short-term investments may not be sufficient to enable us to complete all global development or launch all of our current medicines and drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we may require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources.
Furthermore, our debt is primarily short-term in nature. As a result, we do not have many long-term commitments for funding. Our current debt also contains numerous financial and non-financial covenants, some of which include cross-default provisions that could require acceleration of repayment of loans in the event of default. Any acceleration may impact the Company’s ability to refinance debt obligations if an event of default occurs.
Our liquidity and financial condition may be materially and adversely affected by the negative net cash flows and current debt structure, and we cannot assure you that we will have sufficient cash from other sources to fund our operations. If we resort to other financing activities to generate additional cash, we will incur financing costs and we cannot guarantee that we will be able to obtain the financing on terms acceptable to us, or at all, and if we raise financing by issuing further equity securities, your interest in our company may be diluted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. Our inability to obtain additional funding when we need it could seriously harm our business.

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
As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2024, we had approximately $803.2 million invested in government money market funds and $42.9 million invested in time deposits. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $2.8 billion, $3.2 billion and $3.9 billion, restricted cash of $14.1 million, $14.2 million and $5.5 million and short-term investments of nil, $2.6 million and $665.3 million as of March 31, 2024, December 31, 2023 and 2022, respectively, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of December 31, 2023, our short-term investments consisted of U.S. Treasury securities, provided that as of March 31, 2024 we no longer held any U.S. Treasury securities. To the extent we invest in U.S. Treasury securities in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

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
However, filing, prosecuting and maintaining patents/patent applications on our medicines or drug candidates in all countries throughout the world could be prohibitively expensive. The patentability requirements across countries vary and the laws of different countries do not provide patent protection to pharmaceutical inventions to the same extent. Therefore, our patent applications may not be granted in all countries and the issued patents can have various scope and strength throughout the world. In addition, different countries may provide varying regulatory exclusivities to pharmaceutical drugs, and some countries provide no regulatory exclusivities. Consequently, we may not be able to have the same protection or exclusivities to our medicines or drug candidates in all countries throughout the world. Further, given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our patents and patent applications may not provide us with sufficient length of exclusivities to our medicines or drug candidates. The issued patents and pending patent applications, if issued, for our medicines and drug candidates are expected to expire on various dates as described in “Part I—Item 1—Business—Intellectual Property” of our Annual Report. Upon the expiration of our issued patents or patents that may be issued from our pending patent applications, we may no longer have exclusivities on the corresponding medicines or drug candidates.
Moreover, issued patents may be invalidated for a number of reasons, including known or unknown prior art, deficiencies in the patent applications or the lack of novelty or inventive step of the underlying invention or technology.
Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
*We have been and may further become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful. Our patent rights relating to our medicines and drug candidates could be found invalid or unenforceable if challenged in court or before government patent authorities.
Third parties may infringe our patent rights or misappropriate or otherwise violate our intellectual property rights. Litigation may be necessary to enforce or defend our intellectual property rights or to protect our trade secrets. This can be expensive and time consuming. Any claims that we assert against perceived infringers could also provoke these parties to challenge the validity or enforceability of our patents.

When a generic drug company files an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval to market a generic version of any of our products before the expiration of Orange Book listed patents (“OB Patents”) covering such products, this will most likely trigger ANDA litigation. For example, on March 8, 2024, our subsidiaries, BeiGene USA, Inc. and BeiGene Switzerland GmbH, filed patent infringement suits against Sandoz Inc. (“Sandoz”), and MSN Pharmaceuticals, Inc. and MSN Laboratories Private Ltd. (collectively “MSN”), in the United States District Court for the District of New Jersey, in response to Sandoz’s and MSN’s notices informing their filings of ANDAs with the FDA. For additional information on this litigation, please see the section of this Quarterly Report titled “Legal Proceedings”. The success of ANDA litigation depends on the strength of the OB Patents and our ability to prove infringement. The outcome of ANDA litigation is inherently uncertain and may result in potential loss of market exclusivity for our products which may have a significant financial impact on product revenue.
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
*Lawsuits claiming infringing of intellectual property rights of third parties could be costly and time consuming and could prevent or delay us from developing or commercializing our medicines or drug candidates.
We respect third parties’ valid intellectual property rights and diligently manage any freedom to operate risks associated with our medicines and drug candidates. Nevertheless, we bear the risk that we may be sued by third parties for patent infringement. We are aware of numerous issued patents and pending patent applications belonging to third parties that exist in fields of our medicines and drug candidates. There may also be third-party patents or patent applications of which we are currently unaware, and given the dynamic area in which we operate, additional patents are likely to be issued that relate to aspects of our business. There is a substantial amount of litigation and other claims and proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our medicines and drug candidates may give rise to claims of infringement of the patent rights of others.
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
Risks Related to Our Reliance on Third Parties
*We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to comply with manufacturing regulations, provide us with insufficient quantities of product or provide product at unacceptable quality levels or prices.
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
Our reliance on a limited number of third-party manufacturers exposes us to the following risks:
•we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and regulatory authorities must evaluate and/or approve any manufacturers as part of their regulatory oversight of our medicines and drug candidates;
•our manufacturers may have little or no experience with manufacturing our medicines and drug candidates, and therefore may require a significant amount of support from us to implement and maintain the infrastructure and processes required to manufacture our medicines and drug candidates;
•our third-party manufacturers might be unable to timely manufacture our medicines and drug candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;

•manufacturers are subject to initial and ongoing periodic unannounced inspection by the FDA and corresponding state agencies in the U.S. to ensure strict compliance with GMP requirements, chain of distribution requirements and other government regulations and by other comparable regulatory authorities for corresponding non-U.S. requirements. Manufacturers may be unable to comply with these GMPs which may result in fines and civil penalties, suspension of production, suspension, delay or withdrawal of product approval, product liability claims, product seizure or recall and enforcement actions, including injunctions and criminal or civil prosecution;
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

For example, in 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA, BLINCYTO and KYPROLIS and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In 2021, we entered into a collaboration and license agreement with Novartis Pharma AG (“Novartis”), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in certain territories, but that agreement was terminated in September 2023 and we regained full, global rights to develop, manufacture and commercialize tislelizumab. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan, terminated that agreement in July 2023 and regained full, global rights to develop, manufacture and commercialize ociperlimab.
Our strategic collaborations involve numerous risks. We may not achieve the revenue and cost synergies expected from our collaborations, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Additionally, strategic collaborations can be terminated for various reasons, including future acquisitions.
We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic collaboration for our medicines and drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort. If and when we collaborate with a third party for development and commercialization of a medicine or drug candidate, we can expect to relinquish some or all of the control over the future success of that medicine or drug candidate to the third party. For any medicines or drug candidates that we may seek to in-license from third parties, we may face significant competition from other pharmaceutical or biotechnology companies with greater resources or capabilities than us, and any agreement that we do enter may not result in the anticipated benefits.
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

As a result, we may not be able to realize the benefit of current or future collaborations, licensing arrangements or strategic alliances if we are unable to successfully integrate products with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will be able to fulfill all of our contractual obligations in a timely manner or achieve the revenue, specific net income or other goals that justify such transaction. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.
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
At the beginning of 2023, we had approximately 9,000 employees, and we ended the year with close to 10,000 employees, an increase of over 10%. As of the date of this Quarterly Report, we had over 10,000 employees. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the U.S., China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating additional employees; managing the growth in our research, clinical operations, commercial, and supporting functions; and improving our operational, financial and management controls, reporting systems and procedures. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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

Additionally, we are investing significant time, resources and capital into the expansion of our facilities, including the creation of additional capacity at our Guangzhou and Suzhou manufacturing facilities and the construction of our Hopewell facility. If actual demand for our medicines does not meet our future projections, we will likely incur increased costs related to idle capacity including, but not limited to, acceleration of the timing of depreciation or impairment charges, which may adversely affect our financial condition and results of operations.
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
We currently have multiple manufacturing facilities in China. We are also constructing a commercial-stage biologics manufacturing and clinical R&D center in New Jersey, U.S., and a new small molecule manufacturing campus in Suzhou, China. These facilities may encounter unanticipated delays and expenses due to a number of factors, including regulatory requirements. If construction or expansion, regulatory evaluation and/or approval of our facilities are delayed, we may not be able to manufacture sufficient quantities of our medicines and drug candidates, which would limit our development and commercialization activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources.
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
Furthermore, in July 2021, the PRC government provided guidance on China-based companies raising capital outside of China, including through VIE structures. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. In February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines which became effective as of March 31, 2023. According to the Overseas Listing Trial Measures, where Chinese companies that have directly or indirectly listed securities in overseas markets conduct follow-on offering of equity securities in such overseas markets, they shall fulfill the filing procedures with and report relevant information to the CSRC. As the Overseas Listing Trial Measures are subject to changes and may continue to evolve, we cannot assure you that we would not be deemed as an indirect overseas listed Chinese company under the Overseas Listing Trial Measures. If we are deemed as an indirect overseas listed Chinese company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or follow relevant reporting requirements thereunder, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. See also the section of our Annual Report titled “Part I—Item 1—Business—Government Regulation—PRC Regulation—Regulations Relating to Overseas Listing”. We are currently evaluating the implications and potential impact of the Overseas Listing Trial Measures and will continue to closely monitor the interpretation and implementation of the Overseas Listing Trial Measures. Due to our operations in China and stock listings in and outside of China, the Overseas Listing Trial Measures and any future PRC, U.S. or other rules and regulations that place restrictions on capital raising could adversely affect our business and results of operations and could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors, and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless.

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
However, as our global business expanded, we built substantial organizational capabilities outside of the PRC and we evaluated, designed and implemented business processes and control changes which enabled us to engage Ernst & Young LLP, located in Boston, Massachusetts, U.S., as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting commencing for the fiscal years ended December 31, 2022 and December 31, 2023. We believe that this satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements prior to the two-year deadline of the AHFCAA. Given that Ernst and Young LLP (U.S.) has served as the principal accountant to audit our consolidated financial statements since 2022, we are compliant with the HFCAA and AHFCAA and can certify that we retained a registered public accounting firm that the PCAOB is able to inspect or investigate which would preclude any further finding by the SEC that we are a Commission-Identified Issuer and therefore the delisting of our ADSs from Nasdaq.
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
It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory, which may increase the difficulties you face in protecting your interests. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. For risks associated with investing in us as a Cayman Islands company, see the risk factor titled “Because we are a Cayman Islands company, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.”
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
*Filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to complete such filing or other procedures. If we fail to complete a filing with the CSRC, our future offering application may be impacted and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
Numerous regulations, guidelines and other measures have been or are expected to be adopted in China under the umbrella of or in addition to the Cyber Security Law and Data Security Law. As the relevant regulations, guidelines and measures continue to evolve, we cannot assure investors that we will be able to comply with new regulatory requirements relating to our future overseas capital-raising activities outside of China and we may become subject to more stringent requirements with respect to matters including data privacy and cross-border investigation and enforcement of legal claims.
In February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, which took effect on March 31, 2023, requiring Chinese companies that have already directly or indirectly offered and listed securities in overseas markets to fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. We may have to go through this filing process for any follow-on offerings we conduct on Nasdaq or Hong Kong Stock Exchange. If we fail to complete a filing with the CSRC for any of our follow-on offerings, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
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
PRC regulations and rules concerning mergers and acquisitions set forth additional procedures and requirements that could make merger and acquisition activities of PRC-based companies by foreign investors more time-consuming and complex. See the risk factor titled “If we engage in acquisitions or strategic collaborations, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.” These rules, among others, specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. Although we believe that our business is not in an industry related to national security, we cannot preclude the possibility that the competent PRC government authorities may publish explanations contrary to our understanding or broaden the scope of such security reviews in the future, in which case our future acquisitions and investment in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Moreover, according to the Anti-Monopoly Law, the SAMR shall be notified in advance of any concentration of undertaking if certain filing thresholds are triggered. We may grow our business in part by acquiring complementary businesses in China. Complying with the requirements of the laws and regulations mentioned above and other PRC regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the SAMR, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain or expand our market share. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.
In January 2021, the Foreign Investment Security Review Measures promulgated by the NDRC and the MOFCOM came into effect. Pursuant to these measures investments in military, national defense-related areas or in locations in proximity to military facilities, or investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, IT, Internet products and services, financial services and technology sectors, are required to be approved by designated governmental authorities in advance. Official guidance for these measures has not been issued by the designated office in charge of such security review yet, therefore there are great uncertainties with respect to the interpretation and implementation of the Foreign Investment Security Review Measures, including the scope of key sectors. If any of our business operations were to fall under the foregoing categories, we would need to take further actions in order to comply with these laws, regulations and rules, which may materially and adversely affect our current corporate structure, business, financial condition and results of operations.
We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2024 and December 31, 2023, these restricted assets totaled $4.3 billion and $4.1 billion, respectively.
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
As of May 3, 2024, 1,359,524,369 ordinary shares, par value $0.0001 per share, were outstanding, of which 866,105,747 ordinary shares were held in the form of 66,623,519 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 53% of our outstanding ordinary shares as of May 3, 2024. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Chan Lee (Senior Vice President, General Counsel)	Modification (February 28, 2024)	Rule 10b5-1 trading arrangement	Sale	May 30, 2025	1,440 ADSs plus an additional number of ADSs subject to RSUs equal to the net number of shares resulting from applicable RSU vestings after sell-to-cover for withholding tax.
Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1†	Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	3/20/2024	001-37686
10.2†	Consulting Agreement, dated January 23, 2024, by and between the Registrant and Thomas Malley	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

† Indicates a management contract or any compensatory plan, contract or arrangement.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: May 8, 2024	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Julia Wang
Julia Wang
Chief Financial Officer
(Principal Financial Officer)