Form 10-Q
period 2024-06-30
BeiGene, Ltd.
filed 2024-08-07
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 2, 2024, 1,379,529,263 ordinary shares, par value $0.0001 per share, were outstanding, of which 890,252,363 ordinary shares were held in the form of 68,480,951 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares which are ordinary shares issued to permitted investors in China and listed on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2024	2023	2024	2023
		$	$	$	$
Revenues
Product revenue, net	11	921,146	553,745	1,668,064	964,036
Collaboration revenue	3	8,020	41,516	12,754	79,026
Total revenues		929,166	595,261	1,680,818	1,043,062
Cost of sales - product		138,132	95,990	263,067	177,779
Gross profit		791,034	499,271	1,417,751	865,283
Operating expenses
Research and development		454,466	422,764	915,104	831,348
Selling, general and administrative		443,729	395,034	871,156	723,533
Amortization of intangible assets		—	188	—	375
Total operating expenses		898,195	817,986	1,786,260	1,555,256
Loss from operations		(107,161)	(318,715)	(368,509)	(689,973)
Interest income, net		13,225	15,070	29,385	31,086
Other expense, net		(11,984)	(63,818)	(10,222)	(45,515)
Loss before income taxes		(105,920)	(367,463)	(349,346)	(704,402)
Income tax expense	8	14,485	13,674	22,209	25,166
Net loss		(120,405)	(381,137)	(371,555)	(729,568)

Net loss per share, basic and diluted	12	(0.09)	(0.28)	(0.27)	(0.54)
Weighted-average shares outstanding—basic and diluted		1,361,082,567	1,360,224,377	1,358,315,145	1,357,211,308

Net loss per American Depositary Share (“ADS”), basic and diluted	12	(1.15)	(3.64)	(3.56)	(6.99)
Weighted-average ADSs outstanding—basic and diluted		104,698,659	104,632,644	104,485,780	104,400,870
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Net loss	(120,405)	(381,137)	(371,555)	(729,568)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	(9,236)	(86,519)	(41,399)	(73,172)
Pension liability adjustments	406	—	406	—
Unrealized holding (loss) income, net	—	1,846	(35)	6,902
Comprehensive loss	(129,235)	(465,810)	(412,583)	(795,838)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2024	2023
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		2,592,655	3,171,800
Accounts receivable, net		529,449	358,027
Inventories, net	5	443,260	416,122
Prepaid expenses and other current assets	9	273,658	257,465
Total current assets		3,839,022	4,203,414
Property, plant and equipment, net	6	1,516,491	1,324,154
Operating lease right-of-use assets		103,633	95,207
Intangible assets, net	7	53,715	57,138
Other non-current assets	9	199,318	125,362
Total non-current assets		1,873,157	1,601,861
Total assets		5,712,179	5,805,275
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		333,022	315,111
Accrued expenses and other payables	9	646,538	693,731
Tax payable	8	5,278	22,951
Operating lease liabilities, current portion		17,658	21,950
Research and development cost share liability, current portion	3	84,615	68,004
Short-term debt	10	851,657	688,366
Total current liabilities		1,938,768	1,810,113
Non-current liabilities:
Long-term bank loans	10	185,271	197,618
Operating lease liabilities, non-current portion		35,398	22,251
Deferred tax liabilities	8	15,942	16,494
Research and development cost share liability, non-current portion	3	119,012	170,662
Other long-term liabilities	9	51,533	50,810
Total non-current liabilities		407,156	457,835
Total liabilities		2,345,924	2,267,948
Commitments and contingencies	17
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 9,500,000,000 shares authorized; 1,379,101,901 and 1,359,513,224 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively		137	135
Additional paid-in capital		11,840,197	11,598,688
Accumulated other comprehensive loss	14	(140,474)	(99,446)
Accumulated deficit		(8,333,605)	(7,962,050)
Total shareholders’ equity		3,366,255	3,537,327
Total liabilities and shareholders’ equity		5,712,179	5,805,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Six Months Ended June 30,
	Note	2024	2023
		$	$
Operating activities:
Net loss		(371,555)	(729,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		50,224	42,346
Share-based compensation expenses	13	219,304	178,693
Gain on deconsolidation of a subsidiary		(3,735)	—
Amortization of research and development cost share liability	3	(35,039)	(22,669)
Other items, net		5,413	2,930
Changes in operating assets and liabilities:
Accounts receivable		(173,896)	(131,923)
Inventories		(35,949)	(53,598)
Other assets		(32,233)	(30,627)
Accounts payable		2,192	(32,678)
Accrued expenses and other payables		(28,256)	(8,082)
Deferred revenue		216	(72,577)
Other liabilities		(846)	88
Net cash used in operating activities		(404,160)	(857,665)
Investing activities:
Purchases of property, plant and equipment		(266,528)	(247,055)
Purchase of intangible asset		(4,674)	—
Proceeds from sale or maturity of investments		2,655	567,500
Purchase of in-process research and development		(31,800)	—
Other investing activities		(20,516)	(11,582)
Net cash (used in) provided by investing activities		(320,863)	308,863
Financing activities:
Proceeds from long-term loan	10	9,053	15,771
Repayment of long-term loan	10	(14,020)	—
Proceeds from short-term loans	10	324,412	161,846
Repayment of short-term loans	10	(157,490)	(66,574)
Proceeds from option exercises and employee share purchase plan		20,355	35,169
Other financing activities		3,000	—
Net cash provided by financing activities		185,310	146,212
Effect of foreign exchange rate changes, net		(28,340)	(50,873)
Net decrease in cash, cash equivalents, and restricted cash		(568,053)	(453,463)
Cash, cash equivalents, and restricted cash at beginning of period		3,185,984	3,875,037
Cash, cash equivalents, and restricted cash at end of period		2,617,931	3,421,574
Supplemental cash flow information:
Cash and cash equivalents		2,592,655	3,410,368
Short-term restricted cash		23,155	9,693
Long-term restricted cash		2,121	1,513
Income taxes paid		45,636	32,529
Interest expense paid		24,148	10,015
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		115,564	95,404
Increase in equity investment from deconsolidation of a subsidiary		40,798	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2023	1,359,513,224	135	11,598,688	(99,446)	(7,962,050)	3,537,327
Use of shares reserved for share option exercises	(3,634,952)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	3,646,097	1	15,662	—	—	15,663
Share-based compensation	—	—	88,667	—	—	88,667
Deconsolidation of a subsidiary	—	—	2,052	—	—	2,052
Other comprehensive loss	—	—	—	(32,198)	—	(32,198)
Net loss	—	—	—	—	(251,150)	(251,150)
Balance at March 31, 2024	1,359,524,369	136	11,705,069	(131,644)	(8,213,200)	3,360,361
Issuance of shares reserved for share option exercises	2,418,936	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	17,158,596	1	4,491	—	—	4,492
Share-based compensation	—	—	130,637	—	—	130,637
Other comprehensive loss	—	—	—	(8,830)	—	(8,830)
Net loss	—	—	—	—	(120,405)	(120,405)
Balance at June 30, 2024	1,379,101,901	137	11,840,197	(140,474)	(8,333,605)	3,366,255

Balance at December 31, 2022	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355
Use of shares reserved for share option exercises	(98,774)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	6,610,695	1	28,656	—	—	28,657
Share-based compensation	—	—	75,322	—	—	75,322
Other comprehensive income	—	—	—	18,403	—	18,403
Net loss	—	—	—	—	(348,431)	(348,431)
Balance at March 31, 2023	1,362,652,101	136	11,644,957	(59,014)	(7,428,773)	4,157,306
Issuance of shares reserved for share option exercises	220,116	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	13,379,119	1	3,691	—	—	3,692
Share-based compensation	—	—	103,371	—	—	103,371
Other comprehensive loss	—	—	—	(84,673)	—	(84,673)
Net loss	—	—	—	—	(381,137)	(381,137)
Balance at June 30, 2023	1,376,251,336	137	11,752,019	(143,687)	(7,809,910)	3,798,559
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
The Company currently has three approved medicines that were internally discovered and developed, including BRUKINSA® (zanubrutinib), a small molecule inhibitor of Bruton’s Tyrosine Kinase (“BTK”) for the treatment of various blood cancers; TEVIMBRA® (tislelizumab), an anti-PD-1 antibody immunotherapy for the treatment of various solid tumor and blood cancers; and PARTRUVIX® (pamiparib), a selective small molecule inhibitor of PARP1 and PARP2. The Company markets BRUKINSA in the United States (“U.S.”), the People’s Republic of China (“China” or the “PRC”), the European Union (“EU”), the United Kingdom (“UK”), Canada, Australia, and additional international markets; TEVIMBRA (tislelizumab) in the U.S., EU and China; and PARTRUVIX in China. By leveraging its strong commercial capabilities, the Company has in-licensed the rights to distribute additional approved medicines for the China market. Supported by its global clinical development and commercial capabilities, the Company has entered into collaborations with world-leading biopharmaceutical companies such as Amgen Inc. (“Amgen”) and Beijing Novartis Pharma Co., Ltd. (“Novartis”) to develop and commercialize innovative medicines.
The Company is committed to advancing best- and first-in-class clinical candidates internally or with like-minded partners to develop impactful and affordable medicines for patients across the globe. Recognizing the importance of clinical trial activities in its industry and the challenges associated with outsourcing to third-party contract research organizations (“CROs”), the Company has built a fully dedicated 3,000+ person clinical team that is largely CRO free, the majority of which are in the Americas, Europe, Australia, Japan and Korea.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2024 and 2023, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2024, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2024 and December 31, 2023:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of June 30, 2024	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	897,906	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	4,968
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	1,440	115	—
Convertible debt instrument	—	—	4,773
Total	899,346	115	9,741

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	1,052,149	—	—
Time deposits	42,852	—	—
Prepaid expenses and other current assets:
U.S. Treasury securities	2,600	—	—
Convertible debt instrument	—	—	4,668
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	3,046	542	—
Convertible debt instrument	—	—	4,215
Total	1,100,647	542	8,883
The Company’s cash equivalents are highly liquid investments with original maturities of 3 months or less. The Company’s investments in available-for-sale debt securities include U.S. Treasury securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
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
The Company holds convertible notes issued by private biotech companies. The Company elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other expense, net.

As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
Out-Licensing Arrangements
For the three and six months ended June 30, 2024, the Company’s collaboration revenue consisted primarily of revenue generated under the Novartis broad markets agreement. For the three and six months ended June 30, 2023, the Company’s collaboration revenue primarily consisted of the recognition of previously deferred revenue from its former collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue from Collaborators	$	$	$	$
Research and development service revenue	—	13,563	—	20,380
Right to access intellectual property revenue	—	26,248	—	52,497
Other	8,020	1,705	12,754	6,149
Total	8,020	41,516	12,754	79,026
Novartis
Tislelizumab Collaboration and License
In September 2023, the Company and Novartis agreed to mutually terminate the tislelizumab collaboration and license agreement. Pursuant to the termination agreement, the Company regained full, global rights to develop, manufacture and commercialize tislelizumab with no royalty payments due to Novartis. Novartis may continue its ongoing clinical trials and has the ability to conduct future combination trials with tislelizumab subject to BeiGene’s approval. BeiGene agreed to provide Novartis with ongoing clinical supply of tislelizumab to support its clinical trials. Pursuant to the termination agreement, Novartis agreed to provide transition services to the Company to enable key aspects of the tislelizumab development and commercialization plan to proceed without disruption, including manufacturing, regulatory, safety and clinical support. Upon termination of the agreement in September 2023, there were no further performance obligations, and the remaining deferred revenue balance associated with the tislelizumab R&D services was recognized in full.

No research and development service collaboration revenue was recognized in connection with the tislelizumab collaboration and license agreement during the three and six months ended June 30, 2024 due to termination of the agreement in 2023. The following table summarizes revenue recognized related to the sale of tislelizumab clinical supply to Novartis for the three and six months ended June 30, 2024 and research and development service revenue recognized for the three and six months ended June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Research and development service revenue	—	11,770	—	16,796
Other (1)	2,113	1,344	2,113	5,013
Total	2,113	13,114	2,113	21,809
(1) Represents revenue recognized on final shipment of tislelizumab clinical supply to Novartis in conjunction with the former collaboration.
Ociperlimab Option, Collaboration and License Agreement and China Broad Market Development Agreement
In July 2023, the Company and Novartis mutually agreed to terminate the ociperlimab option, collaboration and license agreement. Pursuant to the termination agreement, the Company regained full, global rights to develop, manufacture and commercialize ociperlimab. Upon termination the Company had no further performance obligations under the collaboration, and all remaining deferred revenue balances were recognized in full. The China broad markets agreement remains in place.
The following table summarizes collaboration revenue recognized in connection with the China broad markets agreement for the three and six months ended June 30, 2024 and the terminated ociperlimab option, collaboration and license agreement for the three and six months ended June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Research and development service revenue	—	1,792	—	3,583
Right to access intellectual property revenue	—	26,248	—	52,497
China broad markets agreement	4,154	1,861	8,501	2,636
Total	4,154	29,901	8,501	58,716
In-Licensing Arrangements - Commercial
Amgen
During the three and six months ended June 30, 2024 and 2023, the Company recorded the following amounts related to its collaboration arrangement with Amgen. For a detailed description of the arrangement and related rights and obligation, see the Company’s Form 10-K for the year ended December 31, 2023 filed on February 26, 2024.

Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Research and development expense	22,482	5,457	35,966	23,274
Amortization of research and development cost share liability	21,903	5,271	35,039	22,669
Total amount due to Amgen for BeiGene’s portion of the development funding	44,385	10,728	71,005	45,943

				As of
				June 30, 2024
				$
Remaining portion of development funding cap				412,647
As of June 30, 2024 and December 31, 2023, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of
	June 30,	December 31,
	2024	2023
	$	$
Research and development cost share liability, current portion	84,615	68,004
Research and development cost share liability, non-current portion	119,012	170,662
Total research and development cost share liability	203,627	238,666
The total reimbursement paid under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and six months ended June 30, 2024 and 2023 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Cost of sales - product	9,590	4,011	18,159	1,184
Research and development	(439)	(1,769)	(1,144)	1,311
Selling, general and administrative	(21,100)	(17,552)	(39,253)	(29,388)
Total	(11,949)	(15,310)	(22,238)	(26,893)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $47,653 and $109,879 during the three and six months ended June 30, 2024, respectively, and $20,146 and $39,277 during the three and six months ended June 30, 2023, respectively. Net amounts payable to Amgen was $66,824 and $55,474 as of June 30, 2024 and December 31, 2023, respectively.

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

Upfront and milestone payments incurred under these arrangements for the three and six months ended June 30, 2024 and 2023 are set forth below. All upfront and development milestones were expensed to research and development expense.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2024	2023	2024	2023
Payments due to collaboration partners	Classification	$	$	$	$
Upfront payments	Research and development expense	—	—	27	—
Development milestones incurred	Research and development expense	11,500	—	46,500	—
Total		11,500	—	46,527	—
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of June 30, 2024 and December 31, 2023 was as follows:

	As of
	June 30,	December 31,
	2024	2023
	$	$
Short-term restricted cash	23,155	11,473
Long-term restricted cash	2,121	2,711
Total	25,276	14,184
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from its offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) in strict compliance with the planned uses as disclosed in the PRC prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of June 30, 2024, the Company had cash remaining related to the STAR Offering proceeds of $856,722.
Investments in Equity Securities
The following table summarizes the Company’s investments in equity securities:

	As of
	June 30,	December 31,
	2024	2023
	$	$
Equity securities with readily determinable fair values (1)
Fair value of Leap common stock	1,440	3,046
Fair value of Leap warrants	115	542
Equity securities without readily determinable fair values
Pi Health, Inc. (2)	40,798	—
Other	54,865	55,860
Equity-method investments	37,780	25,981
Total	134,998	85,429
(1) Represents common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. (“Leap”). The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other expense, net.

(2) In the first quarter of 2024, the Company divested the net assets comprising substantially all of its Pi Health business with a carrying value of $38,063. The consideration received for the divestiture consisted of preferred stock in a newly formed entity, Pi Health, Inc., with a fair value of $40,798 and cash consideration of $1,000. The transaction resulted in a pre-tax gain of $3,735 recorded within other expense, net during the six months ended June 30, 2024. The Company will account for its investment prospectively as a private equity security without a readily determinable fair value and the divestiture is not treated as a discontinued operation in the Statement of Operations and therefore the historical results of operations of the Pi Health business will remain in the Company’s continuing operations.
The following table summarizes unrealized (losses) gains related to investments in equity securities recorded in other expense, net for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$

Equity securities with readily determinable fair values	(621)	470	(2,033)	(636)
Equity securities without readily determinable fair values	—	—	(797)	1,081
Equity-method investments	(4,017)	(2,480)	(4,873)	(2,624)
5. Inventories, Net
The Company’s inventories, net consisted of the following:

	As of
	June 30,	December 31,
	2024	2023
	$	$
Raw materials	143,655	148,772
Work in process	59,499	39,098
Finished goods	240,106	228,252
Total inventories, net	443,260	416,122
6. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	June 30,	December 31,
	2024	2023
	$	$
Land	65,485	65,485
Building	304,854	231,656
Manufacturing equipment	227,146	186,856
Laboratory equipment	216,673	205,349
Leasehold improvement	60,382	60,124
Software, electronics and office equipment	67,649	83,281
Property, plant and equipment, at cost	942,189	832,751
Less: accumulated depreciation	(289,114)	(249,212)
Construction in progress	863,416	740,615
Property, plant and equipment, net	1,516,491	1,324,154
The Company has made a significant investment in its newly opened manufacturing and R&D center in Hopewell, New Jersey. As of June 30, 2024, the Company had land and construction in progress of $677,126 related to the Hopewell facility, the majority of which will be put into service in the second half of 2024.

In March 2024, the Company acquired a land use right and the facility currently being constructed on the land for $73,373. The Company plans to complete the construction of the facility and build a research and development center on the land. Based on the relative fair values of the land use right and construction in progress, $28,699 of the total purchase price was allocated to the land use right and $44,674 was allocated to the construction in progress. In May 2024, the Company acquired additional construction in progress in connection with the properties for $22,637. As of June 30, 2024, title of the land use right was being transitioned to the Company. As such, the purchase price allocated to the land use right was recorded as a long-term prepaid as of June 30, 2024 and will be transferred to operating lease right-of-use asset upon the closing of the transaction.
Depreciation expense was $23,754 and $47,864 for the three and six months ended June 30, 2024, respectively, and $21,307 and $40,332 for the three and six months ended June 30, 2023, respectively.
7. Intangible Assets
Intangible assets as of June 30, 2024 and December 31, 2023 are summarized as follows:

	As of
	June 30, 2024			December 31, 2023
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	63,098	(10,054)	53,044	64,274	(7,807)	56,467
Other	8,987	(8,316)	671	8,987	(8,316)	671
Total finite-lived intangible assets	72,085	(18,370)	53,715	73,261	(16,123)	57,138
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
The weighted-average life for each finite-lived intangible assets is approximately 12 years. Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Amortization expense - Cost of sales - product	1,177	840	2,360	1,639
Amortization expense - Operating expense	—	188	—	375
Total	1,177	1,028	2,360	2,014
Estimated amortization expense for each of the five succeeding years and thereafter, as of June 30, 2024 is as follows:

Year Ending December 31,	Cost of Sales - Product	Operating Expenses	Total
	$	$	$
2024 (remainder of year)	2,348	67	2,415
2025	4,696	67	4,763
2026	4,696	67	4,763
2027	4,696	67	4,763
2028	4,696	67	4,763
2029 and thereafter	31,912	336	32,248
Total	53,044	671	53,715

8. Income Taxes
Income tax expense was $14,485 and $22,209 for the three and six months ended June 30, 2024, respectively, and $13,674 and $25,166 for the three and six months ended June 30, 2023, respectively. The income tax expense for the three and six months ended June 30, 2024 and 2023 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of June 30, 2024, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of June 30, 2024, the Company had gross unrecognized tax benefits of $15,804. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $880 and $1,540 in the three and six months ended June 30, 2024 primarily due to U.S. federal and state tax credits and incentives.
9. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	June 30,	December 31,
	2024	2023
	$	$
Prepaid research and development costs	68,234	60,476
Prepaid manufacturing cost	32,986	42,066
Prepaid taxes	32,193	37,320
Other receivables	58,776	37,859
Short-term restricted cash	23,155	11,473
Prepaid insurance	10,158	8,872
Other current assets	48,156	59,399
Total	273,658	257,465
Other non-current assets consist of the following:

	As of
	June 30,	December 31,
	2024	2023
	$	$
Prepayment of property and equipment (1)	34,335	4,144
Prepaid supply cost	12,487	18,122
Prepaid VAT	2,602	2,546
Rental deposits and other	8,002	8,195
Long-term restricted cash	2,121	2,711
Long-term investments (Note 4)	139,771	89,644
Total	199,318	125,362
(1) Includes payment for acquired land use right in Shanghai, China that was in the process of being transitioned to the Company as of June 30, 2024 (See Note 6).

Accrued expenses and other payables consist of the following:

	As of
	June 30,	December 31,
	2024	2023
	$	$
Compensation related	167,960	217,803
External research and development activities related	133,412	162,969
Commercial activities	70,641	87,572
Individual income tax and other taxes	48,466	30,083
Sales rebates and returns related	173,263	139,936
Other	52,796	55,368
Total	646,538	693,731
Other long-term liabilities consist of the following:

	As of
	June 30,	December 31,
	2024	2023
	$	$
Deferred government grant income	32,021	34,204
Pension liability	14,639	14,995
Asset retirement obligation	1,101	1,127
Other	3,772	484
Total	51,533	50,810

10. Debt
The following table summarizes the Company’s short-term and long-term debt obligations as of June 30, 2024 and December 31, 2023:

Lender	Line of Credit	Term	Maturity Date	Interest Rate	As of
					June 30, 2024		December 31, 2023
					$	RMB	$	RMB
China Construction Bank	RMB580,000	9-year	April 4, 2027	(1)	15,136	110,000	14,089	100,000
China Merchants Bank	RMB350,000	9-year	January 20, 2029	(2)	8,649	62,857	8,856	62,857
China Merchants Bank	RMB378,000	9-year	November 8, 2029	(3)	6,848	49,765	5,636	40,000
China Merchants Bank	$380,000	1-year	(4)		380,000	2,761,628	300,000	2,129,321
China Minsheng Bank	$150,000	1-year	December 19, 2024	7.3%	150,000	1,090,116	150,000	1,064,660
China Industrial Bank	RMB 675,000	364-day	March 27, 2025	(5)	92,880	675,000	—	—
China Merchants Bank	RMB 400,000	1-year	June 5, 2025	3.0%	55,040	400,000	56,356	400,000
HSBC Bank	RMB 340,000	1-year	May 5, 2025	(6)	46,784	340,000	47,903	340,000
China Industrial Bank	RMB 200,000	1-year	May 29, 2024	—	—	—	28,177	200,000
Shanghai Pudong Development Bank	RMB 700,000	1-year	(7)	2.9%	96,320	700,000	49,312	350,000
Other short-term debt (8)					—	—	28,037	199,000
Total short-term debt					851,657	6,189,366	688,366	4,885,838

China Construction Bank	RMB580,000	9-year	April 4, 2027	(1)	49,536	360,000	59,174	420,000
China Merchants Bank	RMB350,000	9-year	January 20, 2029	(2)	32,434	235,714	37,638	267,143
China Merchants Bank	RMB378,000	9-year	November 8, 2029	(3)	37,253	270,735	42,337	300,500
China CITIC Bank	RMB480,000	10-year	July 28, 2032	(9)	66,048	480,000	58,469	415,000
Total long-term bank loans					185,271	1,346,449	197,618	1,402,643
(1)The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.2% as of June 30, 2024. The loan is secured by BeiGene Guangzhou Factory’s property ownership certificate. The Company repaid $6,886 (RMB50,000) during the six months ended June 30, 2024.
(2)The outstanding borrowings bear floating interest rates benchmarking against prevailing interest rates of certain PRC financial institutions. The loan interest rate was 3.7% as of June 30, 2024. The loan is secured by Guangzhou Factory’s second land use right and certain fixed assets in the second phase of the Guangzhou manufacturing facility’s build out. The Company repaid $4,362 (RMB31,429) during the six months ended June 30, 2024.
(3)The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.9% as of June 30, 2024. The loan is secured by fixed assets placed into service upon completion of the third phase of the Guangzhou manufacturing facility’s build out. The Company repaid $2,772 (RMB20,000) during the six months ended June 30, 2024.
(4)The outstanding borrowings bear floating interest rates benchmarking the secured overnight financing rate. The loan interest rate was 7.2% as of June 30, 2024. $300,000 of the borrowings matures on December 25, 2024, and $80,000 matures on January 27, 2025.
(5)The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 2.6% as of June 30, 2024.
(6)The outstanding borrowings bear floating interest rates benchmarking Hong Kong interbank market rate for RMB. The loan interest rate was 5.7% as of June 30, 2024.
(7)$48,160 (RMB350,000) of the outstanding borrowings matures on November 21, 2024 and March 19, 2025, respectively.
(8)During the two years ended December 31, 2023, the Company entered into short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB875,000 in aggregate. The Company repaid $27,476 (RMB199,000) during the six months ended June 30, 2024.
(9)In July 2022, the Company entered into a 10-year bank loan agreement with China CITIC Bank to borrow up to RMB480,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The Company drew down $9,053 (RMB65,000) during the six months ended June 30, 2024. The weighted average loan interest rate was 3.9% as of June 30, 2024. The loan is secured by BeiGene Suzhou Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
The Company has numerous financial and non-financial covenants on its debt obligations with various banks and other lenders. Some of these covenants include cross-default provisions that could require acceleration of repayment of loans in the event of default. However, the Company’s debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact the Company’s ability to refinance debt obligations if an event of default occurs. As of June 30, 2024, the Company was in compliance with all covenants of its material debt agreements.

Interest Expense
Interest expense recognized for the three and six months ended June 30, 2024 was $13,233 and $25,637, respectively, among which, $8,312 and $17,521 was capitalized, respectively. Interest expense recognized for the three and six months ended June 30, 2023 was $4,891 and $9,465, respectively, among which, $428 and $772 was capitalized, respectively.
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA in the U.S., Europe, China, and other regions, and tislelizumab in China; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product sales for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Product revenue – gross	1,167,155	667,328	2,111,619	1,176,933
Less: Rebates and sales returns	(246,009)	(113,583)	(443,555)	(212,897)
Product revenue – net	921,146	553,745	1,668,064	964,036
The following table disaggregates net product sales by product for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
BRUKINSA®	637,399	308,276	1,125,914	519,658
Tislelizumab	158,410	149,464	303,687	264,314
XGEVA®	55,054	23,968	98,435	44,165
BLINCYTO®	19,131	14,578	33,497	25,524
KYPROLIS®	15,936	11,052	30,047	15,995
POBEVCY®	11,572	13,438	28,205	27,764
REVLIMID®	9,133	21,847	21,366	45,005
Other	14,511	11,122	26,913	21,611
Total product revenue – net	921,146	553,745	1,668,064	964,036
The following table presents the roll-forward of accrued sales rebates and returns for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
	$	$
Balance at beginning of the period	139,936	41,817
Accrual	443,555	212,897
Payments	(410,228)	(169,123)
Balance at end of the period	173,263	85,591

12. Loss Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Numerator:
Net loss	(120,405)	(381,137)	(371,555)	(729,568)

Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	1,361,082,567	1,360,224,377	1,358,315,145	1,357,211,308
Loss per share	(0.09)	(0.28)	(0.27)	(0.54)
For the three and six months ended June 30, 2024 and 2023, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
13. Share-Based Compensation Expense
2016 Share Option and Incentive Plan
In January 2016, in connection with the Company’s initial public offering (“IPO”) on the Nasdaq Stock Market, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. In December 2018, the shareholders approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
In order to continue to provide incentive opportunities under the 2016 Plan, the Board of Directors and shareholders of the Company approved another amendment to the 2016 Plan (the “Amendment No. 2”), which became effective as of June 22, 2022, to increase the number of authorized shares available for issuance under the 2016 Plan by 66,300,000 ordinary shares. In June 2024, the shareholders of the Company approved a third amended and restated 2016 Plan (the “Amended 2016 Plan”) to comply with certain amendments of Chapter 17 of the Rules Governing the Listing of Securities on the Stock Exchange of Hong Kong Limited (the “HK Listing Rules”) and to increase the number of shares available for issuance thereunder by 92,820,000 ordinary shares.
As of June 30, 2024, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the Amended 2016 Plan totaled 5,166,848. During the six months ended June 30, 2024, the Company granted options for 8,394,737 ordinary shares, restricted share units for 42,514,355 ordinary shares, and performance share units for 2,287,402 ordinary shares under the Amended 2016 Plan. As of June 30, 2024, options, restricted share units, and performance share units for ordinary shares outstanding under the Amended 2016 Plan totaled 67,378,462, 87,422,244, and 2,287,402, respectively. As of June 30, 2024, share-based awards to acquire 82,059,496 ordinary shares were available for future grant under the Amended 2016 Plan.

2018 Employee Share Purchase Plan
In June 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”). Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In August 2018, in connection with the Company’s listing on the Hong Kong Stock Exchange, the board of directors approved an amended and restated ESPP to remove an “evergreen” share replenishment provision originally included in the plan and implemented other changes required by the HK Listing Rules. In December 2018, the shareholders of the Company approved a second amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. In June 2019, the board of directors adopted an amendment to revise the eligibility criteria for enrollment in the plan. In June 2021, the board of directors of the Company adopted the third amended and restated ESPP to include certain technical amendments under U.S. tax rules and to consolidate the changes in the prior amendment, effective on September 1, 2021. In June 2024, the shareholders approved a fourth amended and restated ESPP (the “Amended ESPP”) to comply with certain amendments of Chapter 17 of the HK Listing Rules and to increase the number of shares available for sale thereunder by 5,070,000 shares. The Amended ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
As of June 30, 2024, 5,989,678 ordinary shares were available for future issuance under the Amended ESPP.
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
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
Share-Based Compensation Expense
The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
Research and development	55,406	45,948	93,451	79,976
Selling, general and administrative	75,288	57,381	125,957	98,741
Total	130,694	103,329	219,408	178,717

14. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2023	(87,987)	35	(11,494)	(99,446)
Other comprehensive (loss) income before reclassifications	(41,399)	(35)	—	(41,434)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	406	406
Net-current period other comprehensive (loss) income	(41,399)	(35)	406	(41,028)
Balance as of June 30, 2024	(129,386)	—	(11,088)	(140,474)
15. Shareholders’ Equity
BMS Settlement
On August 1, 2023, the Company entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with BMS-Celgene and certain of its affiliates relating to the termination of the parties’ ongoing contractual relationships, the previously-disclosed ongoing arbitration proceeding concerning ABRAXANE® (the “Arbitration”), the License and Supply Agreement (“LSA”), the Amended and Restated Quality Agreement (the “QA”), and the Share Subscription Agreement (the “SSA”), entered into by the parties in 2017 and 2018. Pursuant to the Settlement Agreement, the parties agreed to mutually dismiss the Arbitration and BMS-Celgene and its affiliates agreed to transfer 23,273,108 ordinary shares of the Company originally purchased in 2017, in each case subject to and in accordance with the terms and conditions of the Settlement Agreement. In consideration for the shares being returned, the Company agreed to drop its claims pursuant to the Settlement Agreement. Furthermore, the parties agreed to terminate the LSA and QA on December 31, 2023, subject to the Company’s right to continue selling all inventory of REVLIMID and VIDAZA until sold out or December 31, 2024, whichever is earlier. The Settlement Agreement provides for a settlement and release by each party of claims arising from or relating to the Arbitration, the LSA, the QA and the SSA, as well as other disputes and potential disputes between the parties, in each case subject to and in accordance with the terms and conditions of the Agreement. The receipt of the shares occurred on August 15, 2023. The Company recorded a noncash gain upon receipt of $362,917, which represents the fair value on the day the shares were received. The gain was recorded within other expense, net in the consolidated statements of operations. The shares were constructively retired as of December 31, 2023. The Company recorded the amount of the cancelled shares in excess of par to additional paid-in capital.
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

Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2024 and December 31, 2023, the net cash of the Company’s PRC subsidiaries amounted to $1,378,872 and $1,837,790, respectively.
17. Commitments and Contingencies
Purchase Commitments
As of June 30, 2024, the Company had non-cancellable purchase commitments amounting to $120,366, of which $28,822 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $91,544 related to binding purchase obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $62,576 for the acquisition of property, plant and equipment as of June 30, 2024, related to various facilities across the globe, including the manufacturing and clinical R&D campus in Hopewell, New Jersey.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of June 30, 2024, the Company’s remaining co-development funding commitment was $412,647.
Funding Commitment
The Company had committed capital related to two equity-method investments in the amount of $15,054. As of June 30, 2024, the remaining capital commitment was $8,154 and is expected to be paid from time to time over the investment period.
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

Total revenues by geographic area are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	$	$	$	$
U.S. - total revenue	481,430	252,347	832,886	416,830
Product revenue	479,365	223,539	830,821	362,307
Collaboration revenue	2,065	28,808	2,065	54,523

China- total revenue	352,070	295,783	672,446	543,464
Product revenue	347,112	293,922	662,774	540,828
Collaboration revenue	4,958	1,861	9,672	2,636

Europe- total revenue	82,389	37,169	149,249	67,690
Product revenue	81,392	26,322	148,232	45,823
Collaboration revenue	997	10,847	1,017	21,867

Rest of world- total revenue	13,277	9,962	26,237	15,078
Product revenue	13,277	9,962	26,237	15,078
Collaboration revenue	—	—	—	—
Total Revenue	929,166	595,261	1,680,818	1,043,062

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are based on management’s current expectations and projections about future events and trends that may affect the business, financial condition, and operating results. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements often include words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, among other things, statements about: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; the regulatory environment and regulatory developments in the United States (“U.S.”), China, the United Kingdom (“UK”), Switzerland, the European Union (“EU”) and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, including collaboration revenue, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into and maintain strategic arrangements; our construction and operation of independent production facilities for small molecule medicines and large molecule biologics, as well as clinical R&D facilities, to support the global demand for both commercial and clinical supply; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance of our medicines and drug candidates, if approved; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, key milestones, expenses, capital expenditures, capital requirements and share performance; and the future trading price of our ADSs, ordinary shares and RMB Shares, and impact of securities analysts’ reports on these prices. These statements involve risks and uncertainties, including those that are described in “Part II—Item 1A—Risk Factors” of this Quarterly Report, that may cause actual future events or results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not assume any obligation to update any forward-looking statements where as a result of new information or otherwise, except as required by law. This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, you are cautioned not to give undue weight to this information. Unless the context requires otherwise, in this Quarterly Report, the terms “BeiGene,” the “Company,” “we,” “us” and “our” refer to BeiGene, Ltd., a Cayman Islands holding company with operations conducted by its subsidiaries, and its subsidiaries, on a consolidated basis.

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
Overview
BeiGene reduced GAAP operating loss and achieved positive adjusted operating income during the quarter with rapidly increasing global revenues and continued financial discipline. Having now reached this milestone, we will further build on our differentiated, strategic capabilities as a leading, global oncology innovator.

BRUKINSA is emerging as the BTKi class leader in the U.S. in new patient starts across all approved indications, demonstrating the strength of its clinical efficacy and safety data, and is the only BTKi to demonstrate superior efficacy versus ibrutinib in a head-to-head trial. With our leadership in hematology, we are working to expand into other highly prevalent cancer types, backed by one of the largest oncology research teams in the industry.
Key highlights for the second quarter of 2024 are as follows:
•Generated total revenues of $929 million in the second quarter, an increase of 56% from the prior-year period;
•Reduced GAAP operating loss and achieved non-GAAP operating income;
•Strengthened hematology leadership with global BRUKINSA revenues of $637 million, an increase of 107% from the prior-year period;
•Advanced pivotal programs for BCL2 inhibitor sonrotoclax and BTK-targeted degrader BGB-16673; and
•Advanced innovative solid tumor pipeline of more than 15 investigational molecules, including ADCs, multispecific antibodies, and targeted therapies for lung, breast, and gastrointestinal cancers.

Recent Developments
Recent Business Developments
On July 23, 2024, we announced the opening of our flagship U.S. facility in Hopewell, New Jersey, at the Princeton West Innovation Campus, which houses state-of-the-art biologics manufacturing capabilities and a clinical research and development center that further bolster our differentiated model as an oncology innovator.

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$921,146	$553,745	$367,401	66.3%	$1,668,064	$964,036	$704,028	73.0%
Collaboration revenue	8,020	41,516	(33,496)	(80.7)%	12,754	79,026	(66,272)	(83.9)%
Total revenues	929,166	595,261	333,905	56.1%	1,680,818	1,043,062	637,756	61.1%
Cost of sales - product	138,132	95,990	42,142	43.9%	263,067	177,779	85,288	48.0%
Gross profit	791,034	499,271	291,763	58.4%	1,417,751	865,283	552,468	63.8%
Operating expenses
Research and development	454,466	422,764	31,702	7.5%	915,104	831,348	83,756	10.1%
Selling, general and administrative	443,729	395,034	48,695	12.3%	871,156	723,533	147,623	20.4%
Amortization of intangible assets	—	188	(188)	(100.0)%	—	375	(375)	(100.0)%
Total operating expenses	898,195	817,986	80,209	9.8%	1,786,260	1,555,256	231,004	14.9%
Loss from operations	(107,161)	(318,715)	211,554	(66.4)%	(368,509)	(689,973)	321,464	(46.6)%
Interest income, net	13,225	15,070	(1,845)	(12.2)%	29,385	31,086	(1,701)	(5.5)%
Other expense, net	(11,984)	(63,818)	51,834	(81.2)%	(10,222)	(45,515)	35,293	(77.5)%
Loss before income taxes	(105,920)	(367,463)	261,543	(71.2)%	(349,346)	(704,402)	355,056	(50.4)%
Income tax expense	14,485	13,674	811	5.9%	22,209	25,166	(2,957)	(11.7)%
Net loss	$(120,405)	$(381,137)	$260,732	(68.4)%	$(371,555)	$(729,568)	$358,013	(49.1)%
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue
Total revenue increased to $929.2 million for the three months ended June 30, 2024, from $595.3 million for the three months ended June 30, 2023, due to an increase in sales of BRUKINSA, tislelizumab, and our in-licensed products from Amgen, partially offset by a decrease in collaboration revenue. Collaboration revenue decreased due to termination of the Novartis collaborations in the prior year.
The following table summarizes the components of revenue for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended
	June 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
Product revenue	$921,146	$553,745	$367,401	66.3%
Collaboration revenue:
Research and development service revenue	—	13,563	(13,563)	(100.0)%
Right to access intellectual property revenue	—	26,248	(26,248)	(100.0)%
Other	8,020	1,705	6,315	370.4%
Total collaboration revenue	8,020	41,516	(33,496)	(80.7)%
Total Revenue	$929,166	$595,261	$333,905	56.1%

Net product revenues consisted of the following:

	Three Months Ended
	June 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
BRUKINSA®	$637,399	$308,276	$329,123	106.8%
Tislelizumab	158,410	149,464	8,946	6.0%
XGEVA®	55,054	23,968	31,086	129.7%
BLINCYTO®	19,131	14,578	4,553	31.2%
KYPROLIS®	15,936	11,052	4,884	44.2%
POBEVCY®	11,572	13,438	(1,866)	(13.9)%
REVLIMID®	9,133	21,847	(12,714)	(58.2)%
Other	14,511	11,122	3,389	30.5%
Total product revenue	$921,146	$553,745	$367,401	66.3%
Net product revenue increased 66.3% to $921.1 million for the three months ended June 30, 2024, compared to $553.7 million in the prior-year period, primarily due to continued increases in sales of BRUKINSA globally, driven by significant growth in the U.S. and Europe. In addition, product revenues in the second quarter of 2024 were positively impacted by sales of in-licensed products from Amgen in China and tislelizumab.
Global sales of BRUKINSA totaled $637.4 million in the second quarter, representing a 106.8% increase compared to the prior-year period; U.S. sales of BRUKINSA totaled $479.4 million in the second quarter, compared to $223.5 million in the prior-year period, representing growth of 114.4%, as BRUKINSA gained share in treatment-naïve (“TN”) CLL, and is now the BTKi class leader in new-patient share in CLL. In addition U.S. sales were also positively impacted by timing of customer order patterns of approximately $15.0 million. BRUKINSA sales in Europe totaled $81.4 million in the second quarter, compared to $26.3 million in the prior-year period, representing growth of 209.2%, driven by increased market share across all major markets, primarily in Germany, Italy, Spain, France and the UK. BRUKINSA sales in China totaled $63.6 million, representing growth of 31.2%. BRUKINSA rest of world sales totaled $13.0 million in the second quarter, representing growth of 31.0% compared to the prior-year period.
Sales of tislelizumab in China totaled $158.3 million in the second quarter, compared to $149.5 million in the prior-year period, representing a 5.9% increase.
Sales of Amgen products in China totaled $90.1 million in the second quarter, compared to $49.6 million in the prior-year period, representing a 81.7% increase, driven primarily by increased XGEVA sales volume.
Collaboration revenue totaled $8.0 million for the three months ended June 30, 2024, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement. Collaboration revenue totaled $41.5 million for the three months ended June 30, 2023, recognized from deferred revenue associated with the former Novartis tislelizumab and ociperlimab collaborations.
Cost of Sales
Cost of sales increased to $138.1 million for the three months ended June 30, 2024 from $96.0 million for the three months ended June 30, 2023, primarily due to increased product sales of BRUKINSA and tislelizumab, as well as sales of in-licensed products from Amgen in China.
Gross Margin
Gross margin on global product sales increased to $783.0 million for the three months ended June 30, 2024, compared to $457.8 million in the prior-year period, primarily due to increased product sales in the current year period. Gross margin as a percentage of product sales increased to 85.0% for the three months ended June 30, 2024, from 82.7% in the comparable period of the prior year. The increase is primarily due to proportionally higher sales mix of global BRUKINSA compared to other products in the portfolio.

Research and Development Expense
Research and development expense increased by $31.7 million, or 7.5%, to $454.5 million for the three months ended June 30, 2024 from $422.8 million for the three months ended June 30, 2023. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended
	June 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$124,762	$129,623	$(4,861)	(3.8)%
Upfront license and development milestone fees	11,500	—	11,500	NM
Amgen co-development expense[1]	22,482	5,457	17,025	312.0%
Total external research and development expenses	158,744	135,080	23,664	17.5%
Internal research and development expenses	295,722	287,684	8,038	2.8%
Total research and development expenses	$454,466	$422,764	$31,702	7.5%

Adjusted research and development expenses[2]	$382,509	$363,735	$18,774	5.2%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended June 30, 2024 totaled $44.4 million, of which $22.5 million was recorded as R&D expense. The remaining $21.9 million was recorded as a reduction of the R&D cost share liability.
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
The increase in external research and development expenses in the second quarter was primarily attributable to an increase in Amgen co-development expense related to timing of study costs and higher development milestone fees.
Internal research and development expense increased modestly by $8.0 million, or 2.8%, to $295.7 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities and control spend.
Selling, General and Administrative Expense

	Three Months Ended
	June 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$443,729	$395,034	$48,695	12.3%
Adjusted selling, general and administrative expenses[1]	$363,922	$331,607	$32,315	9.7%
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
Selling, general and administrative expense increased by $48.7 million, or 12.3%, to $443.7 million for the three months ended June 30, 2024, from $395.0 million for the three months ended June 30, 2023. The increase was primarily attributable to investing in the expansion of our commercial activities to support our product launches, primarily BRUKINSA in the U.S. and Europe to drive continued revenue and margin expansion. Selling, general and administrative expenses as a percentage of product sales were 48.2% in the second quarter of 2024 compared to 71.3% in the prior-year period. We expect selling and marketing expenses to increase in 2024 as product sales increase and we expect selling, general and administrative expenses as a percentage of revenue to decrease gradually throughout 2024.

Interest Income, Net
Interest income, net decreased by $1.8 million, or 12.2%, to $13.2 million for the three months ended June 30, 2024, from $15.1 million for three months ended June 30, 2023. The decrease in interest income, net, was primarily attributable to decreased interest income resulting from lower interest rates on our cash balance. Interest expense remained flat as the increase in interest expense resulting from a higher debt balance was offset by higher interest capitalized related to Hopewell construction in process.
Other Expense, Net
Other expense, net was $12.0 million for the three months ended June 30, 2024, primarily due to foreign exchange losses. For the three months ended June 30, 2023, other expense, net was $63.8 million, primarily due to foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB in the period and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries. The decrease in other expense, net, was primarily due to reduced RMB-denominated cash held by U.S. functional currency entities compared to the prior-year period.

Income Tax Expense
Income tax expense was $14.5 million for the three months ended June 30, 2024 as compared to $13.7 million for the three months ended June 30, 2023. The income tax expense for the three months ended June 30, 2024 and 2023 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue
Total revenue increased to $1,680.8 million, or 61.1%, for the six months ended June 30, 2024, from $1,043.1 million for the six months ended June 30, 2023, primarily due to increased sales of our internally developed products, BRUKINSA and tislelizumab, as well as increased sales of in-licensed products, most notably from the Amgen products.
The following table summarizes the components of revenue for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended
	June 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
Product revenue	$1,668,064	$964,036	$704,028	73.0%
Collaboration revenue:
Research and development service revenue	—	20,380	(20,380)	(100.0)%
Right to access intellectual property revenue	—	52,497	(52,497)	(100.0)%
Other	12,754	6,149	6,605	107.4%
Total collaboration revenue	12,754	79,026	(66,272)	(83.9)%
Total Revenue	$1,680,818	$1,043,062	$637,756	61.1%

Net product revenues consisted of the following:

	Six Months Ended
	June 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
BRUKINSA®	$1,125,914	$519,658	$606,256	116.7%
Tislelizumab	303,687	264,314	39,373	14.9%
XGEVA®	98,435	44,165	54,270	122.9%
BLINCYTO®	33,497	25,524	7,973	31.2%
KYPROLIS®	30,047	15,995	14,052	87.9%
POBEVCY®	28,205	27,764	441	1.6%
REVLIMID®	21,366	45,005	(23,639)	(52.5)%
Other	26,913	21,611	5,302	24.5%
Total product revenue	$1,668,064	$964,036	$704,028	73.0%
Net product revenue increased 73.0% to $1,668.1 million for the six months ended June 30, 2024, compared to $964.0 million in the prior-year period, primarily due to increased sales of BRUKINSA in the U.S. and China and increased sales of tislelizumab in China. In addition, there were increased sales of our in-licensed products from Amgen.
Global sales of BRUKINSA totaled $1,125.9 million in the six months ended June 30, 2024, representing a 116.7% increase compared to the prior-year period. U.S. sales of BRUKINSA totaled $830.8 million in the six months ended June 30, 2024, compared to $362.3 million in the prior-year period, representing growth of 129.3%. U.S. sales continued to accelerate in the period, as BRUKINSA gained share in TN CLL and emerged as the BTKi class leader in new-patient share in CLL. BRUKINSA sales in Europe totaled $148.2 million in the six months ended June 30, 2024, representing growth of 223.5% compared to the prior-year period, driven by continued gains in market share across all major markets.
Sales of tislelizumab in China totaled $303.5 million in the six months ended June 30, 2024, compared to $264.3 million representing a 14.8% increase compared to the prior-year period. In the six months ended June 30, 2024, new patient demand from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab.
Sales of Amgen products in China totaled $162.0 million in the six months ended June 30, 2024, compared to $85.7 million in the prior-year period, driven primarily by increased XGEVA sales volume.
Collaboration revenue totaled $12.8 million for the six months ended June 30, 2024, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement. Collaboration revenue totaled $79.0 million for the six months ended June 30, 2023, recognized from deferred revenue associated with the former Novartis tislelizumab and ociperlimab collaborations.
Cost of Sales
Cost of sales increased to $263.1 million for the six months ended June 30, 2024 from $177.8 million for the six months ended June 30, 2023, primarily due to increased product sales of BRUKINSA and tislelizumab as well as sales of in-licensed products from Amgen in China.
Gross Margin
Gross margin on product sales increased to $1,405.0 million for the six months ended June 30, 2024, compared to $786.3 million in the prior-year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 84.2% for the six months ended June 30, 2024, from 81.6% in the comparable period of the prior year. The increase is primarily due to a proportionally higher sales mix of global BRUKINSA compared to other products in the portfolio.

Research and Development Expense
Research and development expense increased by $83.8 million, or 10.1%, to $915.1 million for the six months ended June 30, 2024 from $831.3 million for the six months ended June 30, 2023. The following table summarizes external clinical, external non-clinical and internal research and development expense for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended
	June 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$247,633	$258,219	$(10,586)	(4.1)%
Upfront license and development milestone fees	46,528	—	46,528	NM
Amgen co-development expense[1]	35,966	23,274	12,692	54.5%
Total external research and development expenses	330,127	281,493	48,634	17.3%
Internal research and development expenses	584,977	549,855	35,122	6.4%
Total research and development expenses	$915,104	$831,348	$83,756	10.1%

Adjusted research and development expenses[2]	$787,949	$725,431	$62,518	8.6%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the six months ended June 30, 2024 totaled $71.0 million, of which $36.0 million was recorded as R&D expense. The remaining $35.0 million was recorded as a reduction of the R&D cost share liability.
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
The increase in external research and development expenses in the six months ended June 30, 2024 was primarily attributable to higher development milestone fees and increases in Amgen co-development expense, partially offset by lower external clinical trial costs as certain programs wind down and we continue efforts to internalize research and clinical trial activities.

Internal research and development expense increased $35.1 million, or 6.4%, to $585.0 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities.
Selling, General and Administrative Expense

	Six Months Ended
	June 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$871,156	$723,533	$147,623	20.4%
Adjusted selling, general and administrative expenses[1]	$736,068	$614,761	$121,307	19.7%
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
Selling, general and administrative expense increased by $147.6 million, or 20.4%, to $871.2 million, for the six months ended June 30, 2024, from $723.5 million for the six months ended June 30, 2023. The increase was primarily attributable to investing in the expansion of our commercial activities to support our product launches, primarily BRUKINSA in the U.S. and Europe to drive continued revenue and margin expansion. Selling, general and administrative expenses as a percentage of product sales were 52.2% for the six months ended June 30, 2024 compared to 75.1% in the prior-year period. We expect selling and marketing expenses to increase in 2024 as product sales increase and we expect selling, general and administrative expenses as a percentage of revenue to decrease gradually throughout 2024.

Interest Income, Net
Interest income, net decreased by $1.7 million, or 5.5%, to $29.4 million for the six months ended June 30, 2024, from $31.1 million for the six months ended June 30, 2023. The decrease in interest income was primarily attributable to lower interest rates earned on our cash and cash equivalents. Interest expense remained flat as the increase in interest expense resulting from a higher debt balance was offset by higher interest capitalized related to Hopewell construction in process.
Other Expense, Net
Other expense, net decreased to $10.2 million for the six months ended June 30, 2024, from $45.5 million for the six months ended June 30, 2023. The decrease in expense was primarily related to foreign exchanges losses resulting from the strengthening of the U.S. dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. functional currency subsidiaries being greater in the prior-year period.
Income Tax Expense
Income tax expense decreased to $22.2 million for the six months ended June 30, 2024, from $25.2 million for the six months ended June 30, 2023. The income tax expense for the six months ended June 30, 2024 and June 30, 2023 was primarily attributable to current U.S. tax expense determined after other special deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.

Non-GAAP Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	( in thousands)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$138,132	$95,990	$263,067	$177,779
Less: Depreciation	2,684	2,180	5,029	4,360
Less: Amortization of intangibles	1,177	840	2,360	1,639
Adjusted cost of sales - products	$134,271	$92,970	$255,678	$171,780

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$454,466	$422,764	$915,104	$831,348
Less: Share-based compensation expenses	55,406	45,948	93,451	79,976
Less: Depreciation	16,551	13,081	33,704	25,941
Adjusted research and development	$382,509	$363,735	$787,949	$725,431

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$443,729	$395,034	$871,156	$723,533
Less: Share-based compensation expenses	75,288	57,381	125,957	98,741
Less: Depreciation	4,519	6,046	9,131	10,031
Adjusted selling, general and administrative	$363,922	$331,607	$736,068	$614,761

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$898,195	$817,986	$1,786,260	$1,555,256
Less: Share-based compensation expenses	130,694	103,329	219,408	178,717
Less: Depreciation	21,070	19,127	42,835	35,972
Less: Amortization of intangibles	—	188	—	375
Adjusted operating expenses	$746,431	$695,342	$1,524,017	$1,340,192

Reconciliation of GAAP to adjusted income (loss) from operations:
GAAP loss from operations	$(107,161)	$(318,715)	$(368,509)	$(689,973)
Plus: Share-based compensation expenses	130,694	103,329	219,408	178,717
Plus: Depreciation	23,754	21,307	47,864	40,332
Plus: Amortization of intangibles	1,177	1,028	2,360	2,014
Adjusted income (loss) from operations	$48,464	$(193,051)	$(98,877)	$(468,910)

Liquidity and Capital Resources
The following table represents our cash and debt balances as of June 30, 2024 and December 31, 2023:

	As of
	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$2,617,931	$3,185,984
Total debt	$1,036,928	$885,984

With the exception of the periods in which we received upfront payments from out-licensing rights to tislelizumab to Novartis, and prior to that BMS, and the third quarter of 2023 where we recorded a large noncash gain from the BMS settlement and accelerated deferred revenue recognition from the Novartis terminations, we have incurred GAAP net losses and negative cash flows from operations since inception, resulting from the funding of our research and development programs and selling, general and administrative expenses to support the commercialization of our products and our global operations. We recognized a net loss of $120.4 million and $371.6 million for the three and six months ended June 30, 2024, respectively, and net losses of $381.1 million and $729.6 million for three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $8.3 billion.
To date, we have financed our operations principally through proceeds from public and private offerings of our common stock (including ADSs), proceeds from debt, and our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash and cash equivalents as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We have also financed our operations and investments with proceeds from debt incurred primarily from various banks both through our subsidiaries and BeiGene, Ltd. of $1.0 billion at June 30, 2024. The majority of those debt obligations, or approximately $851.7 million, owed by BeiGene, Ltd., have due dates within the next 12 months. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations.
On December 15, 2021, we completed our initial public offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”). The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China (“PRC”) in Renminbi (“RMB Shares”). The public offering price of the RMB Shares was RMB 192.60 per ordinary share, or $391.68 per ADS. In this offering, we sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting commissions and offering expenses were $3.4 billion (RMB 21.7 billion). As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors. As of June 30, 2024, the Company had cash remaining related to the STAR Offering proceeds of $0.9 billion.
The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$3,185,984	$3,875,037
Net cash used in operating activities	(404,160)	(857,665)
Net cash (used in) provided by investing activities	(320,863)	308,863
Net cash provided by financing activities	185,310	146,212
Net effect of foreign exchange rate changes	(28,340)	(50,873)
Net decrease in cash, cash equivalents, and restricted cash	(568,053)	(453,463)
Cash, cash equivalents and restricted cash at end of period	$2,617,931	$3,421,574
Operating Activities
Cash flows from operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.
Operating activities used $404.2 million of cash in the six months ended June 30, 2024, principally from our net loss of $371.6 million and an increase in our net operating assets and liabilities of $268.8 million, partially offset by non-cash charges of $236.2 million.
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
Investing activities used $320.9 million of cash in the six months ended June 30, 2024, consisting of capital expenditures of $266.5 million, purchase of IPR&D assets of $31.8 million, purchase of intangible assets of $4.7 million, $20.5 million in purchases of long-term investments and other investing activities, partially offset by sales and maturities of investment securities of $2.7 million.
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
Financing activities provided $185.3 million of cash in the six months ended June 30, 2024, consisting primarily of $9.1 million of net proceeds from long-term loans, $324.4 million of proceeds from short-term loans and $20.4 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, which were partially offset by $14.0 million in repayments of long-term loans and $157.5 million in repayments of short-term bank loans. Our borrowing and repayment cycle is dictated by the short-term maturities of our debt and the ability to increase our borrowings is dependent on interest rates, credit spreads, bank lending capacity and other factors. We expect to repay approximately $851.7 million of loans in the next 12 months and expect to be able to re-finance those on a consistent basis with our historical experience, with the cost of those borrowings depending on prevailing interest rates and credit spreads.
Financing activities provided $146.2 million of cash in the six months ended June 30, 2023, consisting primarily of $15.8 million of net proceeds from long-term bank loans, $161.8 million of proceeds from short-term bank loans and $35.2 million from the exercise of employee share options and proceeds from the issuance of shares through our employee share purchase plan, which were partially offset by $66.6 million in repayment of short-term bank loans.
Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. We hold a significant amount of RMB-denominated deposits at our China subsidiaries. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances as they are translated into U.S. dollars. The impact of foreign currency deposits being translated into the U.S. dollar negatively impacted ending cash by $28.3 million in the six months ended June 30, 2024, compared to a negative impact of $50.9 million in the prior-year period.
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
Furthermore, our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, resulting from the effects of inflationary pressures, recent and potential future bank failures and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with our current financial resources together with our anticipated receipts of accounts receivable and product sales.
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of June 30, 2024:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$58,835	$11,082	$47,753
Purchase commitments	120,366	91,544	28,822
Debt obligations	1,036,928	851,657	185,271
Interest on debt	60,841	40,772	20,069
Co-development funding commitment	412,647	80,312	332,335
Funding commitment	8,154	2,025	6,129
Capital commitments	62,576	62,576	—
Total	$1,760,347	$1,139,968	$620,379
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
Purchase Commitments
As of June 30, 2024, non-cancellable purchase commitments amounted to $120.4 million, of which $28.8 million related to minimum purchase requirements for supply purchased from contract manufacturers and $91.5 million related to binding purchase obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $851.7 million. Total long-term debt obligations are $185.3 million. See Note 10 in the Notes to the Financial Statements for further detail of our debt obligations.

We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include cross-default provisions that could require acceleration of repayment of loans in the event of default. However, our debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact our ability to refinance debt obligations if an event of default occurs. As of June 30, 2024, we were in compliance with all covenants of our material debt agreements.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of June 30, 2024, our remaining co-development funding commitment was $412.6 million.
Funding Commitment
Funding commitment represents our committed capital related to two equity method investments. As of June 30, 2024, our remaining capital commitment was $8.2 million and is expected to be paid from time to time over the investment period.
Capital Commitments
We had capital commitments amounting to $62.6 million for the acquisition of property, plant and equipment as of June 30, 2024, related to various facilities across the globe, including the manufacturing and clinical R&D campus in Hopewell, New Jersey.
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
There have been no material changes to our critical accounting policies as of and for the three and six months ended June 30, 2024, as compared to those described in the section titled “Part I—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
For new accounting policies adopted during the three and six months ended June 30, 2024, see “Part I—Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $735.6 million of outstanding floating rate debt as of June 30, 2024. A 100-basis point increase in interest rates as of June 30, 2024 would increase our annual pre-tax interest expense by approximately $7.4 million.

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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 2.2% in the six months ended June 30, 2024 and depreciated approximately 2.8% in the year ended December 31, 2023, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2024, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ANDA Litigation
On March 8, 2024, the Company filed patent infringement suits under Hatch-Waxman Act against Sandoz Inc. (“Sandoz”) and separately against MSN Pharmaceuticals, Inc. and MSN Laboratories Private Ltd. (collectively “MSN”) in the U.S. District Court for the District of New Jersey. The patent infringement suits are in response to Sandoz’s and MSN’s notices to the Company concerning the filings of Abbreviated New Drug Applications (“ANDAs”) with the U.S. Food and Drug Administration (“FDA”), seeking FDA approval to market a generic version of BRUKINSA along with “Paragraph IV certifications” challenging certain BRUKINSA Orange Book patents for invalidity, unenforceability and/or non-infringement. According to the notices, neither Sandoz nor MSN have challenged BRUKINSA’s composition of matter patent, which remains intact in protecting BRUKINSA from generic competition until its expiration in 2034.
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
•The approval processes of regulatory authorities in the U.S., China, Europe and other comparable regulatory authorities are lengthy, time consuming, costly, and inherently unpredictable. If we experience delays or are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
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
•We manufacture some of our medicines and intend to manufacture some of our drug candidates, if approved. Failure to comply with regulatory requirements could result in sanctions being imposed against us and delays in receiving regulatory approvals for our manufacturing facilities, or damage to, destruction of or interruption of production at such facilities, could delay our development plans or commercialization efforts.
•Changes in the political and economic policies of the PRC government or in relations between China and the U.S. or other governments and the oversight and discretion the PRC government has over the conduct of the business operations of our PRC subsidiaries may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.
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
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available from government health administration authorities, private health insurers and other organizations. In the U.S. and other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our medicines will depend substantially, on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third-party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. For additional information, please see the section of our Annual Report titled “Part I—Item 1—Business—Government Regulation—Pharmaceutical Coverage, Pricing, and Reimbursement.”
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
•economic weakness;
•compliance with tax, employment, immigration and labor laws for employees traveling internationally;
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

•economic and political instability, including as may result from the uncertainty surrounding the 2024 U.S. presidential election; and
•international military conflicts and related sanctions.
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
We are currently focusing our pharmaceutical-industry activities in the major markets of the U.S., China, Europe, and other select countries and regions. These areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes that make for a more complex and costly regulatory compliance burden. Additionally, the China National Medical Products Administration’s (“NMPA”) reform of the medicine and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our medicines and drug candidates in a timely manner. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
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
•a delay in or the inability of health authorities to complete regulatory inspections of our development activities, regulatory filings or manufacturing operations, whether as a result of a public health crisis, government shutdown, resource shortages or other reasons, or our failure to satisfactorily complete such inspections;
•our failure to conduct a clinical trial in accordance with regulatory requirements or our clinical trial protocols; and
•clinical sites, investigators or other participants in our clinical trials deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial.
For example, in 2022, the FDA extended the Prescription Drug User Fee Act goal date for the supplemental new drug application (“sNDA”) for BRUKINSA as a treatment for adult patients with chronic lymphocytic leukemia or small lymphocytic lymphoma by three months, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. In 2022, the FDA deferred action on the BLA for tislelizumab as a second-line treatment for patients with unresectable or metastatic ESCC, citing only the inability to complete inspections due to COVID-19 related restrictions on travel. Additionally, the FDA has recently deferred approval for tislelizumab in first-line unresectable, recurrent, locally advanced, or metastatic ESCC on account of a delay in scheduling clinical site inspections.
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
We are currently conducting and may in the future conduct clinical trials for our drug candidates outside the U.S., including in China. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an on-site inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in drug candidates that we may develop not receiving approval for commercialization in the applicable jurisdictions.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, other than periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $8.3 billion and $8.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.2 billion, $1.5 billion and $1.3 billion of net cash during the years ended December 31, 2023, 2022 and 2021, respectively, and used $404.2 million and $857.7 million of net cash during the six months ended June 30, 2024 and 2023, respectively. We recorded negative net cash flows from operating activities in 2023, 2022 and 2021 primarily due to our net losses of $0.9 billion, $2.0 billion and $1.5 billion, respectively. We cannot assure you that we will be able to generate positive cash flows from operating activities in the future.

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
As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At June 30, 2024, we had approximately $897.9 million invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $2.6 billion, $3.2 billion and $3.9 billion, restricted cash of $25.3 million, $14.2 million and $5.5 million and short-term investments of nil, $2.6 million and $665.3 million as of June 30, 2024, December 31, 2023 and 2022, respectively, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.

As of December 31, 2023, our short-term investments consisted of U.S. Treasury securities, provided that we no longer held any U.S. Treasury securities as of June 30, 2024. To the extent we invest in U.S. Treasury securities in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
When a generic drug company files an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval to market a generic version of any of our products before the expiration of Orange Book listed patents (“OB Patents”) covering such products, this will most likely trigger ANDA litigation. For example, on March 8, 2024, our subsidiaries, BeiGene USA, Inc. and BeiGene Switzerland GmbH, filed patent infringement suits against Sandoz Inc. (“Sandoz”), and MSN Pharmaceuticals, Inc. and MSN Laboratories Private Ltd. (collectively “MSN”), in the U.S. District Court for the District of New Jersey, in response to Sandoz’s and MSN’s notices informing their filings of ANDAs with the FDA. For additional information on this litigation, please see the section of this Quarterly Report titled “Legal Proceedings”. The success of ANDA litigation depends on the strength of the OB Patents and our ability to prove infringement. The outcome of ANDA litigation is inherently uncertain and may result in potential loss of market exclusivity for our products which may have a significant financial impact on product revenue.
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
Although we manufacture commercial supply of tislelizumab, zanubrutinib, and pamiparib at our manufacturing facilities in China, and recently opened our commercial-stage biologics manufacturing and clinical R&D center in New Jersey and a new small molecule manufacturing campus in Suzhou, China, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for tislelizumab with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (“Boehringer Ingelheim”) and entered into a commercial supply agreement for BRUKINSA with Catalent Pharma Solutions, LLC (“Catalent”). In addition, we generally rely on our collaboration partners and their third-party manufacturers for supply of in-licensed medicines in China. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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
We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic collaboration for our medicines and drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort. If and when we collaborate with a third-party for development and commercialization of a medicine or drug candidate, we can expect to relinquish some or all of the control over the future success of that medicine or drug candidate to the third-party. For any medicines or drug candidates that we may seek to in-license from third parties, we may face significant competition from other pharmaceutical or biotechnology companies with greater resources or capabilities than us, and any agreement that we do enter may not result in the anticipated benefits.
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
Xiaodong Wang, Ph.D., our Co-Founder, Chairman of our scientific advisory board, and director; John V. Oyler, our Co-Founder, Chief Executive Officer and Chairman of the board of directors; Xiaobin Wu, Ph.D., our President and Chief Operating Officer; Aaron Rosenberg, our Chief Financial Officer; and the other principal members of our management and scientific teams play a critical role in the Company’s operations and development. Although we have employment agreements or offer letters with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
*We manufacture some of our medicines and intend to manufacture some of our drug candidates, if approved. Failure to comply with regulatory requirements could result in sanctions being imposed against us and delays in receiving regulatory approvals for our manufacturing facilities, or damage to, destruction of or interruption of production at such facilities, could delay our development plans or commercialization efforts.
We currently have multiple manufacturing facilities in China. We recently opened our commercial-stage biologics manufacturing and clinical R&D center in New Jersey and a new small molecule manufacturing campus in Suzhou, China. These facilities may encounter unanticipated delays and expenses in startup operations due to a number of factors, including regulatory requirements. If expansion, regulatory evaluation and/or approval of our facilities are delayed, we may not be able to manufacture sufficient quantities of our medicines and drug candidates, which would limit our development and commercialization activities and our opportunities for growth. Cost overruns associated with constructing or maintaining our facilities could require us to raise additional funds from other sources.
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

Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the non-PRC authorities’ requirements and may be unable to share information outside of China which may disrupt the operation of our business. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China. PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. The Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines, suspension of relevant business, and revocation of business permits or licenses. Moreover, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, effective as of September 2022. According to these measures, personal data processors are subject to security assessment prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor who has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of last year; or (iv) other circumstances as requested by the CAC. Though these measures have already taken effect, substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.
The CAC has taken action against several Chinese internet companies listed on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law of the People’s Republic of China (the “National Security Law”), the Cyber Security Law and the Cybersecurity Review Measures. Effective as of February 2022, the CAC, together with 12 other PRC governmental authorities, promulgated the Revised Cybersecurity Review Measures, pursuant to which critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. The relevant competent governmental authorities may also initiate a cybersecurity review against the relevant operators if the authorities believe that the network product or service or data processing activities of such operators affect or may affect national security. There are still uncertainties as to the exact scope of network product or service or data processing activities that will or may affect national security, and the PRC government authorities may have discretion in the interpretation and enforcement of these measures.
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
Our global operations and those of our third-party contractors and collaborators expose us to natural or man-made disasters, such as earthquakes, hurricanes, floods, fires, explosions, public health crises, such as epidemics or pandemics, terrorist activity, wars, political uncertainty, or other business interruptions outside of our control. Furthermore, we do not maintain any insurance other than property insurance for some of our buildings, vehicles and equipment. Accordingly, unexpected business interruptions resulting from disasters could disrupt our operations and thereby result in substantial costs and diversion of resources. For example, our Guangzhou manufacturing facility was hit by a typhoon in 2019 and although the typhoon did not cause material damage to the facility, the boundary area and the adjacent land were flooded, causing a power outage for a few days. Afterwards, we fortified the facility to help prevent future interruptions. A significant disruption at our manufacturing facilities, even on a short-term basis, could impair our ability to timely produce products, which could have a material adverse effect on our business, financial position and results of operations.
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
China’s Foreign Investment Law and its implementing rule came into force in January 2020. The Foreign Investment Law and its implementing rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the legal requirements for both foreign and domestic investments. There are still uncertainties with respect to the interpretation and implementation of the Foreign Investment Law and its implementing rules. For example, the Foreign Investment Law and its implementing rules provide that foreign invested entities established according to the previous laws regulating foreign investment prior to its implementation may maintain their structure and corporate governance for a five-year transition period. It is uncertain whether governmental authorities may require us to adjust the structure and corporate governance of certain of our Chinese subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly. In addition, the Security Review Rules embody China’s continued efforts to provide a legal regime for national security review comparable to similar procedures in other jurisdictions, such as CFIUS review in the U.S. There are still uncertainties with respect to the interpretation, implementation and enforcement of the Security Review Rules. For example, national security remains undefined and there is no clear guidance on whether the biotechnology industry requires security review and what factors the regulatory authority may consider in determining whether there are security concerns. It is difficult to evaluate the impact of the Security Review Rules on our existing investments or potential investments in China.
It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. According to Article 177 of the PRC Securities Law, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory, which may increase the difficulties you face in protecting your interests. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. For risks associated with investing in us as a Cayman Islands company, see the risk factor titled “Because we are a Cayman Islands company, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.”
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
In February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, requiring Chinese companies that have already directly or indirectly offered and listed securities in overseas markets to fulfill their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. We may have to go through this filing process for any follow-on offerings we conduct on Nasdaq or Hong Kong Stock Exchange. If we fail to complete a filing with the CSRC for any of our follow-on offerings, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2024 and December 31, 2023, these restricted assets totaled $4.3 billion and $4.1 billion, respectively.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us.

In response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar, the People’s Bank of China (“PBOC”) and China’s State Administration of Foreign Exchange (“SAFE”) promulgated a series of measures relating to oversight of capital flow in 2016, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments. The PRC government may continue to strengthen its oversight of capital flow, and more regulations and substantial vetting process may be put forward by the SAFE for cross-border transactions. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.
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
Companies that have experienced volatility in the volume and market price of their shares have been subject to an increased incidence of securities class action litigation, particularly in our industry in recent years. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or reputational harm and divert our management’s attention from other business concerns, and, if adversely determined, could have a material adverse effect on our business, financial condition, and results of operations.
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
As of August 2, 2024, 1,379,529,263 ordinary shares, par value $0.0001 per share, were outstanding, of which 890,252,363 ordinary shares were held in the form of 68,480,951 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 52% of our outstanding ordinary shares as of August 2, 2024. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Dr. Xiaobin Wu (President, Chief Operating Officer)	Adoption (May 13, 2024)	Rule 10b5-1 trading arrangement	Sale	September 5, 2025
Restricted Stock Units (“RSU”) and stock options equaling to up to 218,240 American Depositary Shares (“ADSs”) less any shares sold pursuant to Dr. Wu’s prior 10b5-1 plan, which expired on May 12, 2024, but prior to this trading plan’s selling start date.

Julia Wang (Former Chief Financial Officer)	Adoption (May 22, 2024)	Rule 10b5-1 trading arrangement	Sale	August 29, 2025	78,727 ADSs plus an additional number of ADSs subject to RSUs equal to the net number of shares resulting from applicable RSU vestings after sell-to-cover for withholding tax.
Dr. Lai Wang (Global Head of R&D)	Adoption (June 13, 2024)	Rule 10b5-1 trading arrangement	Sale	September 12, 2025	20,000 ADSs
Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1†	Third Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	6/5/2024	001-37686
10.2†	Fourth Amended and Restated 2018 Employee Share Purchase Plan		8-K (Exhibit 10.2)	6/5/2024	001-37686
10.3†	Offer Letter, effective July 22, 2024, by and between the Registrant and Aaron Rosenberg	X
10.4†	Separation and Transition Agreement, dated July 17, 2024, by and between the Registrant and Julia Wang	X
10.5†	Form of Global Performance Share Unit Award Agreement for Employees under the Third Amended and Restated 2016 Share Option and Incentive Plan	X
10.6†	Form of Global Restricted Share Unit Award Agreement for Employees under the Third Amended and Restated 2016 Share Option and Incentive Plan	X
10.7†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Third Amended and Restated 2016 Share Option and Incentive Plan	X
10.8†	Form of Global Non-Qualified Share Option Agreement for Employees under the Third Amended and Restated 2016 Share Option and Incentive Plan	X
10.9†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Third Amended and Restated 2016 Share Option and Incentive Plan	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

† Indicates a management contract or any compensatory plan, contract or arrangement.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEIGENE, LTD.

Date: August 7, 2024	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Aaron Rosenberg
Aaron Rosenberg
Chief Financial Officer
(Principal Financial Officer)