Form 10-Q
period 2024-09-30
BeiGene, Ltd.
filed 2024-11-12
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 1, 2024, 1,386,034,320 ordinary shares, par value $0.0001 per share, were outstanding, of which 868,958,610 ordinary shares were held in the form of 66,842,970 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares which are ordinary shares issued to permitted investors in China and listed on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi.
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

BeiGene, Ltd.
Quarterly Report on Form 10-Q
From time to time, we may use our website, our X (formerly known as Twitter) account at x.com/BeiGeneGlobal, our LinkedIn account at linkedin.com/company/BeiGene, our Facebook account at facebook.com/BeiGeneGlobal, and our Instagram account at instagram.com/BeiGeneGlobal to disclose material information and to comply with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.beigene.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our X (formerly known as Twitter) posts, our LinkedIn posts and our Instagram posts are not incorporated into, and does not form a part of, this Quarterly Report.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2024	2023	2024	2023
		$	$	$	$
Revenues
Product revenue, net	11	993,447	595,290	2,661,511	1,559,326
Collaboration revenue	3	8,152	186,018	20,906	265,044
Total revenues		1,001,599	781,308	2,682,417	1,824,370
Cost of sales - product		170,462	96,309	433,529	274,088
Gross profit		831,137	684,999	2,248,888	1,550,282
Operating expenses
Research and development		496,179	453,259	1,411,283	1,284,607
Selling, general and administrative		455,223	365,708	1,326,379	1,089,616
Total operating expenses		951,402	818,967	2,737,662	2,374,223
Loss from operations		(120,265)	(133,968)	(488,774)	(823,941)
Interest income, net		10,643	26,649	40,028	57,735
Other income, net		11,318	336,657	1,096	291,142
(Loss) income before income taxes		(98,304)	229,338	(447,650)	(475,064)
Income tax expense	8	23,046	13,925	45,255	39,091
Net (loss) income		(121,350)	215,413	(492,905)	(514,155)

(Loss) earnings per share
Basic	12	(0.09)	0.16	(0.36)	(0.38)
Diluted	12	(0.09)	0.15	(0.36)	(0.38)
Weighted-average shares outstanding—basic		1,376,751,873	1,360,716,279	1,361,216,763	1,358,392,470
Weighted-average shares outstanding—diluted		1,376,751,873	1,390,331,833	1,361,216,763	1,358,392,470

(Loss) earnings per American Depositary Share (“ADS”)
Basic	12	(1.15)	2.06	(4.71)	(4.92)
Diluted	12	(1.15)	2.01	(4.71)	(4.92)
Weighted-average ADSs outstanding—basic		105,903,990	104,670,483	104,708,982	104,491,728
Weighted-average ADSs outstanding—diluted		105,903,990	106,948,603	104,708,982	104,491,728
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
Net (loss) income	(121,350)	215,413	(492,905)	(514,155)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	56,747	(2,559)	15,348	(75,732)
Pension liability adjustments	202	—	608	—
Unrealized holding income (loss), net	—	1,315	(35)	8,218
Comprehensive (loss) income	(64,401)	214,169	(476,984)	(581,669)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		September 30,	December 31,
	Note	2024	2023
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		2,701,933	3,171,800
Accounts receivable, net		569,047	358,027
Inventories, net	5	431,676	416,122
Prepaid expenses and other current assets	9	209,080	257,465
Total current assets		3,911,736	4,203,414
Property, plant and equipment, net	6	1,562,965	1,324,154
Operating lease right-of-use assets		101,046	95,207
Intangible assets, net	7	53,939	57,138
Other non-current assets	9	201,174	125,362
Total non-current assets		1,919,124	1,601,861
Total assets		5,830,860	5,805,275
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		307,532	315,111
Accrued expenses and other payables	9	717,343	693,731
Tax payable	8	14,880	22,951
Operating lease liabilities, current portion		17,707	21,950
Research and development cost share liability, current portion	3	104,067	68,004
Short-term debt	10	863,803	688,366
Total current liabilities		2,025,332	1,810,113
Non-current liabilities:
Long-term bank loans	10	187,513	197,618
Operating lease liabilities, non-current portion		32,454	22,251
Deferred tax liabilities	8	15,935	16,494
Research and development cost share liability, non-current portion	3	82,985	170,662
Other long-term liabilities	9	50,568	50,810
Total non-current liabilities		369,455	457,835
Total liabilities		2,394,787	2,267,948
Commitments and contingencies	17
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 9,500,000,000 shares authorized; 1,386,034,320 and 1,359,513,224 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively		138	135
Additional paid-in capital		11,974,415	11,598,688
Accumulated other comprehensive loss	14	(83,525)	(99,446)
Accumulated deficit		(8,454,955)	(7,962,050)
Total shareholders’ equity		3,436,073	3,537,327
Total liabilities and shareholders’ equity		5,830,860	5,805,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Nine Months Ended September 30,
	Note	2024	2023
		$	$
Operating activities:
Net loss		(492,905)	(514,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		121,516	63,856
Share-based compensation expenses	13	334,001	274,697
Acquired in-process research and development		—	15,000
Amortization of research and development cost share liability	3	(51,614)	(38,569)
Gain on BMS termination settlement	15	—	(362,917)
Other items, net		11,516	13,830
Changes in operating assets and liabilities:
Accounts receivable		(203,744)	(143,511)
Inventories		(12,112)	(52,371)
Other assets		9,505	(17,598)
Accounts payable		13,536	31,366
Accrued expenses and other payables		54,638	50,089
Deferred revenue		477	(255,587)
Other liabilities		(605)	55
Net cash used in operating activities		(215,791)	(935,815)
Investing activities:
Purchases of property, plant and equipment		(400,183)	(404,937)
Purchase of intangible asset		(4,674)	(9,413)
Proceeds from sale or maturity of investments		2,655	567,519
Purchase of in-process research and development		(31,800)	(15,000)
Other investing activities		(20,743)	(15,581)
Net cash (used in) provided by investing activities		(454,745)	122,588
Financing activities:
Proceeds from long-term loan	10	9,053	22,502
Repayment of long-term loan	10	(17,581)	(8,462)
Proceeds from short-term loans	10	324,412	162,614
Repayment of short-term loans	10	(157,490)	(159,576)
Proceeds from option exercises and employee share purchase plan		36,578	52,352
Other financing activities		3,000	—
Net cash provided by financing activities		197,972	69,430
Effect of foreign exchange rate changes, net		8	(50,348)
Net decrease in cash, cash equivalents, and restricted cash		(472,556)	(794,145)
Cash, cash equivalents, and restricted cash at beginning of period		3,185,984	3,875,037
Cash, cash equivalents, and restricted cash at end of period		2,713,428	3,080,892
Supplemental cash flow information:
Cash and cash equivalents		2,701,933	3,067,336
Short-term restricted cash		9,284	11,548
Long-term restricted cash		2,211	2,008
Income taxes paid		54,778	42,516
Interest expense paid		38,162	15,893
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		75,317	107,611
Increase in equity investment from deconsolidation of a subsidiary		40,798	—
Acquired intangible asset included in accounts payable		—	9,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2023	1,359,513,224	135	11,598,688	(99,446)	(7,962,050)	3,537,327
Use of shares reserved for share option exercises	(3,634,952)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	3,646,097	1	15,662	—	—	15,663
Share-based compensation	—	—	88,667	—	—	88,667
Deconsolidation of a subsidiary	—	—	2,052	—	—	2,052
Other comprehensive loss	—	—	—	(32,198)	—	(32,198)
Net loss	—	—	—	—	(251,150)	(251,150)
Balance at March 31, 2024	1,359,524,369	136	11,705,069	(131,644)	(8,213,200)	3,360,361
Issuance of shares reserved for share option exercises	2,418,936	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	17,158,596	1	4,491	—	—	4,492
Share-based compensation	—	—	130,637	—	—	130,637
Other comprehensive loss	—	—	—	(8,830)	—	(8,830)
Net loss	—	—	—	—	(120,405)	(120,405)
Balance at June 30, 2024	1,379,101,901	137	11,840,197	(140,474)	(8,333,605)	3,366,255
Issuance of shares reserved for share option exercises	1,944,995	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	4,987,424	1	19,521	—	—	19,522
Share-based compensation	—	—	114,697	—	—	114,697
Other comprehensive income	—	—	—	56,949	—	56,949
Net loss	—	—	—	—	(121,350)	(121,350)
Balance at September 30, 2024	1,386,034,320	138	11,974,415	(83,525)	(8,454,955)	3,436,073

Balance at December 31, 2022	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355
Use of shares reserved for share option exercises	(98,774)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	6,610,695	1	28,656	—	—	28,657
Share-based compensation	—	—	75,322	—	—	75,322
Other comprehensive income	—	—	—	18,403	—	18,403
Net loss	—	—	—	—	(348,431)	(348,431)
Balance at March 31, 2023	1,362,652,101	136	11,644,957	(59,014)	(7,428,773)	4,157,306
Issuance of shares reserved for share option exercises	220,116	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	13,379,119	1	3,691	—	—	3,692
Share-based compensation	—	—	103,371	—	—	103,371
Other comprehensive loss	—	—	—	(84,673)	—	(84,673)
Net loss	—	—	—	—	(381,137)	(381,137)
Balance at June 30, 2023	1,376,251,336	137	11,752,019	(143,687)	(7,809,910)	3,798,559
Use of shares reserved for share option exercises	(4,689,438)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	4,708,834	—	17,419	—	—	17,419
Cancellation of ordinary shares	(23,273,108)	(2)	(362,915)	—	—	(362,917)
Share-based compensation	—	—	96,004	—	—	96,004
Other comprehensive loss	—	—	—	(1,244)	—	(1,244)
Net income	—	—	—	—	215,413	215,413
Balance at September 30, 2023	1,352,997,624	135	11,502,527	(144,931)	(7,594,497)	3,763,234
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
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
Recent accounting pronouncements
New accounting standards which have not yet been adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amended ASC 280. This update requires disclosure of incremental segment information on an annual and interim basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance, and allocates resources on a consolidated basis. Single reportable segment entities are required to comply with all ASC 280 disclosure requirements. The Company will disclose descriptive information as required under ASC 280 and reference the consolidated financial statements in the segment and geographic information footnote for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025.
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
There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2024, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2024 and December 31, 2023:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of September 30, 2024	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	966,088	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	3,170
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	1,889	160	—
Convertible debt instrument	—	—	4,995
Total	967,977	160	8,165

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	1,052,149	—	—
Prepaid expenses and other current assets:
U.S. Treasury securities	2,600	—	—
Convertible debt instrument	—	—	4,668
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	3,046	542	—
Convertible debt instrument	—	—	4,215
Total	1,057,795	542	8,883
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
The Company holds convertible notes issued by private biotech companies. The Company elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income, net. The Company recorded losses on fair value adjustment of $1,802 and $1,664 for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2024 and December 31, 2023, the Company held time deposits of $15,000 and $42,852 that were classified as cash equivalents, respectively. As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term bank loans approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
Out-Licensing Arrangements
For the three and nine months ended September 30, 2024, the Company’s collaboration revenue consisted primarily of revenue generated under the Novartis broad markets agreement. For the three and nine months ended September 30, 2023, the Company’s collaboration revenue primarily consisted of the recognition of previously deferred revenue from its former collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total collaboration revenue recognized for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue from Collaborators	$	$	$	$
Research and development service revenue	—	59,052	—	79,432
Right to access intellectual property revenue	—	51,978	—	104,475
Material rights revenue	—	71,980	—	71,980
Other	8,152	3,008	20,906	9,157
Total	8,152	186,018	20,906	265,044

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
The following table summarizes collaboration revenue recognized in connection with the China broad markets agreement for the three and nine months ended September 30, 2024 and the terminated ociperlimab option, collaboration and license agreement for the three and nine months ended September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
Research and development service revenue	—	3,569	—	7,153
Right to access intellectual property revenue	—	51,978	—	104,475
Material rights revenue	—	71,980		71,980
China broad markets agreement	5,154	2,954	13,655	5,590
Total	5,154	130,481	13,655	189,198
In-Licensing Arrangements - Commercial
Amgen
During the three and nine months ended September 30, 2024 and 2023, the Company recorded the following amounts related to its collaboration arrangement with Amgen. For a detailed description of the arrangement and related rights and obligation, see the Company’s Form 10-K for the year ended December 31, 2023 filed on February 26, 2024.

Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
Research and development expense	17,015	16,321	52,981	39,595
Amortization of research and development cost share liability	16,575	15,900	51,614	38,569
Total amount due to Amgen for BeiGene’s portion of the development funding	33,590	32,221	104,595	78,164

				As of
				September 30, 2024
				$
Remaining portion of development funding cap				379,057
As of September 30, 2024 and December 31, 2023, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of
	September 30,	December 31,
	2024	2023
	$	$
Research and development cost share liability, current portion	104,067	68,004
Research and development cost share liability, non-current portion	82,985	170,662
Total research and development cost share liability	187,052	238,666
The total reimbursement paid under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and nine months ended September 30, 2024 and 2023 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
Cost of sales - product	10,278	3,159	28,437	4,343
Research and development	(269)	431	(1,413)	1,743
Selling, general and administrative	(21,641)	(14,679)	(60,894)	(44,067)
Total	(11,632)	(11,089)	(33,870)	(37,981)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $43,061 and $152,940 during the three and nine months ended September 30, 2024, respectively, and $18,746 and $58,023 during the three and nine months ended September 30, 2023, respectively. Net amounts payable to Amgen was $89,482 and $55,474 as of September 30, 2024 and December 31, 2023, respectively.

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

Upfront and milestone payments incurred under these arrangements for the three and nine months ended September 30, 2024 and 2023 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or term of the commercialization agreements.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2024	2023	2024	2023
Payments due to collaboration partners	Classification	$	$	$	$
Upfront payments	Research and development expense	—	15,000	27	15,000
Development milestones incurred	Research and development expense	5,000	—	51,500	—
Regulatory and commercial milestone payments	Intangible asset	—	9,379	—	18,612
Total		5,000	24,379	51,527	33,612
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of September 30, 2024 and December 31, 2023 was as follows:

	As of
	September 30,	December 31,
	2024	2023
	$	$
Short-term restricted cash	9,284	11,473
Long-term restricted cash	2,211	2,711
Total	11,495	14,184
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from its offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) in strict compliance with the planned uses as disclosed in the PRC prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of September 30, 2024, the Company had cash remaining related to the STAR Offering proceeds of $787,147.

Investments in Equity Securities
The following table summarizes the Company’s investments in equity securities:

	As of
	September 30,	December 31,
	2024	2023
	$	$
Equity securities with readily determinable fair values [1]
Fair value of Leap common stock	1,889	3,046
Fair value of Leap warrants	160	542
Equity securities without readily determinable fair values
Pi Health, Inc. [2]	40,798	—
Other	55,159	55,860
Equity-method investments	35,233	25,981
Total	133,239	85,429
1 Represents common stock and warrants to purchase additional shares of common stock of Leap Therapeutics, Inc. (“Leap”). The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income, net.
2 In the first quarter of 2024, the Company divested the net assets comprising substantially all of its Pi Health business with a carrying value of $38,063. The consideration received for the divestiture consisted of preferred stock in a newly formed entity, Pi Health, Inc., with a fair value of $40,798 and cash consideration of $1,000. The transaction resulted in a pre-tax gain of $3,735 recorded within other income, net during the nine months ended September 30, 2024. The Company will account for its investment prospectively as a private equity security without a readily determinable fair value and the divestiture is not treated as a discontinued operation in the Statement of Operations and therefore the historical results of operations of the Pi Health business will remain in the Company’s continuing operations.
The following table summarizes unrealized (losses) gains related to investments in equity securities recorded in other income, net for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$

Equity securities with readily determinable fair values	494	(2,291)	(1,539)	(2,927)
Equity securities without readily determinable fair values	—	(5,522)	(797)	(4,441)
Equity-method investments	(2,936)	(2,675)	(7,809)	(5,299)
5. Inventories, Net
The Company’s inventories, net consisted of the following:

	As of
	September 30,	December 31,
	2024	2023
	$	$
Raw materials	147,297	148,772
Work in process	61,985	39,098
Finished goods	222,394	228,252
Total inventories, net	431,676	416,122

6. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	September 30,	December 31,
	2024	2023
	$	$
Land	65,485	65,485
Building	608,004	231,656
Manufacturing equipment	249,371	186,856
Laboratory equipment	236,085	205,349
Leasehold improvement	60,728	60,124
Software, electronics and office equipment	83,814	83,281
Property, plant and equipment, at cost	1,303,487	832,751
Less: accumulated depreciation	(366,165)	(249,212)
Construction in progress	625,643	740,615
Property, plant and equipment, net	1,562,965	1,324,154
The Company has made a significant investment in its newly opened manufacturing and R&D center in Hopewell, New Jersey. In the three months ended September 30, 2024, $256,570 of assets were placed into service. As of September 30, 2024, the Company had construction in progress of $473,833 related to the Hopewell facility, the majority of which will be put into service in the first quarter of 2025.
In March 2024, the Company acquired a land use right and the facility currently being constructed on the land for $75,986. The Company plans to complete the construction of the facility and build a research and development center on the land. Based on the relative fair values of the land use right and construction in progress, $29,721 of the total purchase price was allocated to the land use right and $46,265 was allocated to the construction in progress. In May 2024, the Company acquired additional construction in progress in connection with the properties for $23,443. As of September 30, 2024, title of the land use right was being transitioned to the Company. As such, the purchase price allocated to the land use right was recorded as a long-term prepaid as of September 30, 2024 and will be transferred to operating lease right-of-use asset upon the closing of the transaction.
Depreciation expense was $70,028 and $117,892 for the three and nine months ended September 30, 2024, respectively, and $19,242 and $59,574 for the three and nine months ended September 30, 2023, respectively. Included within depreciation expense for the three and nine months ended September 30, 2024 is $41,808 of accelerated depreciation expense resulting from the move of production to more efficient, larger scale equipment for tislelizumab.
7. Intangible Assets
Intangible assets as of September 30, 2024 and December 31, 2023 are summarized as follows:

	As of
	September 30, 2024			December 31, 2023
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	64,811	(11,465)	53,346	64,274	(7,807)	56,467
Other	8,987	(8,394)	593	8,987	(8,316)	671
Total finite-lived intangible assets	73,798	(19,859)	53,939	73,261	(16,123)	57,138
 Developed products represent post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements.

Amortization expense for developed products is included in cost of sales - product in the accompanying consolidated statements of operations. Amortization expense for other intangible assets is included in selling, general and administrative expense in the accompanying consolidated statements of operations.
The weighted-average life for each finite-lived intangible assets is approximately 12 years. Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
Amortization expense - Cost of sales - product	1,186	981	3,546	2,620
Amortization expense - Selling, general and administrative	78	1,287	78	1,662
Total	1,264	2,268	3,624	4,282
Estimated amortization expense for each of the five succeeding years and thereafter, as of September 30, 2024 is as follows:

Year Ending December 31,	Cost of Sales - Product	Selling, General and Administrative	Total
	$	$	$
2024 (remainder of year)	1,204	17	1,221
2025	4,812	67	4,879
2026	4,812	67	4,879
2027	4,812	67	4,879
2028	4,812	67	4,879
2029 and thereafter	32,894	308	33,202
Total	53,346	593	53,939
8. Income Taxes
Income tax expense was $23,046 and $45,255 for the three and nine months ended September 30, 2024, respectively, and $13,925 and $39,091 for the three and nine months ended September 30, 2023, respectively. The income tax expense for the three and nine months ended September 30, 2024 and 2023 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of September 30, 2024, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of September 30, 2024, the Company had gross unrecognized tax benefits of $17,592. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $1,788 and $3,328 in the three and nine months ended September 30, 2024 primarily due to U.S. federal and state tax credits and incentives.

9. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	September 30,	December 31,
	2024	2023
	$	$
Prepaid research and development costs	60,227	60,476
Prepaid taxes	25,048	37,320
Other receivables	33,967	37,859
Prepaid manufacturing cost	28,849	42,066
Prepaid general and administrative expenses	16,183	14,619
Short-term restricted cash	9,284	11,473
Deposits	7,860	26,753
Prepaid insurance	6,180	8,872
Other current assets	21,482	18,027
Total	209,080	257,465
Other non-current assets consist of the following:

	As of
	September 30,	December 31,
	2024	2023
	$	$
Prepayment of property and equipment [1]	35,963	4,144
Prepaid supply cost	12,779	18,122
Rental deposits and other	9,180	8,195
Prepaid VAT	2,807	2,546
Long-term restricted cash	2,211	2,711
Long-term investments (Note 4)	138,234	89,644
Total	201,174	125,362
1 Includes payment for acquired land use right that was in the process of being transitioned to the Company as of September 30, 2024 (See Note 6).
Accrued expenses and other payables consist of the following:

	As of
	September 30,	December 31,
	2024	2023
	$	$
Revenue rebates and returns related	213,747	139,936
Compensation related	211,856	217,803
External research and development activities related	112,077	162,969
Commercial activities	80,810	87,572
Individual income tax and other taxes	34,550	30,083
Accrued general and administrative expenses	30,830	36,203
Other	33,473	19,165
Total	717,343	693,731

Other long-term liabilities consist of the following:

	As of
	September 30,	December 31,
	2024	2023
	$	$
Deferred government grant income	32,429	34,204
Pension liability	13,022	14,995
Asset retirement obligation	1,140	1,127
Other	3,977	484
Total	50,568	50,810

10. Debt
The following table summarizes the Company’s short-term and long-term debt obligations as of September 30, 2024 and December 31, 2023:

Lender	Line of Credit	Term	Maturity Date	Interest Rate	As of
					September 30, 2024		December 31, 2023
					$	RMB	$	RMB
China Construction Bank	RMB580,000	9-year	June 11, 2027	1	15,675	110,000	14,089	100,000
China Merchants Bank	RMB350,000	9-year	January 20, 2029	2	8,957	62,857	8,856	62,857
China Merchants Bank	RMB378,000	9-year	November 8, 2029	3	7,783	54,620	5,636	40,000
China Merchants Bank	$380,000	1-year	4		380,000	2,666,667	300,000	2,129,321
China Minsheng Bank	$150,000	1-year	December 19, 2024	7.3%	150,000	1,052,632	150,000	1,064,660
China Industrial Bank	RMB 675,000	364-day	March 27, 2025	5	96,188	675,000	—	—
China Merchants Bank	RMB 400,000	1-year	June 5, 2025	3.0%	57,000	400,000	56,356	400,000
HSBC Bank	RMB 340,000	1-year	May 5, 2025	6	48,450	340,000	47,903	340,000
China Industrial Bank	RMB 200,000	1-year	May 29, 2024	—	—	—	28,177	200,000
Shanghai Pudong Development Bank	RMB 700,000	1-year	7	2.9%	99,750	700,000	49,312	350,000
Other short-term debt [8]					—	—	28,037	199,000
Total short-term debt					863,803	6,061,776	688,366	4,885,838

China Construction Bank	RMB580,000	9-year	June 11, 2027	1	51,300	360,000	59,174	420,000
China Merchants Bank	RMB350,000	9-year	January 20, 2029	2	31,350	220,000	37,638	267,143
China Merchants Bank	RMB378,000	9-year	November 8, 2029	3	36,463	255,880	42,337	300,500
China CITIC Bank	RMB480,000	10-year	July 28, 2032	9	68,400	480,000	58,469	415,000
Total long-term bank loans					187,513	1,315,880	197,618	1,402,643
1The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.2% as of September 30, 2024. The loan is secured by BeiGene Guangzhou Factory’s property ownership certificate and fixed assets. The Company repaid $6,886 (RMB50,000) during the nine months ended September 30, 2024.
2The outstanding borrowings bear floating interest rates benchmarking against prevailing interest rates of certain PRC financial institutions. The loan interest rate was 3.7% as of September 30, 2024. The loan is secured by Guangzhou Factory’s second land use right and certain fixed assets in the second phase of the Guangzhou manufacturing facility’s build out. The Company repaid $6,526 (RMB47,143) during the nine months ended September 30, 2024.
3The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.8% as of September 30, 2024. The loan is secured by fixed assets placed into service upon completion of the third phase of the Guangzhou manufacturing facility’s build out. The Company repaid $4,169 (RMB30,000) during the nine months ended September 30, 2024.
4The outstanding borrowings bear floating interest rates benchmarking the secured overnight financing rate. The loan interest rate was 6.7% as of September 30, 2024. $300,000 of the borrowings matures on December 25, 2024, and $80,000 matures on January 27, 2025.
5The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 2.6% as of September 30, 2024.
6The outstanding borrowings bear floating interest rates benchmarking Hong Kong interbank market rate for RMB. The loan interest rate was 5.7% as of September 30, 2024.
7$49,875 (RMB350,000) of the outstanding borrowings matures on November 21, 2024 and March 19, 2025, respectively.
8During the two years ended December 31, 2023, the Company entered into short-term working capital loans with China Industrial Bank and China Merchants Bank to borrow up to RMB875,000 in aggregate. The Company repaid $27,476 (RMB199,000) during the nine months ended September 30, 2024.
9In July 2022, the Company entered into a 10-year bank loan agreement with China CITIC Bank to borrow up to RMB480,000 at a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The Company drew down $9,053 (RMB65,000) during the nine months ended September 30, 2024. The weighted average loan interest rate was 3.7% as of September 30, 2024. The loan is secured by BeiGene Suzhou Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
The Company has numerous financial and non-financial covenants on its debt obligations with various banks and other lenders. Some of these covenants include cross-default provisions that could require acceleration of repayment of loans in the event of default. However, the Company’s debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact the Company’s ability to refinance debt obligations if an event of default occurs. As of September 30, 2024, the Company was in compliance with all covenants of its material debt agreements.

Interest Expense
Interest expense recognized for the three and nine months ended September 30, 2024 was $14,312 and $39,949, respectively, among which, $8,176 and $25,697 was capitalized, respectively. Interest expense recognized for the three and nine months ended September 30, 2023 was $6,630 and $16,095, respectively, among which, $11,632 and $12,404 was capitalized, respectively.
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA in the U.S., Europe, China, and other regions, and tislelizumab in China; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product revenue for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
Product revenue – gross	1,245,589	731,515	3,357,208	1,908,448
Less: Rebates and sales returns	(252,142)	(136,225)	(695,697)	(349,122)
Product revenue – net	993,447	595,290	2,661,511	1,559,326
The following table disaggregates net product revenue by product for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
BRUKINSA®	690,278	357,695	1,816,192	877,353
Tislelizumab	163,351	144,352	467,038	408,666
XGEVA®	63,445	24,456	161,880	68,621
BLINCYTO®	20,215	14,870	53,712	40,394
KYPROLIS®	17,972	11,101	48,019	27,096
POBEVCY®	12,193	14,130	40,398	41,894
REVLIMID®	11,103	14,960	32,469	59,965
Other	14,890	13,726	41,803	35,337
Total product revenue – net	993,447	595,290	2,661,511	1,559,326
The following table presents the roll-forward of accrued revenue rebates and returns for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
	$	$
Balance at beginning of the period	139,936	41,817
Accrual	695,697	349,122
Payments	(621,886)	(278,683)
Balance at end of the period	213,747	112,256

12. (Loss) Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
Numerator:
Net (loss) income	(121,350)	215,413	(492,905)	(514,155)

Denominator:
Weighted-average shares outstanding—basic	1,376,751,873	1,360,716,279	1,361,216,763	1,358,392,470
Effect of dilutive securities:
Stock options, restricted stock units and ESPP shares	—	29,615,554	—	—
Weighted-average shares outstanding—diluted	1,376,751,873	1,390,331,833	1,361,216,763	1,358,392,470

(Loss) earnings per share
Basic	(0.09)	0.16	(0.36)	(0.38)
Diluted	(0.09)	0.15	(0.36)	(0.38)
For the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023, the computation of basic loss per share using the two-class method was not applicable as the Company was in a net loss position, and the effects of all share options, restricted shares, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
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
13. Share-Based Compensation Expense
Share Option and Incentive Plan
During the nine months ended September 30, 2024, the Company granted options for 9,035,663 ordinary shares, restricted share units for 45,696,365 ordinary shares, and performance share units for 2,405,949 ordinary shares under the Company’s share option and incentive plan. As of September 30, 2024, options, restricted share units, and performance share units for ordinary shares outstanding totaled 65,461,567, 85,279,987, and 2,162,082, respectively. As of September 30, 2024, share-based awards to acquire 82,344,989 ordinary shares were available for future grant under the Company’s share option and incentive plan.
Employee Share Purchase Plan
The Company’s employee share purchase plan (the “ESPP”) allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
As of September 30, 2024, 4,953,682 ordinary shares were available for future issuance under the ESPP.

The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
August 31, 2024	1,035,996	$165.02	$12.69	$140.27	$10.78	$11,178
February 29, 2024	1,021,397	$165.65	$12.74	$140.80	$10.83	$11,063
August 31, 2023	794,144	$207.55	$15.97	$176.42	$13.57	$10,777
February 28, 2023	930,582	$171.10	$13.16	$145.44	$11.19	$10,414
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
Share-Based Compensation Expense
The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
Research and development	47,670	44,150	141,121	124,126
Selling, general and administrative	66,933	51,969	192,890	150,710
Total	114,603	96,119	334,011	274,836
14. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

		Unrealized
	Foreign Currency	Gains/(Losses) on	Pension
	Translation	Available-for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
	$	$	$	$
Balance as of December 31, 2023	(87,987)	35	(11,494)	(99,446)
Other comprehensive income (loss) before reclassifications	15,348	(35)	—	15,313
Amounts reclassified from accumulated other comprehensive loss	—	—	608	608
Net-current period other comprehensive income (loss)	15,348	(35)	608	15,921
Balance as of September 30, 2024	(72,639)	—	(10,886)	(83,525)

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
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2024 and December 31, 2023, the net cash of the Company’s PRC subsidiaries amounted to $1,391,444 and $1,837,790, respectively.
17. Commitments and Contingencies
Purchase Commitments
As of September 30, 2024, the Company had non-cancellable purchase commitments amounting to $155,852, of which $29,955 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $125,897 related to binding purchase obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $66,151 for the acquisition of property, plant and equipment as of September 30, 2024, related to various facilities across the globe, including the manufacturing and clinical R&D campus in Hopewell, New Jersey.

Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and development services. As of September 30, 2024, the Company’s remaining co-development funding commitment was $379,057.
Funding Commitment
The Company had committed capital related to two equity-method investments in the amount of $15,056. As of September 30, 2024, the remaining capital commitment was $8,156 and is expected to be paid from time to time over the investment period.
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
Total revenues by geographic area are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	$	$	$	$
U.S. - total revenue	505,462	398,229	1,338,348	815,059
Product revenue	503,745	270,084	1,334,566	632,391
Collaboration revenue	1,717	128,145	3,782	182,668

China - total revenue	375,993	287,935	1,048,439	831,399
Product revenue	370,295	284,981	1,033,069	825,809
Collaboration revenue	5,698	2,954	15,370	5,590

Europe - total revenue	98,265	85,583	247,514	153,273
Product revenue	97,528	30,664	245,760	76,487
Collaboration revenue	737	54,919	1,754	76,786

Rest of world - total revenue	21,879	9,561	48,116	24,639
Product revenue	21,879	9,561	48,116	24,639
Collaboration revenue	—	—	—	—
Total Revenue	1,001,599	781,308	2,682,417	1,824,370

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
Overview
BeiGene’s strong third-quarter results underscore the Company’s global oncology leadership driven by our unique R&D and clinical advantages as well as the tremendous launch trajectory of BRUKINSA.

In the U.S., BRUKINSA, with the broadest label of any BTK inhibitor, is now the leader in new patient starts in both frontline and relapsed/refractory (R/R) CLL in addition to all other approved B-cell malignancies. As the cornerstone of our hematology franchise, BRUKINSA shows tremendous promise for patients as a monotherapy and as a backbone for best-in-class combinations with our late-stage BCL2 inhibitor, sonrotoclax, and BTK degrader BGB-16673. In the solid tumor area, we’re expanding access to our PD-1 inhibitor, TEVIMBRA, for patients worldwide and building global commercial capabilities to support our prolific pipeline of exciting potential cancer medicines. We are laying the foundation for future franchises in breast, lung, and gastrointestinal cancers across three signature platform technologies including multi-specific antibodies, protein degraders, and antibody-drug conjugates. This progress not only highlights our achievements but also emphasizes our commitment to positively impacting patients' lives globally, fostering hope and advancements in the fight against cancer.
Key highlights for the third quarter of 2024 are as follows:
•Continued financial progress with $1 billion in quarterly total revenue, reduced GAAP loss and second consecutive quarter of positive non-GAAP operating income;
•Strengthened franchise leadership in chronic lymphocytic leukemia (CLL) with foundational therapy BRUKINSA, global revenue of $690 million, rapidly progressing pivotal programs for late-stage hematology pipeline; and
•Expanded oncology pipeline with four new molecular entities (NMEs) entering the clinic this quarter (eight year-to-date); reaffirmed on track to achieve goal to enter 10+ by end of year; in-house innovative “Fast to Proof of Concept” strategy quickly explores the clinical potential of molecules in parallel with industry leading speed of execution.
Recent Developments
Recent Business Developments
On October 21, 2024, we announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency issued positive opinions recommending an extended authorization for TEVIMBRA in gastric or gastroesophageal junction adenocarcinoma and esophageal squamous cell carcinoma (“ESCC”).
On October 4, 2024, we announced that TEVIMBRA® (tislelizumab-jsgr) is now available for commercial sale in the U.S. for the treatment of adult patients with unresectable or metastatic ESCC after prior systemic chemotherapy that did not include a PD-(L)1 inhibitor, and subsequently dosed our first TEVIMBRA patient in the U.S.
On September 17, 2024, we announced that the Israeli Ministry of Health approved TEVIMBRA as monotherapy for the treatment of adult patients with unresectable or metastatic oesophageal squamous cell carcinoma after prior systemic chemotherapy.
On August 26, 2024, we announced that the FDA granted Fast Track Designation to BGB-16673, an orally available investigational BTK targeting chimeric degradation activation compound, for adult patients with relapsed or refractory CLL or small lymphocytic lymphoma who have been previously treated with at least two prior lines of therapy, including BTK inhibitor and BCL2 inhibitor.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$993,447	$595,290	$398,157	66.9%	$2,661,511	$1,559,326	$1,102,185	70.7%
Collaboration revenue	8,152	186,018	(177,866)	(95.6)%	20,906	265,044	(244,138)	(92.1)%
Total revenues	1,001,599	781,308	220,291	28.2%	2,682,417	1,824,370	858,047	47.0%
Cost of sales - product	170,462	96,309	74,153	77.0%	433,529	274,088	159,441	58.2%
Gross profit	831,137	684,999	146,138	21.3%	2,248,888	1,550,282	698,606	45.1%
Operating expenses
Research and development	496,179	453,259	42,920	9.5%	1,411,283	1,284,607	126,676	9.9%
Selling, general and administrative	455,223	365,708	89,515	24.5%	1,326,379	1,089,616	236,763	21.7%
Total operating expenses	951,402	818,967	132,435	16.2%	2,737,662	2,374,223	363,439	15.3%
Loss from operations	(120,265)	(133,968)	13,703	(10.2)%	(488,774)	(823,941)	335,167	(40.7)%
Interest income, net	10,643	26,649	(16,006)	(60.1)%	40,028	57,735	(17,707)	(30.7)%
Other income, net	11,318	336,657	(325,339)	(96.6)%	1,096	291,142	(290,046)	(99.6)%
(Loss) income before income taxes	(98,304)	229,338	(327,642)	(142.9)%	(447,650)	(475,064)	27,414	(5.8)%
Income tax expense	23,046	13,925	9,121	65.5%	45,255	39,091	6,164	15.8%
Net (loss) income	$(121,350)	$215,413	$(336,763)	(156.3)%	$(492,905)	$(514,155)	$21,250	(4.1)%
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue
Total revenue increased to $1,001.6 million for the three months ended September 30, 2024, from $781.3 million for the three months ended September 30, 2023, due to an increase in sales of BRUKINSA, tislelizumab, and our in-licensed products from Amgen, partially offset by a decrease in collaboration revenue. Collaboration revenue decreased due to termination of the Novartis collaborations in the prior year.
The following table summarizes the components of revenue for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended
	September 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
Product revenue	$993,447	$595,290	$398,157	66.9%
Collaboration revenue:
Research and development service revenue	—	59,052	(59,052)	(100.0)%
Right to access intellectual property revenue	—	51,978	(51,978)	(100.0)%
Material rights revenue	—	71,980	(71,980)	(100.0)%
Other	8,152	3,008	5,144	171.0%
Total collaboration revenue	8,152	186,018	(177,866)	(95.6)%
Total Revenue	$1,001,599	$781,308	$220,291	28.2%

Net product revenue consisted of the following:

	Three Months Ended
	September 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
BRUKINSA®	$690,278	$357,695	$332,583	93.0%
Tislelizumab	163,351	144,352	18,999	13.2%
XGEVA®	63,445	24,456	38,989	159.4%
BLINCYTO®	20,215	14,870	5,345	35.9%
KYPROLIS®	17,972	11,101	6,871	61.9%
POBEVCY®	12,193	14,130	(1,937)	(13.7)%
REVLIMID®	11,103	14,960	(3,857)	(25.8)%
Other	14,890	13,726	1,164	8.5%
Total product revenue	$993,447	$595,290	$398,157	66.9%
Net product revenue increased 66.9% to $993.4 million for the three months ended September 30, 2024, compared to $595.3 million in the prior-year period, primarily due to continued increases in sales of BRUKINSA globally, driven by significant growth in the U.S. and Europe. In addition, product revenues in the third quarter of 2024 were positively impacted by sales of in-licensed products from Amgen in China and tislelizumab.
Global revenue for BRUKINSA totaled $690.3 million in the third quarter, representing a 93.0% increase compared to the prior-year period; U.S. revenue for BRUKINSA totaled $503.7 million in the third quarter, compared to $270.1 million in the prior-year period, representing growth of 86.5%, due to quarter over quarter demand growth coming primarily from expanded use in CLL as BRUKINSA continued to gain share in CLL new patient starts. BRUKINSA revenue in Europe totaled $97.3 million in the third quarter, compared to $30.7 million in the prior-year period, representing growth of 217.2%, driven by increased market share across all major markets, including Germany, Italy, Spain, France and the UK. BRUKINSA revenue in China totaled $67.8 million, representing growth of 43.0%. BRUKINSA rest of world revenue totaled $21.4 million in the third quarter, representing growth of 125.0% compared to the prior-year period.
Revenue for tislelizumab in China totaled $162.9 million in the third quarter, compared to $144.4 million in the prior-year period, representing a 12.8% increase. Certain additional tislelizumab indications are eligible for 2025 NRDL inclusion. We do not believe price reductions resulting from inclusion, if any, will be significant.
Revenue for Amgen products in China totaled $101.6 million in the third quarter, compared to $50.4 million in the prior-year period, representing a 101.5% increase, driven primarily by increased XGEVA sales volume.
Collaboration revenue totaled $8.2 million for the three months ended September 30, 2024, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement. Collaboration revenue totaled $186.0 million for the three months ended September 30, 2023, recognized from deferred revenue associated with the former Novartis tislelizumab and ociperlimab collaborations.
Gross Margin
Gross margin on global product sales increased to $823.0 million for the three months ended September 30, 2024, compared to $499.0 million in the prior-year period, primarily due to increased product sales in the current year period. Gross margin as a percentage of product sales decreased to 82.8% for the three months ended September 30, 2024, from 83.8% in the comparable period of the prior year. The decrease is the result of accelerated depreciation expense of $16.9 million resulting from the move to more efficient, larger scale production lines for tislelizumab, with a similar amount to be incurred in the fourth quarter related to this move. On an adjusted basis, gross margin as a percentage of product sales increased to 84.9%, from 84.4% in the comparable period of the prior year due to proportionally higher sales mix of global BRUKINSA compared to other products in the portfolio.

Research and Development Expense
Research and development expense increased by $42.9 million, or 9.5%, to $496.2 million for the three months ended September 30, 2024 from $453.3 million for the three months ended September 30, 2023. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended
	September 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$149,026	$126,301	$22,725	18.0%
Upfront license and development milestone fees	5,000	15,000	(10,000)	(66.7)%
Amgen co-development expense[1]	17,015	15,832	1,183	7.5%
Total external research and development expenses	171,041	157,133	13,908	8.9%
Internal research and development expenses	325,138	296,126	29,012	9.8%
Total research and development expenses	$496,179	$453,259	$42,920	9.5%

Adjusted research and development expenses[2]	$405,545	$396,146	$9,399	2.4%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended September 30, 2024 totaled $33.6 million, of which $17.0 million was recorded as R&D expense. The remaining $16.6 million was recorded as a reduction of the R&D cost share liability.
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
The increase in external research and development expenses in the third quarter was primarily attributable to an increase in external costs of development programs primarily due to advancing preclinical programs into the clinic and early clinical programs into late stage, slightly offset by lower development upfront and milestone fees.
Internal research and development expense increased modestly by $29.0 million, or 9.8%, to $325.1 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities and control spend. Included within internal research and development expense for the three months ended September 30, 2024 is $24.9 million of accelerated depreciation expense related to the move of clinical production to larger, more efficient production lines with approximately $2.0 million remaining to be incurred in the fourth quarter.
Selling, General and Administrative Expense

	Three Months Ended
	September 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$455,223	$365,708	$89,515	24.5%
Adjusted selling, general and administrative expenses[1]	$380,737	$308,493	$72,244	23.4%
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

Selling, general and administrative expense increased by $89.5 million, or 24.5%, to $455.2 million for the three months ended September 30, 2024, from $365.7 million for the three months ended September 30, 2023. The increase was primarily attributable to investing in the expansion of our commercial activities to support our product launches, primarily BRUKINSA in the U.S. and Europe to drive continued revenue and margin expansion. Selling, general and administrative expenses as a percentage of product sales were 45.8% in the third quarter of 2024 compared to 61.4% in the prior-year period. We expect continued investment growth in selling and marketing expenses as our product sales increase.
Interest Income, Net
Interest income, net decreased by $16.0 million, or 60.1%, to $10.6 million for the three months ended September 30, 2024, from $26.6 million for three months ended September 30, 2023. The decrease in interest income, net, was primarily attributable to decreased interest income resulting from lower interest rates on our cash and cash equivalents balance. Interest expense increased resulting from a higher debt balance and lower interest capitalized related to Hopewell construction in process.
Other Income, Net
Other income, net was $11.3 million for the three months ended September 30, 2024, primarily due to foreign exchange gains. For the three months ended September 30, 2023, other income, net was $336.7 million, primarily due to the noncash gain recorded for the receipt of ordinary shares resulting from the BMS settlement and government subsidy income, partially offset by foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB in the period and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries and unrealized losses on our equity investments.

Income Tax Expense
Income tax expense was $23.0 million for the three months ended September 30, 2024 as compared to $13.9 million for the three months ended September 30, 2023. The income tax expense for the three months ended September 30, 2024 and 2023 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue
Total revenue increased to $2,682.4 million, or 47.0%, for the nine months ended September 30, 2024, from $1,824.4 million for the nine months ended September 30, 2023, primarily due to increased sales of our internally developed products, BRUKINSA and tislelizumab, as well as increased sales of in-licensed products, most notably from the Amgen products.
The following table summarizes the components of revenue for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended
	September 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
Product revenue	$2,661,511	$1,559,326	$1,102,185	70.7%
Collaboration revenue:
Research and development service revenue	—	79,432	(79,432)	(100.0)%
Right to access intellectual property revenue	—	104,475	(104,475)	(100.0)%
Material rights revenue	—	71,980	(71,980)	(100.0)%
Other	20,906	9,157	11,749	128.3%
Total collaboration revenue	20,906	265,044	(244,138)	(92.1)%
Total Revenue	$2,682,417	$1,824,370	$858,047	47.0%

Net product revenue consisted of the following:

	Nine Months Ended
	September 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
BRUKINSA®	$1,816,192	$877,353	$938,839	107.0%
Tislelizumab	467,038	408,666	58,372	14.3%
XGEVA®	161,880	68,621	93,259	135.9%
BLINCYTO®	53,712	40,394	13,318	33.0%
KYPROLIS®	48,019	27,096	20,923	77.2%
POBEVCY®	40,398	41,894	(1,496)	(3.6)%
REVLIMID®	32,469	59,965	(27,496)	(45.9)%
Other	41,803	35,337	6,466	18.3%
Total product revenue	$2,661,511	$1,559,326	$1,102,185	70.7%
Net product revenue increased 70.7% to $2,661.5 million for the nine months ended September 30, 2024, compared to $1,559.3 million in the prior-year period, primarily due to increased sales of BRUKINSA in the U.S. and China and increased sales of tislelizumab in China. In addition, there were increased sales of our in-licensed products from Amgen.
Global revenue for BRUKINSA totaled $1,816.2 million in the nine months ended September 30, 2024, representing a 107.0% increase compared to the prior-year period. U.S. revenue for BRUKINSA totaled $1,334.6 million in the nine months ended September 30, 2024, compared to $632.4 million in the prior-year period, representing growth of 111.0%. U.S. volume growth continued to accelerate in the period due primarily to demand growth coming from expanded use in CLL as BRUKINSA continued to gain share in CLL new patient starts. BRUKINSA revenue in Europe totaled $245.5 million in the nine months ended September 30, 2024, representing growth of 221.0% compared to the prior-year period, driven by continued gains in market share across all major markets.
Revenue for tislelizumab in China totaled $466.4 million in the nine months ended September 30, 2024, compared to $408.7 million representing a 14.1% increase compared to the prior-year period. In the nine months ended September 30, 2024, new patient demand volume resulting from broader reimbursement and further expansion of our salesforce and hospital listings continued to drive increased market penetration and market share for tislelizumab. Certain additional tislelizumab indications are eligible for 2025 NRDL inclusion. We do not believe price reductions resulting from inclusion, if any, will be significant.
Revenue for Amgen products in China totaled $263.6 million in the nine months ended September 30, 2024, compared to $136.1 million in the prior-year period, driven primarily by increased XGEVA demand since the NRDL inclusion.
Collaboration revenue totaled $20.9 million for the nine months ended September 30, 2024, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement. Collaboration revenue totaled $265.0 million for the nine months ended September 30, 2023, recognized from deferred revenue associated with the former Novartis tislelizumab and ociperlimab collaborations.
Gross Margin
Gross margin on product sales increased to $2,228.0 million for the nine months ended September 30, 2024, compared to $1,285.2 million in the prior-year period, primarily due to increased product revenue in the current year period. On a GAAP basis, gross margin as a percentage of product sales increased to 83.7% for the nine months ended September 30, 2024, from 82.4% in the comparable period of the prior year. The increase is primarily due to a proportionally higher sales mix of global BRUKINSA compared to other products in the portfolio, slightly offset by the impact of accelerated depreciation expense of $16.9 million resulting from the move to more efficient, larger scale production lines for tislelizumab, with a similar amount to be incurred in the fourth quarter related to this move. On an adjusted basis, which does not include the accelerated depreciation, gross margin as a percentage of product sales increased to 84.8% for the nine months ended September 30, 2024, from 83.0% in the comparable period of the prior year.

Research and Development Expense
Research and development expense increased by $126.7 million, or 9.9%, to $1,411.3 million for the nine months ended September 30, 2024 from $1,284.6 million for the nine months ended September 30, 2023. The following table summarizes external clinical, external non-clinical and internal research and development expense for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended
	September 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$396,659	$384,520	$12,139	3.2%
Upfront license and development milestone fees	51,528	15,000	36,528	243.5%
Amgen co-development expense[1]	52,981	39,106	13,875	35.5%
Total external research and development expenses	501,168	438,626	62,542	14.3%
Internal research and development expenses	910,115	845,981	64,134	7.6%
Total research and development expenses	$1,411,283	$1,284,607	$126,676	9.9%

Adjusted research and development expenses[2]	$1,193,494	$1,121,577	$71,917	6.4%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the nine months ended September 30, 2024 totaled $104.6 million, of which $53.0 million was recorded as R&D expense. The remaining $51.6 million was recorded as a reduction of the R&D cost share liability.
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
The increase in external research and development expenses in the nine months ended September 30, 2024 was primarily attributable to higher development milestone fees, increases in Amgen co-development expense, and higher external clinical trial costs.

Internal research and development expense increased $64.1 million, or 7.6%, to $910.1 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities. Included within internal research and development expenses for the nine months ended September 30, 2024 is $24.9 million of accelerated depreciation expense related to the move of clinical production to larger, more efficient production lines with approximately $2.0 million remaining to be incurred in the fourth quarter.
Selling, General and Administrative Expense

	Nine Months Ended
	September 30,		Changes
	2024	2023	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$1,326,379	$1,089,616	$236,763	21.7%
Adjusted selling, general and administrative expenses[1]	$1,116,805	$923,254	$193,551	21.0%
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

Selling, general and administrative expense increased by $236.8 million, or 21.7%, to $1,326.4 million, for the nine months ended September 30, 2024, from $1,089.6 million for the nine months ended September 30, 2023. The increase was primarily attributable to investing in the expansion of our commercial activities to support our product launches, primarily BRUKINSA in the U.S. and Europe to drive continued revenue and margin expansion. Selling, general and administrative expenses as a percentage of product sales were 49.8% for the nine months ended September 30, 2024 compared to 69.9% in the prior-year period. We expect continued investment growth in selling and marketing expenses as our product sales increase.
Interest Income, Net
Interest income, net decreased by $17.7 million, or 30.7%, to $40.0 million for the nine months ended September 30, 2024, from $57.7 million for the nine months ended September 30, 2023. The decrease in interest income was primarily attributable to lower interest rates earned on our cash and cash equivalents. Interest expense increased resulting from a higher debt balance, slightly offset by an increase in interest capitalization related to Hopewell construction.
Other Income, Net
Other income, net was $1.1 million for the nine months ended September 30, 2024, primarily due to foreign exchange gains. For the nine months ended September 30, 2023, other income, net was $291.1 million, primarily due to the noncash gain recorded for the receipt of ordinary shares resulting from the BMS settlement and government subsidy income, partially offset by foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB in the period and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries and unrealized losses on our equity investments.
Income Tax Expense
Income tax expense increased to $45.3 million for the nine months ended September 30, 2024, from $39.1 million for the nine months ended September 30, 2023. The income tax expense for the nine months ended September 30, 2024 and 2023 was primarily attributable to current U.S. tax expense determined after other special deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.

Non-GAAP Reconciliation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	( in thousands)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$170,462	$96,309	$433,529	$274,088
Less: Depreciation	19,589	2,320	24,618	6,680
Less: Amortization of intangibles	1,186	981	3,546	2,620
Adjusted cost of sales - products	$149,687	$93,008	$405,365	$264,788

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$496,179	$453,259	$1,411,283	$1,284,607
Less: Share-based compensation expenses	47,670	44,150	141,121	124,126
Less: Depreciation	42,964	12,963	76,668	38,904
Adjusted research and development	$405,545	$396,146	$1,193,494	$1,121,577

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$455,223	$365,708	$1,326,379	$1,089,616
Less: Share-based compensation expenses	66,933	51,969	192,890	150,710
Less: Depreciation	7,475	3,959	16,606	13,990
Less: Amortization of intangibles	78	1,287	78	1,662
Adjusted selling, general and administrative	$380,737	$308,493	$1,116,805	$923,254

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$951,402	$818,967	$2,737,662	$2,374,223
Less: Share-based compensation expenses	114,603	96,119	334,011	274,836
Less: Depreciation	50,439	16,922	93,274	52,894
Less: Amortization of intangibles	78	1,287	78	1,662
Adjusted operating expenses	$786,282	$704,639	$2,310,299	$2,044,831

Reconciliation of GAAP to adjusted income (loss) from operations:
GAAP loss from operations	$(120,265)	$(133,968)	$(488,774)	$(823,941)
Plus: Share-based compensation expenses	114,603	96,119	334,011	274,836
Plus: Depreciation	70,028	19,242	117,892	59,574
Plus: Amortization of intangibles	1,264	2,268	3,624	4,282
Adjusted income (loss) from operations	$65,630	$(16,339)	$(33,247)	$(485,249)

Liquidity and Capital Resources
The following table represents our cash and debt balances as of September 30, 2024 and December 31, 2023:

	As of
	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$2,713,428	$3,185,984
Total debt	$1,051,316	$885,984

To date, we have financed our operations principally through proceeds from public and private offerings of our common stock (including ADSs), proceeds from debt, and our collaborations, together with product sales since September 2017. Based on our current operating plan, we expect that our existing cash and cash equivalents as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after the date that the financial statements included in this report are issued. We have also financed our operations and investments with proceeds from debt incurred primarily from various banks both through our subsidiaries and BeiGene, Ltd. of $1.1 billion at September 30, 2024. The majority of those debt obligations, or approximately $863.8 million, owed by BeiGene, Ltd., have due dates within the next 12 months. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations.
On December 15, 2021, we completed our initial public offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”). The shares offered in the STAR Offering were issued to and subscribed for by permitted investors in the People’s Republic of China (“PRC”) in Renminbi (“RMB Shares”). The public offering price of the RMB Shares was RMB 192.60 per ordinary share, or $391.68 per ADS. In this offering, we sold 115,055,260 ordinary shares. Net proceeds after deducting underwriting commissions and offering expenses were $3.4 billion (RMB 21.7 billion). As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors. As of September 30, 2024, the Company had cash remaining related to the STAR Offering proceeds of $0.8 billion.
The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$3,185,984	$3,875,037
Net cash used in operating activities	(215,791)	(935,815)
Net cash (used in) provided by investing activities	(454,745)	122,588
Net cash provided by financing activities	197,972	69,430
Net effect of foreign exchange rate changes	8	(50,348)
Net decrease in cash, cash equivalents, and restricted cash	(472,556)	(794,145)
Cash, cash equivalents and restricted cash at end of period	$2,713,428	$3,080,892
Operating Activities
Cash used in operating activities improved $720.0 million in the nine months ended September 30, 2024, versus the prior year period due to our significantly improved revenue and $698.6 million of increase in gross margin in the current year period, offset by continued funding of our development pipeline, commercial operations and increasing working capital to support our global expansion.
Investing Activities
Investing activities used $454.7 million of cash in the nine months ended September 30, 2024, compared to $122.6 million of cash provided in the prior year period due primarily to a decrease in proceeds from sales and maturities of investment securities.
Financing Activities
Financing activities provided $198.0 million of cash in the nine months ended September 30, 2024, compared to $69.4 million in the prior year period due primarily to higher proceeds from short-term bank loans in the current year period.
Our borrowing and repayment cycle is dictated by the short-term maturities of our debt and the ability to increase our borrowings is dependent on interest rates, credit spreads, bank lending capacity and other factors. We expect to repay approximately $863.8 million of loans in the next 12 months and expect to be able to re-finance those on a consistent basis with our historical experience, with the cost of those borrowings depending on prevailing interest rates and credit spreads.

Effects of Exchange Rates on Cash
We have substantial operations in the PRC, which generate a significant amount of RMB-denominated cash from product sales and require a significant amount of RMB-denominated cash to pay our obligations. We hold a significant amount of RMB-denominated deposits at our China subsidiaries. Since the reporting currency of the Company is the U.S. dollar, periods of volatility in exchange rates may have a significant impact on our consolidated cash balances as they are translated into U.S. dollars. The impact of foreign currency deposits being translated into the U.S. dollar positively impacted ending cash by $8.0 thousand in the nine months ended September 30, 2024, compared to a negative impact of $50.3 million in the prior-year period.
Future Liquidity and Material Cash Requirements
Until such time, if ever, as we can generate sustained positive operating cash flow, we will continue to use existing cash and net proceeds from short-term financing (see Financing Activities above) to fund our capital expansion needs and business development goals. We may be required to finance our incremental cash needs through a combination of equity offerings, new debt financings, collaboration agreements, strategic alliances, licensing arrangements, government grants, and other available sources. Under the rules of the U.S. Securities and Exchange Commissions (“SEC”), we currently qualify as a “well-known seasoned issuer,” which allows us to file shelf registration statements to register an unspecified amount of securities that are effective upon filing. In May 2023, we filed such a shelf registration statement with the SEC for the issuance of an unspecified amount of ordinary shares (including in the form of ADSs), preferred shares, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement was effective upon filing and will remain in effect for up to three years from filing, prior to which time we may file another shelf registration statement that will be effective for up to three years from filing.
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
Furthermore, our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, resulting from the effects of inflationary pressures, previous and potential future bank failures and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. If we are unable to raise additional funds through equity or debt financings, collaborations or other sources when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with our current financial resources together with our anticipated receipts of accounts receivable and product sales.

Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of September 30, 2024:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$55,381	$4,595	$50,786
Purchase commitments	155,852	125,897	29,955
Debt obligations	1,051,316	863,803	187,513
Interest on debt	39,657	21,830	17,827
Co-development funding commitment	379,057	40,424	338,633
Funding commitment	8,156	2,025	6,131
Capital commitments	66,151	66,151	—
Total	$1,755,570	$1,124,725	$630,845
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
Purchase Commitments
As of September 30, 2024, non-cancellable purchase commitments amounted to $155.9 million, of which $30.0 million related to minimum purchase requirements for supply purchased from contract manufacturers and $125.9 million related to binding purchase obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months is $863.8 million. Total long-term debt obligations are $187.5 million. See Note 10 in the Notes to the Financial Statements for further detail of our debt obligations.
We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include cross-default provisions that could require acceleration of repayment of loans in the event of default. However, our debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact our ability to refinance debt obligations if an event of default occurs. As of September 30, 2024, we were in compliance with all covenants of our material debt agreements.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of September 30, 2024, our remaining co-development funding commitment was $379.1 million.
Funding Commitment
Funding commitment represents our committed capital related to two equity method investments. As of September 30, 2024, our remaining capital commitment was $8.2 million and is expected to be paid from time to time over the investment period.

Capital Commitments
We had capital commitments amounting to $66.2 million for the acquisition of property, plant and equipment as of September 30, 2024, related to various facilities across the globe, including the manufacturing and clinical R&D campus in Hopewell, New Jersey.
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
There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2024, as compared to those described in the section titled “Part I—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
For new accounting policies adopted during the three and nine months ended September 30, 2024, see “Part I—Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $744.6 million of outstanding floating rate debt as of September 30, 2024. A 100-basis point increase in interest rates as of September 30, 2024 would increase our annual pre-tax interest expense by approximately $7.4 million.
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
RMB is not freely convertible into foreign currencies for capital account transactions. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 1.1% in the nine months ended September 30, 2024 and depreciated approximately 2.8% in the year ended December 31, 2023, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 30, 2024, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ANDA Litigation
On March 8, 2024, the Company filed patent infringement suits under Hatch-Waxman Act against Sandoz Inc. (“Sandoz”) and separately against MSN Pharmaceuticals, Inc. and MSN Laboratories Private Ltd. (collectively “MSN”) in the U.S. District Court for the District of New Jersey. The patent infringement suits are in response to Sandoz’s and MSN’s notices to the Company concerning the filings of Abbreviated New Drug Applications (“ANDAs”) with the U.S. Food and Drug Administration (“FDA”), seeking FDA approval to market a generic version of BRUKINSA along with “Paragraph IV certifications” challenging certain BRUKINSA Orange Book patents for invalidity, unenforceability and/or non-infringement. According to the notices, neither Sandoz nor MSN have challenged BRUKINSA’s composition of matter patent, which remains intact in protecting BRUKINSA from generic competition until its expiration in 2034. On August 15, 2024, the court entered a joint stipulation and order dismissing the suit against Sandoz. The suit against MSN is currently stayed until November 14, 2024.
AbbVie Litigation
On September 6, 2024, AbbVie Inc. filed a complaint in the U.S. District Court for the Northern District of Illinois against the Company, one of its wholly-owned subsidiaries and an individual scientist, alleging misappropriation of trade secrets concerning the Company’s Bruton’s tyrosine kinase (“BTK”) degrader program, including the lead compound, BGB-16673. The complaint seeks an unspecified amount of monetary damages, declaratory judgment, restitution and other equitable remedies. The Company will vigorously defend against the claims and file its response to AbbVie’s complaint by December 19, 2024.
Item 1A. Risk Factors
The following section includes material factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our financial statements and the related notes and “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs, ordinary shares or RMB Shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our ADSs, ordinary shares or RMB Shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Please refer to the explanation of the qualifications and limitation on forward-looking statements set forth at the outset of “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•If we are unable to obtain and maintain patent protection for our medicines and drug candidates, we may lose market exclusivities in our medicines.
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
•The PRC government may intervene or influence our operations at any time, and has the ability to exert significant oversight and control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.
•There are uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, and rules and regulations in China can change quickly with little advance notice.
•Filing or other procedures with the China Securities Regulatory Commission (“CSRC”) or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to complete such filing or other procedures. If we fail to complete a filing with the CSRC, our future offering application may be impacted and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
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
*We have operations in the U.S., China, Europe, and other markets and plan to expand in these and new markets on our own or with collaborators, which exposes us to risks of conducting business in international markets.
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
For example, in 2022, the FDA extended the Prescription Drug User Fee Act goal date for the supplemental new drug application (“sNDA”) for BRUKINSA as a treatment for adult patients with chronic lymphocytic leukemia or small lymphocytic lymphoma by three months, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. In 2022, the FDA deferred action on the BLA for tislelizumab as a second-line treatment for patients with unresectable or metastatic ESCC, citing only the inability to complete inspections due to COVID-19 related restrictions on travel. In 2024, the FDA deferred approval for tislelizumab in first-line unresectable, recurrent, locally advanced, or metastatic ESCC on account of a delay in scheduling clinical site inspections.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, other than periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $8.5 billion and $8.0 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $1.2 billion, $1.5 billion and $1.3 billion of net cash during the years ended December 31, 2023, 2022 and 2021, respectively, and used $215.8 million and $935.8 million of net cash during the nine months ended September 30, 2024 and 2023, respectively. We recorded negative net cash flows from operating activities in 2023, 2022 and 2021 primarily due to our net losses of $0.9 billion, $2.0 billion and $1.5 billion, respectively. We cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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
As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At September 30, 2024, we had approximately $966.1 million invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $2.7 billion, $3.2 billion and $3.9 billion, restricted cash of $11.5 million, $14.2 million and $5.5 million and short-term investments of nil, $2.6 million and $665.3 million as of September 30, 2024, December 31, 2023 and 2022, respectively, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of December 31, 2023, our short-term investments consisted of U.S. Treasury securities, provided that we no longer held any U.S. Treasury securities as of September 30, 2024. To the extent we invest in U.S. Treasury securities in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

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
Risks Related to Our Intellectual Property
*If we are unable to obtain and maintain patent protection for our medicines and drug candidates, we may lose market exclusivities in our medicines.
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
However, filing, prosecuting and maintaining patents/patent applications in all countries worldwide could be prohibitively expensive. As the patent laws of different countries vary, our patent applications may not be granted in all countries and the issued patents may have various scope and enforceabilities. In addition, different countries may provide varying regulatory exclusivities to pharmaceutical drugs, and some countries provide no regulatory exclusivities. Consequently, we may not have the same patent protection or exclusivities to our medicines or drug candidates in all countries worldwide. Further, given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our patents and patent applications may not provide us with sufficient length of exclusivities to our medicines or drug candidates. The issued patents and pending patent applications, if issued, for our medicines and drug candidates are expected to expire on various dates as described in “Part I—Item 1—Business—Intellectual Property” of our Annual Report. Upon expiration, we may no longer have exclusivities on the corresponding medicines or drug candidates.
Moreover, issued patents may be invalidated for a number of reasons, including known or unknown prior art, deficiencies in the patent applications or the lack of novelty or inventive step of the underlying invention or technology.
Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
*We have been and may further become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful. Our patent rights relating to our medicines and drug candidates could be found invalid, unenforceable or not infringed by a court or government patent authorities.
Third parties may infringe, misappropriate or otherwise violate our intellectual property rights. Litigation may be necessary to enforce or defend our intellectual property rights or to protect our trade secrets. This can be expensive and time consuming. The third parties may also challenge the validity or enforceability of our patents.

When a generic drug company files an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval to market a generic version of any of our products before the expiration of Orange Book listed patents (“OB Patents”) covering such products, this will most likely trigger ANDA litigation. For example, on March 8, 2024, our subsidiaries, BeiGene USA, Inc. and BeiGene Switzerland GmbH, filed patent infringement suits against Sandoz Inc. (“Sandoz”), and MSN Pharmaceuticals, Inc. and MSN Laboratories Private Ltd. (collectively “MSN”), in the U.S. District Court for the District of New Jersey, in response to Sandoz’s and MSN’s notices informing their filings of ANDAs with the FDA regarding BRUKINSA. For additional information on this litigation, please see the section of this Quarterly Report titled “Legal Proceedings”. The success of ANDA litigation depends on the strength of the OB Patents and our ability to prove infringement. The outcome of ANDA litigation is inherently uncertain and may result in potential loss of market exclusivity for our products which may have a significant financial impact on product revenue.
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
*Lawsuits alleging infringing of intellectual property rights of third parties could be costly and time consuming and could prevent or delay us from developing or commercializing our medicines or drug candidates.
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
Even in the absence of litigation, we may seek to obtain licenses from third parties to mitigate freedom to operate risks and as a result, could impose costly royalty and other fees and expenses on us.

*If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. We may also be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of others.
In addition to our issued patent and pending patent applications, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position and to protect our medicines and drug candidates. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, any of these parties may breach such agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time- consuming, and the outcome is unpredictable. If any of our trade secrets were lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us and our competitive position would be harmed.
Furthermore, many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and in some cases non-competition agreements in connection with their previous employment. Our employees may also have access to trade secrets of our collaboration partners. Although we try our best to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have misappropriated trade secrets or other proprietary information, of any such employees’ former employers. For example, in September 2024, AbbVie filed a lawsuit alleging misappropriation of certain trade secrets concerning our Bruton’s tyrosine kinase degrader program, including lead compound BGB-16673. Defending against such claims could result in substantial costs and be a distraction to management. If we fail in defending any such claims, we may need to pay monetary damages and lose valuable intellectual property rights.
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
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA, BLINCYTO and KYPROLIS in China, and the global development and commercialization in China of a portfolio of Amgen’s clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. In connection with our ongoing assessment of the collaboration agreement cost-share contributions, we determined that our further investment in the development of LUMAKRAS (sotorasib) (“AMG 510”), a first-in-class KRAS G12C inhibitor, was no longer commercially viable for BeiGene. As a result, in February 2023, we entered into an amendment to the collaboration agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the termination of AMG 510 from the Amgen Collaboration Agreement. Additionally, for the period between 2020 and 2022, we were advised by Amgen that its applications to the Human Genetic Resources Administration of China (“HGRAC”) to obtain approval to conduct clinical studies in China for the pipeline assets were delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. We do not expect the previous HGRAC delay to affect the conduct of the clinical trials in China for our drug candidates. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.

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
To further enhance the administration of China HGR, in 2021, the Chinese government adopted amendments to the Criminal Code, which criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to non-PRC parties or entities established or actually controlled by them without going through security review and assessment. Also in 2021, the PRC Biosecurity Law became effective. The Biosecurity Law establishes an integrated system to regulate biosecurity-related activities in China, including the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declared that China has sovereignty over its HGR and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China. Although the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by China’s highest legislative authority, it gives the National Health Commission, China’s major regulatory authority of HGR, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will continue to evolve and become even more rigorous. In addition, the interpretation and application of data protection laws in China are often uncertain and in flux.
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
For example, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our shares could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC, HKEx, CSRC, SSE or other applicable regulatory authorities, and our business could be harmed.
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

Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the non-PRC authorities’ requirements and may be unable to share information outside of China which may disrupt the operation of our business. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China. PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. The Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines, suspension of relevant business, and revocation of business permits or licenses. Moreover, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission (effective September 2022) and the Provisions on Promoting and Standardizing Cross-Border Data Flows (effective March 2024), which provide certain clarification and relaxation to the compliance mechanisms for cross-border transfer of personal information, and provide several exemptions from undergoing security assessment, obtaining personal information protection certification, or entering into prescribed agreement for cross-border transfer of personal information for businesses. The provisions also explicitly state that data processors are not required to conduct data security assessment for cross-border important data transfers if the concerning data has not been notified or published as important data by relevant departments or regions. According to these measures, personal data processors are subject to security assessment prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure; (iii) non-sensitive personal data of more than 1 million persons or sensitive personal data of more than 10,000 persons transferred overseas since January 1 of the current year; or (iv) other circumstances as requested by the CAC. Though these measures have already taken effect, substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.
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
Additionally, the State Council published the Administrative Regulations on Cyber Data Security (“Cyber Data Security Regulations”, effective January 1, 2025), pursuant to which data processors are required to identify and report important data. Important data processors shall further adopt specific measures to secure the important data, such as designing the personnel and management institution responsible for the network data security, conducting risk assessment for the sharing, entrusted processing and joint processing of important data, and submit the annual risk assessment reports to competent authorities. Furthermore, data processors shall be subject to national security review if their cyber data processing activities affect or may affect national security.

There remain uncertainties as to how widespread the cybersecurity or national security review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and the imposition of any such penalties on our business could cause a material adverse effect on our business, financial condition, results of operations, prospects and the trading price of our ordinary shares, ADSs and RMB Shares, and could lead to our delisting from Nasdaq. As of the date of this Quarterly Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor” requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures or national security review under the Cyber Data Security Regulations. However, there remains uncertainty as to how the regulations if enacted as currently proposed, will be interpreted or implemented and whether the Chinese regulatory authorities will adopt additional regulations. We intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised Cybersecurity Review Measures, the Cyber Data Security Regulations or other laws and regulations related to privacy, data protection and information security.
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
Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the U.S. or other governments. There is significant uncertainty about the future relationship between the U.S. and China with respect to trade policies, data sharing, treaties, government regulations and tariffs. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, regulation of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government regulation over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to manage the pace of economic growth and prevent the economy from overheating. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.
*The PRC government may intervene or influence our operations at any time, and has the ability to exert significant oversight and control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.
The Chinese government may intervene or influence our operations at any time, or may exert control over operations of our business, which could result in a material change in our operations and/or the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.
For example, the PRC government has indicated its intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. If the PRC authorities attempt to exercise such control or influence through regulation over our PRC subsidiaries, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, which could adversely affect our business, results of operations and financial condition. Any such action, once taken by the PRC government, could result in a material change in our operations, and could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.
Additionally, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity (“VIE”) structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Securities Opinions, which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas listed companies.

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
Currently, these statements and regulatory actions have had no impact on our daily business operations or our ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. However, it is highly uncertain how the legislative or administrative agencies will further interpret, modify or implement such laws and regulations, or if they will promulgate any new laws or regulations, and their potential impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S., Hong Kong, or other stock exchanges. There are still substantial uncertainties as to how PRC governmental authorities will regulate overseas listing in practice and whether we are required to obtain any specific regulatory approvals from PRC governmental authorities for our offshore offerings. If PRC regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our future offshore offerings, we may be unable to obtain such approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, implementation of industry-wide regulations directly targeting our operations could cause the value of our securities to significantly decline. Therefore, investors of our company face potential uncertainty from actions taken by the government authorities affecting our business. Any intervention by the PRC government in our operations could undermine our business plan and cause the value of an investment in the Company to significantly decline or become worthless.
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
*There are uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations, and rules and regulations in China can change quickly with little advance notice.
A large portion of our operations are conducted in China through our Chinese subsidiaries. Our Chinese subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.
Furthermore, China’s legal system is still developing. The laws, rules and regulations are subject to interpretation and enforcement by PRC regulatory agencies and courts. In particular, on account of the relatively new implementation of certain laws, rules and regulations, the non-precedential nature of court decisions, and the discretion such laws, rules and regulations give to the relevant regulator in enforcement, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent. In addition, the legal system is based in part on government policies and rules which may quickly be amended from time to time with little advance notice. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
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
*Filing or other procedures with the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to complete such filing or other procedures. If we fail to complete a filing with the CSRC, our future offering application may be impacted and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
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

In February 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines, requiring Chinese companies that have already directly or indirectly offered and listed securities in overseas markets to fulfill their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. The Overseas Listing Trial Measures, the relevant guidelines and their implementation may continue to evolve. We may have to go through this filing process for any follow-on offerings we conduct on Nasdaq or Hong Kong Stock Exchange. If we fail to complete a filing with the CSRC for any of our follow-on offerings, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
As of the date of this Quarterly Report, we have not received any inquiry, notice, warning or sanction regarding completing filing or other procedures in connection with offering our equity securities on Nasdaq or Hong Kong Stock Exchange from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. However, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to securities offerings and other capital markets activities outside of China. If it is determined in the future that the filing or other procedure with the CSRC or any other regulatory authority is required for issuing our equity securities on Nasdaq or Hong Kong Stock Exchange, it is uncertain whether we will be able to and how long it would take for us to complete the filing or other procedure, despite our best efforts. If we, for any reason, are unable to complete, or experience significant delays in completing, the requisite relevant filing or other procedure(s), we may face sanctions by the CSRC or other Chinese regulatory authorities. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of funds into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our ADSs, ordinary shares, and RMB Shares. In addition, if the CSRC or other regulatory authorities later promulgate new rules requiring that we obtain their approvals or complete filing or other procedures for any future public offerings on Nasdaq or Hong Kong Stock Exchange, we may be unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such a requirement could have a material adverse effect on the trading price of our ADSs, ordinary shares, and RMB Shares.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of September 30, 2024 and December 31, 2023, these restricted assets totaled $4.5 billion and $4.1 billion, respectively.
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

*We may be subject to securities litigation, which is expensive and could divert management attention.
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
As of November 1, 2024, 1,386,034,320 ordinary shares, par value $0.0001 per share, were outstanding, of which 868,958,610 ordinary shares were held in the form of 66,842,970 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
*The triple listing of our ADSs, ordinary shares and RMB Shares may adversely affect the liquidity and value of our ADSs, ordinary shares and/or RMB Shares and lead to increased compliance obligations and costs.
Our ADSs are traded on Nasdaq, our existing ordinary shares maintained on our Cayman register in Cayman Islands and Hong Kong register in Hong Kong, are traded on the HKEx, and our RMB Shares are traded on the STAR Market. The triple listing of our ADSs, ordinary shares and RMB Shares may dilute the liquidity of these securities in one or all three markets and may adversely affect the maintenance of an active trading market for ADSs in the U.S., the ordinary shares in Hong Kong, and/or the RMB Shares in the PRC. The price of our ADSs, ordinary shares and/or RMB Shares could also be adversely affected by trading of our securities on other markets. We may decide at some point in the future to delist our securities from one or more of the stock exchanges where they are currently traded, subject to our shareholders’ approval if required. We cannot predict the effect such delisting of our securities from one or more of the stock exchanges would have on the market price of our securities on the other stock exchanges. Additionally, the listing and trading of our equity securities in multiple jurisdictions and multiple markets has resulted in increased compliance obligations and costs for us, and we may face the risk of significant intervention by regulatory authorities in these jurisdictions and markets, such as inquiries, investigations, enforcement actions and other regulatory proceedings by regulatory authorities. In addition, we may be subject to securities litigation filed with the courts in China by the investors with respect to the RMB Shares traded on the STAR Market.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 51% of our outstanding ordinary shares as of November 1, 2024. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Dr. Xiaodong Wang (Co-Founder and Director)	Adoption (August 12, 2024)	Rule 10b5-1 trading arrangement	Sale	November 28, 2025
Stock options and restricted stock units (“RSUs”) equaling up to 334,795 American Depositary Shares (“ADSs”) plus additional sales of ADSs with an aggregate value of approximately US$3.5 million net of commissions and fees associated with the sales.

Julia Wang (Former Chief Financial Officer)	Termination (September 3, 2024)	Rule 10b5-1 trading arrangement	Sale	September 3, 2024	78,727 ADSs plus an additional number of ADSs subject to RSUs equal to the net number of shares resulting from applicable RSU vestings after sell-to-cover for withholding tax.
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

BEIGENE, LTD.

Date: November 12, 2024	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Aaron Rosenberg
Aaron Rosenberg
Chief Financial Officer
(Principal Financial Officer)