Form 10-K/A
period 2023-12-31
BeiGene, Ltd.
filed 2025-01-08
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
+1 (345) 949 4123
(Registrant’s Telephone Number, Including Area Code)
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 13 Ordinary Shares, par value $0.0001 per share	ONC	The NASDAQ Global Select Market
Ordinary Shares, par value $0.0001 per share*	06160	The Stock Exchange of Hong Kong Limited
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of BeiGene, Ltd.’s Proxy Statement for its 2024 Annual General Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III.

EXPLANATORY NOTE

BeiGene, Ltd. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2024, to comply with Rule 5-04 of SEC Regulation S-X. The Company has concluded that its restricted net assets of consolidated subsidiaries exceeded 25% of its consolidated net assets for the fiscal years ended December 31, 2023 and 2022. As a result, the Company is filing this Amendment to amend Item 15 of the Form 10-K to include financial statements of the parent company only as a supplemental schedule in accordance with Rule 5-04 of SEC Regulation S-X.
The Reports of Independent Registered Public Accounting Firms filed as part of this 10-K/A include these parent-only financial statements.
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended.
Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Amendment:
(a)
(2)Financial Information of Parent Company - Financial Statements Schedule I for the years ended December 31, 2023, 2022, and 2021.
(3)The exhibits filed as part of this Amendment are set forth on the Exhibit Index immediately following the financial schedule. The Exhibit Index is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BeiGene, Ltd.
We have audited the consolidated financial statements of BeiGene, Ltd. (the Company) as of December 31, 2023 and 2022, and for each of the two years in the period ended December 31, 2023, and have issued our report thereon dated February 26, 2024 included elsewhere in the Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15 of this Form 10-K/A (the “schedule”) as of December 31, 2023 and 2022, and for each of the two years in the period ended December 31, 2023. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.
In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP
Boston, Massachusetts
January 8, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BeiGene, Ltd.
We have audited the consolidated statements of operations, comprehensive loss, cash flows and shareholders’ equity of BeiGene, Ltd. (the Company) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and have issued our report thereon dated February 28, 2022, except for the effects on the consolidated financial statements of the correction of an error, as to which the date is February 27, 2023, included elsewhere in the Form 10-K. Our audit of the consolidated financial statements included the financial statement schedule listed in Item 15 of this Form 10-K/A (the “schedule”) for the year ended December 31, 2021. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.
In our opinion, the schedule present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young Hua Ming LLP
Beijing, The People’s Republic of China
January 8, 2025

Schedule I - Condensed Financial Information of Registrant

BeiGene, Ltd.
Financial Information of Parent Company
Condensed Statements of Operations
(Amounts in thousands of U.S. Dollars (“$”))

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Operating expenses
Research and development	326,560	637,152	472,465
Selling, general and administrative	304,543	228,801	203,971
Total operating expenses	631,103	865,953	676,436
Loss from operations	(631,103)	(865,953)	(676,436)
Interest income (expense), net	48,982	39,585	(7,709)
Other expense, net	(297,856)	(1,173,306)	(773,671)
Loss before income taxes	(879,977)	(1,999,674)	(1,457,816)
Income tax expense	1,731	4,141	—
Net loss	(881,708)	(2,003,815)	(1,457,816)

BeiGene, Ltd.
Financial Information of Parent Company
Condensed Statements of Comprehensive Loss
(Amounts in thousands of U.S. Dollars (“$”))

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Net loss	(881,708)	(2,003,815)	(1,457,816)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(25,464)	(90,421)	13,714
Pension liability adjustments, net	(5,611)	365	1,865
Unrealized holding gain (loss), net	9,046	(5,311)	(4,571)
Comprehensive loss	(903,737)	(2,099,182)	(1,446,808)

BeiGene, Ltd.
Financial Information of Parent Company
Condensed Balance Sheets
(Amounts in thousands of U.S. Dollars (“$”))

	As of December 31,
	2023	2022
	$	$
Assets
Current assets:
Cash and cash equivalents	723,964	1,742,320
Prepaid expenses and other current assets	785,471	1,354,298
Total current assets	1,509,435	3,096,618
Loans to subsidiaries	2,030,249	2,079,810
Investment in wholly owned subsidiaries	1,207,352	229,634
Other non-current assets	69,361	75,118
Total assets	4,816,397	5,481,180
Liabilities and shareholders’ equity
Current liabilities:
Accrued expenses and other payables	197,289	619,485
Indebtedness to subsidiaries	362,917	—
Short-term debt	547,215	297,868
Total current liabilities	1,107,421	917,353
Other long-term liabilities	171,649	180,472
Total liabilities	1,279,070	1,097,825
Total shareholders’ equity	3,537,327	4,383,355
Total liabilities and shareholders’ equity	4,816,397	5,481,180

BeiGene, Ltd.
Financial Information of Parent Company
Condensed Statements of Cash Flows
(Amounts in thousands of U.S. Dollars (“$”))

	Year Ended December 31,
	2023	2022	2021
	$	$	$
Cash flows from operating activities:
Net loss	(881,708)	(2,003,815)	(1,457,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	15,000	—	75,000
Amortization of research and development cost share liability	(55,294)	(96,402)	(112,486)
Unrealized losses in subsidiaries	237,351	932,071	871,365
Other items, net	(374,370)	(596,496)	(256,514)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,519	6,671	(20,079)
Accrued expenses and other payables	(140,126)	875,826	236,738
Net cash used in operating activities	(1,168,628)	(882,145)	(663,792)
Cash flows from investing activities:
Purchases of short-term investments	(2,075)	(1,485)	(1,943,930)
Proceeds from sale or maturity of short-term investments	552,000	1,487,028	2,758,381
Purchase of in-process research and development	(15,000)	(75,000)	—
Investment in subsidiaries	(883,328)	(2,675,908)	(113,000)
Other investing activities	188,656	79,004	(191,113)
Net cash (used in) provided by investing activities	(159,747)	(1,186,361)	510,338
Cash flows from financing activities:
Proceeds from public offering, net of cost	—	—	3,442,616
Proceeds from short-term loans	547,842	296,188	246,347
Repayment of short-term loans	(293,002)	(247,460)	(245,459)
Proceeds from option exercises and employee share purchase plan	55,712	46,965	92,762
Net cash provided by financing activities	310,552	95,693	3,536,266
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,017,823)	(1,972,813)	3,382,812
Cash, cash equivalents, and restricted cash, beginning of year	1,742,371	3,715,184	332,372
Cash, cash equivalents, and restricted cash, end of year	724,548	1,742,371	3,715,184

Notes
1.Schedule I has been provided pursuant to the requirements of Rules 12-04(a) and 5-04(c) of Regulation S-X (the “Rules”), which require condensed financial information as to the financial position, changes in financial position and results of operations of a parent company as of the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
2.The condensed financial information has been prepared using the same accounting policies as set out in the consolidated financial statements. For purposes of this condensed financial information, BeiGene, Ltd. (the “Parent Company”)’s investments in its wholly owned and majority owned subsidiaries are recorded under the equity method of accounting in accordance with ASC 323.
3.Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as allowed under the Rules. These footnote disclosures provide certain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the consolidated financial statements in the Form 10-K.
4.As of December 31, 2023, the Parent Company had a remaining capital commitment of $8,850 on an equity investment which is expected to be paid from time to time over the investment period. The Parent Company has unconditionally guaranteed the payment and performance of the obligations of BeiGene Switzerland GmbH in accordance with the terms of the global strategic oncology collaboration with Amgen Inc. No amounts have been recognized related to this guarantee. The Parent Company has no other material contingencies, long-term obligations or guarantees not already disclosed in its consolidated financial statements in the Form 10-K.
5.The following table summarizes the Parent Company’s short-term debt obligations as of December 31, 2023 and 2022:

Lender	Line of Credit	Term	Maturity Date	Interest Rate	As of December 31,
					2023		2022
					$	RMB	$	RMB
China Merchants Bank	$380,000	1-year	December 25, 2024	1	300,000	2,129,321	—	—
China Minsheng Bank	$150,000	1-year	December 19, 2024	7.3%	150,000	1,064,660	—	—
China Minsheng Bank	$200,000	1-year	October 9, 2023	4.3%	—	—	150,000	1,034,554
Shanghai Pudong Development Bank	$50,000	1-year	February 25, 2023	2.2%	—	—	50,000	344,851
HSBC Bank	RMB340,000	1-year	May 3, 2024	2	47,903	340,000	—	—
Shanghai Pudong Development Bank	RMB700,000	1-year	November 21, 2024	2.9%	49,312	350,000	—	—
China Industrial Bank	RMB675,000	1-year	September 18, 2023	2.4%	—	—	97,868	675,000
Total short-term debt					547,215	3,883,981	297,868	2,054,405
1.The outstanding borrowings bear floating interest rates benchmarking the Secured Overnight Financing Rate (“SOFR”). The loan interest rate was 7.2% as of December 31, 2023.
2.The outstanding borrowings bear floating interest rates benchmarking Hong Kong interbank market rate for RMB. The loan interest rate was 4.5% as of December 31, 2023.

Table of Contents
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

*Furnished herewith.

Table of Contents
SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BEIGENE, LTD.
Date: January 8, 2025	By:	/s/ JOHN V. OYLER

John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)