Form 10-K
period 2024-12-31
BeiGene, Ltd.
filed 2025-02-27
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of ADSs, each representing 13 ordinary shares, held by non‑affiliates of the registrant was approximately $8.7 billion, based upon the closing price of the registrant’s ADSs on the Nasdaq Global Select Market on June 28, 2024.

As of February 14, 2025, 1,387,367,704 ordinary shares, par value $0.0001 per share, were outstanding, of which 870,983,672 ordinary shares were held in the form of 66,998,744 ADSs, and 115,055,260 were RMB shares.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
•the future trading price of our American Depositary Shares (“ADSs”) listed on Nasdaq, our ordinary shares listed on HKEx, and our ordinary shares issued to permitted investors in China and listed and traded on the STAR in Renminbi (“RMB Shares”), as well as the impact of securities analysts’ reports on these prices;
•anticipated timing and effects of the redomiciliation to Switzerland, including its tax treatment;
•our expectations for our qualifying capital contribution reserves upon redomiciling to Switzerland; and
•our anticipated name change, including the potential benefits and risks.
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
Item 1. Business
Overview
We are a leading global oncology company discovering and developing innovative treatments that are more accessible and affordable to cancer patients worldwide. In 2024, we generated total global revenue of approximately $3.8 billion, increasing revenue by approximately $1.4 billion from the prior year, while reducing our operating loss from the prior year by approximately $0.6 billion.
We are serial innovators in hematology and have built a differentiated, wholly-owned, franchise. This includes a proven best-in-class Bruton’s Tyrosine Kinase inhibitor (“BTKi”), BRUKINSA®, and two late-stage assets, sonrotoclax (“BCL2i”) and our first-in-class BTK-CDAC, both of which have the potential to be best-in-class medicines.
BRUKINSA was designed for complete sustainable inhibition of BTK with the belief that this would improve patient outcomes. This hypothesis was supported in the ALPINE trial, where BRUKINSA demonstrated sustained superior efficacy and lower cardiac toxicity in an all-comers relapsed/refractory (“R/R”) chronic lymphocytic leukemia (“CLL”) population against ibrutinib. BRUKINSA is the only BTKi to prove superior efficacy to ibrutinib. BRUKINSA has the broadest label in the class, with U.S. approvals in CLL, mantle cell lymphoma (“MCL”), Waldenström’s macroglobulinemia (“WM”), marginal zone lymphoma (“MZL”) and follicular lymphoma (“FL”). In less than two years from its first approval in CLL, and despite being the third entrant to the market, BRUKINSA has become the leader in new patients starts in the U.S., in both frontline and R/R CLL, as well as all other approved indications. BRUKINSA generated $2.6 billion in sales in 2024, is approved in over 70 markets and remains in the early stage of its launch in many key markets, including Europe, Japan, Korea and Brazil.
Sonrotoclax, our BCL2 inhibitor, is a selective BCL2i designed to have greater potency and selectivity, and potential for better tolerability than venetoclax. Our clinical program for sonrotoclax has enrolled over 1,800 patients to date. It is being tested in late-stage clinical trials with BRUKINSA, including as a fixed duration therapy in the Phase 3 CELESTIAL trial of BRUKINSA + sonrotoclax in 1L CLL, which is fully enrolled.
Our BTK-CDAC, which is designed to promote the degradation, of both wildtype and mutant forms of BTK, including those that commonly result in resistance to BTK inhibitors in patients who experience progressive disease, has enrolled over 500 patients and is the most advanced BTK degrader in the clinic. Data presented at the American Society of Hematology (“ASH”) meeting in 2024 showed significant early efficacy signals and safety data in a heavily pretreated population. We plan to initiate a Phase 3 head-to-head trial in 2025 against pirtobrutinib, consistent with our strategy to develop medicines that have potential to meaningfully improve upon the current practice of care. With these three differentiated and synergistic assets, we believe we are uniquely positioned to provide the best solution for all CLL patients along their treatment journey and build a sustainable franchise in the $12 billion global CLL market.
We are a company built to address the long-lived challenges to return on investment in the pharmaceutical industry. Clinical trials represent more than 75% of the total cost of bringing an oncology medicine to patients, yet the industry continues to outsource this function to contract research organizations (“CROs”) at an ever-increasing cost per patient. Regulatory policies such as Project Optimus, while well intended, lead to meaningful program delays and increasing Phase 1 trial costs due to increased patient requirements and time. Increased competition exists for nearly every validated target, and pricing reform, such as the Inflation Reduction Act (“IRA”) in the U.S., is placing direct and indirect pressure on innovators. Since inception, we have focused on building unique and hard to replicate competitive advantages that address these industry-wide challenges. Most importantly, our internal clinical team of approximately 3,700 colleagues across the globe allows us to break from the traditional CRO model and develop medicines with greater speed and at a lower cost than many of our industry peers while maintaining quality. This capability paired with our internal research and manufacturing capabilities enables a “fast to proof-of-concept” (“PoC”) approach that can reduce time in early-stage development. We are innovating with intentionality and building best in class combinations to win in the increasingly competitive commercial landscape.

We have a deep and innovative solid tumor pipeline. In 2024 alone, we advanced 13 differentiated new molecular entities (“NMEs”) into the clinic, each of which have the potential to be first-in-class or best-in-class. Our intention is to build depth in the most prevalent cancers, including breast/gynecologic, lung and gastrointestinal. We have main PoC catalysts in the next six to eighteen months for key programs, including, our next-generation CDK4 inhibitor and potentially first-in-class B7H4 antibody-drug conjugate (“ADC”) in breast/gynecologic cancers, potential best-in-class pan-KRAS inhibitor in gastrointestinal (“GI”) cancer, differentiated mechanism of action (“MoA”) and first-in-class EGFR-CDAC in lung cancer, as well as our synergistic and potentially best-in-class PRMT5 and MAT2A inhibitors combination in lung cancer. We also have several exciting early stage assets, including CDK2i, B7H3 ADC, CEA-ADC, FGFR2b ADC, EGFRxMET TsAb, and IRAK4 CDAC.
Since our inception in 2010, we have become a fully integrated global organization with more than 11,000 employees worldwide.
Our Holding Company Structure
We are a holding company currently incorporated in the Cayman Islands with operations primarily conducted through our subsidiaries in the U.S., China, the UK, Switzerland, and Australia. The following diagram depicts a summary of our corporate structure. Our corporate structure contains no variable interest entities. In 2024, we announced plans to redomicile our holding company to Switzerland in 2025.

BeiGene, Ltd.
(Cayman Islands)
NASDAQ: ONC;
HK 06160; SSE: 688235
BeiGene UK, Ltd.
(United Kingdom)
BeiGene (Hong Kong) Co., Limited
(Hong Kong)
Regional Operating Subsidiaries (Argentina, Australia, Brazil, Canada, Chile, Colombia, Ireland, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Peru, Singapore, South Africa, Thailand, Turkey, and United Kingdom)
BeiGene Switzerland GmbH
(Switzerland)
United States Operating Subsidiaries
(Delaware and New Jersey)
Mainland China Operating Subsidiaries
(Beijing, Guangzhou, Shanghai and Suzhou)
European and Other Operating Subsidiaries
(Austria, Belgium, France, Germany, Italy, Netherlands, Poland, Portugal, Spain, Sweden, Switzerland and Taiwan)

Our Strategy
We were founded with the vision to create an integrated biopharmaceutical company to address challenges in the pharmaceutical industry, creating impactful medicines that will be affordable and accessible to far more patients around the world. We are uniquely built to address an increasingly challenged industry and improve R&D returns.

We have built a substantial global clinical team of approximately 3,700 people on six continents, allowing us to run clinical trials predominantly without reliance on CROs. We believe independence from traditional CRO models allows us to execute more cost-efficient development and achieve faster time to clinical proof-of-concept. It also allows us to expand the reach of our clinical sites, which supports diverse participation and the collection of robust data across all patient demographics. Our demonstrated ability to complete large-scale, multi-regional clinical trials is an important strategic competitive advantage and addresses an immense challenge in the pharmaceutical industry.

We have built a highly productive and cost-effective oncology research teams with 1,100+ scientists, allowing us to drive serial innovation to enable sustained market leadership. Our efforts have been validated by commercial approvals, clinical data, and collaborations that have secured $1.5 billion in collaboration payments to our company. We design each research program with a differentiated biological hypothesis MoA, which has resulted in multiple commercially approved medicines and a pipeline of wholly-owned assets with potential for combinations and depth in key tumor types. We have invested in diverse technology platforms to pursue innovation, including CDAC protein degraders, bispecific antibodies, tri-specific antibodies, and ADCs allowing us access to diverse modalities and to advance science with urgency and agility. Our CDAC platform, in particular, offers a differentiated approach from small molecules with its catalytic activity, higher barrier to resistance, and scaffold function disruption, and we believe it has the potential to emerge as a best-in-class approach. Our research and innovation capabilities are primed for discovering high-quality and impactful medicines for patients in a highly productive and cost-effective way.

We have built a strong commercial portfolio, with BRUKINSA and TEVIMBRA® driving global revenue.

Solidifying our Sustainable Hematology Franchise

Our hematology franchise is led by BRUKINSA, which is supported by a broad clinical program with over 7,100 patients enrolled in more than 30 countries and regions across more than 35 trials. We continue to solidify our leadership in hematology, utilizing BRUKINSA as our cornerstone asset. We are focused on lifecycle management to build a sustainable hematology franchise maximizing value for our company, shareholders and patients globally. BRUKINSA has allowed us to build a strong franchise in hematology-oncology and we plan to solidify our leadership in CLL with our wholly-owned, emerging best-in-class hematology pipeline consisting of sonrotoclax and our BTK-CDAC, while amplifying our impact in other B-cell malignancies. We believe our BTK-CDAC combinations with BRUKINSA and sonrotoclax show promise to meaningfully outperform fixed duration regimens in CLL, and our three differentiated molecules offer potential best-in-disease combinations to cover the entire CLL patient spectrum and insulate BeiGene from end-of-lifecycle pricing pressure.

Expanding Access to Our PD-1 Inhibitor for Patients Worldwide and Building Global Commercial Capabilities to Support Prolific Pipeline

Our solid tumor franchise is led by our anti-PD-1 monoclonal antibody, TEVIMBRA®, which is currently approved in the U.S., EU, China and other countries. We intend to expand TEVIMBRA’s global footprint through ongoing submissions and approvals. We are also developing a high-concentration subcutaneous formulation of TEVIMBRA which we believe will be competitive in global markets. With TEVIMBRA and the potentially best-in-class solid tumor pipeline assets, we are well-positioned to build our solid tumor business and deliver innovative therapies and combinations to patients.

We have a global commercial organization to deliver medicines to patients around the globe. We have established commercial capabilities in key large commercial markets of the U.S., E.U and China, and continue our rapid expansion of capabilities into Asia Pacific, Latin America, and Middle East regions, driving the delivery of highly effective and differentiated medicines to patients around the globe. This has enabled a geographically diversified revenue mix and a truly global business.
Our business model is sustainable and results in strong global financial profile. We believe we are financially well-positioned with cash and cash equivalents of $2.6 billion as of December 31, 2024. Our product revenue has grown 73% since 2023 from our current portfolio and cornerstone assets, which we expect to grow significantly in 2025 and beyond. We significantly reduced our GAAP operating losses and achieved non-GAAP operating income for the first time for fiscal year 2024. We generated positive cash flows from operations for the first time in both the third and fourth quarters of 2024 after years of using cash in our operations. We will continue to be thoughtful and strategic in how we deploy our capital, and consistent with previous collaborations, we will actively explore partnerships that strengthen our business. We are committed to generating long-term value for our shareholders.

Our Commercial and Registration Stage Products
The following table summarizes the status of our commercial products as of February 27, 2025:

PRODUCT	MECHANISM OF ACTION	REGULATORY STATUS	BEIGENE COMMERCIAL RIGHTS	PARTNER
BRUKINSA	BTK inhibitor	Approved in 73 markets, incl. U.S., China, EU, Japan, and other markets	Global	N/A
TEVIMBRA	Anti-PD-1 antibody	Approved in 45 markets, incl. U.S., EU, China, and other markets	Global	N/A
PARTRUVIX	PARP inhibitor	Approved in China	Global	N/A
XGEVA	Anti-RANK ligand antibody	Approved in China	Mainland China	Amgen
BLINCYTO	Anti-CD19 x anti-CD3 bispecific T-cell engager (BiTE)	Approved in China	Mainland China	Amgen
KYPROLIS	Proteasome inhibitor	Approved in China	Mainland China	Amgen
SYLVANT	IL-6 antagonist	Approved in China	Greater China	EUSA Pharma
QARZIBA	Anti-GD2 antibody	Approved in China	Mainland China	EUSA Pharma
POBEVCY® (Avastin biosimilar)	Anti-VEGF antibody	Approved in China	Greater China	Bio-Thera
BAITUOWEI® (goserelin microspheres for injection)	Gonadotropin-releasing hormone (GnRH) agonist	Approved in China	Mainland China	Luye Pharma
TAFINLAR® (dabrafenib)	BRAF inhibitor	Approved in China	China Broad Markets[1]	Novartis
MEKINIST® (trametinib)	MEK inhibitor	Approved in China	China Broad Markets[1]	Novartis
VOTRIENT® (pazopanib)	VEGFR inhibitor	Approved in China	China Broad Markets[1]	Novartis
AFINITOR® (everolimus)	mTOR inhibitor	Approved in China	China Broad Markets[1]	Novartis
ZYKADIA® (ceritinib)	ALK inhibitor	Approved in China	China Broad Markets[1]	Novartis
1. Rights to promote and market in China’s broad markets pursuant to a Market Development Agreement with an affiliate of Novartis Pharma AG.
Abbreviations: ALK = anaplastic lymphoma kinase; BRAF = B-rapidly accelerated fibrosarcoma; MEK = mitogen-activated protein kinase (MAPK) / Extracellular-signal regulated kinase (ERK); mTOR = Mammalian target of rapamycin; VEGFR = vascular endothelial growth factor receptor
Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenue by product.
We commercialize the following internally developed cancer medicines:
BRUKINSA
Market Opportunity
Lymphomas are blood-borne cancers involving lymphatic cells of the immune system. They can be broadly categorized into non-Hodgkin’s lymphoma and Hodgkin’s lymphoma. In 2024, global revenues for BTK inhibitors were over $10 billion according to company reported financials. Global revenues are projected to be more than $15 billion in 2028, according to published reports. Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for BRUKINSA net revenue generated in 2023 and 2024.
BRUKINSA
BRUKINSA is a next-generation, oral, small molecule inhibitor of BTK designed to deliver complete and sustained inhibition of the BTK protein by optimizing bioavailability, half-life, and selectivity. With differentiated pharmacokinetics compared with other approved BTK inhibitors, BRUKINSA has been demonstrated to inhibit the proliferation of malignant B cells within a number of disease-relevant tissues. BRUKINSA has the broadest label globally of any BTK inhibitor and is the only BTK inhibitor to provide the flexibility of once or twice daily dosing.

We are marketing BRUKINSA in the U.S., Europe, China, the UK, Canada, Australia, Japan, Brazil, and other markets.
BRUKINSA has approvals in five indications, including CLL/SLL, WM, R/R MCL, R/R MZL, R/R FL and is approved in more than 70 countries.
In the U.S., BRUKINSA received accelerated approval from the U.S. Food and Drug Administration (“FDA”) for MCL in adult patients who have received at least one prior therapy in November 2019. It was then approved for patients with WM based on a head-to-head study vs ibrutinib, followed by an accelerated approval in R/R MZL patients who have received at least one anti-CD20-based regimen. In January 2023, BRUKINSA was approved for the treatment of adult patients with CLL or SLL in both the treatment naive and relapsed setting based on two Phase 3 studies. BRUKINSA is the only BTKi to demonstrate progression-free survival (“PFS”) superiority to ibrutinib in R/R CLL/SLL in all patient segments, including high-risk (17p/TP53). In March 2024, BRUKINSA received accelerated approval from the FDA for R/R FL in combination with obinutuzumab.
In Europe, BRUKINSA received approval from the European Commission (“EC”) for the treatment of adult patients with WM who have received at least one prior therapy or for the first-line treatment of patients unsuitable for chemo-immunotherapy, as well as for the treatment of patients with R/R MZL and for the treatment of patients with CLL. In November 2023, the EC approved BRUKINSA in combination with obinutuzumab for the treatment of adult patients with R/R FL who have received at least two prior lines of systemic therapy. BRUKINSA is now approved to treat more patient populations in Europe than any other BTK inhibitor.
In China, BRUKINSA has received approval from the China National Medical Products Administration (“NMPA”) for treatment-naïve adults with CLL or SLL, treatment-naïve adults with WM, R/R CLL/SLL, TN & R/R WM, and conditional approval for adult patients with MCL who have received at least one prior therapy. Currently, all approved indications for BRUKINSA are included in the updated National Reimbursement Drug List (“NRDL”) by the China National Healthcare Security Administration (“NHSA”).
BRUKINSA received approval in Japan for WM and CLL/SLL in December 2024.
TEVIMBRA (tislelizumab)
Market Opportunity
Globally, the top four PD-1/PD-L1 antibody medicines had revenues of approximately $45 billion in 2024 based on public reports. The 2024 China PD-1/L1 market (net revenue) was approximately $3.4 billion.
Global revenues are projected to be approximately $50 billion in 2025 and will increase through 2028, according to published reports, driven by multiple factors including indication expansion, approvals and adoptions in earlier lines of therapies, further market penetration, and extension of duration of therapy.
TEVIMBRA
TEVIMBRA is a humanized IgG4 monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 (“PD-1”) that we specifically designed to minimize binding to Fc receptor gamma (“FcγR”), which is believed to play an essential role in activating phagocytosis in macrophages, to minimize its negative impact on T effector cells.
Tislelizumab is approved in China in fourteen indications:
•for neoadjuvant treatment in combination with platinum-based chemotherapy and for adjuvant treatment as monotherapy after surgery in patients with resectable stage II or III non-small cell lung cancer (“NSCLC”)’ for first-line treatment for patients with extensive-stage small cell lung cancer in combination with etoposide and platinum chemotherapy;
•for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma with high PD-L1 expression in combination with fluoropyrimidine and platinum chemotherapy;
•for first-line treatment of patients with unresectable, locally advanced or metastatic squamous NSCLC in combination with chemotherapy;
•for first-line treatment of patients with unresectable, locally advanced or metastatic non-squamous NSCLC, with epidermal growth factor receptor (“EGFR”) genomic tumor aberrations negative and anaplastic lymphoma kinase (“ALK”) genomic tumor negative in combination with pemetrexed and platinum chemotherapy;

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
•for the treatment of patients with advanced hepatocellular carcinoma who have received Sorafenib, Lenvatinib or systemic chemotherapy containing Oxaliplatin;
•conditional approval for the treatment of patients with classical Hodgkin’s lymphoma (“cHL”) who received at least two prior lines of systemic chemotherapy regimens;
•conditional approval for the treatment of patients with locally advanced or metastatic urothelial carcinoma (“UC”) with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy; and
•conditional approval for patients with previously treated, locally advanced unresectable or metastatic microsatellite instability-high (“MSI-H”) or mismatch repair-deficient (“dMMR”) solid tumors.
Full approval for those indications listed as having conditional approval is contingent upon results from ongoing confirmatory clinical trials.
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
In Europe, the EC has approved TEVIMBRA in six indications:
•for first-line treatment of adult patients with unresectable, locally advanced or metastatic ESCC whose tumors express PD-L1 with a tumor area positivity (“TAP”) score > 5%, in combination with platinum-based chemotherapy;
•as monotherapy is indicated for the treatment of adult patients with unresectable, recurrent, locally advanced or metastatic ESCC after prior chemotherapy;
•for the first-line treatment of adult patients with non-squamous NSCLC, whose tumors have PDL1 expression on > 50% of tumor cells with no EGFR or ALK positive mutations and who have locally advanced NSCLC and are not candidates for surgical resection or platinum-based chemoradiation, or metastatic NSCLC, in combination with pemetrexed and platinum-containing chemotherapy;
•for the first-line treatment of adult patients with squamous non-small cell lung cancer who have: locally advanced NSCLC and are not candidates for surgical resection or platinum-based chemoradiation, or metastatic NSCLC in combination with carboplatin and either paclitaxel or nab-paclitaxel;
•as monotherapy is indicated for the treatment of adult patients with locally advanced or metastatic non-small cell lung cancer after prior platinum-based therapy; and
•for the first-line treatment of adult patients with HER-2-negative locally advanced unresectable or metastatic gastric or gastroesophageal junction (“G/GEJ”) adenocarcinoma whose tumors express PD L1 with a TAP score > 5%, in combination with platinum and fluoropyrimidine-based chemotherapy.
In the U.S., the FDA has approved TEVIMBRA as a treatment for adult patients with unresectable or metastatic ESCC after prior systemic therapy that did not include a PD-(L)1 inhibitor and as the first-line treatment of unresectable or metastatic HER2-negative G/GEJ in adults whose tumors express PD-L1 (≥1) in combination with platinum and fluoropyrimidine-based chemotherapy. Additionally, one Biologics License Application (“BLAs”) for TEVIMBRA is under review for first-line treatment of patients with unresectable, locally advanced, or metastatic ESCC.

In Japan, one Japanese New Drug Application (“J-NDA”) is under review by the Pharmaceuticals and Medical Devices Agency (“PMDA”) for first- and second-line treatment of ESCC.
We have received regulatory approvals for TEVIMBRA marketing applications in multiple geographies, including the EU (comprising 27 countries plus Iceland and Norway) and 16 countries across North America, Europe, APAC, and other markets.
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
In-Licensed Products from BMS
As part of our settlement agreement with BMS, our commercialization of the following cancer medicines licensed from BMS terminates as of February 2025:
•REVLIMID® (lenalidomide), an oral immunomodulatory medicine
•VIDAZA® (azacitidine for injection), a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression.
Other In-Licensed Products
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
POBEVCY was approved by the NMPA in China in November 2021 and launched in late 2021 for the treatment of patients with advanced, metastatic or recurrent NSCLC, metastatic colorectal cancer, recurrent glioblastoma, epithelial ovarian, fallopian tube, or primary peritoneal cancer and cervical cancer.
We have acquired the right to develop, manufacture and commercialize POBEVCY in China, including Hong Kong, Macau, and Taiwan.
We commercialize the following product in China under an exclusive license from Luye Pharma:
BAITUOWEI® (goserelin microspheres for injection)
Baituowei (Goserelin Microspheres for Injection), developed by Luye Pharma, is the world’s first and only approved microsphere formulation of Goserelin. With its innovative microsphere formulation, Baituowei is able to ensure efficacy and safety while significantly improving patient experience. Baituowei was approved by the NMPA in China in June 2023 for the treatment of patients with prostate cancer requiring androgen deprivation therapy and included in the NRDL in 2023 and was approved by the NMPA in China in September 2023 for treating breast cancer in premenopausal and perimenopausal women that can be treated with hormones and included in the NRDL in 2024.
Reimbursement and Market Access
Our sales are largely dependent on the availability and extent of coverage and reimbursement by third party payors. In many markets these third parties are government health systems and in some markets, such as the U.S., there are also private payors such as private health insurers and health systems. As of December 31, 2024, we have commercialized our products in over 60 markets.
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
We offer patient assistance programs in the U.S. under our myBeiGene program. This program seeks to enhance access to BRUKINSA and TEVIMBRA by assisting with obtaining reimbursement, co-pay assistance when allowed, temporary supply of free product for insurance delays, and free product assistance for some uninsured and underinsured patients. The programs also seek to support patients and caregivers by providing education and information about BRUKINSA and TEVIMBRA and their approved indications, nurse advocates, and connecting patients to sources of support such as support groups and transportation/lodging assistance.

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
Several of our medicines are listed on the NRDL. In the latest NRDL list announced in November 2024, the following medicines and indications have been included in the NRDL, effective January 1, 2025:
•Tislelizumab in thirteen of its eligible approved indications:
–As a first-line treatment for patients with unresectable or metastatic HCC (approved in December 2023 and included in the NRDL at the end of 2024);
–In combination with etoposide and platinum chemotherapy as the first-line treatment for patients with extensive-stage small cell lung cancer (ES-SCLC) (approved in June 2024 and included in the NRDL at the end of 2024);
–In combination with fluoropyrimidine and platinum chemotherapy, for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma (approved in April 2024 and included in the NRDL at the end of 2024)1;
–In combination with paclitaxel plus platinum- or fluoropyrimidine- and platinum-based chemotherapy, for the first-line treatment of patients with unresectable locally advanced, recurrent or metastatic ESCC (approved in May 2023 and included in the NRDL at the end of 2023);
–For the treatment of adult patients with locally advanced or metastatic non-squamous NSCLC with EGFR genomic tumor aberrations negative and ALK genomic tumor negative and have progressed after or did nottolerate prior platinum-based chemotherapy; and of adult patients with locally advanced or metastatic squamous NSCLC, with EGFR and ALK negative or unknown, that have progressed after or did not tolerate of prior platinum-based chemotherapy (approved in December 2021 and included in the NRDL at the beginning of 2023);
–For the treatment of adult patients with advanced unresectable or metastatic MSI-H or dMMR solid tumors: patients with advanced colorectal cancer (CRC) who had been treated fluoropyrimidines, oxaliplatin and irinotecan; patients with other advanced solid tumors who develop disease progression after prior treatment and have no satisfactory alternative treatment options (approved in March 2022 and included in the NRDL at the beginning of 2023);
–For the treatment of patients with locally advanced or metastatic ESCC who have disease progression following or are intolerant to first-line standard chemotherapy (approved in April 2022 and included in the NRDL at the beginning of 2023);
–In combination with Gemcitabine and cisplatin, as first-line treatment in patients with recurrent or metastatic NPC (approved in June 2022 and included in the NRDL at the beginning of 2023);
–For use in combination with pemetrexed and platinum chemotherapy as a first-line treatment in patients with unresectable, locally advanced or metastatic non-squamous NSCLC, with EGFR genomic tumor aberrations negative and ALK genomic tumor negative (approved in June 2021 and included in the NRDL in 2021);
1 The indication is an expansion of the previous indication “In combination with fluoropyrimidine- and platinum-based chemotherapy, for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma with high PD-L1 expression”, which was approved in February 2023 and included in the NRDL at the end of 2023.

–For the treatment of patients with HCC who have been previously received Sorafenib, Lenvatinib or systemic chemotherapy containing Oxaliplatin (conditionally approved in June 2021 and included in the NRDL in 2021);
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
•BRUKINSA in all four of its approved indications:
–In combination with obinutuzumab, for the treatment of adult patients with relapsed or refractory follicular lymphoma (FL) who have received at least two prior lines of systemic therapy (approved in May 2024 and included in the NRDL at the end of 2024);
–For the treatment of patients with CLL or SLL (approved in April 2023 and included in the NRDL at the end of 2023)1;
–For the treatment of patients with WM (approved in April 2023 and included in the NRDL at the end of 2023)2; and
–For the treatment of adult patients with MCL who have received at least one prior therapy (conditionally approved in June 2020 and included in the NRDL in 2020).
•BAITUOWEI in both of its eligible approved indication:
–For the treatment of patients with breast cancer in premenopausal and perimenopausal women that can be treated with hormone therapy (approved in September, 2023 and included in the NRDL at the end of 2024);
–For the treatment of patients with prostate cancer requiring androgen deprivation therapy (approved in June 2023 and included in the NRDL at the end of 2023).
•KYPROLIS successfully renewed its approved indication in October 2024:
–In combination with dexamethasone for the treatment of patients with relapsed or refractory multiple myeloma who have received at least two lines of therapy, including proteasome inhibitor and immunomodulator (approved in July 2021 and included in the NRDL at the beginning of 2023).
In 2018, China started a new program to centrally purchase non-exclusive medicines for the nation’s health care system called “volume-based procurement,” or “group purchasing organization” or “4+7” when the program was first piloted in 11 major cities. After the 2018 pilot program, it was implemented nationally in 2019. It is a tender-based system that provides guaranteed volume for lowered pricing. Participation in the program requires a product to have passed a generic quality consistency evaluation, which in turn requires passing a bioequivalence comparison to the reference listed drug (“RLD”). The system offers a major portion of a market’s volume to winning bidders. More than one company can win a given tender, and more guaranteed volume is awarded as more bidders win. The system is still evolving and, as such, the exact terms of how many bidders win and what amount of volume is won and at what price are also evolving.
It is common in China for pharmaceutical companies to employ patient assistance programs to help patients afford their innovative medicines. These programs have typically been offered to patients who are self-paying. A typical program provides a certain number of free doses to patients after a certain number of doses have been paid for. Usually, these programs end when a medicine is included in the NRDL. We offer these types of patient assistance programs to our patients.
1 The indication included “both treatment-naïve patients and adult patients with CLL/SLL who have received at least one prior therapy”. “For the treatment of adult patients with CLL/SLL who have received at least one prior therapy” was conditionally approved in June 2020 and included in the NRDL in 2020.
2 The indication included “both treatment-naïve patients and adult patients with WM who have received at least one prior therapy”. “For the treatment of adult patients with WM who have received at least one prior therapy” was conditionally approved in June 2021 and included in the NRDL in 2021; converted to regular approval in 2023.

Our Pipeline Products
The following table summarizes our pipeline as of February 27, 2025:

Phase 1

Sonrotoclax — BCL2i
- 101 B-cell malignancies
- 102 B-cell malignancies
- 103 AML/MDS
- 105 MM t(11;14)
- 108 Dose ramp-up

BGB-43395 — CDK4i
- 101/102 BC & Solid tumors

BGB-53038 — PanKRASi
- 101 Solid tumors

BG-C9074[1] — B7H4 ADC
- 101 Solid tumors

BG-60366 — EGFR CDAC
- 101 Solid tumors

BG-58067 — MTA Coop. PRMT5i
- 101 Solid tumors

BG-89894[2] — MAT2Ai
- 101 Solid tumors

BGB-45035 — IRAK4 CDAC
- 101 Immunology & Inflammation

BG-68501[3] — CDK2i
- 101 BC & Solid tumors

BG-C354 — B7H3 ADC
- 101 Solid tumors

BG-C477 — CEA ADC
- 101 Solid tumors

BG-C137 — FGFR2b ADC
- 101 Solid tumors

BG-T187 — EGFR x MET TsAb
- 101 Solid tumors

BGB-16673 — BTK CDAC
- 101 B-cell malignancies
- 102 B-cell malignancies
- 104 B-cell malignancies

BGB-21447 — BCL2i 2G
- 101 B-cell malignancies
- 102 Metastatic breast cancer

Xaluritamig[4] — STEAP1 x CD3 XmAb®
- 20180146 mCRPC

BGB-R046 — IL-15 prodrug
- 101 Solid tumors

BGB-B2033 — GPC3 x 4-1BB BsAb
- 101 Solid tumors

BGB-B3227 — MUC1 x CD16A BsAb
- 101 Solid tumors

BGB-15025 — HPK1i
- 101 Solid tumors

BGB-26808 — HPK1i
- 101 Solid tumors

BGB-30813 — DGKζi
- 101 Solid tumors

BGB-A3055 — CCR8 mAb
- 101 Solid tumors

BGB-24714 — SMAC mimetic
- 101 Solid tumors

Tislelizumab — PD1 mAb
- 103 SubQ formulation

BGB-B455 — CLDN6 x CD3 BsAb
- 101 Solid tumors†

Phase 2

Zanubrutinib — BTKi
- 215 B-cell malignancies
- 218 CD79B R/R DLBCL

BGB-16673 — BTK CDAC
- 101 R/R CLL
- 102 R/R CLL

Sonrotoclax — BCL2i
- 201 R/R MCL
- 202 R/R CLL
- 203 R/R WM
- 204 TN CLL/SLL

Blinatumomab[4] — CD3 x CD19 BiTE®
- 20190359 Pediatric R/R BP-ALL

LBL-007[5] — LAG3 mAb
- 201 MSS-CRC
- 202 1L ESCC

BGB-A445 — OX40 mAb
- 201 Melanoma, UC

Umbrella Studies — IO Combos
- LC-201 1L NSCLC
- LC-202 Neoadj NSCLC
- HNSCC-201 1L HNSCC

Tarlatamab[4] — DLL3 x CD3 BiTE®
- 20230273 3L SCLC

Phase 3

Zanubrutinib — BTKi
- 306 TN MCL
- 308 R/R MZL, R/R FL
- 309 pMN

Sonrotoclax — BCL2i
- 301 TN CLL
- 302 R/R MCL†

Tislelizumab — PD1 mAb
- 310 1L UBC
- 314 R/R cHL

Pamiparib — PARPi
- 302 2L MTx gBRCAm PSOC

Ociperlimab — TIGIT mAb
- 302 1L NSCLC PDL1-high

Zanidatamab[6] — HER2 BsAb
- 301 1L HER2+ GEA

Tarlatamab[4] — DLL3 x CD3 BiTE®
- 20210004 2L SCLC
- 20200041 1L ES-SCLC
- 20230016 LS-SCLC

Registration

Zanubrutinib — BTKi
- 114 Tablet formulation (US, EU, Others)

Tislelizumab — PD1 mAb
- 312 1L ES-SCLC (EU)
- 315 Neo/adj NSCLC (EU)
- 306 1L ESCC (US, JP)
- 302 2L ESCC (JP)
- 302 2L ESCC alt dosing (US)
- 309 1L NPC (EU)

Zanidatamab[6] — HER2 BsAb
- 203 HER2+ 2L BTC (CN)

Legend: Heme · Breast / Gyn · Pan-Tumor / Other · Lung · GI · Non-Oncology

Registration includes select accepted submissions in major markets.
† Trial is listed on clinicaltrials.gov but may not have subjects enrolled.
1) DualityBio collaboration, 2) CSPC collaboration, 3) Ensem collaboration, 4) Amgen collaboration, 5) Leads Biolabs collaboration, 6) Zymeworks/Jazz collaboration.

The following table summarizes the status of our in-licensed drug candidates as of February 27, 2025:

Partner	Molecule / Asset	Indications	Phase	Commercial Rights
Amgen	Tarlatamab ^	SCLC	Phase 3	China
	Xaluritamig	Prostate cancer	Phase 1	China
Zymeworks	Zanidatamab † + chemo + Tislelizumab	GEA	Phase 3	Asia, Australia, New Zealand
	Zanidatamab † (monotherapy)	BTC	Phase 2	Asia, Australia, New Zealand
SpringWorks	BGB-3245[1]	Solid tumors	Phase 1	Ex-Asia plus Japan
Pfizer	SEA-CD70	MDS, AML	Phase 1	Asia, Australia, New Zealand
DualityBio	BG-C9074/DB1312	BC, EC, OC, CCA, sqNSCLC	Phase 1a	Global
Ensem	CDK2i	Breast cancer and other solid tumors	Phase 1	Global
CSPC	MAT2Ai	Solid tumors	Phase 1	Global
^ Half-life extended BiTE®; † ZW25; 1 By MapKure, a JV with SpringWorks
Abbreviations: AML = acute myelogenous leukemia; BC = breast cancer; BTC = biliary tract cancers; GEA = gastroesophageal adenocarcinoma; MDS = myelodysplastic syndromes; NSCLC = non-small cell lung cancer; SCLC = small cell lung cancer; EC = endometrial cancer; OC = ovarian cancer; CCA = cholangiocarcinoma

Our Commercial- and Clinical-Stage Drug Candidates
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
Hematology
BRUKINSA (zanubrutinib), a BTK Inhibitor
We are currently evaluating zanubrutinib in a broad pivotal clinical program globally to treat a number of B-cell malignancies. Zanubrutinib has demonstrated sustained 24-hour BTK occupancy in both the peripheral blood, bone marrow and lymph node compartments in patients. Zanubrutinib is the only BTK inhibitor to demonstrate superior progression-free survival in R/R CLL versus IMBRUVICA® (ibrutinib), an approved BTK inhibitor.
Clinical Development Updates and Regulatory Status
The global BRUKINSA clinical development program includes over 7,100 patients enrolled in more than 30 countries and regions across more than 35 trials. BRUKINSA is approved in more than 70 markets, and more than 180,000 patients have been treated globally.
Five-year follow-up results from cohort 1 of the Phase 3 SEQUOIA study showed sustained PFS benefit (54-month PFS rate of 80%) with BRUKINSA in an all-comer population of patients with treatment-naïve (“TN”) CLL or SLL, with no new safety signals observed; detailed data were presented at the annual ASH 2024 conference.
Five-year follow-up data of BOVen (zanubrutinib, obinutuzumab, venetoclax) study in TN CLL demonstrated frequent unmeasurable minimal residual disease (“uMRD”) in peripheral blood (96%) and bone marrow (92%), and uMRD was durable with a median MRD-free survival of 34 months; detailed data were presented at the ASH 2024 conference.
Based on the clinical data to date, we believe that BRUKINSA has a best-in-class profile, we have initiated broad global pivotal programs in multiple indications, which led to regulatory approvals of five indications globally. Current ongoing Phase 3 studies include:
•MANGROVE: A Randomized Global Study Comparing Zanubrutinib Plus Rituximab vs. Bendamustine Plus Rituximab in subjects With Previously Untreated Mantle Cell Lymphoma Who Are Ineligible for Stem Cell Transplantation (MCL) (NCT04002297).
•MAHOGANY: Zanubrutinib Plus Obinutuzumab vs Lenalidomide plus Rituximab in Relapsed/ Refractory Follicular Lymphoma (FL) (NCT05100862).
We are also investigating zanubrutinib in several combination studies in MCL, MZL and CLL/SLL, including a Phase 3 trial in combination with sonrotoclax in front-line CLL/SLL. We continue to examine opportunities for zanubrutinib combinations with both sonrotoclax and our BTK-CDAC (BGB-16673).
We continue to pursue regulatory approvals for BRUKINSA globally, including regulatory approval of a new tablet formulation, providing patients with more convenience and flexibility.
Sonrotoclax (BGB-11417), a Small Molecule Bcl-2 Inhibitor
Our differentiated BCL2 inhibitor, sonrotoclax, was intentionally designed to have higher potency and selectivity compared to venetoclax, with a shorter half-life and no accumulation. We believe that efficacy signals and safety data from more than 1,800 patients enrolled by December 2024 in different indications and in different combinations continue to support the pre-clinical best-in-class promise.
Multiple trials with registration potential have completed enrollment or are nearing complete enrollment. Single-arm Phase 2 trials of sonrotoclax monotherapy in R/R MCL (NCT05471843) and R/R CLL/SLL (NCT05479994) have completed enrollment. Enrollment for Phase 2 trial in R/R WM (NCT05952037) is ongoing.

Our first Phase 3 randomized study in TN-CLL, CELESTIAL-TN CLL (NCT06073821), investigating sonrotoclax + BRUKINSA vs. venetoclax + obinutuzumab completed enrollment in Q1 2025. A Phase 2 study (NCT06637501) investigating sonrotoclax + BRUKINSA vs. BRUKINSA to support TN-CLL registration for contribution of components has also started enrollment.
Clinical data of a Phase 1 trial investigating TN-CLL/SLL (NCT04277637) was presented at ASH 2024. Sonrotoclax in combination with BRUKINSA continued to show very promising efficacy signals and a generally favorable safety profile in patients with TN CLL/SLL, especially deep and durable levels of undetectable MRD, and no laboratory or clinical tumor lysis syndrome (“TLS”), which is a key differentiator for our combination.
With these encouraging results, our BCL2 inhibitor sonrotoclax program is steadily progressing at the pivotal stage. Additional pivotal development activities in R/R MCL and R/R CLL are under way.
BGB-16673, a BTK-targeted CDAC
BGB‑16673 is an orally available, brain-penetrating BTK targeting chimeric degradation activation compound (“CDAC”) designed to promote the degradation, or breakdown, of both wildtype and mutant forms of BTK, including those that commonly result in resistance to BTK inhibitors in patients who experience progressive disease. BGB-16673 is the most advanced BTK degrader in the clinic, with more than 500 patients treated to date across the global clinical development program. The FDA granted Fast Track Designation to BGB-16673 for the treatment of adult patients with R/R CLL/SLL who have been previously treated with at least two prior lines of therapy, including BTKi and BCL2 inhibitor, and adult patients with R/R MCL.
Data from the Phase 1/2 CaDAnCe-101 CLL study (NCT05006716) was presented at ASH 2024 and demonstrated that treatment with BGB-16673 was generally well tolerated in this heavily pretreated population of patients. Promising antitumor activity was observed in patients with high-risk features, including in patients with BTK inhibitor-resistant mutations and those previously exposed to covalent BTK inhibitors, noncovalent BTK inhibitors, and BCL2 inhibitors. No atrial fibrillation was observed in either the CLL/SLL or WM cohorts.
•From the cohort of CLL/SLL patients, BGB-16673 demonstrated an ORR of 94% at the 200mg dose. Furthermore, amongst all doses delivered, 2 patients achieved a complete remission/complete remission with incomplete count recovery (CR/CRi). Grade ≥3 TEAEs were reported in 57% of patients. The most common grade ≥3 TEAEs (≥10%) were neutropenia/neutrophil count decreased (20%) and pneumonia (10%). (Abstract 885)
•From the cohort of Waldenström’s macroglobulinemia patients, BGB-16673 demonstrated a 93% disease control rate (DCR) and 26% very good partial response (VGPR). Grade ≥3 TEAEs were reported in 45% of patients. The most common grade ≥3 TEAE (≥20%) was neutropenia/neutrophil count decreased. (Abstract 860)
Phase 2 expansion in R/R CLL with pivotal intent has commenced and a confirmatory Phase 3 study is planned for early 2025. In addition, we have announced intent to conduct a study comparing BGB-16673 to pirtobrutinib (ncBTKi with accelerated approval in R/R MCL and R/R CLL/SLL) and will work with health authorities to initiate this Phase 3 study.
Solid Tumors
TEVIMBRA (tislelizumab), an anti-PD-1 Antibody
Tislelizumab is a humanized monoclonal antibody against the immune checkpoint receptor PD-1 that has been evaluated in pivotal clinical trials globally and for which we plan to commence additional pivotal trials in combination with standard of care to treat various solid and hematological cancers.
Clinical Development Updates and Regulatory Status
We have completed more than fourteen registration-enabling clinical trials in lung, liver, lymphoma, urothelial carcinoma, and nasopharyngeal cancer globally, including ten Phase 3 randomized trials and four Phase 2 trials supporting regulatory submissions globally. We have three active studies in lymphoma, urothelial carcinoma, and solid tumors:
•A Phase 3 confirmatory trial in China comparing tislelizumab to salvage chemotherapy in patients with relapsed or refractory classical Hodgkin Lymphoma (cHL; NCT04486391).
•A Phase 3 confirmatory trial in China in patients with locally advanced or metastatic urothelial carcinoma (NCT03967977).
•A Phase 2 trial in China in patients with MSI-H/dMMR solid tumors (NCT03736889).

As of December 2024, we had enrolled over 14,000 subjects in clinical trials of tislelizumab monotherapy or in combination in more than 35 countries, including 4,700+ subjects outside of China. These studies include eight multi-regional registrational trials that are designed for global regulatory approvals. Data from our trials thus far have suggested that tislelizumab was generally well-tolerated and exhibited anti-tumor activity in a variety of tumor types. In 2024, we terminated a Phase 3 trial in China of tislelizumab versus placebo in combination with chemoradiotherapy in patients with localized ESCC (NCT03957590).
Lung Cancer
Ociperlimab (BGB-A1217), an anti-TIGIT Antibody
Ociperlimab (BGB-A1217) is an investigational humanized IgG1-variant monoclonal antibody directed against TIGIT. An immune checkpoint molecule, ociperlimab is currently being investigated in a global Phase 3 trial, AdvanTIG-302 (NCT04746924), in combination with tislelizumab in NSCLC. As of December 2024, more than 2,000 patients have been enrolled across the ociperlimab development program.
We have completed patient enrollment in AdvanTIG-302 and will evaluate data when available to inform future development opportunities for ociperlimab.
BG-60366, an EGFR-targeted CDAC
BG-60366 is an investigational EGFR‑targeting CDAC being evaluated in a Phase 1 clinical trial (NCT06685718) as monotherapy in patients with EGFR-mutant Non-Small Cell Lung Cancer.
BG-89894 (SYH2039), a MAT2A Inhibitor
BG-89894 (SYH2039) is an investigational MAT2A inhibitor being evaluated in a Phase 1 clinical trial (NCT06568614) as monotherapy in patients with advanced or metastatic solid tumors. We licensed this asset from CSPC Zhongqi Pharmaceutical Technology (Shijiazhuang) Co., Ltd in December 2024.
BGB-58067, an MTA-Cooperative PRMT5 Inhibitor
BGB-58067 is an investigational MTA-Cooperative PRMT5 inhibitor being evaluated in a Phase 1 clinical trial (NCT06568614) as monotherapy in patients with MTAP deficiency advanced or metastatic solid tumors.
BG-T187, an anti-EGFRxMET trispecific antibody
BG-T187 is an investigational anti-EGFRxMET trispecific antibody being evaluated in a Phase 1 clinical trial (NCT06598800) as monotherapy or in combination with other therapeutic agents in patients with advanced solid tumors.
BGB-26808, a HPK-1 Inhibitor
BGB-26808 is a second-generation HPK-1 inhibitor with a different scaffold from BGB-15025 being evaluated in a Phase 1 clinical trial (NCT05981703) as monotherapy or in combination with tislelizumab in patients with advanced solid tumors.
BGB-C354, an anti-B7H3 ADC
BGB-C354 is an investigational antibody drug conjugate targeting B7H3 being evaluated in a Phase 1 clinical trial (NCT06422520) as monotherapy or in combination with tislelizumab in patients with advanced solid tumors.
Gastro-Intestinal Cancer
Zanidatamab, a bispecific HER2-targeted antibody
Zanidatamab, a novel investigational ZIIHERA® bispecific antibody targeting HER2, is currently in late-stage clinical development with Zymeworks Inc./Jazz Pharmaceuticals plc. We have development and commercial rights to zanidatamab in Asia (excluding Japan), Australia, and New Zealand. We are participating in one ongoing clinical study with zanidatamab, a global Phase 3 clinical trial (NCT05152147) examining zanidatamab in combination with chemotherapy with and without tislelizumab in HER2-positive gastroesophageal cancer.

The Phase 2b study in patients with advanced or metastatic HER2-amplified biliary tract cancers (“BTC”) in which zanidatamab is being used as monotherapy have been completed. We are also participating with Jazz in a confirmatory study (NCT06282575) for 2L+ BTC. A BLA for the BTC indication is under review by China NMPA as of May 2024 and Orphan Drug Designation (“ODD”) was issued by Ministry of Food and Drug Safety in South Korea in December 2024. On November 20, 2024, the FDA granted accelerated approval of ZIIHERA to Jazz for previously treated unresectable or metastatic HER2-positive biliary tract cancer. In July 2024, Jazz announced that the Marketing Authorisation Application or zanidatamab in 2L BTC was validated by the European Medicines Agency.
BG-C137, an anti-FGFR2b ADC
BG-C137 is an investigational antibody drug conjugate targeting FGFR2b being evaluated in a Phase 1 clinical trial (NCT06625593) as monotherapy in patients with advanced solid tumors.
BGB-53038, a Pan-KRAS Inhibitor
BGB-53038 is an investigational Pan-KRAS inhibitor being evaluated in a Phase 1 clinical trial (NCT06585488) as monotherapy and in combinations in patients with advanced or metastatic solid tumors with KRAS mutations or amplifications.
BGB-B2033, an anti-GPC3x4-1BB bispecific antibody
BGB-B2033 is an investigational anti-GPC3x4-1BB bispecific antibody being evaluated in a Phase 1 clinical trial (NCT06427941) as monotherapy or in combination with tislelizumab in patients with selected advanced or metastatic solid tumors.
BGB-B3227, an anti-MUC1xCD16A bispecific antibody
BGB-B3227 is an investigational anti-MUC1xCD16A bispecific antibody being evaluated in a Phase 1 clinical trial (NCT06540066) as monotherapy or in combination with tislelizumab in patients with advanced or metastatic solid tumors.
BG-C477, an anti-CEA ADC
BG-C477 is an investigational antibody drug conjugate targeting CEA being evaluated in a Phase 1 clinical trial (NCT06596473) as monotherapy in patients with selected advanced solid tumors.
Breast/Gynecologic Cancer
BGB-43395, a CDK4 Inhibitor
BGB-43395 is an investigational CDK4 inhibitor being evaluated in a Phase 1 clinical trial (NCT06120283) as monotherapy or in combination with either fulvestrant or letrozole in patients with hormone receptor positive (“HR+”) and human epidermal growth factor 2 negative (“HER2-”) breast cancer (“BC”) and other advanced solid tumors.
BG-68501, a CDK2 Inhibitor
BG-68501 is an investigational CDK2 inhibitor being evaluated in a Phase 1 clinical trial (NCT06257264) as monotherapy or in combination with fulvestrant with or without BGB-43395 (CDK4i) in patients with HR+ and HER2- BC and other advanced solid tumors. BG-68501 is licensed from Ensem Therapeutics, Inc.
BG-C9074, an anti-B7H4 ADC
BG-C9074 is an investigational antibody drug conjugate targeting B7H4 being evaluated in a Phase 1 clinical trial (NCT06233942) as monotherapy or in combination with tislelizumab in patients with advanced solid tumors. BG-C9074 is licensed from Duality Biologics (Suzhou) Co., Ltd.
BGB-21447, a Bcl-2 Inhibitor
BGB-21447 is an investigational Bcl-2 inhibitor being evaluated in a Phase 1 clinical trial (NCT05828589) as monotherapy in BC and other solid tumors. In preclinical studies, BGB-21447 shows additional potency and selectivity, with a longer half-life than sonrotoclax. We believe the differentiated profiles of sonrotoclax and BGB-21447 may lead to unique development options for these programs.

I&I
BGB-45035, an IRAK4-targeted CDAC
BGB-45035 is an investigational IRAK4‑targeting chimeric degradation activation compound (“CDAC”) being evaluated in a Phase 1 clinical trial (NCT06342713) as monotherapy in healthy participants.
Our Preclinical Programs
We have a proprietary biology research platform that has allowed us to research and develop both small molecules and biologic molecules. In the last decade, this platform has generated more than 30 clinical stage assets, including three internally-developed molecules that have been approved by regulatory bodies in the U.S., EU, China, and other markets, with other filings pending globally and planned to be submitted. The platform is a full-process technology system spanning from early discovery to commercialization of oncology medicines based on multiple drug technology platforms that can be applied to oncology and other fields. We have core technology platforms for the development of small molecule and antibody medicines and the manufacturing of our own and potentially other medicines. Currently, we have over 70 preclinical programs and we believe the majority have best-in-class or first-in-class potential.
We anticipate advancing many of our preclinical drug candidates into the clinic in the next 12 months. We believe that we have the opportunity to combine tislelizumab with our preclinical/clinical candidates to target multiple points in the cancer immunity cycle. We also may seek to develop companion diagnostics that will help identify patients who are most likely to benefit from the use of our medicines and drug candidates.
Manufacturing and Supply
We manufacture our medicines and drug candidates internally and in some cases with the help CMOs. The manufacturing of our medicines and drug candidates is subject to extensive regulations that impose various procedural and documentation requirements governing recordkeeping, manufacturing processes and controls, personnel, quality control, and quality assurance, among others. Our manufacturing facilities and the facilities of the CMOs we use to manufacture our medicines and drug candidates operate under current good manufacturing practice (“cGMP”) regulations conditions. cGMP regulations are requirements for the production of pharmaceuticals that will be used in humans.
Our Manufacturing Facilities
We have manufacturing facilities for small molecule drugs and large molecule biologics in Suzhou and Guangzhou, China, respectively, to support the commercialization and potential future demand of our internally developed or in-licensed products. In July 2024, we opened our flagship U.S. campus for clinical R&D and biologics manufacturing in New Jersey.
Our U.S. flagship manufacturing and clinical R&D facility is located on a 42-acre site at the Princeton West Innovation Park in Hopewell, New Jersey. The Hopewell facility is positioned strategically in the Interstate 95 corridor of New Jersey, with a deep and rich talent pool, and has more than one million square feet of developable real estate for potential future expansion to cover our existing medicines and pipeline. This site has 8,000 liters of large molecule biologics manufacturing capacity.
Our manufacturing facility in Suzhou is 52,000 square meters and consists of a manufacturing base for small molecule drug products with an annual production capacity of about 600 million tablets and capsules. The facility meets or exceeds design criteria of the U.S., E.U., and China regulatory requirements, and has been in operation for clinical product supply since the beginning of 2024, with commercial supply expected to be put into operation in mid-2025. The biologics manufacturing business at the former site in Suzhou will conclude at the end of February 2025, with some quality control testing continuing until Q3 2025.
Our state-of-the-art commercial-scale manufacturing facility of large molecule biologics in Guangzhou is approximately 158,000 square meters. Phases 1 and 2 of the facility were completed in September 2019 and December 2020, respectively, with 24,000 liters of single use disposable capacity. Additionally, total committed capacity has been increased to 64,000 liters, with 8 x 5,000L bioreactors in Phase 3 qualified in 2024. Phase 1 and 2 are currently approved for the end-to-end commercial production of tislelizumab for the China market. In April 2024, we opened a new campus equipped with a state-of-the-art ADC production facility and 2 x 500 liters biologics clinical capacity while reserving additional land for the next phase of expansion to support our growing pipeline of large molecule medicines and drug candidates. With the 2 x 500 liters biologics clinical capacity expansion, our Guangzhou manufacturing facility now has a total biologics capacity of 65,000 liters.

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
With our internal manufacturing capabilities and continued partnership with global contract manufacturers, we continue to diversify our global supply network and do not anticipate any disruption to supply on account of our established strategy to maintain sufficient safety stock of our products. We have commercial supply and related agreements with our manufacturing service providers. The FDA has approved an ex-China active pharmaceutical ingredients (“API”) source in January 2025, with EMA approval pending. For our commercial and clinical stage products in-licensed from Amgen, BMS and others, we rely on the licensors and their manufacturing facilities or their CMOs for the supply of those medicines and drug candidates.
Our agreements with the outsourced suppliers engaged by us generally set out terms, including product quality or service details, technical standards or methods, delivery terms, agreed price and payment, and product inspection and acceptance criteria. Our outsourced suppliers procure raw materials themselves. Either party may terminate the agreements by serving notice to the other party under certain circumstances.
We generally obtain raw materials for our manufacturing activities from various suppliers who we believe have sufficient capacity to meet our demands. Raw materials and starting materials used at our facilities in Beijing and Suzhou include APIs custom-made by our third-party CROs and excipients, which are commercially available from well-known vendors that meet the requirements of the relevant regulatory agencies. The core raw materials used in manufacturing at our Guangzhou facility are genetically modified cell lines that we have co-developed and licensed from Boehringer Ingelheim and other third parties.
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
In connection with our ongoing assessment of the Amgen Collaboration Agreement cost-share contributions, we determined that our further investment in the development of AMG 510 was no longer commercially viable for us. As a result, in February 2023, we entered into an amendment to the Amgen Collaboration Agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the termination of AMG 510 from the Amgen Collaboration Agreement.
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

On January 30, 2023, BeiGene, Ltd. and Amgen entered into an Amendment No. 3 to the Share Purchase Agreement, pursuant to which Amgen elected to relinquish its right to appoint a designated director to the Company’s board of directors on account of the Company’s global growth. The Company has retained Anthony C. Hooper, who was Amgen’s director designee on the Company’s board of directors until Amgen relinquished its right to appoint a designated director. Mr. Hooper was most recently re-elected by shareholders in 2022 to serve a three-year term ending 2025.
Intellectual Property
The proprietary nature of, and protection for, our medicines, drug candidates, and their methods of use are an important part of our strategy to develop and commercialize novel medicines, as described in more detail below. We have filed patent applications and obtained patents in the U.S. and other countries and regions, such as Europe and China, relating to our medicines and certain of our drug candidates, and are pursuing additional patent protection for them and for our other drug candidates and technologies. We sometimes rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our manufacturing processes. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and support our development programs. Additionally, in various markets, a period of regulatory exclusivity may be provided for drugs upon approval. The scope and term of such regulatory exclusivity will vary but, in general, the period will run concurrently with the term of any existing patent rights associated with the drug at the time of approval.
As of February 14, 2025, we owned 63 issued U.S. patents, 15 issued European patents, 28 issued Japanese patents, 70 issued China patents, a number of pending patent applications in the U.S., Europe, Japan and China, and corresponding issued patents and pending patent applications internationally.

The key patents for our medicines and late-stage clinical drug candidates as of February 14, 2025, are summarized below:

Molecule	Territory	General Subject Matter	Expiration[1]
BRUKINSA® (zanubrutinib)	U.S.	Composition of matter	2034
	U.S.	Pharmaceutical composition	2034
	U.S.	Method of treatment	2034
	U.S.	Crystalline forms	2037
	U.S.	Crystalline forms	2037
	U.S.	Crystalline forms	2037
	U.S.	Method of treatment	2037
	U.S.	Method of treatment	2037
	U.S.	Combination use	2039
	U.S.	Method of treatment	2043
	U.S.	Method of treatment	2043
	U.S.	Method of treatment	2043
	Europe	Composition of matter	2034[2]
	Europe	Combination use	2037[3]
	Japan	Composition of matter	2034
	Japan	Crystalline forms	2037
	Japan	Crystalline forms	2037
	China	Composition of matter	2034
	China	Crystalline forms	2037
	China	Combination use	2037
TEVIMBRA® (tislelizumab)	U.S.	Composition of matter	2033[4]
	U.S.	Composition of matter	2033
	U.S.	Composition of matter	2033
	U.S.	Polynucleotide	2033
	U.S.	Method of treatment	2033
	Europe	Composition of matter for antibodies	2033[5]
	Japan	Composition of matter	2033
	China	Composition of matter	2033
	China	Composition of matter	2033
	China	Composition of matter	2033
	China	Composition of matter for antibodies	2033
	China	Polynucleotide	2033
	China	Method of treatment	2033
PARTRUVIX® (pamiparib)	China	Composition of matter	2031
Ociperlimab	U.S.	Composition of matter	2038
	Japan	Composition of matter	2038
	China	Composition of matter	2038
Sonrotoclax	U.S.	Composition of matter	2039
	Japan	Composition of matter	2039
	China	Composition of matter	2039
1.Unless otherwise indicated, the expected expiration does not include any potential additional term for patent term extension (“PTE”), supplemental protection certificate (“SPC”) or pediatric exclusivity.
2.SPCs have been filed in various European countries and have been granted at least in France, Germany, Italy, Spain and the United Kingdom, extending the original patent term in those countries to 2036.

3.This patent is the subject of a pending opposition proceeding at the European Patent Office (EPO).
4.An application for PTE has been filed and if granted, will extend the original patent term to 2038.
5.SPCs have been pending or have been granted in various European countries, extending the original patent term in those countries, where granted, to 2038.
Under our collaboration with Amgen, we have the right to commercialize three medicines in China. The key patents for them in China as of February 14, 2025 are summarized below:

Product	Territory	General Subject Matter	Expiration
BLINCYTO® (blinatumomab)	China	Use for the treatment of pediatric acute lymphoblastic leukemia	2029
KYPROLIS® (carfilzomib)	China	Compound and Composition	2025
We have one in-licensed medicine in China from Shandong Luye Pharmaceutical Co., Ltd (“Luye”). The key patent for it in China as of February 14, 2025 is summarized below:

Product	Territory	General Subject Matter	Expiration
BAITUOWEI® (goserelin microsphere)	China	Formulation	2034
Under our license agreement with Amgen, they retain the responsibility, but are not obligated, to prosecute, defend and enforce the patents for the corresponding in-licensed products. Under our license agreement with Luye, Luye retains the responsibility, but is not obligated, to prosecute the in-licensed patents for the corresponding in-licensed product, and we retain the responsibility, but is not obligated, to defend and enforce the patents for the corresponding in-licensed product.
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
Competition
We operate in a highly competitive global landscape, with our marketed products facing strong competition in regulated markets worldwide. Our primary competitors include a diverse array of entities, from leading global research-based biopharmaceutical companies to agile regional and local firms. These competitors are actively engaged in the development, production, and marketing of therapeutic products aimed at treating diseases similar to those in our current portfolio or pipeline. This global competition underscores the breadth and depth of our industry, requiring us to maintain a robust and agile approach to R&D and excel in the commercialization of our innovative medicines across international markets.

The following table lists our key competitors for our principal products by competitor, product and territory, though it is not exhaustive.

Product	Competitor	Competitor-marketed product	Territory
BRUKINSA	AbbVie & Janssen	IMBRUVICA	U.S., Europe, Asia Pacific & China
	AstraZeneca	CALQUENCE	U.S., Europe, Asia Pacific & China
	Eli Lilly	JAYPIRCA	U.S., China & Japan
	Innocare	YINUOKAI	China
TEVIMBRA	Merck	KEYTRUDA	U.S., Europe, Asia Pacific & China
	Bristol Meyers Squibb	OPDIVO	U.S., Europe, Asia Pacific & China
	AstraZeneca	IMFINZI	U.S., Europe, Asia Pacific & China
	Roche	TECENTRIQ	U.S., Europe, Asia Pacific & China
	Merck KGaA	BAVENCIO	U.S., Europe, Asia Pacific & China
	Regeneron & Sanofi	LIBTAYO	U.S., Europe, Asia Pacific & China
	GSK	JEMPERLI	U.S., Europe, Asia Pacific & China
	Junshi	LOQTORZI	U.S., Europe & China
	Henlius	HANSIZHUANG	U.S., China & South Asia
	Various Chinese companies	10+ products including PD-1/L1, PD-1xCTLA-4	China
In addition, we have several promising candidates in the pivotal development stage, including sonrotoclax, a BCL-2 inhibitor, and BGB-16673, a BTK-targeted degrader compound (“CDAC”). These products are in various stages of clinical trials conducted globally and show potential in addressing unmet medical needs.
The following table lists our key competitors for our late-stage pipeline products by competitor, asset, latest development stage, and clinical trial territory, although it is not exhaustive.

Asset	Competitor	Competitor-asset	Latest development stage	Territory
Sonrotoclax	AbbVie & Roche	VENCLEXTA	Approved	Global
	Ascentage Pharma	Lisaftoclax	Phase 3	Global
BGB-16673	Eli Lilly (Loxo Oncology)	JAYPIRCA	Approved	Global
	Nurix Therapeutics	NX-5948	Phase 1	U.S.
	AbbVie	ABBV-101	Phase 1	Global
Furthermore, we are advancing several promising candidates through pivotal programs, including novel antibody-drug conjugates (“ADCs”), multispecific antibodies, and targeted therapies for lung, breast, and gastrointestinal cancers. To our knowledge, Roche, AstraZeneca, Pfizer, and Merck are also developing new therapeutic options with similar mechanisms. Our candidates are well-positioned in the market to offer first-in-class and/or best-in-class profiles, particularly in addressing the limitations of existing treatments and offering new alternatives to patients.
Many of the larger companies we compete with are well-capitalized and dedicate a significant number of financial resources to support their research and development, while using business development to supplement their internal pipelines as well as investing heavily in commercialization capabilities. As a result, we must continuously invest and gain experience in the development, acquisition, and marketing of innovative and branded medicines and drug candidates to compete effectively in both current and future markets. This requires us to devote substantial funds and resources to develop and generate evidence that prevents the erosion of existing products and delivers revenue from the next waves of innovation.
The main forms of competition include efficacy, safety, and cost. The long-term success of our products depends on our ability to effectively demonstrate the value to physicians, patients, and third-party payers. This requires a much greater use of a direct sales force and promotion to realize significant revenues. We also have, and will continue to enter into, co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well-aligned to achieve maximum market penetration. Furthermore, robust compliance approaches, science-based promotion model, and integrated management will also be competitive advantages in the industry in the long run, in which we invest significant effort to establish and grow.

Government Regulation
Government authorities in the U.S., Europe, China and other jurisdictions extensively regulate the research and clinical development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drugs like those we are developing and commercializing. Some jurisdictions also regulate drug pricing. Generally, for a new drug to be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.
U.S. Regulation
U.S. Government Regulation and Product Approval
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations, and biologics under the FDCA, its implementing regulations, and the Public Health Service Act (“PHSA”), and its implementing regulations.
U.S. Drug and Biologics Product Development
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
Preclinical Studies and Clinical Trials
Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as in vitro and animal studies. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The results of preclinical testing, along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol are reviewed by the FDA as part of an IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to the proposed clinical trial and places the trial on a full clinical hold. The FDA may also impose full or partial clinical holds at any time before or during clinical trials due to safety concerns or noncompliance and may be imposed on all products within a certain class of products.

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
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected AEs, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product. The FDA, IRB, or the sponsor may suspend or terminate, or a data safety monitoring board may recommend the suspension or termination of, a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.
U.S. Expanded Access
Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. There is no requirement for a company to provide expanded access to its investigational products. However, if a company decides to make one of its investigational products available for expanded access, the FDA reviews each request for expanded access and determines if treatment may proceed. We make available on our website our contact information for requesting access to our investigational drugs and expected timeline for us to acknowledge receiving such requests.

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
The approval process can be lengthy and difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA in its present form. The complete response letter describes the specific deficiencies identified in the NDA or BLA that must be satisfactorily addressed before it can be approved. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, withdraw the application or request an opportunity for a hearing.
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

Expedited Programs
The FDA may employ one of several tools to expedite the development and review of a medicine, including fast track designation, breakthrough therapy designation, priority review designation and accelerated approval. Fast track designation is designed to facilitate the development and review of a medicine that treats a serious or life-threatening disease or condition and fills an unmet medical need. Breakthrough therapy designation is intended to expedite the development and review of a medicine that treats a serious or life-threatening disease or condition and preliminary clinical evidence indicates substantial improvement over existing therapies. Priority review designation means the FDA’s goal is to take action on an application within six months of filing. The FDA may grant priority review designation to a medicine that would provide significant improvement in the safety or effectiveness of a treatment, diagnosis or prevention of a serious condition.
A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful therapeutic benefit over available therapies. In addition, such product must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of post-approval clinical trials to confirm the effect on IMM or other clinical benefit. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Additionally, under FDORA, the FDA has increased authority for expedited procedures to withdraw its accelerated approval for such drug or biologic if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or that the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval.
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
Patent Term Restoration and Regulatory Exclusivity
In certain circumstances, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if available, we intend to apply for restorations of patent term for some of our patents beyond their current expiration dates, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA; however, there can be no assurance that any such extension will be granted to us.
Data exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. During the exclusivity period, the FDA may not accept for review an abbreviated NDA (“ANDA”) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA.
Regulatory exclusivity in the U.S. can also include pediatric exclusivity and orphan drug exclusivity. Pediatric exclusivity, if granted, provides an additional six months of exclusivity for all formulations, dosage forms, and indications of the active moiety and, for drugs, patent terms. This exclusivity may be granted based on the voluntary completion of a pediatric trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. Orphan drug exclusivity is described below under “Orphan Drugs.”

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
A reference biologic is granted 12 years of exclusivity from the time of first licensure of the product. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologic’s patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.
Orphan Drugs
Orphan drugs are defined by the FDA as products intended to treat a rare disease or condition that affects less than 200,000 persons in the U.S. or that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that costs of research and development of the product for the indication can be recovered by sales of the product in the U.S. A company must request orphan drug designation prior to filing and, if granted, the FDA will not approve another sponsor’s marketing application for the same drug for the same indication for seven years. Orphan drug exclusivity will not bar approval of another medicine for the same indication if it is shown to be clinically superior.
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
Healthcare Reform
The U.S. government and state legislatures have implemented cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Such adoption of government controls and tightening of restrictive policies could limit payments for pharmaceuticals. For example, the Affordable Care Act (the “ACA”) contains provisions that may reduce the profitability of drug products, including increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, Congressional, and Executive challenges. As a result, it is unclear how such efforts to challenge, repeal or replace the ACA, will impact our business.
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, the Bipartisan Budget Act of 2018 amended the ACA by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50% to 70% and closing the coverage gap in most Medicare drug plans. In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2031 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
In addition, former President Biden issued multiple executive orders seeking to reduce prescription drug costs. President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.
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
The HHS implemented a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers ("PBMs"), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation until January 1, 2032. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the Biden administration and may be amended or repealed.
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
Other U.S. Healthcare Laws and Compliance Requirements
We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our sales, marketing and education programs. In addition, we may be subject to patient privacy, cybersecurity, trade, and national security regulation by both the federal government and the states in which we conduct our business prior to and after receiving regulatory approval of our product candidates. Some of the laws that may affect our ability to operate are detailed below:
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

•The federal civil and criminal false claims and civil monetary penalty laws, such as the federal False Claims Act (“FCA”), which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal AKS constitutes a false of fraudulent claim for purposes of the FCA. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products and any future product candidates are subject to scrutiny under this law.
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
•As further amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), HIPAA and their respective implementing regulations impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates who perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, made civil and criminal penalties directly applicable to business associates, and gave state attorneys authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs. In addition, there may be other federal, state and non-U.S. laws which govern the privacy and security of health and other personal information and which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
•The federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians, certain other licensed health care practitioners and teaching hospitals. Manufacturers are also required to disclose ownership and investment interest held by physicians and their immediate family members.
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

•Executive Order 14117 on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern prohibits transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict investment agreements, employment agreements and vendor agreements involving such data and countries of concern. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.
Similarly, state privacy laws may be broader and require greater protections than HIPAA. These data privacy and security laws may differ from each other and often are not pre-empted by HIPAA, which may complicate compliance efforts. For example, certain states have passed privacy laws that grant consumers rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Several states have passed laws specifically regulating consumer health data, which impose detailed consent requirements for uses and disclosures of such data. These laws provide for civil penalties for violations, and key concepts in such laws have not yet been tested, leading to significant uncertainty concerning the application of such laws to our practices. In addition, several of these laws allow for private claims, which could lead to litigation risks even where we believe we are in compliance.
Additionally, we are subject to state equivalents of each of the healthcare laws described above, some of which may be broader in scope and may apply to healthcare services reimbursed by any third-party payor, not just governmental payors, but also private insurers. These laws are enforced by various state agencies and through private actions. Some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or other voluntary industry codes of conduct that restrict the payments made to healthcare providers and other potential referral sources. Several states and local laws also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and require the registration of pharmaceutical sales representatives.
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

EU and UK Data Protection Laws
In the EU, the General Data Protection Regulation (“GDPR”) governs the processing of personal data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal basis for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area (“EEA”), including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data in countries not deemed adequate by the EU and the UK, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates if there is no legal basis for processing, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. In addition, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. We are required to implement certain safeguards detailed in these regulations when conducting restricted data transfers under the EU and UK GDPR and regulators retain authority to further restrict or prohibit transfers to certain countries where applicable laws would undermine the privacy safeguards provided by the GDPR.
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
The DAL
The DAL embodies a regulatory trend to strengthen the life-cycle management of drugs, to balance the development of innovative drugs and generic drugs, and to enhance drug review and enforcement. It established the Marketing Authorization Holder (the “MAH”) system, and subject to approval by the NMPA, MAHs will be allowed to transfer their marketing authorizations. However, to date, it remains uncertain whether the transferability of MAH will offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system was accompanied by a range of new requirements for the MAHs. For example, a MAH must establish a quality assurance system and be responsible for the whole process and all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, adverse drug reaction monitoring and reporting. A foreign MAH is required to engage a local agent to fulfill the MAH’s obligations and the foreign MAH is subject to joint and several liability in the event of any wrongdoing. On November 13, 2024, the NMPA issued the Interim Provisions for the Management of Domestic Responsible Persons Designated by Foreign Drug Marketing Authorization Holders (the “Interim Provisions”), which will come into effect on July 1, 2025. The Interim Provisions explicitly require foreign MAHs to designate local delegates and authorize them to undertake important post-marketing responsibilities together with the drug MAHs, including post-marketing change management, pharmacovigilance, and product quality complaint handling. As of July 1, 2025, the name, address and contact information of the domestic responsible person shall be listed in the package insert and detailed requirements of implementation shall be subject to further practical guidance and interpretation rules from the relevant government authorities.

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

New Drug Application (“NDA”) and Approval
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
Post-Marketing Surveillance
Under the DAL, the MAH of a drug is ultimately responsible for pharmacovigilance, including quality assurance, adverse reaction reporting and monitoring, and product recalls. Distributors and user entities (e.g., hospitals) are also required to report, in their respective roles, adverse reactions of the products they sell or use, and assist the MAH with any product recalls. A MAH for a drug that is currently under the new drug monitoring period has to report all adverse drug reactions (as opposed to just serious adverse reactions) for that period.
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

Regulatory Intellectual Property Protections
The amendments to the PRC Patent Law (the “Amended PRC Patent Law”) provides a cause of action to allow a patent holder to initiate a declarative action during the regulatory review process of a generic drug application to determine whether the drug falls within the patent scope, which may be comparable to the patent linkage system in the U.S. The system requires that the NMPA continue to review the potentially infringing generic application during any lawsuit by the innovator. However, the NMPA may not approve the generic application pending resolution of the patent litigation in favor of the generic filer or for a specified period of time, whichever is shorter. The Amended PRC Patent Law also provides patent term extension (“PTE”) for the patent term lost during the regulatory review process of a new drug upon the patent holder’s request. The extended term shall not exceed five years, and the total patent term after approval of the drug shall not exceed 14 years. On December 21, 2023, the final versions of Rules for Implementation of the Patent Law was published, and the China National Intellectual Property Administration (“CNIPA”) published new version of Patent Examination Guidelines accordingly. The Implementation Rules and Patent Examination Guidelines introduced detailed rules and examination guidelines on PTE, and took effect on January 20, 2024.
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
Factors that affect the inclusion of a pharmaceutical product in the NRDL include whether the product is used in large volumes and commonly prescribed for clinical use in the PRC and whether it is considered to be important in meeting the basic healthcare needs of the general public. Historically, special consideration has been given to, among others, innovative drugs with high clinical value and drugs for serious diseases. In addition, the government has also been negotiating with manufacturers of exclusive drugs with high clinical demands and proven effectiveness for price cuts in exchange for inclusion into the NRDL. The version of the NRDL released in 2024 (effective from January 1, 2025) covers approximately 3,159 drugs in total, including 91 new drugs listed for which the prices were determined through negotiations between the drug companies and government. China has been pursuing a policy of expediting the addition of innovative oncology drugs to this list. REVLIMID has been included in the NRDL since 2017. VIDAZA has been included in the NRDL since 2018. BRUKINSA (zanubrutinib), tislelizumab, and XGEVA (120-mg denosumab) have been included in the NRDL since 2020. PARP inhibitor PARTRUVIX (pamiparib) has been included in the NRDL since 2021. KYPROLIS has been included in the NRDL since 2022. SYLVANT and BAITUOWEI have been included in the NRDL since 2024.
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
In recent years, China has gradually improved its mechanism for centralized medicine procurement. On November 18, 2024, the NHSA together with the NHC jointly issued Notice on Improving Working Mechanism of Centralized Drug Procurement and Implementation. The new notice sets forth ten improvements to strengthen the management of the whole process of centralized drug procurement based upon existing policies.
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
PRC Regulation of Foreign Investment
The Foreign Investment Law of the PRC (the “Foreign Investment Law”) and its implementing rules (the “Implementing Rules”) establish a basic framework for access to, and the promotion and administration of foreign investments in China. The Foreign Investment Law establishes a pre-entry national treatment and negative list system for the administration of foreign investments. “Pre-entry national treatment” means that the treatment afforded to foreign investors at the market access stage shall be no less favorable than that afforded to domestic investors. “Negative list” refers to the special administrative measures for foreign investors’ access to specific fields or industries. Foreign investments outside of the negative list will be granted national treatment. Foreign investors shall not invest in the prohibited fields as specified in the negative list, and foreign investors who invest in the restricted fields shall comply with certain special requirements including the shareholding percentage and citizenship of senior executives. The current industry entry clearance requirements governing foreign investment activities in the PRC are set out in two categories, namely the Special Entry Management Measures for the Access of Foreign Investment (Negative List) (2024 version), and the Encouraged Industry Catalogue for Foreign Investment (2022 version) (the “2022 Encouraged Industry Catalogue”). Industries not listed in these two categories are generally deemed “permitted” for foreign investments unless specifically restricted by other applicable PRC laws or regulations. Pursuant to the 2022 Encouraged Industry Catalogue, the research, development and manufacture of innovative oncology drugs, cell therapies, and certain other types of pharmaceutical products belongs to the encouraged industries for foreign investment. In September 2024, the Ministry of Commerce, the National Health Commission and the National Medical Products Administration jointly issued the Notice on Carrying out a Pilot Program for Expanding Opening-up in the Medical-related Field, which further allows foreign invested enterprises to engage in the technology development and application of human stem cell, gene diagnosis and treatment in four designated pilot free trade zones of China for the registration, marketing and production of products, and allow the establishment of wholly foreign-owned hospitals in selected cities and regions, which will further optimize foreign investment environment and attract foreign investment to propel the high-quality development of healthcare sector in China.
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

The SAMR is the chief regulator of anti-trust law in China, and the pharmaceutical sector has been one of its focused enforcement area for years. For example, in 2021, a local drug company was found to have engaged in resale price maintenance (“RPM”) practices and fined up to RMB 764 million, and in 2023, SAMR announced seven administrative penalty decisions on monopoly agreement reached and/or abuse of market dominance in pharmaceutical industry, among which, a local drug company was fined RMB 12.64 million for RPM.
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

Under current regulations, the capital of a foreign-invested enterprise and capital in RMB obtained by the foreign-invested enterprise from foreign exchange settlement must not be used for the following purposes: directly or indirectly for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; directly or indirectly for investment in securities or certain other financial products, unless otherwise provided by relevant laws and regulations; extending loans to non-related parties, unless permitted by the scope of business and located in the designated area; or paying expenses related to the purchase of residential real estate that is not for self-use, except for real estate enterprises. Regulations have relaxed the restrictions on foreign exchange inflow to further enhance trade and investment facilitation and enhance genuineness and compliance verification of cross-border transactions and cross-border capital flows. Furthermore, in 2019, SAFE issued the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment (“Circular 28”) which allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, provided that such investments do not violate the effective Special Entry Management Measures for the Access of Foreign Investment (Negative List) and the target investment projects are genuine and in compliance with laws. The interpretation and implementation of Circular 28 in practice are subject to substantial uncertainty.
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
Rest of World Regulation
For other countries outside of the U.S. and the PRC, the requirements governing the conduct of preclinical studies, clinical trials, drug licensing, manufacturing, pricing and reimbursement, and other matters impacting our business vary from country to country. In all cases, clinical trials must be conducted in accordance with GCP requirements, applicable regulatory requirements, and the ethical principles having their origin in the Declaration of Helsinki.

Status under Holding Foreign Companies Accountable Act
The Holding Foreign Companies Accountable Act (as amended, the “HFCAA”) includes requirements for the SEC to identify issuers who file annual reports with audit reports issued by independent registered public accounting firms located in foreign jurisdictions that the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect or investigate completely because of a position taken by a non-U.S. authority in the accounting firm’s jurisdiction (“Commission-Identified Issuers”). The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s independent registered public accounting firm for two consecutive years since 2021, the SEC shall prohibit the issuer’s securities registered in the U.S. from being traded on any national securities exchange or over-the-counter markets in the U.S.
Under the HFCAA, each Commission-Identified Issuer is required to submit documentation to the SEC annually on or before its annual report due date that establishes that it is not owned or controlled by a government entity in its public accounting firm’s foreign jurisdiction and require additional specified disclosures by “foreign issuers” as defined in Rule 3b-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC identifies an issuer as a Commission-Identified Issuer after the issuer files its annual report and on a rolling basis. To end an initial or subsequent trading prohibition, a Commission-Identified Issuer must certify that it has retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate by filing financial statements that include an audit report signed by such a registered public accounting firm.
On March 30, 2022, the SEC added BeiGene, Ltd. to its conclusive list of issuers identified under the HFCAA. Ernst & Young Hua Ming LLP, located in the PRC, served as our independent registered public accounting firm from 2014 to 2021, including for our annual report on Form 10-K for the year ended December 31, 2021. However, as our global business has expanded, we have built substantial organizational capabilities outside of the PRC and have evaluated, designed and implemented business processes and control changes. Therefore, on March 23, 2022, following a review process carried out by our audit committee, Ernst & Young Hua Ming LLP resigned as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting to be filed with the SEC. On the same day, our audit committee approved the engagement of Ernst & Young LLP (U.S.) as the Company’s independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting for the fiscal year ending December 31, 2022. Ernst & Young LLP (U.S.) has continued to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023 and those thereafter. No changes were made to the accounting firms who audit our financial statements filed with the Shanghai Stock Exchange and the Hong Kong Stock Exchange, which remain Ernst & Young Hua Ming LLP, located in Beijing, PRC, and Ernst & Young, located in Hong Kong, PRC, respectively.
In December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.
Given that Ernst & Young LLP (U.S.) has served as the principal accountant to audit our consolidated financial statements to be filed with the SEC since 2022, we believe this should preclude the delisting of our American Depositary Shares from Nasdaq under HFCAA. For a detailed description of risks related to our doing business in China and status under the HFCAA, see “Item 1A. Risk Factors—Risks Related to Our Doing Business in the PRC.”
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

Furthermore, the PRC government has also indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. The PRC government initiated a series of regulatory actions and statements to regulate business operations in China, including enforcement actions against illegal activities in the securities market, enhancing supervision over China-based companies listed outside of China using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack-Down on Illegal Securities Activities (the “Securities Opinions”) which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. In September 2024, the State Council released the Administrative Regulations on Cyber Data Security, which require, among others, a prior cybersecurity review for cyber data processing activities which affect or may affect national security. In March 2023, the Overseas Listing Trial Measures, and five relevant guidelines issued by the CSRC took effect, requiring the Chinese domestic companies’ overseas offerings and listings of equity securities be filed with the CSRC.
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
Flow of Funds with our Operations including the PRC
We are a holding company incorporated in the Cayman Islands with operations primarily conducted through direct and indirect subsidiaries in the U.S., China, the UK, Switzerland and Australia. The intercompany flow of funds within the organization is effected through capital contributions, intercompany loans, intercompany transfers of products and intellectual property, and cost reimbursements. Since formation in 2010, BeiGene, Ltd. has raised over $10.8 billion in various public and private stock offerings and from various borrowings. Of this amount, (1) $2.1 billion and RMB18.9 billion have been transferred as capital contributions to its operating subsidiaries and (2) $1.5 billion and RMB1.9 billion are outstanding intercompany loans due from its operating subsidiaries as of December 31, 2024. All biopharmaceutical patents previously owned by BeiGene, Ltd. have been transferred to operating subsidiaries for further development and commercialization. As of December 31, 2024, BeiGene, Ltd. held $400 million in cash and cash equivalents which are available for future investment in its programs and operating subsidiaries, of which $216 million is to be used in China pursuant to the obligations under the Company’s offering on the STAR Market. The Company’s subsidiaries outside of China have cash and cash equivalents of $1.1 billion that may be permanently transferred to BeiGene, Ltd. in the form of dividends and distributions or temporarily in the form of intercompany loans or advances without consent of a third-party; however, to date, BeiGene, Ltd. has not received any dividends or distributions from its operating subsidiaries. As of December 31, 2024, the Company has established a deferred tax liability of $24 million associated with potential withholding taxes in the U.S. and Canada on unremitted earnings that are no longer indefinitely reinvested. The amount of actual cash taxes associated with potential future distributions will depend on the timing of cash outflows at the parent and availability and use of cash in other jurisdictions that are not subject to withholding taxes. Please see the section of this Annual Report titled “Liquidity and Capital Resources” for further discussion.
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
We may rely on dividends and other distributions on equity paid by our PRC subsidiaries or as noted above on dividends and distributions from our U.S, Canadian and other subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us from those subsidiaries in the PRC but not from our subsidiaries in the U.S., Canada and others. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2024, these restricted assets totaled $1.7 billion.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us. However, conversion of RMB to other currencies are permitted for the purpose of dividends according to the PRC’s regulations on foreign exchange control. The PRC government may, in accordance with applicable laws and regulations, impose limitations on access to foreign currencies for current account transactions and if this occurs in the future, we may not be able to pay dividends in foreign currencies to our shareholders. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. As a result, and principally due to the restriction in China, our subsidiaries’ restricted net assets (as defined in Rule 5-04 of Regulation S-X) exceeds 25% of our consolidated net assets and thus we have provided the stand-alone financial statements of BeiGene, Ltd. in Item 15 as Schedule 1.
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

Permissions Required from the PRC Authorities for Our Operations and Securities Offerings
We conduct our business in the PRC through our PRC subsidiaries. Our operations in the PRC are governed by PRC laws and regulations. As of the date of this annual report, our PRC subsidiaries have obtained all requisite licenses and permits from the PRC government authorities that are material for their business operations in the PRC, including, among others, business licenses issued by local counterparts of the SAMR, drug manufacturing licenses, drug trade license, clinical trial applications, drug registration certificates, licenses for use of experimental animals, pollutant discharge licenses and permits for urban sewage discharge into drainage pipe network. No material permissions have been denied to us by relevant government authorities in China. As of the date of this Annual Report, we do not operate our businesses in China or elsewhere through variable interest entities, or VIEs, and therefore are not subject to risks associated with contractual arrangements with VIEs. As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions regarding our business operations and corporate structure from the CSRC, the Cyberspace Administration of China (the “CAC”), or any other PRC governmental agency that would have a material impact on our business, results of operations or financial condition. However, given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by government authorities, we cannot assure you that we have obtained all permits or licenses required for conducting our business in the PRC. If (i) we have inadvertently concluded that such permissions, approvals, licenses or permits have been acquired or are not required, or (ii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions, approvals, licenses or permits in the future, then we may have to expend time and costs to procure them. If we are unable to do so on commercially reasonable terms or in a timely manner, it could cause significant disruption to our business operations and damage our reputation, which would in turn have a material adverse effect on our business, results of operations and financial condition.
In connection with our previous issuance of securities to foreign investors in stock markets outside the PRC, under current PRC laws, regulations and regulatory rules, as of the date of this Annual Report, we and our PRC subsidiaries, (i) are not required to obtain permissions from the CSRC, (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China, or the CAC, and (iii) have not received or were denied such requisite permissions by any PRC authority. In 2023, the CSRC released the Overseas Listing Trial Measures and five relevant guidelines. The Overseas Listing Trial Measures require the Chinese domestic companies’ overseas offerings and listings of equity shares, depositary receipts, convertible bonds, preferred shares or other equity securities be filed with the CSRC. See “Item 1. Business—Government Regulation—PRC Regulation—Regulations Relating to Overseas Listing”. If we were deemed as an indirect overseas listed Chinese domestic company subject to the filing requirements under the Overseas Listing Trial Measures, our offering of equity securities on Nasdaq or Hong Kong Stock Exchange in the future would be required to be filed with the CSRC within three working days after the offering is completed.
As of the date of this Annual Report, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filing or other procedures in connection with offering our equity securities in overseas stock markets from the CSRC or any other PRC governmental or regulatory authorities that have jurisdiction over our operations. However, there remains significant uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, including the Overseas Listing Trial Measures. Although we intend to fully comply with the then effective relevant laws and regulations applicable to any securities offerings we may conduct, there are uncertainties with respect to whether we will be able to fully comply with requirements to obtain any permissions and approvals from, or complete any reporting or filing procedures with, PRC authorities that may be in effect in the future. If we, for any reason, are unable to complete, or experience significant delays in completing the requisite filing or other procedure(s), we may face sanctions by the CSRC or other Chinese regulatory authorities as applicable. These regulatory authorities may impose fines and penalties on our operations in the PRC, limit our ability to pay dividends outside of China, limit our operations in the PRC, delay or restrict the repatriation of funds into the PRC or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our ADSs, ordinary shares and RMB Shares.
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

BeiGene, Ltd. and its subsidiaries hold cash in demand deposits, time deposits and money market funds for the operating needs of each entity, including from intercompany transactions. As needed, cash to fund both short-term operating needs (such as investments in inventory or sales and marketing capabilities) and long-term investment needs (such as for property, plant and equipment) can be transferred from BeiGene, Ltd. or between subsidiaries to supply additional liquidity using capital contributions, intercompany advances or loans, as follows:
•Cash may be transferred between BeiGene HK and its operating subsidiaries in mainland China through intercompany loans and capital contributions. Cash generated from BeiGene HK is used to fund operations of its subsidiaries, and no funds were transferred from BeiGene HK’s subsidiaries in mainland China to fund operations of other BeiGene subsidiaries outside of mainland China for the years ended December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, the amount of cash transferred between BeiGene HK and its subsidiaries in mainland China was $106 million and $295 million, respectively.
•Cash may be transferred between BeiGene UK, Ltd. (“BeiGene UK”) and/or BeiGene Switzerland and their respective operating subsidiaries through intercompany fund advances and capital contributions. There are currently no restrictions on transferring funds between BeiGene UK or BeiGene Switzerland and their respective operating subsidiaries. Cash generated from BeiGene UK and BeiGene Switzerland may be used to fund operations of their respective subsidiaries, and no funds were transferred from BeiGene UK’s subsidiaries or from BeiGene Switzerland’s subsidiaries to fund operations of other BeiGene subsidiaries (such as BeiGene HK and its subsidiaries in mainland China) for the years ended December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, the amount of cash transferred between BeiGene UK to its respective subsidiaries was $142 million and $270 million, respectively. For the years ended December 31, 2024 and 2023, the amount of cash transferred between BeiGene Switzerland to its respective subsidiaries was nil.
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
Our competitive compensation and benefits programs help meet the needs of our employees. In addition to base salaries, these programs include potential annual discretionary bonuses, equity awards, a 401(k) plan in the U.S. and pension plans in other jurisdictions, healthcare and insurance benefits, health savings, life and disability insurances, and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used equity-based grants with vesting conditions to facilitate retention of key personnel. In addition to compensation and benefits, we provide our employees opportunities for growth through challenging job assignments, performance management and training opportunities. We seek to remain competitive in our compensation and benefits by routinely benchmarking against industry peers.
Our worldwide teams are united by a common mission. We are committed to encouraging a culture of open communication where employees can ask questions, raise concerns, and contribute creative solutions. Our management team routinely makes themselves available to all employees, including in regular town hall events that encourage open dialogue. Fostering a culture of accountability and compliance is also important, and all of our employees complete trainings on applicable corporate policies including our Global Code of Conduct which covers conflicts of interest; Harassment, Discrimination, and Retaliation Policy; Insider Trading Policy; and Anti-Corruption Policy.
At BeiGene, empowering our people begins with our culture and values: Bold Ingenuity, Collaborative Spirit, Driving Excellence, and most importantly, Patients First. As a global entity with many remote workers, we have been able to build a team of talented professionals with a wide range of experiences, regardless of their location. We are an equal opportunity employer. We do not discriminate on the basis of race, religion, color, sex, gender identity, sexual orientation, age, physical or mental disability, national origin, veteran status or any other basis covered by applicable law. All employment is decided on the basis of qualifications, merit, and business need. Further, we have policies in place that prohibit harassment and retaliation and a 24/7 ethics hotline where concerns can be raised on an anonymous basis. We maintain a culture where all voices are welcomed, heard, and respected.

As of February 14, 2025, we had over 11,000 full-time employees worldwide, across six continents, with approximately 1,700 employees in the U.S. and the balance outside of the U.S. We have also engaged and may continue to engage contingent workers to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries and Brazil. We also track voluntary and involuntary turnover rates and we consider our relations with our employees to be good.
Responsible Business & Sustainability
As a global organization focused on providing innovative medicines to more patients around the world, our Responsible Business & Sustainability (“RB&S”) efforts are aligned with our corporate strategy. We believe: broad patient access and sustainable profitability are achievable through cost and speed efficiencies in drug discovery and development; the discovery of novel solutions is enabled by engaged colleagues with varied experiences and perspectives and an inclusive culture; and operational resilience is supported by our efforts to identify and mitigate risk in our operations and in our value chain. As such, our RB&S strategy is focused on the following key areas:
1.Advancing Global Health - We are focused on developing impactful medicines that will be accessible to far more patients around the world.
2.Empowering Our Colleagues - We are committed to fostering a culture of innovation and building a global workforce that enables our colleagues to thrive.
3.Innovating Sustainably - We aim to assess and mitigate our impact on the environment and ensure business continuity.
4.Operating Responsibly - We operate with integrity, transparency, and discipline to ensure we are meeting the expectations of our stakeholders.
Within each focus area, we have identified key strategic priorities against which we have set targets. Our targets are aspirational and may change; statements regarding these priorities and targets are not guarantees or promises that they will be met. We report our progress in late April of each year, and our reports can be found on our corporate website.
Financial Information
The financial information required under this Item 1 is incorporated herein by reference from the section of this Annual Report titled “Part II-Item 8-Financial Statements and Supplementary Data.” For financial information regarding our business, please see the section of this Annual Report titled “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.
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

Available Information
We make available on or through the Investor section of our website certain reports and amendments to those reports that we file with or furnish to the SEC, in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act. Additionally, we make available on our website our securities filings with the HKEx and the Shanghai Stock Exchange. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC, the HKEx, and the SSE.
From time to time, we may use the Investors section of our website at www.beigene.com, our X (formerly known as Twitter) account at x.com/BeiGeneGlobal, our LinkedIn account at linkedin.com/company/BeiGene, our Facebook account at facebook.com/BeiGeneGlobal, and our Instagram account at instagram.com/BeiGeneGlobal to disclose material information and to comply with our disclosure obligations under Regulation FD. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our X posts, our LinkedIn posts and our Instagram posts are not incorporated into, and does not form a part of, this Annual Report.

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
•We have historically incurred significant net losses and may incur net losses in the future.
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
•Your rights as a shareholder will change as a result of the Continuation.
•As a result of increased shareholder voting requirements upon completion of the Continuation, we will have less flexibility with respect to certain aspects of capital management than previously.
•The Continuation will result in additional direct and indirect costs whether or not completed.

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
The development and commercialization of new medicines is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell medicines or are pursuing the development of medicines for the treatment of cancer for which we are commercializing our medicines or developing our drug candidates. For example, BRUKINSA®, tislelizumab, and pamiparib face substantial competition, and some of our products face or are expected to face competition from generic therapies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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
The market opportunities for our future medicines may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
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
In China, drug prices are typically lower than in the U.S. and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Reimbursement Drug List (the “NRDL”), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. Products included in the NRDL have typically been generic and essential drugs. BRUKINSA, tislelizumab, PARTRUVIX®, XGEVA® and KYPROLIS® have been included in the NRDL. While the demand for these medicines has generally increased after inclusion in the NRDL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations. We prepare for the NRDL negotiations in China for our eligible medicines/indications annually. If any of these medicines/indications are not included in the NRDL or included at a significantly lower price, the revenues for such medicines could be limited, which could have a material adverse effect on our business, financial condition and results of operations in China.
The government in China also has a program for volume-based, centralized drug procurement with minimum quantity commitments to negotiate lower prices from drug manufacturers and reduce the price of drugs. The Chinese government awards contracts to the bidders who can satisfy the quality and quantity requirements, with price being a significant factor in the procurement decisions. The successful bidders are guaranteed a sale volume for at least a year, which gives an opportunity to gain or increase market share. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in 2020, ABRAXANE® and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE under the government contract that would have been significantly lower than the price that we had been charging. Also in 2020, VIDAZA® and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA, which resulted in the drug being restricted from use in public hospitals, which account for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. This program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations in China.
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
•unexpected changes in tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries, trade barriers and regulatory requirements, including the loss of normal trade status between China and the U.S. or actions taken by U.S. or China governmental authorities on companies with significant operations in the U.S. and China, such as us, and protectionist or retaliatory measures taken by the U.S.or China;
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
•economic and political instability; and
•international military conflicts and related sanctions.
For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. These and other risks, including the risks described in “Risks Related to Our Doing Business in the PRC”, may materially adversely affect our ability to attain or sustain revenue in international markets.

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
We are currently focusing our pharmaceutical-industry activities in the major markets of the U.S., China, Europe, and other select countries and regions. These areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes that make for a more complex and costly regulatory compliance burden. Additionally, the China National Medical Products Administration’s (“NMPA”) reform of the medicine and approval system may face implementation challenges. The timing and full impact of such reforms is uncertain and could prevent us from commercializing our medicines and drug candidates in a timely manner. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. From time to time, laws may be passed that significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.
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
For example, in 2022, the FDA extended the Prescription Drug User Fee Act goal date for the supplemental new drug application (“sNDA”) for BRUKINSA as a treatment for adult patients with chronic lymphocytic leukemia or small lymphocytic lymphoma by three months, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. In 2022, the FDA deferred action on the BLA for TEVIMBRA® as a second-line treatment for patients with unresectable or metastatic ESCC, citing only the inability to complete inspections due to COVID-19 related restrictions on travel. In 2024, the FDA deferred approval for tislelizumab in first-line unresectable, recurrent, locally advanced, or metastatic ESCC on account of a delay in scheduling clinical site inspections.
Our development activities, regulatory filings and manufacturing operations also could be harmed or delayed by a shutdown of the U.S. government, including the FDA, or governments and regulatory authorities in other jurisdictions. If the FDA or other health authorities are delayed or unable to complete required regulatory inspections of our development activities, regulatory filings or manufacturing operations due to government shutdowns, public health crises, or other reasons, or we do not satisfactorily complete such inspections, our business could be materially harmed. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.
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
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the accelerated approval of BRUKINSA in the U.S. and China and certain approvals of tislelizumab, PARTRUVIX, XGEVA, BLINCYTO®, KYPROLIS and QARZIBA® in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. If we fail to conduct such studies in a timely manner or such studies fail to verify clinical benefit, such approval may be withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval. For example, the FDA generally requires that all advertising and promotional materials be submitted to the FDA for review prior to dissemination or publication for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.
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
In the U.S., China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. For example, the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act), requires sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.
In addition, proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, the FDA works with states and Indian Tribes that propose to develop importation programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. In January 2024, the FDA issued to Florida the first approval for a state importation plan and several states have pending applications with the FDA. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. For additional information, please see the section of this Annual Report titled “Part I—Item 1—Business—Government Regulation—Healthcare Reform.”
Furthermore, changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. We cannot predict the initiatives or changes that may be adopted in the future or the impact, if any, they may have on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if we obtain regulatory approval; our ability to set a price that we believe is fair for our approved products; our ability to generate revenue and achieve or maintain profitability; the level of taxes that we are required to pay; and the availability of capital.
Risks Related to Our Financial Position and Need for Additional Capital
We have historically incurred significant net losses and may incur net losses in the future.
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, other than periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of December 31, 2024, we had an accumulated deficit of $8.6 billion. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

Although we expect to achieve positive GAAP operating income for full year 2025 as product sales growth exceeds expense growth, we may incur losses in the future. We expect expenses to continue to increase as we continue to expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, commercialize our medicines and launch new medicines, if approved, maintain and expand regulatory approvals, contribute up to $1.25 billion to the global development of a portfolio of Amgen pipeline assets under our collaboration agreement, and commercialize the medicines that we have in-licensed. In addition, we will continue to incur costs associated with operating as a public company. The size of any future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing our approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If we fail to achieve market acceptance for our medicines or if promising drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. To the extent we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research, development, manufacturing and commercialization efforts, expand our business or continue our operations.
We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development of our drug candidates or achieve profitability.
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $0.1 billion, $1.2 billion and $1.5 billion of net cash during the years ended December 31, 2024, 2023 and 2022, respectively. We recorded negative net cash flows from operating activities in 2024, 2023 and 2022 primarily due to our net losses of $0.6 billion, $0.9 billion and $2.0 billion, respectively. We cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
Since September 2017, we have generated revenues from the sale of medicines in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally developed medicines. These revenues are not yet sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash and cash equivalents to meet our projected operating requirements for at least the next 12 months. However, our existing cash and cash equivalents and potential future short-term investments may not be sufficient to enable us to complete all global development or launch all of our current medicines and drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we may require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources.
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
Our liquidity and financial condition may be materially and adversely affected by negative net cash flows and our current debt structure, and we cannot assure you that we will have sufficient cash from other sources to fund our operations. If we resort to other financing activities to generate additional cash, we will incur financing costs and we cannot guarantee that we will be able to obtain the financing on terms acceptable to us, or at all, and if we raise financing by issuing further equity securities, your interest in our company may be diluted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. Our inability to obtain additional funding when we need it could seriously harm our business.

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
Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, our distributors and customers or by actual events or concerns involving the liquidity, default, or non-performance of financial institutions, including the U.S. government, and an impairment in the carrying value of any short-term investments could negatively affect our consolidated results of operations.
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
As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2024, we had approximately $1.0 billion invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had no short-term investments, cash and cash equivalents of $2.6 billion and restricted cash of $11.3 million as of December 31, 2024, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of December 31, 2024, we held no short-term investments. To the extent we invest in U.S. Treasury securities as short-term investments in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
Failure to meet responsible business and sustainability expectations or standards or achieve our corporate strategy goals could adversely affect our business, results of operations, financial condition or stock price.
There has been focus from global regulators and stakeholders on responsible business and sustainability matters, including greenhouse gas emissions and climate-related risks; human capital management; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. As part of our long-term strategy and in-line with safeguarding sustainable value growth, we actively manage these issues. We have identified key strategic priorities and set goals that reflect our current plans and aspirations and cannot guarantee that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues and goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging sustainability laws and reporting requirements and the related costs to comply with the emerging regulations. Our failure or perceived failure to achieve our sustainability goals or comply with sustainability-related regulations could expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on these sustainability issues.

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
Moreover, issued patents may be invalidated for a number of reasons, including but not limited to known or unknown prior art, deficiencies in the patent applications or the lack of novelty or inventive step of the underlying invention or technology.
Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
We have been and may further become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful. Our patent rights relating to our medicines and drug candidates could be found invalid, unenforceable or not infringed by a court or government patent authorities.
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

Lawsuits alleging infringing of intellectual property rights of third parties could be costly and time consuming and could prevent or delay us from developing or commercializing our medicines or drug candidates.
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
Furthermore, many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and in some cases non-competition agreements in connection with their previous employment. Our employees may also have access to trade secrets of our collaboration partners. Although we try our best to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have misappropriated trade secrets or other proprietary information, of any such employees’ former employers. For example, in September 2024, AbbVie filed a lawsuit alleging misappropriation of certain trade secrets concerning our Bruton’s tyrosine kinase degrader program, including lead compound BGB-16673. Defending against such claims, regardless of their merit, could result in substantial costs and be a distraction to management. If we fail in defending any such claims, we may need to pay monetary damages and lose valuable intellectual property rights.

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
For example, in 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA, BLINCYTO and KYPROLIS and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In 2021, we entered into a collaboration and license agreement with Novartis Pharma AG (“Novartis”), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody tislelizumab in certain territories, but that agreement was terminated in September 2023 and we regained full, global rights to develop, manufacture and commercialize tislelizumab. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan, terminated that agreement in July 2023 and regained full, global rights to develop, manufacture and commercialize ociperlimab. In December 2024, we entered into a global licensing agreement with CSPC Zhongqi Pharmaceutical Technology (Shijiazhuang) Co., Ltd. for a methionine adenosyltransferase 2A (MAT2A)-inhibitor being explored for solid tumors.
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
•As a result, we may not be able to realize the benefit of current or future collaborations, licensing arrangements or strategic alliances if we are unable to successfully integrate products with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will be able to fulfill all of our contractual obligations in a timely manner or achieve the revenue, specific net income or other goals that justify such transaction. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.
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
At the beginning of 2024, we had approximately 10,500 employees, and we ended the year with over 11,000 employees, an increase of approximately 5%. As of the date of this Annual Report, we had over 11,000 employees. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the U.S., China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating additional employees; managing the growth in our research, clinical operations, commercial, and supporting functions; and improving our operational, financial and management controls, reporting systems and procedures. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
Additionally, we have invested, and are investing significant time, resources and capital into the expansion of our facilities, including the creation of additional capacity at our Guangzhou and Suzhou manufacturing facilities and the construction of our Hopewell facility. If actual demand for our medicines does not meet our future projections, we will likely incur increased costs related to idle capacity including, but not limited to, acceleration of the timing of depreciation or impairment charges, which may adversely affect our financial condition and results of operations.
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
Additionally, the Cyberspace Administration of China (“CAC”) released the final Measures of Cross-Border Data Transfer Security Assessment, effective as of September 2022, under which any transfer of certain “important data” out of China triggers a security assessment to be conducted by the Chinese government. The term “important data” is a broadly defined term under the Cybersecurity Law and Data Security Law, and further clarifications need to be put in place by the Chinese government. However, under the latest draft Information Security Technology – Guideline for Identification of Critical Data, HGR data is classified as “important data,” and if the guidance is finalized as is, it can be expected that this new cross-border data transfer rule may create considerable additional regulatory burdens on international companies’ human gene-involved R&D activities in China.
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
To further enhance the administration of China HGR, in 2021, the Chinese government adopted amendments to the Criminal Code, which criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to non-PRC parties or entities established or actually controlled by them without going through security review and assessment. Also in 2021, the PRC Biosecurity Law became effective. The PRC Biosecurity Law establishes an integrated system to regulate biosecurity-related activities in China, including the security regulation of HGR and biological resources. The PRC Biosecurity Law for the first time expressly declared that China has sovereignty over its HGR and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China. Although the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by China’s highest legislative authority, it gives the National Health Commission, China’s major regulatory authority of HGR, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will continue to evolve and become even more rigorous. In addition, the interpretation and application of data protection laws in China are often uncertain and in flux.
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
Despite the implementation of security measures, our information technology systems and those of our contractors and collaborators, are vulnerable to damage from internal or external events, such as cyberattacks, computer viruses, unauthorized access to systems and data, malicious internet-based activity, online and offline fraud, wrongful conduct by insider employees and vendors, denial-of-service attacks, ransomware attacks, business email compromises, social engineering (including phishing attacks), computer malware, malicious codes, wrongful intrusions, and other similar activities, as well as natural disasters, terrorism, war, and telecommunication and electrical failures, which can compromise the confidentiality, integrity and availability of the systems. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources. Although, to our knowledge, we have not experienced any material cyber incidents or data breaches to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our research, development, manufacturing, regulatory and commercialization efforts and our business operations.
In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, banking information of our vendors, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, business email compromises, social engineering (including phishing attacks), dissemination of computer viruses, worms and other destructive or disruptive software, denial-of-service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could cause loss of data, damage to systems and data and leave us unable to utilize key business systems or access important data needed to operate our business. Like other companies in our industry, we, and our contractors and collaborators, have experienced and will continue to experience cybersecurity threats and incidents relating to our information technology systems and infrastructure, including malicious codes and viruses, phishing, email compromise attacks, ransomware, or other cyber-attacks. Such threats could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information and expose our confidential data. For example, one of our third-party vendors experienced a business email compromise which resulted in us sending payment to a fraudulent bank account. Funds were successfully recovered in this case, but it is possible that to the extent a similar future event occurs, funds will not be recoverable. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, we could be required to provide legal notifications and disclosures, as well as expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information.
In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. It is possible that the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our remote working environment, which may be less secure and more susceptible to hacking attacks. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our contractors and collaborators, as well as our and their efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruptions, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, data breach, ransomware, industrial espionage attack or insider threat attack that could adversely affect our business and operations and/or result in the loss or exposure of critical, proprietary, private, confidential or otherwise sensitive data, which could result in financial, legal, business or reputational harm to us. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.
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
A growing number of laws and regulations are being adopted focused on enforcement efforts surrounding artificial intelligence and the use of such technologies in compliance with ethical standards and societal expectations. For example, the EU’s Artificial Intelligence Act imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages ethical principles in the development and use of these systems. Likewise, in the U.S., several states passed laws to regulate various uses of artificial intelligence. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of artificial intelligence in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. We currently use systems that incorporate artificial intelligence, and if we develop or continue to use artificial intelligence systems governed by these laws or regulations, we will need to apply significant resources to design, develop, test and maintain such systems in accordance with applicable law and regulation, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Additionally, our vendors may incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet regulatory standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
Our failure to comply with privacy and data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
In the U.S., Europe, China, and many other jurisdictions where we operate, we are subject to laws and regulations that address privacy, personal information protection, use of artificial intelligence-based software and data security. Numerous laws and regulations, including, without limitation, privacy laws (such as the European Union’s General Data Protection Regulation (“GDPR”) or similar laws), security breach notification laws (such as Australia’s amendment to the Privacy Act), health information privacy laws (such as the United States’ Health Insurance Portability and Accountability Act (“HIPAA”) and the Human Genetic Resources Administration of China’s rules), and consumer protection laws (such as the United States’ Federal Trade Commission’s unfair or deceptive practices rules, or California’s Consumer Privacy Act), govern the collection, use, disclosure and protection of health-related and other personal information. A subset of these laws also have strict requirements governing the cross-border transfer of, or access to, personal information (see the risk factor titled “Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.”).
The legal and regulatory landscape around data privacy is rapidly changing with countries, states and other localities passing new laws and regulations every year. For example, the U.S. Department of Justice issued regulations implementing Executive Order (“EO”) 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United Stated Government-Related Data by Countries of Concern,” which are expected to become effective in April 2025 and prohibit transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong and Macau), Cuba, Iran, North Korea, Russia, and Venezuela. For example, the regulations prohibit transactions involving human genomic data and biospecimens of more than 100 U.S. individuals, except where necessary for specified exempt activities, such as for regulatory approvals, clinical investigations in support of FDA applications, and post-marketing surveillance. Tracking and complying with these laws and regulations requires significant time and expenses and could materially affect our business. By way of example and without limitation, these laws may require updating of contracts, informed consent forms, clinical trial protocols and privacy notices; changes to company procedures and corporate structures; limiting what personal information we collect, who has access to it and how/where we use it; performing internal assessments; changes to the security and hosting solution of our systems; changes to vendors and other third parties that we work with; specific reporting and remediation efforts in the event of a data breach; and even opening our business up for external assessments by government bodies.

Given the variability and evolving state of these laws, we face uncertainty as to the exact interpretation of the new requirements, and we may face challenges in implementing all measures required by regulators or courts in their interpretation. Additionally, we may experience a reportable data breach (see the risk factor titled “Our information technology systems, or those used by our contractors or collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization efforts”). Any failure or perceived failure by us to comply with applicable laws and regulations could subject us to significant administrative, civil or criminal fines or other penalties and negatively impact our reputation and our ability to participate in certain government-supported programs. For severe violations, in some countries these laws even allow courts and government agencies to delay or halt transfer of personal information, require deletion of personal information, or even order we stop collection, use or other processing of personal information in that country. All of these could materially harm our business, prospects, and financial condition or even disrupt our operations.
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
China has implemented extensive data protection, privacy and information security rules and is considering a number of additional proposals relating to these subject areas. We face significant uncertainties and risks related to these laws, regulations and policies, some of which were only recently enacted, and the interpretation of these legal requirements by government regulators as applied to biotechnology companies like us. For example, we collect and maintain de-identified or pseudonymized health data for clinical trials in compliance that could be deemed “personal data” or “important data” by government regulators. With China’s growing emphasis of its sovereignty over data derived from China, the outbound transmission of de-identified or pseudonymized health data for clinical trials may be subject to the new national security legal regime, including the Data Security Law, the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), the PIPL, and various implementing regulations and standards.
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
Under the Cyber Security Law and Data Security Law, we are required to establish and maintain a comprehensive data and network security management system that will enable us to monitor and respond appropriately to data security and network security risks. We are obligated to notify affected individuals and appropriate Chinese regulators of and respond to any data security and network security incidents. Chinese authorities have issued guidance, regulations, and amendments that continue to evolve the required standard of security and potential liabilities for violations. For example, the Network Data Security Management Regulations issued in September 2024 impose detailed and prescriptive requirements for protecting network security. Establishing and maintaining such systems takes substantial time, effort and cost, and we may not be able to establish and maintain such systems as fully as needed to ensure compliance with our legal obligations. Despite our investment, such systems may not adequately protect us or enable us to appropriately respond to or mitigate all data security and network security risks or incidents we may face.

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

There remain uncertainties as to how widespread the cybersecurity or national security review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and the imposition of any such penalties on our business could cause a material adverse effect on our business, financial condition, results of operations, prospects and the trading price of our ordinary shares, ADSs and RMB Shares, and could lead to our delisting from Nasdaq. As of the date of this Annual Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor” requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures or national security review under the Cyber Data Security Regulations. However, there remains uncertainty as to how the regulations if enacted as currently proposed, will be interpreted or implemented and whether the Chinese regulatory authorities will adopt additional regulations. We intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised Cybersecurity Review Measures, the Cyber Data Security Regulations or other laws and regulations related to privacy, data protection and information security.
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
We also rely in part on third-party manufacturers to produce and process our medicines and drug candidates. Our ability to obtain supplies of our medicines and drug candidates could be disrupted if the operations of these suppliers are affected by man-made or natural disasters, public health crises or other business interruptions which could cause us to delay or cease development or commercialization of some or all of our medicines and drug candidates. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. For example, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.
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
The PRC government may intervene or influence our operations at any time, and has the ability to exert significant oversight and control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.
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
The Holding Foreign Companies Accountable Act (as amended, the “HFCAA”) provides that if the SEC determines an issuer has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit that issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Following the filing of our annual report on Form 10-K for fiscal year ended December 31, 2021, which was audited by Ernst & Young Hua Ming LLP, the SEC added us to its list of Commission-Identified Issuers identified under HFCAA.

However, as our global business expanded, we built substantial organizational capabilities outside of the PRC and we evaluated, designed and implemented business processes and control changes which enabled us to engage Ernst & Young LLP, located in Boston, Massachusetts, U.S., as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting commencing for the fiscal years ended December 31, 2022 and those thereafter. We believe that this satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements prior to the two-year deadline of the HFCAA. Given that Ernst and Young LLP (U.S.) has served as the principal accountant to audit our consolidated financial statements since 2022, we believe this should preclude the delisting of our ADSs from Nasdaq under HFCAA.
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
Filing or other procedures with the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to complete such filing or other procedures. If we fail to complete a filing with the CSRC, our future offering application may be impacted and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2024, these restricted assets totaled $1.7 billion.
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
Our ordinary shares are listed on the HKEx in Hong Kong under the stock code “06160”, our ADSs are listed on Nasdaq in the U.S. under the symbol “ONC”, and our RMB Shares are listed on the STAR Market in the PRC under the stock code “688235”. Under current PRC laws and regulations, our ADSs and ordinary shares listed on Nasdaq and the HKEx are not interchangeable or fungible with the RMB Shares listed on the STAR Market, and there is no trading or settlement between either Nasdaq or the HKEx on the one hand, and the STAR Market on the other hand. The three markets have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these major differences, the trading prices of our ordinary shares, ADSs, and RMB Shares might not be the same, even allowing for currency differences. Fluctuations in the price of our ADSs due to circumstances peculiar to its home capital market could materially and adversely affect the price of the ordinary shares and/or RMB Shares, and vice versa. Because of the different characteristics of the U.S., Hong Kong and Shanghai equity markets, the historic market prices of our ordinary shares, ADSs, and RMB Shares may not be indicative of the performance of our securities going forward.

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
As of February 14, 2025, 1,387,367,704 ordinary shares, par value $0.0001 per share, were outstanding, of which 870,983,672 ordinary shares were held in the form of 66,998,744 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 49% of our outstanding ordinary shares as of February 14, 2025. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” (“PFIC”) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the composition of our income and assets, we believe that we were not a PFIC for the taxable year ended December 31, 2024. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years.
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
Risks Related to Our Continuation to Switzerland
Your rights as a shareholder will change as a result of the Continuation.
As announced in August 2024, we are proposing to change our jurisdiction of incorporation from the Cayman Islands to Switzerland through a transaction known as a continuation under Section 206 of the Companies Act (as amended) of the Cayman Islands and Article 161 of the Swiss Federal Code on Private International Law (such transaction, the “Continuation”). Because of differences in Swiss law and Cayman law and certain changes that will be made to our governing documents in connection with the Continuation, your rights as a shareholder will change if the Continuation is completed. For a description of these differences, see “Proposal No. 1: Approval of the Continuation — Comparison of Shareholder Rights” in the Registration Statement on Form S-4, as amended, filed with the SEC on January 21, 2025.
As a result of increased shareholder voting requirements upon completion of the Continuation, we will have less flexibility with respect to certain aspects of capital management than previously.
Under Cayman law, our directors may issue, without shareholder approval, any ordinary shares authorized in our amended and restated articles of association that are not issued or reserved. In addition, our board of directors has the right, subject to statutory limitations, to declare and pay dividends on our ordinary shares without a shareholder vote. Swiss law allows our shareholders to authorize our board of directors to issue new registered shares from the redomiciled Swiss public company for general corporate purposes based on a capital band included in the proposed Swiss articles, and for convertible instruments and for long term incentive plan purposes based on a conditional capital included in the proposed Swiss articles, in each case without additional shareholder approval. However, the shareholder authorization for general corporate purposes must be renewed by the shareholders at least every five years, and both the authorizations under the capital band and the conditional capital are limited to 50% of a company’s stated capital. Swiss law also reserves for approval by shareholders many corporate actions over which our board of directors currently has authority. For example, dividends must be approved by shareholders. While we do not believe that the differences between Cayman law and Swiss law relating to our capital management will have an adverse effect on our company, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.
The Continuation will result in additional direct and indirect costs whether or not completed.
The Continuation will result in additional direct costs. Following the Continuation, we may hold a large portion of meetings of our board of directors and management strategy meetings as well as our annual general meetings, beginning in 2025, in Basel. We also plan to continue expanding our physical presence in Switzerland. With that, we will further strengthen our presence in Switzerland. We will incur additional costs and expenses, primarily Swiss tax and professional fees, to comply with Swiss corporate and tax laws. In addition, we will incur attorneys’ fees, accountants’ fees, filing fees, mailing expenses and financial printing expenses in connection with the Continuation, whether or not it is approved. The Continuation may also result in certain indirect costs by diverting attention of our management and employees from our business with resulting increased administrative costs and expenses.
If you fail to make a required tax filing, the Continuation could result in adverse tax consequences for you.
Depending on your circumstances, you may be required to make a filing with the U.S. Internal Revenue Service or your respective tax authority, as a result of the change of our place of incorporation. Failure to make this filing on a timely basis could result in your owing taxes because of the change, even though you will not have realized any income or liquidity as a result of the change. For a more detailed description of the tax consequences associated with this transaction, please read “Proposal No. 1: Approval of the Continuation — Material Tax Considerations — United States Tax Considerations” in the Registration Statement on Form S-4, as amended, filed with the SEC on January 21, 2025.

You may be subject to Swiss withholding taxes on the payment of dividends.
Under current Swiss law, distributions made out of capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. We currently expect to have qualifying capital contribution reserves in the amount of approximately US$10.6 billion available for distribution not subject to Swiss withholding tax as of the effective date of the Continuation. However, there can be no assurances that the Swiss withholding rules will not be changed in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration. Further, over the long term, the amount of qualifying contribution reserves available may be limited. If we are unable to make a distribution out of qualifying capital contribution reserves, then any dividends paid will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. Currently, dividends, if any, paid on our shares are not subject to withholding tax in the Cayman Islands. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (the “U.S.-Swiss Treaty”), may apply for a refund of the tax withheld in excess of the 15% treaty rate (or for a full refund in case of qualified pension funds). A China Holder that qualifies for benefits under the Agreement between the Government of the People’s Republic of China and the Swiss Federal Council for the Avoidance of Double Taxation with Respect to Taxes on Income and on Capital (“PRC-Swiss Treaty”) may apply for a refund of the tax withheld in excess of the 10% or 5% treaty rate (as applicable). A Hong Kong shareholder that qualifies for benefits under the Agreement between the Government of the Hong Kong Special Administrative Region of the People’s Republic of China and the Swiss Federal Council for the Avoidance of Double Taxation with respect to Taxes on Income (“Hong Kong-Swiss Treaty”) may apply for a refund of the tax withheld in excess of the 10% treaty rate (or a full refund in case of specific qualified persons, including, a pension fund, or a corporate shareholder that directly holds at least 10% our capital). Subject to applicable laws and regulations, this may also apply to other shareholders that are entitled to a dividend withholding tax rate lower than the Swiss withholding tax rate under the tax treaties between the shareholders’ own tax residency jurisdictions and Switzerland. Switzerland currently has concluded more than 100 tax treaties with the same treatment regarding the refund of Swiss withholding taxes.
Under current Swiss law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax, irrespective of the tax residency of the shareholder. The repurchase of shares for purposes other than capital reduction, such as to retain as treasury shares for use in connection with equity incentive plans, convertible debt, similar instruments or acquisitions, will not be subject to the 35% Swiss withholding tax, irrespective of the tax residency of the shareholder. Any portion of the repurchase price attributable to par value or qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration will not be subject to the 35% Swiss withholding tax. See “Proposal No. 1: Approval of the Continuation — Material Tax Considerations — Taxation of Shareholders Subsequent to the Continuation — Swiss Taxation” in the Registration Statement on Form S-4, as amended, filed with the SEC on January 21, 2025.
We will be subject to various Swiss taxation as a result of the Continuation.
We will be subject to corporate income tax at federal, cantonal and communal levels on our worldwide income. However, qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are effectively exempt from federal, cantonal and communal corporate income tax under the Swiss participation relief rules. Consequently, we expect dividends from our subsidiaries and capital gains from sales of investments in our subsidiaries to be exempt from Swiss corporate income tax. In addition, we will be subject to an annual cantonal capital tax on our year-end taxable equity. We will also be subject to a Swiss issuance stamp tax levied on any future issuance of shares or any other increase in our equity unless the equity is increased in the context of a merger or other qualifying restructuring transaction. In addition, we will be subject to some other Swiss taxes (e.g., VAT and Swiss securities transfer stamp tax). We are currently not subject to income, capital, stamp or issuance taxes in the Cayman Islands.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technology assets. Our cybersecurity efforts are aimed at preserving the confidentiality, integrity, and continued availability of information under our ownership or care with the aim to continually improve security features in order to keep pace with the evolving cyber threat landscape.

Overview of Cybersecurity Risk Management and Strategy
Our cybersecurity risk identification, assessment and management process is a critical part of our overall enterprise risk management (“ERM”) system. Within our ERM system, we adhere to our Information Security Management Policy (“ISM Policy”) which is aimed at providing guidelines to monitor, review and continually improve our Information Security Management System (“ISMS”). Our ISMS is informed by ISO/IEC 27001:2022 standards and is operated based on an action model that identifies information security missions and objectives, including improvement measures to achieve continuous optimization. Our Cybersecurity Incident Response Plan (“CIRP”) is a critical component of our cybersecurity incident identification and management process, which, along with our incident response team, is designed to guide our response to potential cybersecurity incidents effectively and efficiently. Our ISM Policy, ISMS and CIRP are all internal processes we use to assess, identify and manage material risks from cybersecurity threats.
We also utilize external partnerships to help protect the Company from cybersecurity threats. This combination of people, processes and technology assist us to proactively manage and mitigate threats to our information technology environment. We have controls in place to defend against risks associated with cyber-attacks impacting our operations, compliance and financial reporting objectives. We are externally audited and certified under the ISO 27001 and assessed yearly according to National Institute of Standards and Technology (“NIST”) guidelines. Our external partners also evaluate our cybersecurity maturity and coverage as part of their services and keep us informed of emerging global threats.
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
We have implemented a Threat Intelligence function that informs of external cyber threats which allows us to proactively protect the Company and to allow us to improve the speed of our vulnerability management capabilities.
Cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition. Similar to other companies, we and our third-party vendors have and will continue to experience threats to our systems and data.
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
The management team – including our Chief Information Security Officer (“CISO”) – provides periodic reports to the Audit Committee which cover cybersecurity and other information technology risks affecting the Company. Such reports are typically provided at an Audit Committee meeting and enable Audit Committee members to ask questions of management and engage in additional discussions in an open forum. The Audit Committee also periodically evaluates our overall cybersecurity strategy.
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Our Information Security Steering Committee (“ISSC”) is responsible for oversight of matters related to information security and currently consists of professionals in legal operations and risk management, information governance, human resources operations, internal audit, computerized systems, global security and technical operations, and research technology, all whose input bring significant value when assessing and managing cybersecurity risk. Our ISSC meets periodically and is presented with an update on cybersecurity matters from our CISO. Our CISO is responsible for facilitating the implementation of the plans and decisions made by the ISSC and directly provides updates to the Audit Committee as detailed above.

Our Vice President of Global Technology Solutions head our Global Technology Solutions Team along with our CISO are responsible for leading the individuals tasked with maintaining our enterprise-wide cyber resilience strategy, policy, standards, architecture, and processes. Our CISO has over eighteen years of information technology and cybersecurity experience in multiple industries, including building and leading governance, risk, and compliance functions that cover ISO 27001 certified compliance, NIST Cybersecurity Framework assessments, Sarbanes-Oxley (“SOX”) information technology compliance, regional compliances, policy management, information technology risk management, vendor risk management, and security awareness. Our Vice President of Global Technology Solutions has over twenty years of experience leading technology organization and managing information security across multiple industries, including SOX 404 compliance, GxP audit and compliance, NIST Cybersecurity Framework assessments, managing incident response and communication with executives and board of directors.
Item 2. Properties
We lease all of our facilities, other than the following facilities that we own: our offices and laboratories in Changping, Beijing, our manufacturing facility in Guangzhou, China, and our manufacturing facility and clinical R&D center at the Princeton Innovation Park in Hopewell, New Jersey. We lease an aggregate of approximately 134,000 square meters of office space at approximately 46 other locations across the U.S., Europe, China, MENA, and South America, in cities such as Cambridge, Massachusetts; Ridgefield Park, New Jersey; and Emeryville, San Mateo and San Carlos, California in the U.S.; Beijing, Shanghai, Suzhou, and Guangzhou in China; and Basel, Switzerland, primarily for our offices and for our manufacturing facility in Suzhou, China, pursuant to leases with various expiration dates, with the latest expiring in 2031. We believe that our facilities are currently suitable and sufficient to meet our needs. We intend to add new facilities or expand existing facilities as we add employees and enter new locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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

ANDA Litigation
On March 8, 2024, the Company’s two wholly-owned subsidiaries, BeiGene USA, Inc. and BeiGene Switzerland GmbH filed patent infringement suits under Hatch-Waxman Act against Sandoz Inc. (“Sandoz”) and separately against MSN Pharmaceuticals, Inc. and MSN Laboratories Private Ltd. (collectively “MSN”) in the U.S. District Court for the District of New Jersey. The patent infringement suits are in response to Sandoz’s and MSN’s notices to the Company concerning the filings of Abbreviated New Drug Applications (“ANDAs”) with the U.S. Food and Drug Administration (“FDA”), seeking FDA approval to market a generic version of BRUKINSA along with “Paragraph IV certifications” challenging certain BRUKINSA Orange Book patents for invalidity, unenforceability and/or non-infringement. According to the notices, neither Sandoz nor MSN have challenged BRUKINSA’s composition of matter patent, which remains intact in protecting BRUKINSA from generic competition until its expiration in 2034. On August 15, 2024, the court entered a joint stipulation and order dismissing the suit against Sandoz. On November 14, 2024, BeiGene entered into a settlement agreement with MSN wherein BeiGene granted MSN the right to sell a generic version of BRUKINSA in the U.S. no earlier than June 15, 2037, subject to potential acceleration or extension under circumstances customary for settlement of this type. On November 19, 2024, the court entered a joint stipulation and order dismissing the suit against MSN.
AbbVie Litigation
On September 6, 2024, AbbVie Inc. filed a complaint in the U.S. District Court for the Northern District of Illinois against the Company, one of its wholly-owned subsidiaries and an individual scientist, alleging misappropriation of trade secrets concerning the Company’s Bruton’s tyrosine kinase (“BTK”) degrader program, including the lead compound, BGB-16673. The complaint seeks an unspecified amount of monetary damages, declaratory judgment, restitution and other equitable remedies. The Company is vigorously defending against the claims and filed a motion to dismiss the complaint in its entirety on December 19, 2024.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our American Depositary Shares (“ADSs”) have been publicly traded on the Nasdaq Global Select Market under the symbol “BGNE” from February 3, 2016 to January 1, 2025, and under the symbol “ONC” since January 2, 2025. Our ordinary shares have been publicly traded on the Stock Exchange of Hong Kong Limited under the stock code “06160” since August 8, 2018. Our ordinary shares traded in Renminbi (the “RMB Shares”) have been publicly traded on the Science and Technology Innovation Board of the Shanghai Stock Exchange in China under the stock code “688235” since December 15, 2021.
Shareholders
As of January 31, 2025, we had approximately 29,773 holders of record of our ordinary shares, 29,620 of which are holders of record of our RMB Shares, and 8 holders of record of our ADSs. These numbers do not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
Dividend Policy
We have never declared or paid any dividends on our ordinary shares or any other securities. We currently intend to retain all available funds and earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. If we pay dividends in the future, in order for us to distribute dividends to our shareholders and holders of ADSs, we may rely to some extent on dividends distributed by our PRC subsidiaries. PRC regulations may restrict the ability of our PRC subsidiaries to pay dividends to us, and such distributions will be subject to PRC withholding tax. In addition, PRC regulations currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits, as determined in accordance with our PRC subsidiaries’ formation and organizational documents and the accounting standards and regulations in the PRC. Subject to applicable law and our amended and restated articles of association, any future determination to pay dividends will be made at the discretion of our board of directors and may be based on a number of factors, including our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Performance Comparison Graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph shows the total shareholder return of an investment of $100 in cash at market close on December 31, 2019 through December 31, 2024 for our ADSs, the Nasdaq Composite Index (U.S.), and the Nasdaq Biotechnology Index.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared or paid to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
BeiGene, Ltd.	100.00	155.88	163.45	132.69	108.81	111.43
Nasdaq Composite	100.00	144.92	177.06	119.45	172.77	223.87
Nasdaq Biotechnology	100.00	126.42	126.45	113.65	118.87	118.20

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
Overview
Our fourth quarter and full year results demonstrate our tremendous growth as a global oncology powerhouse, reinforced by the continued success of BRUKINSA and the development of one of the most prolific solid tumor pipelines in oncology with multiple data readouts expected in 2025. BRUKINSA is now the unequivocal leader in new CLL patient starts in the U.S., holds the broadest label of any BTK inhibitor and serves as the cornerstone of our hematology franchise, showing immense promise as a backbone alongside our late stage BCL2 inhibitor, sonrotoclax, and our potential first-in-class BTK CDAC. We are also building future solid tumor franchises in breast, lung, and gastrointestinal cancers by leveraging our platforms in multi-specific antibodies, protein degraders and antibody-drug conjugates. 2025 marks an inflection point as we anticipate achieving positive GAAP operating income and operating cash flow alongside our intention to change our name to BeOne with our new NASDAQ ticker, ONC.
Key highlights for the full year 2024 are as follows:
•Total global revenues of $1.1 billion and $3.8 billion, respectively, in the fourth quarter and full year, increases of 77.8% and 55.0%, respectively, compared to the prior year periods;
•Narrowed GAAP operating loss and achieved full-year positive non-GAAP operating income
•Global BRUKINSA revenues of $828.0 million and $2.6 billion for the fourth quarter and full year 2024, increases of 100.5% and 104.9%, respectively, compared to the prior year periods;
•Progressed pivotal-stage programs for BCL2 inhibitor sonrotoclax and BTK CDAC BGB-16673;
•Advanced six and thirteen NMEs into the clinic in the fourth quarter and full year, respectively; and
•Anticipate multiple data readouts for innovative solid tumor programs in 1H 2025.
Recent Business Developments
On January 13, 2025 we participated in the 43rd Annual J.P. Morgan Healthcare Conference and announced that we expect to achieve positive operating income for full year 2025 pursuant to generally accepted accounting principles.

On December 27, 2024, we announced that the U.S. Food and Drug Administration (“FDA”) approved TEVIMBRA® (tislelizumab-jsgr), in combination with platinum and fluoropyrimidine-based chemotherapy, for the first-line treatment of unresectable or metastatic HER2-negative gastric or gastroesophageal junction adenocarcinoma in adults whose tumors express PD-L1 (≥1).
On December 23, 2024, we announced that our American Depository Shares will begin trading on the Nasdaq Global Select Market under our new ticker symbols “ONC” as of January 2, 2025.
On December 12, 2024, we announced entering into a global licensing agreement with CSPC Zhongqi Pharmaceutical Technology (Shijiazhuang) Co., Ltd. for SYH2039, a novel methionine adenosyltransferase 2A (MAT2A)-inhibitor being explored for solid tumors.
On November 27, 2024, we announced that the European Commission approved TEVIMBRA® in combination with chemotherapy for the first-line treatment of esophageal squamous cell carcinoma and gastric or gastroesophageal junction adenocarcinoma.
On November 19, 2024, we announced entering into a settlement agreement with MSN Pharmaceuticals, Inc. and MSN Laboratories Private Ltd. resolving patent litigation related to MSN’s Abbreviated New Drug Application seeking approval to market a generic version of BRUKINSA® (zanubrutinib) in the U.S.
On November 14, 2024, we announced our intention to change the Company’s name to “BeOne Medicines Ltd.” confirming our commitment to develop innovative medicines to eliminate cancer by partnering with the global community to serve as many patients as possible. Implementation of our new name is subject to shareholder approval to be sought at a future shareholder meeting.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$3,779,546	$2,189,852	$1,589,694	72.6%
Collaboration revenue	30,695	268,927	(238,232)	(88.6)%
Total revenues	3,810,241	2,458,779	1,351,462	55.0%
Cost of sales - product	594,089	379,920	214,169	56.4%
Gross profit	3,216,152	2,078,859	1,137,293	54.7%
Operating expenses
Research and development	1,953,295	1,778,594	174,701	9.8%
Selling, general and administrative	1,831,056	1,508,001	323,055	21.4%
Total operating expenses	3,784,351	3,286,595	497,756	15.1%
Loss from operations	(568,199)	(1,207,736)	639,537	(53.0)%
Interest income, net	47,836	74,009	(26,173)	(35.4)%
Other (expense) income, net	(12,638)	307,891	(320,529)	(104.1)%
Loss before income tax expense	(533,001)	(825,836)	292,835	(35.5)%
Income tax expense	111,785	55,872	55,913	100.1%
Net loss	$(644,786)	$(881,708)	$236,922	(26.9)%
Revenue
Total revenue increased by $1.4 billion to $3.8 billion for the year ended December 31, 2024, from $2.5 billion for the year ended December 31, 2023, primarily due to increased sales of BRUKINSA, as well as increased sales of in-licensed products from Amgen and tislelizumab. Collaboration revenue decreased year over year due to the recognition of the remaining deferred revenue associated with the Novartis collaborations upon termination of the agreements in 2023.

Total revenue by geographic area is presented as follows (amounts in thousands of U.S. dollars)1:

	Year Ended December 31,
	2024	%	2023	%
United States total revenue	$1,957,498	51.4%	$1,128,219	45.9%
Product revenue	1,950,530	51.2%	945,551	38.5%
Collaboration revenue	6,968	0.2%	182,668	7.4%

China total revenue	1,411,307	37.0%	1,101,951	44.8%
Product revenue	1,390,699	36.5%	1,093,091	44.5%
Collaboration revenue	20,608	0.5%	8,860	0.3%

Europe total revenue	362,626	9.5%	202,014	8.2%
Product revenue	359,507	9.4%	122,228	5.0%
Collaboration revenue	3,119	0.1%	79,786	3.2%

ROW total revenue	78,810	2.1%	26,595	1.1%
Product revenue	78,810	2.1%	28,982	1.2%
Collaboration revenue	—	—%	(2,387)	(0.1)%
Total Revenue	3,810,241	100.0%	2,458,779	100.0%
1Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from.
Net product revenue consisted of the following:

	Year Ended December 31,		Changes
	2024	2023	$	%
	(dollars in thousands)
BRUKINSA®	$2,644,226	$1,290,396	$1,353,830	104.9%
Tislelizumab	620,836	536,620	84,216	15.7%
XGEVA®	224,403	92,828	131,575	141.7%
BLINCYTO®	74,331	54,342	19,989	36.8%
KYPROLIS®	66,171	39,799	26,372	66.3%
POBEVCY®	53,509	56,547	(3,038)	(5.4)%
REVLIMID®	36,028	76,018	(39,990)	(52.6)%
Other	60,042	43,302	16,740	38.7%
Total product revenue	$3,779,546	$2,189,852	$1,589,694	72.6%
Net product revenue was $3.8 billion for the year ended December 31, 2024, compared to $2.2 billion in the prior year, primarily due to increased sales of BRUKINSA globally, driven by significant growth in the U.S. and Europe. In addition, product revenues in 2024 were positively impacted by growth from in-licensed products from Amgen and tislelizumab.
Global sales of BRUKINSA totaled $2.6 billion for the year ended December 31, 2024, representing a 104.9% increase compared to the prior year. U.S. sales of BRUKINSA totaled $2.0 billion for the year ended December 31, 2024 compared to $945.6 million in the prior year, representing growth of 106.3%. U.S. volume growth continued to accelerate in the period due primarily to demand growth coming from expanded use in CLL as BRUKINSA continued to gain share in new patient starts in CLL and all other approved indications. In addition, U.S. sales were also positively impacted in the fourth quarter of 2024 by seasonality and the timing of customer order patterns of approximately $30.0 million. BRUKINSA sales in the EU totaled $358.8 million for the year ended December 31, 2024, representing growth of 193.6% compared to the prior-year period, driven by continued gains in market share across all major markets. BRUKINSA sales in China totaled $258.1 million for the year ended December 31, 2024, representing growth of 33.2% compared to the prior year.

Sales of tislelizumab totaled $620.8 million for the year ended December 31, 2024, representing a 15.7% increase compared to the prior year. Certain additional tislelizumab indications have been included in the 2025 NRDL. There were no price reductions resulting from inclusion.
Collaboration revenue totaled $30.7 million for the year ended December 31, 2024, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement and royalty revenue under the Amgen collaboration. Collaboration revenue totaled $268.9 million for the year ended December 31, 2023, primarily related to the recognition of the remaining deferred revenue associated with the former Novartis tislelizumab and ociperlimab collaborations which were terminated in the prior year.
Gross Margin
Gross margin on global product sales increased to $3.2 billion, or 84.3% as a percentage of sales, for the year ended December 31, 2024, compared to $1.8 billion, or 82.7% as a percentage of sales, for the year ended December 31, 2023, primarily due to proportionately higher sales mix of BRUKINSA compared to other products in our portfolio, partially offset by the impact of accelerated depreciation expense of $32.7 million resulting from the move to more efficient, larger scale production lines for tislelizumab. On an adjusted basis, which does not include the accelerated depreciation, gross margin as a percentage of product sales increased to 85.5% for the year ended December 31, 2024, from 83.2% in the comparable period of the prior year.
Research and Development Expense
Research and development expense increased by $174.7 million, or 9.8%, to $2.0 billion for the year ended December 31, 2024, from $1.8 billion for the year ended December 31, 2023. The following table summarizes the external cost of development programs, upfront license and development milestone fees, and internal research and development expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Changes
	2024	2023	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$539,446	$551,417	$(11,971)	(2.2)%
Upfront license and development milestone fees	114,049	46,800	67,249	143.7%
Amgen co-development expenses[1]	75,165	53,315	21,850	41.0%
Total external research and development expenses	728,660	651,532	77,128	11.8%
Internal research and development expenses	1,224,635	1,127,062	97,573	8.7%
Total research and development expenses	$1,953,295	$1,778,594	$174,701	9.8%

Adjusted research and development expense[2]	$1,668,368	$1,558,960	$109,408	7.0%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the year ended December 31, 2024 totaled $148.4 million, of which $75.2 million was recorded as R&D expense. The remaining $73.2 million was recorded as a reduction for the R&D cost share liability.
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
The increase in external research and development expenses for the year ended December 31, 2024 was primarily attributable to higher upfront license and development milestone fees and increases in Amgen co-development expense, partially offset by lower external clinical trial costs.
Internal research and development expense increased $97.6 million, or 8.7%, to $1.2 billion for the year ended December 31, 2024 from $1.1 billion in the prior year, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities. Included within internal research and development expenses for the year ended December 31, 2024 is $27.1 million of accelerated depreciation expense related to the move of clinical production to larger, more efficient production lines.

Selling, General and Administrative Expense

	Year Ended December 31,		Changes
	2024	2023	$	%
	(dollars in thousands)
Selling, general and administrative expense	$1,831,056	$1,508,001	$323,055	21.4%
Adjusted selling, general and administrative expense[1]	$1,549,864	$1,284,689	$265,175	20.6%
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
Selling, general and administrative expense increased by $323.1 million, or 21.4%, to $1.8 billion for the year ended December 31, 2024, from $1.5 billion for the year ended December 31, 2023. The increase was due to continued investment in the global commercial launch of BRUKINSA primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 48.4% for the year ended December 31, 2024 compared to 68.9% in the prior-year period. We expect continued investment growth in selling and marketing expenses as our product sales increase.
Interest Income, Net
Interest income, net decreased by $26.2 million, or 35.4%, to $47.8 million for the year ended December 31, 2024, compared to $74.0 million for the year ended December 31, 2023. The decrease in interest income was primarily attributable to lower interest rates earned on our cash and cash equivalents and lower cash balances in interest-bearing investments. Interest expense increased resulting from a higher debt balance, partially offset by an increase in interest capitalization related to Hopewell construction.
Other (Expense) Income, Net
Other expense, net for the year ended December 31, 2024 was $12.6 million, due to foreign exchange losses, primarily from holding net monetary assets denominated in the RMB at certain U.S. dollar functional entities, including BeiGene, Ltd. (the “Parent Company”), and unrealized losses on equity investments, partially offset by government subsidy income.
Other income, net for the year ended December 31, 2023 was $307.9 million, primarily due to the noncash gain of $362.9 million recorded for the receipt of our ordinary shares as consideration for our settlement with BMS and government subsidy income, partially offset by foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. dollar functional currency subsidiaries and unrealized losses on equity investments.
Income Tax Expense
Income tax expense was $111.8 million for the year ended December 31, 2024 compared with $55.9 million for the year ended December 31, 2023. The income tax expense for the year ended December 31, 2024 was primarily attributable to higher pre-tax income resulting in current U.S. tax expense determined after other special tax deductions and research and development tax credits, including tax expense of $12.1 million due to the impact of tax reserves on uncertain tax positions related to research and development tax credits, lower taxable income in China, higher tax expense in certain EU and ROW jurisdictions and the deferred impact of the Company’s unremitted earnings in the U.S. The Company’s tax expense for 2024 reflects the historic allocation of pre-tax earnings and losses among our significant jurisdictions. This allocation and resulting tax expense depends on various factors including the level of income and unremitted earnings generated in the U.S., and amount of research and development costs incurred in China and therefore may vary from the historic allocation.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting legislation on this. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate, we will continue to monitor and assess pending legislation, guidance, and implementation by individual countries and evaluate the potential impact on our business in future periods.
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Non-GAAP Reconciliation

	Year Ended December 31,
	2024	2023
	( in thousands)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$594,089	$379,920
Less: Depreciation	42,707	8,578
Less: Amortization of intangibles	4,729	3,739
Adjusted cost of sales - products	$546,653	$367,603

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$1,953,295	$1,778,594
Less: Share-based compensation expenses	186,113	163,550
Less: Depreciation	98,814	56,084
Adjusted research and development	$1,668,368	$1,558,960

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$1,831,056	$1,508,001
Less: Share-based compensation expenses	255,680	204,038
Less: Depreciation	25,417	15,774
Less: Amortization of intangibles	95	3,500
Adjusted selling, general and administrative	$1,549,864	$1,284,689

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$3,784,351	$3,286,595
Less: Share-based compensation expenses	441,793	367,588
Less: Depreciation	124,231	71,858
Less: Amortization of intangibles	95	3,500
Adjusted operating expenses	$3,218,232	$2,843,649

Reconciliation of GAAP to adjusted loss from operations:
GAAP loss from operations	$(568,199)	$(1,207,736)
Plus: Share-based compensation expenses	441,793	367,588
Plus: Depreciation	166,938	80,436
Plus: Amortization of intangibles	4,824	7,239
Adjusted income (loss) from operations	$45,356	$(752,473)

Liquidity and Capital Resources
The following table represents our cash and debt balances as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash	$2,638,747	$3,185,984
Total debt	$1,018,013	$885,984
We have incurred annual net losses and negative cash flows from operations since inception, resulting from the cost of funding our research and development programs and selling, general and administrative expenses associated with our operations, as well as supporting the commercialization of our products globally. We incurred net losses of $0.6 billion and $0.9 billion for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $8.6 billion.

To date, we have financed our existing operations and investments in long-term assets principally through proceeds from public and private offerings of our securities, proceeds from debt and our collaborations, and since the third quarter of 2024 cash flow from operations. Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2024 will enable us to fund our operating expenses and planned long-term investments for at least the next 12 months after the date that the financial statements included in this report are issued. We have also financed our operations and investments with proceeds from debt incurred primarily from various banks both through our subsidiaries and the Parent Company of $1.0 billion at December 31, 2024. The majority of those debt obligations, or approximately $762.1 million, owed by BeiGene, Ltd., have due dates within the next 12 months. As of December 31, 2024, BeiGene, Ltd. will require loans or distributions from subsidiaries in fiscal year 2025 to fund its operations (see Note 10 in the Notes to the Financial Statements for further discussion of deferred taxes on the U.S. unremitted earnings expected to be distributed to the Parent Company). We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations on a consolidated basis.
On December 15, 2021, we completed our initial public offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”). As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors. As of December 31, 2024, the Company had cash remaining related to the STAR Offering proceeds of $0.6 billion.
The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$3,185,984	$3,875,037
Net cash used in operating activities	(140,631)	(1,157,453)
Net cash (used in) provided by investing activities	(548,350)	60,004
Net cash provided by financing activities	193,449	416,478
Net effect of foreign exchange rate changes	(51,705)	(8,082)
Net decrease in cash, cash equivalents and restricted cash	(547,237)	(689,053)
Cash, cash equivalents and restricted cash at end of period	$2,638,747	$3,185,984
Operating Activities
Cash used in operating activities improved versus the prior year due to our significantly improved revenue and $1.1 billion increase in gross margin in the current year and a decrease in cash used to fund working capital, offset by continued funding of our development pipeline, and commercial operations to support our global expansion.
Investing Activities
Investing activities used $548.4 million of cash for the year ended December 31, 2024, compared to $60.0 million of cash provided in the prior year due primarily to a decrease in proceeds from sales and maturities of investment securities, partially offset by a decrease in capital expenditures.
Financing Activities
Financing activities provided $193.4 million of cash for the year ended December 31, 2024, compared to $416.5 million of cash provided in the prior year period due primarily to a net reduction in short-term debt borrowings.
Our borrowing and repayment cycle is dictated by the short-term maturities of our debt and the ability to increase our borrowings is dependent on interest rates, credit spreads, bank lending capacity and other factors. We expect to repay approximately $851.5 million of loans in 2025 and expect to be able to re-finance those on a consistent basis with our historical experience, with the cost of those borrowings depending on prevailing interest rates and credit spreads.

Effects of Exchange Rates on Cash
As noted above, we hold RMB denominated cash in our Parent Company (largely arising from the STAR Offering) and incur foreign currency gains or losses when remeasuring such cash to the U.S. dollar. In the year ended December 31, 2024, we incurred realized losses on cash of $16.5 million that is included in the reconciling items between net loss and net cash used in operating activities on the consolidated statements of cash flows primarily related to the remeasurement of RMB denominated cash to USD. The RMB denominated cash in our Parent Company, however, is required to be used to fund RMB denominated expenditures and thus foreign currency gains or losses on such cash does not affect our ability to fund those expenditures.
We also have substantial operations in China, where the functional currency is the RMB and as such the net cash flows are translated to the U.S. dollar for financial reporting. This process generates translation gains and losses on RMB-denominated cash held in China that are included in the effects of foreign exchange rate changes on the consolidated statements of cash flows, as such translation gains and losses are excluded from cash flows from operating, investing and financing activities.
Future Liquidity and Material Cash Requirements
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with cash on hand.
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of December 31, 2024:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Contractual obligations:
Operating lease commitments	$68,534	$19,824	$48,710
Purchase commitments	131,944	110,423	21,521
Debt obligations	1,018,013	851,529	166,484
Interest on debt	55,230	39,856	15,374
Co-development funding commitment	335,261	225,251	110,010
Funding commitment	7,404	1,838	5,566
Pension plan	16,405	3,922	12,483
Capital commitments	48,347	48,347	—
Total	$1,681,138	$1,300,990	$380,148
Operating Lease Commitments
We lease office facilities in California, Massachusetts, Maryland, and New Jersey in the U.S.; Basel, Switzerland; and office or manufacturing facilities in Beijing, Shanghai, Suzhou and Guangzhou in China; under non-cancelable operating leases expiring on various dates. Payments under operating leases are expensed on a straight-line basis over the respective lease terms. The aggregate future minimum payments under these non-cancelable operating leases are summarized in the table above.
Purchase Commitments
As of December 31, 2024, purchase commitments amounted to $131.9 million, of which $32.5 million related to minimum purchase requirements for supply purchased from CMOs and $99.4 million related to binding purchase order obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.

Debt Obligations and Interest
Total debt obligations coming due in the next twelve months are $851.5 million. Total long-term debt obligations are $166.5 million. We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of our loans in the event of default. However, our debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact our ability to refinance our debt obligations if an event of default occurs. As of December 31, 2024, we are in compliance with all covenants of our material debt agreements. See above regarding Liquidity and Capital Resources and Note 12 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitments
Under our collaboration with Amgen, we are responsible for co-funding global clinical development costs for the licensed oncology pipeline assets, up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and/or development services. As of December 31, 2024, our remaining co-development funding commitment was $335.3 million.
Funding Commitment
Funding commitment represents our committed capital related to two of our equity method investments. As of December 31, 2024, our remaining capital commitment was $7.4 million and is expected to be paid from time to time over the investment period.
Pension Plan
We maintain a defined benefit pension plan in Switzerland that is collectively financed by employer and employee contributions. As of December 31, 2024, the plan was unfunded $16.4 million, with $3.9 million of employer contributions expected in 2025. The timing and amount of future long-term funding requirements will vary as a result of future changes in staffing and compensation levels, various actuarial assumptions and actual investment returns on plan assets. In the event of an underfunding, Switzerland pension foundations can levy additional contributions on the employer.
Capital Commitments
We had capital commitments amounting to $48.3 million for the acquisition of property, plant and equipment as of December 31, 2024, related to various facilities across the globe.
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
At December 31, 2024, our existing deferred revenue balance was less than $1.0 million, and collaboration revenue is not expected to be a significant driver of our financial results until if and when additional agreements are entered into.
Measurement of Accrued Research and Development Expenses
Clinical trial costs are a significant component of our research and development expenses and are recognized as the related services are incurred and measured at the cost expected to be paid for those services. As such, certain of our research and development expenses in any one period are an estimate by us as to the amount incurred for that period but not yet invoiced to us by the service provider. We have a history of contracting with third parties that perform various clinical trial activities on behalf of us in the ongoing development of our product candidates. Expenses related to clinical trials not yet invoiced are accrued based on our estimates of the actual services performed by the third parties for the respective period. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we will modify the related accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become probable.
Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting expenses that differ from amounts ultimately paid in any one period. To date, we have not made any material adjustments to our prior estimates of research and development expenses.

Measurement of Deferred Tax Assets
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Currently, we are in a three-year cumulative book loss position and as required by ASC 740, we provided a valuation allowance on all of our deferred tax assets.
Subsequent Measurement of Long-Lived Assets
We test long-lived assets, which include property, plant and equipment and intangible assets with finite useful lives, for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in our expected future cash flows; a sustained, significant decline in the trading prices of our ADSs, our ordinary shares, and/or our RMB Shares and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. For the years ended December 31, 2024, 2023 and 2022, we determined there was no impairment of the value of our long-lived assets.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included in this Annual Report for information regarding recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $720.1 million of outstanding floating rate debt as of December 31, 2024. A 100-basis point increase in interest rates as of December 31, 2024 would increase our annual pre-tax interest expense by approximately $7.2 million.
Foreign Currency Exchange Rate Risk
China Exchange Rate Regime
RMB is not freely convertible into foreign currencies for capital account transactions. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 2.8% for both the years ended December 31, 2024 and 2023, and depreciated approximately 8.2% for the year ended December 31, 2022, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
Transactional Risk
We are exposed to foreign exchange risk arising from various currency exposures when we enter into transactions denominated in foreign currencies. Our reporting currency is the U.S. dollar, and our most significant functional currencies are the U.S. dollar and the RMB. A portion of our operating transactions and monetary assets and liabilities are in currencies other than the U.S. dollar and RMB, primarily the U.S. dollar against the RMB, Euro, and Australian dollar. During the years ended December 31, 2024, 2023 and 2022, we recognized foreign exchange losses of $16.0 million, $64.8 million and $233.8 million, respectively, resulting from the strengthening of the U.S. dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. dollar functional currency entities, including the Parent Company. As of December 31, 2024, the Parent Company held RMB-denominated deposits of $220.4 million. A hypothetical 10% appreciation in the U.S. dollar exchange rate compared with the RMB as of December 31, 2024 would have resulted in an increase in foreign exchange loss of approximately $20.0 million.

Translational Risk
We also face foreign currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period, primarily the RMB against the U.S. dollar. A significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our foreign cash balances and trade receivables. Further, volatility in exchange rate fluctuations may have a significant impact on the foreign currency translation adjustments recorded in other comprehensive income (loss).
We have not used derivative financial instruments to reduce the effect of fluctuating currency exchange rates.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2024.

Item 8. Financial Statements and Supplementary Data
BEIGENE, LTD.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BeiGene, Ltd. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Product Revenue, Net

Description of the Matter
At December 31, 2024, the Company recorded $286.3 million of accrued sales chargebacks, rebates, returns and other deductions. As discussed in Note 2 to the consolidated financial statements under the caption “Revenue Recognition”, the Company recognizes revenue when the transfer of control of goods or services to the customer is completed. To determine the appropriate transaction price at the time revenue is recognized, the Company estimates variable consideration related to rebates, chargebacks, trade discounts and allowances, and other incentives that will ultimately be due to the customer and others in the distribution channel under the terms of their contracts. Where appropriate, these estimates take into consideration, among other items, the Company’s historical experience, current contractual and statutory requirements, channel inventory levels, and forecasted customer buying and payment patterns. The Company recognizes revenue related to variable consideration to the extent it is probable that a significant revenue reversal will not occur and estimates variable consideration from rebates, chargebacks, trade discounts and allowances, and other incentives using the expected value method.

Auditing the Company’s accrued revenue rebates in the United States is challenging due to the extent of effort required to audit the significant number of United States-based rebate programs, as the terms vary by program and by customer. Additionally, due to the volume of rebates and third-party processes and the timing of invoicing received from vendors, the actual amounts incurred for all programs are not known at the time the financial statements are filed.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of internal controls over the Company’s process used in determining the measurement and completeness of accrued revenue rebates in the United States. This included testing controls over management’s review of contractual rebates and other inputs used in the estimation of accrued revenue rebates in the United States, including but not limited to the Company’s historical results, current contractual and statutory requirements, channel inventory levels, and forecasted customer buying and payment patterns. We tested controls over management’s review of contractual terms, and total invoicing to date, as well as controls to ensure that the data used to evaluate and support the significant assumptions were complete, accurate, and, where applicable, verified to external data sources.

To test the accrued revenue rebates in the United States, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in determining the accrued revenue rebates and evaluating the assumptions and inputs used by management. To evaluate the measurement and completeness of the accrual, we performed analytical procedures in combination with confirmations of a sample of the inventory remaining in the distribution channel at period end. We assessed the historical accuracy of management’s accrued revenue rebates estimates by comparing prior period accrued revenue rebates to the amount of actual payments made in subsequent periods. We examined terms and conditions for a sample of contracts with the Company’s customers and others in the distribution channel, tested a sample of credits issued and payments made throughout the year, and agreed rates to underlying contract terms. We performed independent calculations of the revenue rebate accruals using actual rebate invoicing and executed third-party contracts and assessed forecasted customer buying and payment patterns based on historical trends. Finally, we assessed subsequent events and subsequent period invoicing to determine whether there was any new information that would require adjustment to the accruals.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Boston, Massachusetts
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BeiGene, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited BeiGene, Ltd.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BeiGene, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2025

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2024	2023	2022
		$	$	$
Revenues
Product revenue, net	13	3,779,546	2,189,852	1,254,612
Collaboration revenue	3	30,695	268,927	161,309
Total revenues		3,810,241	2,458,779	1,415,921
Cost of sales - product		594,089	379,920	286,475
Gross profit		3,216,152	2,078,859	1,129,446
Operating expenses
Research and development		1,953,295	1,778,594	1,640,508
Selling, general and administrative		1,831,056	1,508,001	1,278,603
Total operating expenses		3,784,351	3,286,595	2,919,111
Loss from operations		(568,199)	(1,207,736)	(1,789,665)
Interest income, net		47,836	74,009	52,480
Other (expense) income, net	5	(12,638)	307,891	(223,852)
Loss before income taxes		(533,001)	(825,836)	(1,961,037)
Income tax expense	10	111,785	55,872	42,778
Net loss		(644,786)	(881,708)	(2,003,815)

Net loss per share	14	(0.47)	(0.65)	(1.49)
Weighted-average shares outstanding—basic and diluted	14	1,368,746,793	1,357,034,547	1,340,729,572

Net loss per American Depositary Share (“ADS”)		(6.12)	(8.45)	(19.43)
Weighted-average ADSs outstanding—basic and diluted		105,288,215	104,387,273	103,133,044

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2024	2023	2022
		$	$	$
Net loss		(644,786)	(881,708)	(2,003,815)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	16	(47,565)	(25,464)	(90,421)
Pension liability adjustments, net	19	(1,942)	(5,611)	365
Unrealized holding (loss) gain, net	16	(35)	9,046	(5,311)
Comprehensive loss		(694,328)	(903,737)	(2,099,182)

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of December 31,
	Note	2024	2023
		$	$
Assets
Current assets:
Cash and cash equivalents		2,627,410	3,171,800
Accounts receivable, net		676,278	358,027
Inventories, net	6	494,986	416,122
Prepaid expenses and other current assets	11	192,919	257,465
Total current assets		3,991,593	4,203,414
Property, plant and equipment, net	8	1,578,423	1,324,154
Operating lease right-of-use assets	7	139,309	95,207
Intangible assets, net	9	51,095	57,138
Other non-current assets	11	160,490	125,362
Total non-current assets		1,929,317	1,601,861
Total assets		5,920,910	5,805,275
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		404,997	315,111
Accrued expenses and other payables	11	803,713	693,731
Tax payable	10	25,930	22,951
Operating lease liabilities, current portion	7	17,576	21,950
Research and development cost share liability, current portion	3	111,154	68,004
Short-term debt	12	851,529	688,366
Total current liabilities		2,214,899	1,810,113
Non-current liabilities:
Long-term debt	12	166,484	197,618
Operating lease liabilities, non-current portion	7	44,277	22,251
Deferred tax liabilities	10	42,007	16,494
Research and development cost share liability, non-current portion	3	54,286	170,662
Other long-term liabilities	11	66,735	50,810
Total non-current liabilities		373,789	457,835
Total liabilities		2,588,688	2,267,948
Commitments and contingencies	20
Shareholders’ equity:
Ordinary shares, 0.0001 par value per share; 9,500,000,000 shares authorized; 1,387,367,704 and 1,359,513,224 shares issued and outstanding as of December 31, 2024 and 2023, respectively		138	135
Additional paid-in capital		12,087,908	11,598,688
Accumulated other comprehensive loss	16	(148,988)	(99,446)
Accumulated deficit		(8,606,836)	(7,962,050)
Total shareholders’ equity		3,332,222	3,537,327
Total liabilities and shareholders’ equity		5,920,910	5,805,275
 The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2024	2023	2022
		$	$	$
Cash flows from operating activities:
Net loss		(644,786)	(881,708)	(2,003,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		171,762	87,675	66,278
Share-based compensation expense	15	441,618	367,618	303,162
Acquired in-process research and development	3	60,000	46,800	68,665
Amortization of research and development cost share liability	3	(73,226)	(55,294)	(96,402)
Unrealized losses on long-term investments	5	24,022	16,221	21,996
Deferred income tax expense		25,983	689	2,059
Gain on BMS termination settlement		—	(362,917)	—
Other items, net		11,163	(5,998)	9,047
Changes in operating assets and liabilities:
Accounts receivable		(329,443)	(188,306)	304,112
Inventories		(91,496)	(140,948)	(56,689)
Other assets		45,126	12,120	(3,282)
Accounts payable		121,497	21,484	(4,352)
Accrued expenses and other payables		111,354	180,111	45,627
Deferred revenue		633	(255,587)	(151,816)
Other liabilities		(14,838)	587	(1,209)
Net cash used in operating activities		(140,631)	(1,157,453)	(1,496,619)
Cash flows from investing activities:
Purchases of property and equipment		(492,663)	(561,896)	(325,434)
Proceeds from sale or maturity of short-term investments		2,655	673,240	1,563,618
Purchase of in-process research and development		(31,800)	(15,000)	(143,665)
Purchase of intangible assets	9	(4,674)	(19,365)	—
Purchase of long-term investments	5	(19,006)	(14,900)	(15,911)
Other investing activities		(2,862)	(2,075)	(1,485)
Net cash (used in) provided by investing activities		(548,350)	60,004	1,077,123
Cash flows from financing activities:
Proceeds from long-term loan	12	9,053	22,502	37,372
Repayment of long-term loan	12	(28,031)	(13,690)	—
Proceeds from short-term loans	12	868,270	661,530	313,774
Repayment of short-term loans	12	(704,216)	(309,576)	(417,081)
Proceeds from option exercises and employee share purchase plan		45,373	55,712	46,964
Other financing activities		3,000	—	—
Net cash provided by (used in) financing activities		193,449	416,478	(18,971)
Effect of foreign exchange rate changes, net		(51,705)	(8,082)	(69,383)
Net decrease in cash, cash equivalents, and restricted cash		(547,237)	(689,053)	(507,850)
Cash, cash equivalents, and restricted cash, beginning of year		3,185,984	3,875,037	4,382,887
Cash, cash equivalents, and restricted cash, end of year		2,638,747	3,185,984	3,875,037
Supplemental cash flow disclosures:
Cash and cash equivalents		2,627,410	3,171,800	3,869,564
Short-term restricted cash		9,312	11,473	196
Long-term restricted cash		2,025	2,711	5,277
Income taxes paid		69,430	56,003	29,500
Interest paid		51,175	19,753	25,169
Supplemental non-cash activities:
Accruals for capital expenditures		70,314	91,804	95,346
Purchase of in-process research and development included in accounts payable		60,000	31,800	—

The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2021	1,334,804,281	133	11,191,007	17,950	(5,076,527)	6,132,563
Cost from issuance of ordinary shares	—	—	(152)	—	—	(152)
Issuance of shares reserved for share option exercises	1,375,621	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	19,960,278	2	46,962	—	—	46,964
Share-based compensation	—	—	303,162	—	—	303,162
Other comprehensive loss	—	—	—	(95,367)	—	(95,367)
Net loss	—	—	—	—	(2,003,815)	(2,003,815)
Balance at December 31, 2022	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355
Issuance of shares reserved for share option exercises	84,227	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	26,561,925	2	53,006	—	—	53,008
Cancellation of ordinary shares	(23,273,108)	(2)	(362,915)	—	—	(362,917)
Share-based compensation	—	—	367,618	—	—	367,618
Other comprehensive loss	—	—	—	(22,029)	—	(22,029)
Net loss	—	—	—	—	(881,708)	(881,708)
Balance at December 31, 2023	1,359,513,224	135	11,598,688	(99,446)	(7,962,050)	3,537,327
Use of shares reserved for share option exercises	(2,258,161)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	30,112,641	3	45,550	—	—	45,553
Deconsolidation of a subsidiary	—	—	2,052	—	—	2,052
Share-based compensation	—	—	441,618	—	—	441,618
Other comprehensive loss	—	—	—	(49,542)	—	(49,542)
Net loss	—	—	—	—	(644,786)	(644,786)
Balance at December 31, 2024	1,387,367,704	138	12,087,908	(148,988)	(8,606,836)	3,332,222
 The accompanying notes are an integral part of these consolidated financial statements.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

1. Description of Business
BeiGene, Ltd. (the “Company”, “BeiGene”, “it”, “its”) is a leading global oncology company discovering and developing innovative treatments that are more accessible and affordable to cancer patients worldwide. In 2024, the Company generated total global revenue of approximately $3.8 billion, increasing revenue by approximately $1.4 billion from the prior year, while reducing its operating loss from the prior year by approximately $0.6 billion.
Since its inception in 2010, the Company has become a fully integrated global organization with more than 11,000 employees worldwide.
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
Functional Currency and Foreign Currency Translation
Functional currency and foreign currency gains and losses
The Company uses the U.S. dollar (“$” or U.S. dollar) as its reporting currency. Transactions in subsidiaries are recorded in the functional currency of the respective subsidiary and such transactions denominated in currencies other than the functional currency give rise to foreign exchange remeasurement (monetary assets and liabilities) and related gains and losses that are classified in other (expense) income, net in the consolidated statement of operations. The determination of functional currency is based on the criteria of Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters. For those periods presented, the Company has not entered into any foreign currency derivative instruments to hedge its foreign currency positions.
Foreign currency translation
For subsidiaries whose functional currencies are not the U.S. dollar, the Company uses the average exchange rate for the period and the exchange rate at the balance sheet date to translate the operating results and financial position to the U.S. dollar, which is the Company's reporting currency. Translation differences are recorded in accumulated other comprehensive loss, a component of shareholders’ equity.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
•Equity investments in common stock or in-substance common stock where the Company has significant influence over the financial and operating policies of the investee are accounted for as equity-method investments. Equity-method investments are initially recorded at cost and subsequently adjusted based on the Company’s percentage ownership in the investee’s income and expenses, as well as dividends, if any. The Company records its share of the investee’s results of operations in other (expense) income, net. The Company records impairment losses on our equity method investments if it deems the impairment to be other-than-temporary. The Company deems an impairment to be other-than-temporary based on various factors, including but not limited to, the length of time the fair value is below the carrying value and ability to retain the investment to allow for a recovery in fair value.
Realized gains or losses on sales of investments are determined based on the specific identification method.
The Company regularly evaluates its investments in debt and equity for impairment. The Company recognizes an allowance on available-for-sale debt securities when a portion of the unrealized loss is attributable to a credit loss and a corresponding credit loss in net income. No allowance for credit losses were recorded for any periods presented. The Company recognized an impairment loss of $7,635 and $7,529 related to its investments in equity during the years ended December 31, 2024 and 2023, respectively. No impairment losses on equity investments were recorded for the year ended December 31, 2022.
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
The Company periodically evaluates whether events and circumstances have occurred that indicate the estimated useful lives of its long-lived assets may require reassessment.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Leases
The Company applies ASC, Topic 842, Leases (“ASC 842”) to account for its leases. The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of December 31, 2024. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
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
Land Use Right, Net
All land in the PRC is owned by the PRC government. The PRC government may sell land use rights for a specified period of time. Land use rights represent operating leases in accordance with ASC 842. The purchase price of land use rights represents lease prepayments to the PRC government and is recorded as an operating lease ROU asset on the balance sheet. The ROU asset is amortized over the remaining lease term. As of December 31, 2024, the Company held land use rights in the following regions:

Terms
Guangzhou	50 years
Beijing	36 years
Suzhou	30 years
Shanghai	47 years
Intangible Assets
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Intangible assets with finite useful lives are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company evaluates the recoverability of the intangible assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. For the years ended December 31, 2024, 2023 and 2022, the Company determined that there were no indicators of impairment of its other intangible assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2024, 2023 and 2022, there was no impairment of the value of the Company’s long-lived assets.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Financial instruments measured at fair value on a recurring basis
The following tables set forth assets measured at fair value on a recurring basis as of December 31, 2024 and 2023:

As of December 31, 2024	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents:
Money market funds	950,704	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	618
Other non-current assets:
Equity securities with readily determinable fair values	2,113	168	—
Convertible debt instrument	—	—	4,616
Total	952,817	168	5,234

As of December 31, 2023	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents
Money market funds	1,052,149	—	—
Prepaid expenses and other current assets:
U.S. Treasury securities	2,600	—	—
Convertible debt instrument	—	—	4,668
Other non-current assets:
Equity securities with readily determinable fair values	3,046	542	—
Convertible debt instrument	—	—	4,215
Total	1,057,795	542	8,883
The Company’s cash equivalents are highly liquid investments with original maturities of 3 months or less. The Company’s investments in U.S. Treasury securities are classified as available-for-sale debt securities. The Company determines the fair value of cash equivalents and available-for-sale debt securities using a market approach based on quoted prices in active markets.
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
The Company holds convertible notes issued by private biotech companies. The Company has elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other (expense) income, net. The Company recorded losses on fair value adjustments of $4,842 and $1,492 for the years ended December 31, 2024 and 2023, respectively. There was no fair value adjustment during the year ended December 31, 2022.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
There were no transfers of instruments between levels of valuation categories during the years ended December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the Company held time deposits of nil and $42,852, respectively, that were classified as cash equivalents. As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt approximates its fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
Product Revenue
In the U.S. and EU, the Company generates product revenues from the sale of BRUKINSA® and TEVIMBRA®. In China, the Company generates product revenues from the sale of its internally developed drugs TEVIMBRA, BRUKINSA and PARTRUVIX®, and the sale of in-licensed products through its agreements with Amgen, BMS, Bio-Thera, EUSA Pharma and Luye Pharmaceutical. Under the commercial profit share arrangement with Amgen, the Company is the principal for in-licensed product sales to customers in China during the commercialization period and recognizes 100% of net product revenue on these sales. Amounts due to Amgen for its portion of net product sales are recorded as cost of sales.
In the U.S., the Company distributes its products through specialty pharmacies and specialty distributors. The specialty pharmacies and specialty distributors subsequently resell the product to health care providers and patients. In the EU, the Company distributes its products through distributors or directly to hospitals. In China, the Company sells its internally developed products to multiple distributors, who in turn sell the product to hospitals or pharmacies within their authorized territories to be sold ultimately to patients. In-licensed products are sold to a first tier distributor who subsequently resells the products to second tier distributors who ultimately sell the products to health care providers and patients.
The Company is the principal under the product sales as the Company controls the products with the ability to direct the use of, and obtain substantially all the remaining benefits from the products before they are sold to the customer. For product sales transactions, the Company has a single performance obligation which is to sell the products to its customer. The Company includes variable consideration in the transaction price to the extent it is probable that a significant reversal will not occur and estimates variable consideration from rebates, chargebacks, trade discounts and allowances, sales returns allowances and other incentives using the expected value method. Revenues for product sales are recognized at a point in time when the single performance obligation is satisfied upon delivery to the customer. The Company’s payment terms are approximately 30-90 days. Actual amounts of consideration ultimately received may differ from the Company’s estimates. The Company will reassess estimates for variable consideration periodically. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Estimates for variable consideration for which reserves are established at the time of sale include government and commercial rebates, provisions for acceptance of National Reimbursement Drug List (“NRDL”) pricing in the PRC, chargebacks, trade discounts and allowances, sales returns allowances and other incentives that are offered within contracts between the Company and its customers, health care providers and other indirect customers. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company's historical experience, current contractual and statutory requirements, channel inventory levels, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The Company bases its sales returns allowance on estimated distributor inventories, customer demand as reported by third-party sources, and actual returns history, as well as other factors, as appropriate. To date, sales returns have not been significant.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
Clinical trial costs are a significant component of the Company’s research and development expenses. The Company has a history of contracting with third parties that perform various clinical trial activities on behalf of the Company in the ongoing development of the Company’s product candidates. Expenses related to clinical trials are accrued based on the Company’s estimates of the actual services performed by the third parties for the respective period. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company will modify the related accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become probable.
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
Government Grants
Government financial incentives that involve no conditions or continuing performance obligations of the Company are recognized as other income upon receipt. During the years ended December 31, 2024, 2023 and 2022, the Company recognized other income of $22,326, $23,989, and $32,540, respectively, for government grants received after the related expenses have been incurred.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
Government assistance received to support the Guangzhou manufacturing facility build-out is recognized as other long-term liabilities and amortized over the same useful lives of the related assets as depreciation expense. As of December 31, 2024 and 2023, other long-term liabilities related to the Guangzhou manufacturing facility build-out totaled $30,235 and $34,084, respectively. For the years ended December 31, 2024, 2023 and 2022, depreciation expense is presented net of amortization of government assistance of $3,053, $2,938 and $3,169, respectively.
Government assistance received to support research and development programs is recorded as other long-term liabilities upon receipt and recognized as other income when the associated research and development programs are completed. As of December 31, 2024 and 2023, other long-term liabilities related to research and development programs totaled $89 and $120, respectively. For the years ended December 31, 2022, the Company recognized other income of $1,664 upon the completion of a designated research and development program. No income was recognized during the years ended December 31, 2024 and 2023 related to grants received for research and development programs.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
Loss Per Share
Basic loss per share is calculated in accordance with ASC 260, Earnings per Share. Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period using the two-class method. Under the two-class method, net income is allocated between ordinary shares and participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed.
Diluted loss per share, when required, is calculated by dividing net loss attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the Company’s convertible preferred shares, if any, using the if-converted method, and ordinary shares issuable upon the conversion of the share options, and unvested restricted shares units and performance-based restricted shares units (“PSUs”), using the treasury stock method. The dilutive effects of PSUs are included in the weighted average common share calculation based on the cumulative achievement against the performance targets only when the performance targets have been achieved as of the end of the reporting period.
Ordinary share equivalents are excluded from the computation of diluted loss per share if their effects would be anti-dilutive. Basic and diluted loss per ordinary share is presented in the Company’s consolidated statements of operations.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
Concentration of Risks
Concentration of cash and credit risk
Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and accounts receivable.
As of December 31, 2024 and 2023, $2,627,410 and $3,171,800 were deposited with various major reputable financial institutions located in the U.S., PRC and other international financial institutions. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions.
As of December 31, 2024 and 2023, the Company had accounts receivable, net of $676,278 and $358,027, respectively. Accounts receivable, net represent amounts arising from product sales. The Company monitors economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection.
Customer concentration risk
For the year ended December 31, 2024, sales to the Company’s three largest product distributors, ASD Specialty Healthcare, McKesson and Shanghai Pharmaceutical represented approximately 18.0%, 16.9% and 11.1% of product revenue, respectively, and collectively, represented approximately 51.0% of trade accounts receivable as of December 31, 2024.
For the year ended December 31, 2023, sales to the Company’s four largest product distributors, Sinopharm, Shanghai Pharmaceutical, ASD Specialty Healthcare and China Resources represented approximately 16.0%, 14.2%, 12.4% and 11.4% of product revenue, respectively, and collectively, represented approximately 53.2% of trade accounts receivable as of December 31, 2023. For the year ended December 31, 2023, the Company’s collaboration revenue consisted entirely of revenue recognized under its out-licensing collaboration agreements with Novartis.
Recent Accounting Pronouncements
New accounting standards which have been adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of incremental segment information on an annual and interim basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company operates in one segment. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance, and allocates resources on a consolidated basis. The Company adopted ASU 2023-07 effective December 31, 2024. Refer to Footnote 21 for segment related disclosures.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
New accounting standards which have not yet been adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that at each interim and annual reporting period public entities disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. In January 2025, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
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
Out-Licensing Arrangements
During the three years ended December 31, 2024, the Company’s collaboration revenue related to its out-licensing collaborative agreements has consisted of research and development services revenue and right to access intellectual property revenue from its former collaboration agreements with Novartis for tislelizumab and ociperlimab. Other collaboration revenue consists primarily of revenue under the Novartis broad markets agreement and, beginning in 2024, royalty revenue under the Amgen collaboration agreement.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The following table summarizes total collaboration revenue recognized for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Revenue from Collaborators	$	$	$
Research and development service revenue	—	79,431	46,822
Right to access intellectual property revenue	—	104,477	104,994
Material rights revenue	—	71,980	—
Other	30,695	13,039	9,493
Total	30,695	268,927	161,309
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
Under the agreement the Company received an upfront cash payment of $650,000 from Novartis. A portion of the transaction price was allocated to the R&D services to be performed under the agreement and deferred and was being recognized as collaboration revenue as the R&D services were performed using a percentage-of-completion method.
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
The following table summarizes collaboration revenue recognized in connection with the tislelizumab collaboration and license agreement for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Research and development service revenue	—	72,278	39,655
Other [1]	2,113	5,067	9,493
Total	2,113	77,345	49,148
1 Represents revenue recognized on sale of tislelizumab clinical supply to Novartis in conjunction with the collaboration.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
Under the terms of the option, collaboration and license agreement, the Company received an upfront cash payment of $300,000. At inception, a portion of the upfront cash payment was deferred related to performance obligations to be satisfied at a later point in time or over time.
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
The following table summarizes collaboration revenue recognized in connection with the ociperlimab option, collaboration and license agreement for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Research and development service revenue	—	7,153	7,167
Right to access intellectual property revenue	—	104,477	104,994
Material rights revenue	—	71,980	—
Other [2]	18,259	8,859	—
Total	18,259	192,469	112,161
2 Represents revenue generated under the broad markets marketing and promotion agreement in conjunction with the collaboration.
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
Under the agreement, the Company is responsible for the commercialization of XGEVA, KYPROLIS and BLINCYTO in China for five or seven years. Amgen is responsible for manufacturing the products globally and supplying the products to the Company at an agreed upon price. The Company and Amgen share equally in the China commercial profits and losses during the commercialization period. Following the commercialization period, the Company has the right to retain one product and is entitled to receive royalties on sales in China for an additional five years on the products not retained.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
BeiGene’s portion of the development funding	148,391	108,608	195,357
Less: Amortization of research and development cost share liability	73,226	55,294	96,402
Research and development expense	75,165	53,314	98,955

			As of December 31, 2024
Remaining portion of development funding cap			335,261
As of December 31, 2024 and 2023, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of December 31,
	2024	2023
	$	$
Research and development cost share liability, current portion	111,154	68,004
Research and development cost share liability, non-current portion	54,286	170,662
Total research and development cost share liability	165,440	238,666
The net reimbursement paid under the commercial profit-sharing agreement for in-line product sales is classified in the consolidated statements of operations for the three years ended December 31, 2024 as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Cost of sales - product	37,150	8,358	5,898
Selling, general and administrative	(83,674)	(60,917)	(54,865)
Research and development	(2,438)	1,688	(1,216)
Total	(48,962)	(50,871)	(50,183)
The Company purchases commercial inventory from Amgen to distribute in China. Total inventory purchases amounted to $247,655, $108,691 and $71,720, respectively, during the year ended December 31, 2024, 2023 and 2022. Net amounts payable to Amgen as of December 31, 2024 and 2023 were $116,563 and $55,474, respectively.
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
Upfront and milestone payments made under these arrangements for the years ended December 31, 2024, 2023 and 2022 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or the term of the commercialization agreements.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

		Year Ended December 31,
		2024	2023	2022
Payments due to collaboration partners	Classification	$	$	$
Upfront payments	Research and development expense	60,027	46,800	68,665
Development milestone payments	Research and development expense	54,000	—	5,500
Regulatory and commercial milestone payments	Intangible asset	—	24,365	—
Total		114,027	71,165	74,165
The Company has entered into a number of in-licensing collaborative arrangements during the years ended December 31, 2024, 2023 and 2022. A summary of amounts incurred under these arrangements is included above. The Company may be required to pay additional amounts upon the achievement of various development and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidate were to advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay significant milestones upon approval and milestones and/or royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.
4. Restricted Cash
The Company’s restricted cash primarily consist of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit. The Company classifies restricted cash as current or non-current based on term of restriction. Restricted cash as of December 31, 2024 and 2023 was as follows:

	As of December 31,
	2024	2023
	$	$
Short-term restricted cash	9,312	11,473
Long-term restricted cash	2,025	2,711
Total	11,337	14,184
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from the STAR Offering in strict compliance with the planned uses as disclosed in the PRC offering prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of December 31, 2024, the Company had cash remaining related to the STAR Offering proceeds of $588,235.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
5. Investments
The following table summarizes the Company’s investments in equity securities:

	As of December 31,
	2024	2023
	$	$
Equity securities with readily determinable fair values [1]
Fair value of Leap common stock	2,113	3,046
Fair value of Leap warrants	168	542
Equity securities without readily determinable fair values
Pi Health, Inc. [2]	40,798	—
Other	48,157	55,860
Equity-method investments	33,081	25,981
Total	124,317	85,429
1 Represents common stock and warrants to purchase additional shares of common stock of Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other (expense) income, net.
2 In the first quarter of 2024, the Company divested the net assets comprising substantially all of its Pi Health business with a carrying value of $38,063. The consideration received for the divestiture consisted of preferred stock in a newly formed entity, Pi Health, Inc., with a fair value of $40,798 and cash consideration of $1,000. The transaction resulted in a pre-tax gain of $3,735 recorded within other (expense) income, net during year ended December 31, 2024. The Company will account for its investment prospectively as a private equity security without a readily determinable fair value and the divestiture is not treated as a discontinued operation in the Statement of Operations and therefore the historical results of operations of the Pi Health business will remain in the Company’s continuing operations.
The following table summarizes unrealized (losses) gains related to investments in equity securities recorded in other (expense) income, net:

	Year Ended December 31,
	2024	2023	2022
	$	$	$

Equity securities with readily determinable fair values	(1,307)	(425)	(30,102)
Equity securities without readily determinable fair values	(7,596)	(6,448)	5,065
Equity-method investments	(10,275)	(7,856)	(3,682)
6. Inventories, Net
The Company’s inventories, net consisted of the following:

	As of December 31,
	2024	2023
	$	$
Raw materials	170,584	148,772
Work in process	60,118	39,098
Finished goods	264,284	228,252
Total inventories, net	494,986	416,122

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
7. Leases
The Company has operating leases for office and manufacturing facilities in the U.S., Switzerland, and China. The leases have remaining lease terms of up to six years, some of which include options to extend the leases that have not been included in the calculation of the Company’s lease liabilities and ROU assets. The Company has land use rights, which represent land acquired for the biologics manufacturing facility in Guangzhou, the land acquired for the Company’s research, development and office facility in Changping, Beijing, the land acquired for the Company’s research, development and manufacturing facility in Suzhou, and the land acquired for the Company’s research and development facility in Shanghai. The Company also has certain leases with terms of 12 months or less for certain equipment, office and lab space, which are expensed and not recorded on the balance sheet.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Operating lease cost	26,575	25,978	25,938
Variable lease cost	4,580	6,101	6,834
Short-term lease cost	2,897	1,683	1,299
Total lease cost	34,052	33,762	34,071
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024	2023
	$	$
Operating lease right-of-use assets	60,639	43,490
Land use rights, net	78,670	51,717
Total operating lease right-of-use assets	139,309	95,207

Current portion of operating lease liabilities	17,576	21,950
Operating lease liabilities, non-current portion	44,277	22,251
Total lease liabilities	61,853	44,201
Maturities of operating lease liabilities are as follows:

Amounts
$
Year ending December 31, 2025	19,824
Year ending December 31, 2026	13,279
Year ending December 31, 2027	12,583
Year ending December 31, 2028	11,738
Year ending December 31, 2029	7,188
Thereafter	3,922
Total lease payments	68,534
Less imputed interest	(6,681)
Present value of lease liabilities	61,853

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Other supplemental information related to leases is summarized below:

	Year ended December 31,
	2024	2023	2022
	$	$	$
Operating cash flows used in operating leases	56,005	27,985	28,064
ROU assets obtained in exchange for new operating lease liabilities	47,066	11,854	22,278

	As of December 31,
	2024	2023
Weighted-average remaining lease term (years)	4	3
Weighted-average discount rate	5.23%	7.22%
8. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost less accumulated depreciation and consisted of the following:

	As of December 31,
	2024	2023
	$	$
Land	65,485	65,485
Building	607,857	231,656
Manufacturing equipment	244,255	186,856
Laboratory equipment	240,885	205,349
Software, electronics and office equipment	100,348	83,281
Leasehold improvements	64,680	60,124
Property and equipment, at cost	1,323,510	832,751
Less: Accumulated depreciation	(399,105)	(249,212)
Construction in progress	654,018	740,615
Property, plant and equipment, net	1,578,423	1,324,154
The Company has made a significant investment in its newly opened manufacturing and R&D center in Hopewell, New Jersey. In the year ended December 31, 2024, $272,670 of assets were placed into service. As of December 31, 2024, the Company had construction in progress of $500,900 related to the Hopewell facility, the majority of which will be put into service in 2025.
In March 2024, the Company acquired a land use right and the facility currently being constructed on the land for $73,054. The Company plans to complete the construction of the facility and build a research and development center on the land. Based on the relative fair values of the land use right and construction in progress, $29,431 of the total purchase price was allocated to the land use right and $43,623 was allocated to the construction in progress. In May 2024, the Company acquired additional construction in progress in connection with the properties for $22,538.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Construction in progress (“CIP”) as of December 31, 2024 and 2023 primarily related to the Hopewell facility, the new research and development facility acquired in 2024, a new building for Beijing Innerway Bio-tech Co., Ltd., and additional capacity at the Guangzhou and Suzhou manufacturing facilities. CIP by fixed asset class are summarized as follows:

	As of December 31,
	2024	2023
	$	$
Building	528,629	579,649
Manufacturing equipment	89,897	119,380
Laboratory equipment	9,805	16,135
Other	25,687	25,451
Total	654,018	740,615
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 were $166,938, $80,436 and $62,302, respectively. Included within depreciation expense for the year ended December 31, 2024 is $59,792 of accelerated depreciation expense resulting from the move of production to more efficient, larger scale equipment for tislelizumab.
9. Intangible Assets
Intangible assets as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	62,889	(12,370)	50,519	64,274	(7,807)	56,467
Other	8,987	(8,411)	576	8,987	(8,316)	671
Total finite-lived intangible assets	71,876	(20,781)	51,095	73,261	(16,123)	57,138
Developed products represent post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements.
Amortization expense for developed products is included in cost of sales-product in the accompanying consolidated statements of operations. Amortization expense for other intangible assets is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The weighted-average life for each finite-lived intangible assets is approximately 11 years. Amortization expense is as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Amortization expense - Cost of sales - product	4,729	3,739	3,225
Amortization expense - Selling, general and administrative	95	3,500	751
Total	4,824	7,239	3,976

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Estimated amortization expense for each of the five succeeding years and thereafter, as of December 31, 2024 is as follows:

Year Ending December 31,	Cost of Sales - Product	Selling, General and Administrative Expense	Total
	$
2025	4,682	67	4,749
2026	4,682	67	4,749
2027	4,682	67	4,749
2028	4,682	67	4,749
2029	4,682	67	4,749
2030 and thereafter	27,109	241	27,350
Total	50,519	576	51,095
10. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
U.S.	201,516	117,446	67,744
PRC	(263,159)	(315,852)	(583,610)
Other	(471,358)	(627,430)	(1,445,171)
Total	(533,001)	(825,836)	(1,961,037)
The current and deferred components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Current tax expense (benefit)
U.S.	57,222	25,170	4,844
PRC	12,331	24,956	27,905
Other	16,225	5,059	6,547
Total	85,778	55,185	39,296
Deferred tax expense (benefit)
U.S.	23,556	—	—
PRC	180	687	3,480
Other	2,271	—	2
Total	26,007	687	3,482
Income tax expense (benefit)	111,785	55,872	42,778

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The reconciliation of the statutory tax rate to our effective income tax rate is as follow:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Loss before tax	(533,001)	(825,836)	(1,961,037)
U.S. statutory tax rate	21%	21%	21%
Expected taxation at U.S. statutory tax rate	(111,930)	(173,426)	(411,818)

Foreign and preferential tax rate differential	93,741	144,310	209,384
Non-deductible expenses	1,130	19,134	29,223
Stock compensation expenses	53,446	32,581	33,872
State tax expense (benefit)	(7,988)	(5,872)	1,683
Change in valuation allowance	157,286	845,811	229,550
Tax relief credits	—	(704,928)	—
Research tax credits and incentives	(43,602)	(64,343)	(42,844)
Deductible research expenses	(13,644)	—	—
Tax on unremitted earnings	23,743	—	—
Foreign-derived intangible income	(40,397)	(37,395)	(6,272)
Taxation for the year	111,785	55,872	42,778
Effective tax rate	(21.0)%	(6.8)%	(2.2)%

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Accruals and reserves	121,549	106,708	97,896
Net operating losses carryforward	1,137,890	996,588	862,214
Stock-based compensation	38,397	26,687	19,700
Research tax credits	34,561	68,117	86,000
Tax relief credits	704,928	704,928	—
Intangible asset amortization	1,081,442	699,974	813,043
Lease liability obligation	11,882	7,893	10,348
R&D and other capitalized costs	277,061	164,190	63,156
Total gross deferred tax assets	3,407,710	2,775,085	1,952,357
Less valuation allowance	(3,403,505)	(2,771,470)	(1,943,775)
Net deferred tax assets	4,205	3,615	8,582

Property, plant and equipment, net	(10,795)	(12,374)	(14,480)
Tax on unremitted earnings	(23,735)	—	—
Right of use asset	(11,682)	(7,735)	(10,098)
Total gross deferred tax liabilities	(46,212)	(20,109)	(24,578)

Net deferred tax assets/(liabilities)	(42,007)	(16,494)	(15,996)
Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of December 31, 2024, it is more likely than not that net deferred tax assets will not be realized. Adjustments may be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.
The valuation allowances for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Beginning balance, as of January 1	2,771,470	1,943,775	1,758,409
Additions/(subtractions) charged to income tax provision	157,286	845,811	229,550
Additions/(subtractions) charged to equity	497,823	—	—
Currency translation and other	(23,074)	(18,116)	(44,184)
Ending balance, as of December 31	3,403,505	2,771,470	1,943,775
As of December 31, 2024 and 2023, the Company had net operating losses of approximately $6,720,659 and $5,945,753, respectively. As of December 31, 2024, net operating losses were primarily comprised of: $2,185,546 from entities in the PRC which expire in years 2025 through 2034; and $4,526,020 derived from Switzerland which expires in years 2025 through 2031. The Company has approximately $43,677 of U.S. research tax credits which will expire between 2036 and 2044 and approximately $704,928 of Switzerland tax relief credits which will expire in 2028, if not utilized.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Beginning balance, as of January 1	14,264	11,555	9,925
Additions based on tax positions related to prior tax years	—	—	—
Reductions based on tax positions related to prior tax years	—	—	—
Additions based on tax positions related to the current tax year	2,975	2,709	1,630
Reductions based on lapse of statute of limitations	—	—	—
Ending balance, as of December 31	17,239	14,264	11,555
Current and prior year additions include assessment of U.S. federal and state tax credits and incentives. As of December 31, 2024, the Company had $17,239 of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. For the years ended December 31, 2024, 2023 and 2022, the Company’s accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of December 31, 2024, Australia tax matters are open to examination for the years 2013 through 2024, China tax matters are open to examination for the years 2014 through 2024, Switzerland tax matters are open to examination for the years 2021 through 2024, and U.S. federal tax matters are open to examination for years 2015 through 2024. Various U.S. states and other non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2014 through 2024.
The Company qualifies for the Technology Advanced Service Enterprises and High and New Technology Enterprise status for certain subsidiaries in China, which begin to expire at the end of 2025. The income tax benefits attributable to this status for the year ended December 31, 2024 is approximately $4,631, or less than $0.01 per share outstanding.
During 2024, the Company concluded that a portion of earnings from certain subsidiaries, primarily in the U.S. and Canada, are no longer indefinitely reinvested. As a result, the Company recognized a deferred tax liability of $23,735. The Company continues to assert that earnings in other jurisdictions remain permanently reinvested.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
11. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2024	2023
	$	$
Prepaid research and development costs	64,277	60,476
Prepaid taxes	23,792	37,320
Other receivables	32,828	37,859
Prepaid general and administrative expenses	21,253	14,619
Prepaid manufacturing cost	19,333	42,066
Short-term restricted cash	9,312	11,473
Prepaid insurance	6,242	8,872
Other current assets	15,882	44,780
Total	192,919	257,465
Other non-current assets consist of the following:

	As of December 31,
	2024	2023
	$	$
Long-term investments	128,933	89,644
Prepaid supply cost	12,249	18,122
Rental deposits and other	8,481	8,195
Prepayment of property and equipment	5,927	4,144
Prepaid VAT	2,875	2,546
Long-term restricted cash	2,025	2,711
Total	160,490	125,362
Accrued expenses and other payables consisted of the following:

	As of December 31,
	2024	2023
	$	$
Compensation related	248,348	217,803
Sales rebates and returns related	235,600	139,936
External research and development activities related	154,269	162,969
Commercial activities	77,530	87,572
Accrued general and administrative expenses	31,106	36,203
Individual income tax and other taxes	34,904	30,083
Other	21,956	19,165
Total	803,713	693,731

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Other long-term liabilities consist of the following:

	As of December 31,
	2024	2023
	$	$
Deferred government grant income	30,324	34,204
Pension liability	16,405	14,995
Asset retirement obligation	3,794	1,127
Other	16,212	484
Total	66,735	50,810
12. Debt
The following table summarizes the Company’s short-term and long-term debt obligations as of December 31, 2024 and 2023:

Lender	Borrower	Line of Credit	Term	Maturity Date	Interest Rate	As of December 31,
						2024		2023
						$	RMB	$	RMB
China Construction Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	RMB580,000	9-year	June 11, 2027	1	16,440	120,000	14,089	100,000
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	RMB350,000	9-year	January 20, 2029	2	8,611	62,857	8,856	62,857
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	RMB378,000	9-year	November 8, 2029	3	8,148	59,475	5,636	40,000
China CITIC Bank	BeiGene (Suzhou) Co., Ltd.	RMB480,000	10-year	July 28, 2032	4	1,384	10,100	—	—
China Merchants Bank	BeiGene, Ltd.	$380,000	1-year	5		380,000	2,773,723	300,000	2,129,321
China Minsheng Bank	BeiGene, Ltd.	$150,000	1-year	December 16, 2025	6.8%	150,000	1,094,891	150,000	1,064,660
China Industrial Bank	BeiGene, Ltd.	RMB675,000	364-days	March 27, 2025	6	92,475	675,000	—	—
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	RMB400,000	1-year	June 5, 2025	3.0%	54,800	400,000	56,356	400,000
HSBC Bank	BeiGene, Ltd.	RMB340,000	1-year	May 5, 2025	7	46,580	340,000	47,903	340,000
China Industrial Bank	BeiGene (Suzhou) Co., Ltd.	RMB200,000	1-year	May 29, 2024	2.8%	—	—	28,177	200,000
Shanghai Pudong Development Bank	BeiGene, Ltd.	RMB700,000	1-year	November 24, 2025	2.9%	93,091	679,492	49,312	350,000
China Merchants Bank	BeiGene (Suzhou) Co., Ltd.	RMB200,000	1-year	May 24, 2024	3.2%	—	—	28,037	199,000
Total short-term debt						851,529	6,215,538	688,366	4,885,838

China Construction Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	RMB580,000	9-year	June 11, 2027	1	41,100	300,000	59,174	420,000
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	RMB350,000	9-year	January 20, 2029	2	27,987	204,286	37,638	267,143
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	RMB378,000	9-year	November 8, 2029	3	33,020	241,025	42,337	300,500
China CITIC Bank	BeiGene (Suzhou) Co., Ltd.	RMB480,000	10-year	July 28, 2032	4	64,377	469,900	58,469	415,000
Total long-term debt						166,484	1,215,211	197,618	1,402,643

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
1.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.2% as of December 31, 2024. The Company repaid $13,739 (or RMB100,000) during the year ended December 31, 2024. The loan is secured by BeiGene Guangzhou Biologics Manufacturing Co., Ltd.’s property ownership certificate and fixed assets.
2.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.7% as of December 31, 2024. The Company repaid $8,730 (RMB62,857) during the year ended December 31, 2024. The loan is secured by Guangzhou Factory’s second land use right and certain fixed assets.
3.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.8% as of December 31, 2024. The Company repaid $5,562 (RMB40,000) during the year ended December 31, 2024. The loan is secured by fixed assets that will be placed into service upon completion of the third phase of the Guangzhou manufacturing facility’s build out.
4.The outstanding borrowings bear a floating interest rate benchmarked against prevailing interest rates of certain PRC financial institutions. The loan interest rate was 3.7% as of December 31, 2024. The Company drew down $9,053 (RMB65,000) during the year ended December 31, 2024. The loan is secured by BeiGene (Suzhou) Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
5.The outstanding borrowings bear floating interest rates benchmarking the secured overnight financing rate. The loan interest rate was 6.2% as of December 31, 2024. $80,000 of the borrowing matures on January 27, 2025, and $300,000 matures on December 17, 2025.
6.The outstanding borrowings bear floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 2.6% as of December 31, 2024.
7.The outstanding borrowings bear floating interest rates benchmarking Hong Kong interbank market rate for RMB. The loan interest rate was 4.4% as of December 31, 2024.
The Company has numerous financial and non-financial covenants on its debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. However, the Company’s debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact the Company’s ability to refinance debt obligations if an event of default occurs. As of December 31, 2024, the Company is in compliance with all covenants of our material debt agreements.
Contractual Maturities of Debt Obligations
The aggregate contractual maturities of all borrowings due subsequent to December 31, 2024 are as follows:

Maturity dates	Amounts
$
Year ending December 31, 2025	851,529
Year ending December 31, 2026	46,207
Year ending December 31, 2027	46,207
Year ending December 31, 2028	25,657
Year ending December 31, 2029	19,657
Thereafter	28,756
Total	1,018,013
Interest Expense
Interest on bank loans is paid quarterly until the respective loans are fully settled. Interest expense recognized for the years ended December 31, 2024, 2023 and 2022 amounted to $46,894, $20,800 and $21,699, respectively, among which, $32,158, $16,571 and $2,594 was capitalized, respectively. Interest paid for the years ended December 31, 2024, 2023 and 2022, net of amounts capitalized, amounted to $19,723, $3,484 and $22,489, respectively.
13. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA and TEVIMBRA in the U.S., China, and other regions; XGEVA, BLINCYTO and KYPROLIS in China under a license from Amgen; REVLIMID® and VIDAZA® in China under a license from BMS; and POBEVCY® in China under a license from Bio-Thera.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The table below presents the Company’s net product sales for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Product revenue - gross	4,786,744	2,718,969	1,438,440
Less: Rebates and sales returns	(1,007,198)	(529,117)	(183,828)
Product revenue - net	3,779,546	2,189,852	1,254,612
The following table disaggregates net product revenue by product for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	$	$	$
BRUKINSA®	2,644,226	1,290,396	564,651
Tislelizumab	620,836	536,620	422,885
XGEVA®	224,403	92,828	63,398
BLINCYTO®	74,331	54,342	36,107
KYPROLIS®	66,171	39,799	13,696
POBEVCY®	53,509	56,547	38,124
REVLIMID®	36,028	76,018	79,049
Other	60,042	43,302	36,702
Total product revenue - net	3,779,546	2,189,852	1,254,612
The following table presents the roll-forward of accrued sales chargebacks, rebates, returns and other deductions for the years ended December 31, 2024 and 2023.

	Rebates, Returns and Other Deductions	Contra AR Accruals	Total
	$	$
Balance at December 31, 2022	41,817	8,580	50,397
Amounts charged against product revenue	275,031	254,086	529,117
Payments and credits	(176,912)	(232,231)	(409,143)
Balance at December 31, 2023	139,936	30,435	170,371
Amounts charged against product revenue	491,756	515,442	1,007,198
Payments and credits	(396,092)	(495,178)	(891,270)
Balance at December 31, 2024	235,600	50,699	286,299

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
14. Loss Per Share
Loss per share was calculated as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Numerator:
Net loss	(644,786)	(881,708)	(2,003,815)

Denominator:
Weighted average shares outstanding for computing basic and diluted loss per share	1,368,746,793	1,357,034,547	1,340,729,572
Loss per share	(0.47)	(0.65)	(1.49)
For the years ended December 31, 2024, 2023 and 2022, the computation of basic loss per share using the two-class method was not applicable, as the Company was in a net loss position.
The effects of all share options and restricted share units were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive during the years ended December 31, 2024, 2023 and 2022.
15. Share-Based Compensation
2016 Share Option and Incentive Plan
In January 2016, in connection with its U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that are cancelled or forfeited without issuance of ordinary shares. As of December 31, 2024, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,166,900. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5%)% of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added to the 2016 Plan under this provision. However, in August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the Hong Kong Stock Exchange (“HKEx”) rules. In December 2018, the shareholders of the Company approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
As of December 31, 2024, share-based awards to acquire 83,064,175 ordinary shares were available for future grant under the 2016 Plan.
In order to continue to provide incentive opportunities under the 2016 Plan, the Board of Directors and shareholders of the Company approved an amendment to the 2016 Plan (the “Amendment No. 2”), which became effective as of June 22, 2022, to increase the number of authorized shares available for issuance under the 2016 Plan by 66,300,000 ordinary shares, or 5%, of the Company’s outstanding shares as of March 31, 2022. In June 2024, the shareholders approved a third amended and restated 2016 Plan to increase the number of shares authorized for issuance by 92,820,000.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
2018 Employee Share Purchase Plan
In June 2018, the shareholders of the Company approved the 2018 Employee Share Purchase Plan (the “ESPP”). Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated ESPP to remove an “evergreen” share replenishment provision originally included in the plan and implement other changes required by the HKEx rules. In December 2018, the shareholders of the Company approved a second amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. In June 2024, the shareholders of the Company approved a fourth amended and restated ESPP to increase the number of shares authorized for issuance by 5,070,000 ordinary shares to 12,425,315 ordinary shares. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
The following tables summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
August 31, 2024	1,035,996	$165.20	$12.69	$140.27	$10.78	$11,178
February 29, 2024	1,021,397	$165.65	$12.74	$140.80	$10.83	$11,063
August 31, 2023	794,144	$207.55	$15.97	$176.42	$13.57	$10,777
February 28, 2023	930,582	$171.10	$13.16	$145.44	$11.19	$10,414
August 31, 2022	861,315	$171.66	$13.20	$145.91	$11.22	$9,667
February 28, 2022	667,160	$210.52	$16.19	$178.94	$13.76	$9,183
1 The market price is the lower of the closing price on Nasdaq on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
As of December 31, 2024, 4,953,682 ordinary shares were available for future issuance under the ESPP.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
The following table summarizes the Company’s share option activities under the 2011, 2016 and 2018 Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	$	Years	$
Outstanding at December 31, 2021	72,204,888	7.08
Granted	12,516,816	12.34	6.40
Exercised	(5,898,217)	4.63			52,258
Forfeited	(2,296,634)	16.46
Outstanding at December 31, 2022	76,526,853	7.85
Granted	9,817,925	16.37	8.14
Exercised	(6,974,331)	4.54			92,051
Forfeited	(1,225,334)	17.60
Outstanding at December 31, 2023	78,145,113	9.06
Granted	9,180,301	12.53	6.62
Exercised	(6,812,624)	3.87			69,946
Forfeited	(2,530,134)	15.87
Outstanding at December 31, 2024	77,982,656	9.70		4.83	429,581
Exercisable as of December 31, 2024	60,173,280	8.42		3.7	406,868
Vested and expected to vest at December 31, 2024	75,311,250	9.55		4.7	426,174
As of December 31, 2024, the unrecognized compensation cost related to 15,137,970 unvested share options expected to vest was $82,424. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.4 years.
The total fair value of employee share option awards vested during the years ended December 31, 2024, 2023 and 2022 was $68,420, $61,121 and $62,548, respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The following table presents the range of fair values and the assumptions used to estimate those fair values of the share options granted in the years presented:

	Year Ended December 31,
	2024	2023	2022
Fair value of ordinary share	$5.72 ~ $9.19	$7.26 ~ $10.72	$5.51 ~ $9.04
Risk-free interest rate	3.8% ~ 4.6%	3.4% ~ 4.6%	1.8% ~ 3.9%
Expected exercise multiple	2.8	2.8	2.8
Expected volatility	57% ~ 58%	58% ~ 60%	51% ~ 60%
Expected dividend yield	0%	0%	0%
Contractual life	10 years	10 years	10 years
Restricted share units
The following table summarizes the Company’s restricted share unit activities under the 2016 and 2018 Plans:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2021	36,082,982	18.33
Granted	38,707,669	12.46
Vested	(12,533,586)	16.37
Forfeited	(6,859,892)	16.72
Outstanding at December 31, 2022	55,397,173	14.87
Granted	34,573,994	15.57
Vested	(17,862,598)	14.71
Forfeited	(5,707,546)	15.47
Outstanding at December 31, 2023	66,401,023	15.22
Granted	49,693,592	12.53
Vested	(21,251,477)	15.53
Forfeited	(9,012,471)	14.46
Outstanding at December 31, 2024	85,830,667	13.67
Expected to vest at December 31, 2024	72,956,067	13.67
As of December 31, 2024, the unrecognized compensation cost related to unvested restricted share units expected to vest was $801,403. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.7 years.
Share-based compensation expense
The following table summarizes total share-based compensation cost recognized for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Research and development	186,113	163,550	139,348
Selling, general and administrative	255,680	204,038	163,814
Total	441,793	367,588	303,162

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
16. Accumulated Other Comprehensive (Loss) Income
The movement of accumulated other comprehensive (loss) income was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Available-for-Sale Securities	Pension Liability Adjustments	Total
	$	$	$	$
December 31, 2022	(62,523)	(9,011)	(5,883)	(77,417)
Other comprehensive income (loss) before reclassifications	(25,464)	9,046	(6,422)	(22,840)
Amounts reclassified from accumulated other comprehensive loss [1]	—	—	811	811
Net-current period other comprehensive (loss) income	(25,464)	9,046	(5,611)	(22,029)
December 31, 2023	(87,987)	35	(11,494)	(99,446)
Other comprehensive loss before reclassifications	(47,565)	(35)	(2,753)	(50,353)
Amounts reclassified from accumulated other comprehensive loss [1]	—	—	811	811
Net-current period other comprehensive loss	(47,565)	(35)	(1,942)	(49,542)
December 31, 2024	(135,552)	—	(13,436)	(148,988)
1 The amounts reclassified from accumulated other comprehensive (loss) income were included in other (expense) income, net in the consolidated statements of operations.
17. Shareholders’ Equity
During the years ended December 31, 2024, 2023 and 2022, the Company completed the following equity transactions:
BMS Settlement
On August 1, 2023, the Company entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with BMS-Celgene and certain of its affiliates relating to the termination of the parties’ ongoing contractual relationships, the previously-disclosed ongoing arbitration proceeding concerning ABRAXANE® (the “Arbitration”), the License and Supply Agreement (“LSA”), the Amended and Restated Quality Agreement (the “QA”), and the Share Subscription Agreement (the “SSA”), entered into by the parties in 2017 and 2018. Pursuant to the Settlement Agreement, the parties agreed to mutually dismiss the Arbitration and BMS-Celgene and its affiliates agreed to transfer 23,273,108 ordinary shares of the Company originally purchased in 2017, in each case subject to and in accordance with the terms and conditions of the Settlement Agreement. In consideration for the shares being returned, the Company agreed to drop its claims pursuant to the Settlement Agreement. Furthermore, the parties agreed to terminate the LSA and QA on December 31, 2023, subject to the Company’s right to continue selling all inventory of REVLIMID and VIDAZA until sold out or February 2025, whichever is earlier. The Settlement Agreement provides for a settlement and release by each party of claims arising from or relating to the Arbitration, the LSA, the QA and the SSA, as well as other disputes and potential disputes between the parties, in each case subject to and in accordance with the terms and conditions of the Agreement. The receipt of the shares occurred on August 15, 2023. The Company recorded a noncash gain upon receipt of $362,917, which represents the fair value on the day the shares were received. The gain was recorded within other (expense) income, net in the consolidated statements of operations. The shares were constructively retired during the year ended December 31, 2023. The Company recorded the amount of the cancelled shares in excess of par to additional paid-in capital.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
During the years ended December 31, 2024, 2023 and 2022, no appropriation to statutory reserves was made, because the PRC subsidiaries had an accumulated deficit as of the end of such periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2024 and 2023, amounts restricted were the net assets of the Company’s PRC subsidiaries, which, after intercompany eliminations, amounted to $1,709,961 and $2,114,277, respectively.
19. Employee Benefit Plans
Defined Contribution Plans
Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $101,779, $94,358 and $83,860 for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company maintains a defined contribution 401(k) savings plan (the “401(k) Plan”) for U.S. employees. The 401(k) Plan covers all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax or Roth basis. In addition, the Company has a matching contribution to the 401(k) Plan, which, in the 2024 plan year, matched dollar for dollar of eligible contributions up to 6%. Company contributions to the 401(k) Plan totaled $20,839, $15,316 and $10,298 in the years ended December 31, 2024, 2023 and 2022, respectively.
The Company maintains a government mandated program to cover its employees in Switzerland for pension, death, or disability. The program is considered a defined contribution plan. Employer and employee contributions are made based on various percentages of salaries and wages that vary based on employee age and other factors. Company contributions into the program amounted to $3,825, $2,710, and $3,887 in the years ended December 31, 2024, 2023 and 2022, respectively.
Company contributions into defined contribution plans for the remaining subsidiaries were immaterial.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Defined Benefit Plan
The Company maintains a defined benefit pension plan covering its employees in Switzerland (the “Swiss Plan”). This plan is a government mandated fund that provides benefits to employees upon retirement, death, or disability. Contributions are made based on various percentages of participants’ salaries and wages determined based on participants’ age and other factors. As of December 31, 2024 and 2023, the projected benefit obligations under the Swiss Plan were approximately $80,199 and $70,600, respectively, and plan assets were approximately $63,794 and $55,605, respectively. The funded status of the Swiss Plan is included in other long-term liabilities in the accompanying consolidated balance sheets.
The Company’s annual contribution to the Swiss Plan is estimated to be approximately $3,922 in 2025 and is expected to evolve thereafter proportionally with changes in staffing and compensation levels, actuarial assumptions and actual investment returns on plan assets.
The following table reflects the total expected benefit payments to Swiss Plan participants in the following 10 years and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2024:

Amounts
$
Year ending December 31, 2025	692
Year ending December 31, 2026	604
Year ending December 31, 2027	994
Year ending December 31, 2028	593
Year ending December 31, 2029	1,922
Thereafter	8,657
Total	13,462
20. Commitments and Contingencies
Purchase Commitments
As of December 31, 2024, the Company had purchase commitments amounting to $131,944, of which $32,538 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $99,406 related to binding purchase order obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $48,347 for the acquisition of property, plant and equipment as of December 31, 2024 related to various facilities across the globe.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global clinical development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and/or development services. As of December 31, 2024, the Company’s remaining co-development funding commitment was $335,261.
Funding Commitment
The Company had committed capital related to two equity method investments in the amount of $15,053. As of December 31, 2024, the remaining capital commitment was $7,404 and is expected to be paid from time to time over the investment period.

BEIGENE, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
21. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance, and allocates resources on a consolidated basis.
The primary measure of segment profitability for the Company’s operating segment is considered to be consolidated net loss. Significant segment expenses reviewed by the CODM on a regular basis included within net loss include cost of product sales, research and development expenses and selling, general and administrative expenses which are separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net loss include interest income, net, other (expense) income, net and income tax expense.
The Company’s long-lived assets are primarily located in the U.S. and China.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Year Ended December 31,
	2024	2023	2022
	$	$	$
U.S. - total revenue	1,957,498	1,128,219	502,626
Product revenue	1,950,530	945,551	389,710
Collaboration revenue	6,968	182,668	112,916

China- total revenue	1,411,307	1,101,951	840,032
Product revenue	1,390,699	1,093,091	840,032
Collaboration revenue	20,608	8,860	—

Europe- total revenue	362,626	202,014	63,257
Product revenue	359,507	122,228	14,864
Collaboration revenue	3,119	79,786	48,393

Rest of world- total revenue	78,810	26,595	10,006
Product revenue	78,810	28,982	10,006
Collaboration revenue	—	(2,387)	—
Total Revenue	3,810,241	2,458,779	1,415,921

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 31, 2024, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been tested by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in “Item 8—Financial Statements and Other Supplementary Data” in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a)
Not applicable.
(b)
There were no trading arrangements for the purchase or sale of our securities entered into, modified or terminated by our directors or officers during the fourth quarter of 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
On March 30, 2022, the SEC added us to its conclusive list of issuers identified under the HFCAA following the filing of our annual report on Form 10-K with the SEC on February 28, 2022, which annual report was audited by Ernst & Young Hua Ming LLP, a registered public accounting firm in mainland China that the PCAOB previously was unable to inspect or investigate completely, because of a position taken by an authority in the foreign jurisdiction. However, as our global business has expanded, we have evaluated, designed and implemented business processes and control changes and built substantial organizational capabilities outside of China. Therefore, on March 23, 2022, following a review process carried out by our audit committee, Ernst & Young Hua Ming LLP resigned as our independent registered public accounting firm for the audit of our financial statements and internal control over financial reporting to be filed with the SEC. On the same day, our audit committee approved the engagement of Ernst & Young LLP, located in Boston, Massachusetts, U.S., as the Company’s independent registered public accounting firm for the audit of our financial statements and internal control over financial reporting commencing for the fiscal year ending December 31, 2022. Given that Ernst & Young LLP (U.S.) now serves as the principal accountant to audit our consolidated financial statements, we are able to comply with the HFCAA and certify that we have retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate which would preclude a further finding by the SEC that we are a Commission-Identified Issuer.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
Our independent public accounting firm is Ernst & Young LLP (PCAOB ID: 0042), located in Boston, Massachusetts, U.S.
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The financial statements listed in the Index to Consolidated Financial Statements beginning on page 130 are filed as part of this Annual Report.
We have included Additional Financial Information of Parent Company - Financial Statements Schedule I for the years ended December 31, 2024, 2023 and 2022 on page 181. No other financial statement schedules have been filed as part of this report because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
The exhibits filed as part of this Annual Report are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.

Schedule I - Condensed Financial Information of Registrant

BeiGene, Ltd.
Financial Information of Parent Company
Condensed Statements of Operations
(Amounts in thousands of U.S. Dollars (“$”))

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Operating expenses
Research and development	353,903	326,560	637,152
Selling, general and administrative	357,103	304,543	228,801
Total operating expenses	711,006	631,103	865,953
Loss from operations	(711,006)	(631,103)	(865,953)
Interest income, net	3,101	48,982	39,585
Other income (expense), net	63,522	(297,856)	(1,173,306)
Loss before income taxes	(644,383)	(879,977)	(1,999,674)
Income tax expense	403	1,731	4,141
Net loss	(644,786)	(881,708)	(2,003,815)

BeiGene, Ltd.
Financial Information of Parent Company
Condensed Statements of Comprehensive Loss
(Amounts in thousands of U.S. Dollars (“$”))

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Net loss	(644,786)	(881,708)	(2,003,815)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(47,565)	(25,464)	(90,421)
Pension liability adjustments, net	(1,942)	(5,611)	365
Unrealized holding gain (loss), net	(35)	9,046	(5,311)
Comprehensive loss	(694,328)	(903,737)	(2,099,182)

BeiGene, Ltd.
Financial Information of Parent Company
Condensed Balance Sheets
(Amounts in thousands of U.S. Dollars (“$”))

	As of December 31,
	2024	2023
	$	$
Assets
Current assets:
Cash and cash equivalents	400,135	723,964
Prepaid expenses and other current assets	249,016	785,471
Total current assets	649,151	1,509,435
Loans to subsidiaries	1,731,266	2,030,249
Investment in wholly owned subsidiaries	2,081,335	1,207,352
Other non-current assets	114,728	69,361
Total assets	4,576,480	4,816,397
Liabilities and shareholders’ equity
Current liabilities:
Accrued expenses and other payables	424,111	197,289
Indebtedness to subsidiaries	—	362,917
Short-term debt	762,146	547,215
Total current liabilities	1,186,257	1,107,421
Other long-term liabilities	58,000	171,649
Total liabilities	1,244,257	1,279,070
Total shareholders’ equity	3,332,223	3,537,327
Total liabilities and shareholders’ equity	4,576,480	4,816,397

BeiGene, Ltd.
Financial Information of Parent Company
Condensed Statements of Cash Flows
(Amounts in thousands of U.S. Dollars (“$”))

	Year Ended December 31,
	2024	2023	2022
	$	$	$
Cash flows from operating activities:
Net loss	(644,786)	(881,708)	(2,003,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	15,000	—
Amortization of research and development cost share liability	(73,226)	(55,294)	(96,402)
Unrealized (gains) losses in subsidiaries	(85,471)	237,351	932,071
Other items, net	31,651	(374,370)	(596,496)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,053	30,519	6,671
Accrued expenses and other payables	627,307	(140,126)	875,826
Net cash used in operating activities	(143,472)	(1,168,628)	(882,145)
Cash flows from investing activities:
Purchases of short-term investments	—	(2,075)	(1,485)
Proceeds from sale or maturity of short-term investments	2,628	552,000	1,487,028
Purchase of in-process research and development	—	(15,000)	(75,000)
Investment in subsidiaries	(406,624)	(883,328)	(2,675,908)
Other investing activities	(37,120)	188,656	79,004
Net cash used in investing activities	(441,116)	(159,747)	(1,186,361)
Cash flows from financing activities:
Proceeds from short-term loans	813,058	547,842	296,188
Repayment of short-term loans	(593,898)	(293,002)	(247,460)
Proceeds from option exercises and employee share purchase plan	45,371	55,712	46,965
Net cash provided by financing activities	264,531	310,552	95,693
Effect of foreign exchange rate changes, net	(4,356)	—	—
Net decrease in cash, cash equivalents, and restricted cash	(324,413)	(1,017,823)	(1,972,813)
Cash, cash equivalents, and restricted cash, beginning of year	724,548	1,742,371	3,715,184
Cash, cash equivalents, and restricted cash, end of year	400,135	724,548	1,742,371

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
3.Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as allowed under the Rules. These footnote disclosures provide certain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the consolidated financial statements.
4.As of December 31, 2024, the Parent Company had a remaining capital commitment of $7,350 on an equity investment which is expected to be paid from time to time over the investment period. The Parent Company has unconditionally guaranteed the payment and performance of the obligations of BeiGene Switzerland GmbH in accordance with the terms of the global strategic oncology collaboration with Amgen Inc. No amounts have been recognized related to this guarantee. The Parent Company has no other material contingencies, long-term obligations or guarantees not already disclosed in its consolidated financial statements.

Item 16. Form 10‑K Summary
Not applicable.

Exhibit Index

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1		Seventh Amended and Restated Memorandum and Articles of Association of the Registrant, as currently in effect		8-K (Exhibit 3.1)	6/15/2023	001-37686
4.1	.1	Deposit Agreement dated February 5, 2016 by and among the Company, the Depositary and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	2/11/2016	001-37686
	.2	Amendment No. 1 to Deposit Agreement, dated April 11, 2016, by and among the Registrant, Citibank, N.A. and holders of the American Depositary Receipts		8-K (Exhibit 4.1)	4/11/2016	001-37686
	.3	Letter Agreement, dated as of July 11, 2016, between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.7)	8/10/2016	001-37686
	.4	Form of Letter Agreement between the Registrant and Citibank, N.A.		10-Q (Exhibit 4.9)	5/10/2017	001-37686
4.2		Form of American Depositary Receipt (included in Exhibit 4.1.1)
4.3		Specimen Certificate for Ordinary Shares		S-1 (Exhibit 4.3)	12/9/2015	333-207459
4.4	.1	Registration Rights Agreement, dated as of November 16, 2016, by and among the Registrant and the investors named therein		8-K (Exhibit 4.1)	11/17/2016	001-37686
	.2	Amendment No. 1 to Registration Rights Agreement, dated December 1, 2020, between the Company and the Investors		8-K (Exhibit 10.1)	12/2/2020	001-37686
	.3	Amendment No. 2 to Registration Rights Agreement, dated May 3, 2023, between the Company and the Investors		10-Q (Exhibit 10.3)	5/4/2023	001-37686
4.5		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
Collaboration, License and Commercial Agreements
10.1		Share Subscription Agreement, dated July 5, 2017, by and between Celgene Switzerland LLC and the Registrant		8-K (Exhibit 10.1)	7/6/2017	001-37686
10.2##
Letter Agreement, dated June 14, 2019, by and among the Registrant, BeiGene Switzerland GmbH, Celgene Corporation and Celgene Switzerland LLC, to terminate the Amended and Restated Exclusive License and Collaboration Agreement, dated August 31, 2017
				10-Q (Exhibit 10.1)	8/8/2019	001-37686
10.3	.1##	Share Purchase Agreement, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.9)	3/2/2020	001-37686
	.2	Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.10)	3/2/2020	001-37686
	.3	Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and between the Registrant and Amgen Inc.		8-K (Exhibit 10.1)	9/24/2020	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.4	Amendment No. 3 to Share Purchase Agreement, dated January 30, 2023, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.4.4)	2/27/2023	001-37686
10.4	.1##	Collaboration Agreement, dated October 31, 2019, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-K (Exhibit 10.11)	3/2/2020	001-37686
	.2##	First Amendment to Collaboration Agreement, dated April 20, 2022, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-Q (Exhibit 10.1)	8/8/2022	001-37686
	.3##	Second Amendment to Collaboration Agreement, dated February 26, 2023, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-Q (Exhibit 10.1)	5/4/2023	001-37686
10.5		Guarantee, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.12)	3/2/2020	001-37686
Equity and Other Compensation Plans
10.6†		2011 Option Plan, as amended and form of option agreements thereunder		S-1 (Exhibit 10.1)	10/16/2015	333-207459
10.7†	.1†	Third Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	6/5/2024	001-37686
	.2†	Form of Global Performance Share Unit Award Agreement for Employees under the Third Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.5)	8/7/2024	001-37686
	.3†	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Third Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.5)	8/2/2023	001-37686
	.4†	Form of Global Restricted Share Unit Award Agreement for Employees under the Third Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.6)	8/7/2024	001-37686
	.5†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Third Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.7)	8/7/2024	001-37686
	.6†	Form of Global Non-Qualified Share Option Agreement for Employees under the Third Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.8)	8/7/2024	001-37686
	.7†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Third Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.9)	8/2/2023	001-37686
	.8†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Third Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.9)	8/7/2024	001-37686
10.8†		Fourth Amended and Restated 2018 Employee Share Purchase Plan		8-K (Exhibit 10.2)	6/5/2024	001-37686
10.9†		Senior Executive Cash Incentive Bonus Plan		S-1 (Exhibit 10.19)	1/19/2016	333-207459
10.10†		Independent Director Compensation Policy, as amended		8-K (Exhibit 10.1)	3/20/2024	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Agreements with Executive Officers and Directors
10.11†		Form of Indemnification Agreement, entered into between the Registrant and its directors and officers		S-1 (Exhibit 10.3)	1/19/2016	333-207459
10.12†		Employment Agreement, dated April 25, 2017, by and between the Registrant and John V. Oyler		8-K (Exhibit 10.1)	4/26/2017	001-37686
10.13	.1†	Executive Employment Agreement, dated April 28, 2018, by and between BeiGene (Beijing) Co., Ltd. and Xiaobin Wu		10-Q (Exhibit 10.1)	8/9/2018	001-37686
.2†
Amended and Restated Employment Apportionment Agreement, dated June 16, 2023, by and between BeiGene (Beijing) Co., Limited, BeiGene Guangzhou Biologics Manufacturing Co., Ltd., BeiGene Pharmaceutical (Shanghai) Co., Ltd. and Xiaobin Wu
				10-Q (Exhibit 10.4)	8/2/2023	001-37686
10.14†		Separation and Transition Agreement, dated July 17, 2024, by and between the Registrant and Julia Wang		10-Q (Exhibit 10.4)	8/7/2024	001-37686
10.15†		Consulting Agreement, dated December 7, 2023, by and between the Registrant and Xiaodong Wang		10-K (Exhibit 10.16)	2/26/2024	001-37686
10.16†		Employment Agreement, dated December 30, 2021, by and between BeiGene (Shanghai) Co., Ltd. and Lai Wang		10-K (Exhibit 10.20)	2/28/2022	001-37686
10.17†		Offer Letter, dated June 10, 2022, by and between the Registrant and Chan Lee		10-Q (Exhibit 10.3)	8/2/2023	001-37686
10.18†		Consulting Agreement, dated January 23, 2024, by and between the Registrant and Thomas Malley		10-Q (Exhibit 10.2)	5/8/2024	001-37686
10.19†		Offer Letter, effective July 22, 2024, by and between the Registrant and Aaron Rosenberg		10-Q (Exhibit 10.3)	8/7/2024	001-37686

Exhibit No.	Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Other Agreements
10.20	Facility Agreement, dated as of December 9, 2024, by and between the Registrant and China Merchants Bank Co., Ltd.		8-K (Exhibit 10.1)	12/10/2024	001-37686
10.21##
Settlement and Termination Agreement, dated as of August 1, 2023, by and between the Registrant, BeiGene Switzerland GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Celgene Switzerland LLC, Celgene Kappa Holdings LLC, Celgene Holdings East Corporation and Celgene Logistics Sàrl
			10-Q (Exhibit 10.1)	11/9/2023	001-37686
10.22##
First Amendment to the Settlement and Termination Agreement, dated as of January 10, 2024, by and between the Registrant, BeiGene Switzerland GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Celgene Switzerland LLC, Celgene Kappa Holdings LLC, Celgene Holdings East Corporation and Celgene Logistics Sàrl
			10-K (Exhibit 10.21)	2/26/2024	001-37686
10.23
Second Amendment to the Settlement and Termination Agreement, dated as of December 4, 2024, by and between the Registrant, BeiGene Switzerland GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Celgene Switzerland LLC, Celgene Kappa Holdings LLC, Celgene Holdings East Corporation and Celgene Logistics Sàrl
X
19.1	Insider Trading Policy		10-K (Exhibit 19.1)	2/26/2024	001-37686
19.2	Special Trading Procedures for Insiders	X
21	List of Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
97	Compensation Recovery Policy		10-K (Exhibit 97)	2/26/2024	001-37686
99.1	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

Exhibit No.	Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X
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

BEIGENE, LTD.
Date: February 27, 2025	By:	/s/ JOHN V. OYLER

John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints John V. Oyler, Aaron Rosenberg, and Chan Lee, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney‑in‑fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys‑in‑fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ JOHN V. OYLER	Chief Executive Officer and Chairman	February 27, 2025
John V. Oyler	(Principal Executive Officer)

/s/ AARON ROSENBERG	Chief Financial Officer	February 27, 2025
Aaron Rosenberg	(Principal Financial Officer)

/s/ OLIVIER BRANDICOURT	Director	February 27, 2025
Olivier Brandicourt

/s/ MARGARET DUGAN	Director	February 27, 2025
Margaret Dugan

/s/ MICHAEL GOLLER	Director	February 27, 2025
Michael Goller

/s/ ANTHONY C. HOOPER	Director	February 27, 2025
Anthony C. Hooper

/s/ RANJEEV KRISHANA	Director	February 27, 2025
Ranjeev Krishana

/s/ ALESSANDRO RIVA	Director	February 27, 2025
Alessandro Riva

/s/ CORAZON (CORSEE) D. SANDERS	Director	February 27, 2025
Corazon (Corsee) D. Sanders

/s/ SHALINI SHARP	Director	February 27, 2025
Shalini Sharp

/s/ XIAODONG WANG	Director	February 27, 2025
Xiaodong Wang

/s/ QINGQING YI	Director	February 27, 2025
Qingqing Yi