Form 10-K/A
period 2024-12-31
BeiGene, Ltd.
filed 2025-02-28
CIK 1651308

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

EXPLANATORY NOTE
BeiGene, Ltd. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), filed with the U.S. Securities and Exchange Commission on February 27, 2025. This Amendment is being filed solely for the purpose of inserting the conformed signature of the Company’s current principal accounting officer, which was inadvertently omitted from the Form 10-K.

No other changes have been made to the Form 10-K. Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because this Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BEIGENE, LTD.
Date: February 28, 2025	By:	/s/ JOHN V. OYLER

John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ JOHN V. OYLER*	Chief Executive Officer and Chairman	February 27, 2025
John V. Oyler	(Principal Executive Officer)

/s/ AARON ROSENBERG*	Chief Financial Officer	February 27, 2025
Aaron Rosenberg	(Principal Financial Officer)

/s/ TITUS BALL	Chief Accounting Officer	February 28, 2025
Titus Ball	(Principal Accounting Officer)

/s/ OLIVIER BRANDICOURT*	Director	February 27, 2025
Olivier Brandicourt

/s/ MARGARET DUGAN*	Director	February 27, 2025
Margaret Dugan

/s/ MICHAEL GOLLER*	Director	February 27, 2025
Michael Goller

/s/ ANTHONY C. HOOPER*	Director	February 27, 2025
Anthony C. Hooper

/s/ RANJEEV KRISHANA*	Director	February 27, 2025
Ranjeev Krishana

/s/ ALESSANDRO RIVA*	Director	February 27, 2025
Alessandro Riva

/s/ CORAZON (CORSEE) D. SANDERS*	Director	February 27, 2025
Corazon (Corsee) D. Sanders

/s/ SHALINI SHARP *	Director	February 27, 2025
Shalini Sharp

/s/ XIAODONG WANG*	Director	February 27, 2025
Xiaodong Wang

/s/ QINGQING YI*	Director	February 27, 2025
Qingqing Yi
*Previously signed.