Form 10-Q
period 2025-03-31
BeiGene, Ltd.
filed 2025-05-07
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 2, 2025, 1,403,311,086 ordinary shares, par value $0.0001 per share, were outstanding, of which 740,541,607 ordinary shares were held in the form of 56,964,739 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares which are ordinary shares issued to permitted investors in China and listed on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi.
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
Item 1.     Financial Statements
BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended
		March 31,
	Note	2025	2024
		$	$
Revenues
Product revenue, net	11	1,108,530	746,918
Collaboration revenue	3	8,749	4,734
Total revenues		1,117,279	751,652
Cost of sales - product		165,002	124,935
Gross profit		952,277	626,717
Operating expenses
Research and development		481,887	460,638
Selling, general and administrative		459,288	427,427
Total operating expenses		941,175	888,065
Income (loss) from operations		11,102	(261,348)
Interest income, net		5,848	16,160
Other income, net		3,950	1,762
Income (loss) before income taxes		20,900	(243,426)
Income tax expense	8	19,630	7,724
Net income (loss)		1,270	(251,150)

Earnings (loss) per share
Basic	12	0.00	(0.19)
Diluted	12	0.00	(0.19)
Weighted-average shares outstanding—basic		1,390,052,966	1,355,547,626
Weighted-average shares outstanding—diluted		1,445,253,219	1,355,547,626

Earnings (loss) per American Depositary Share (“ADS”)
Basic	12	0.01	(2.41)
Diluted	12	0.01	(2.41)
Weighted-average ADSs outstanding—basic		106,927,151	104,272,894
Weighted-average ADSs outstanding—diluted		111,173,325	104,272,894
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	$	$
Net income (loss)	1,270	(251,150)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	6,441	(32,163)
Other adjustments	226	(35)
Comprehensive income (loss)	7,937	(283,348)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		March 31,	December 31,
	Note	2025	2024
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		2,516,411	2,627,410
Accounts receivable, net		717,239	676,278
Inventories, net	5	494,660	494,986
Prepaid expenses and other current assets	9	168,182	192,919
Total current assets		3,896,492	3,991,593
Property, plant and equipment, net	6	1,598,588	1,578,423
Operating lease right-of-use assets		146,416	139,309
Intangible assets, net	7	50,139	51,095
Other non-current assets	9	149,891	160,490
Total non-current assets		1,945,034	1,929,317
Total assets		5,841,526	5,920,910
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		364,498	404,997
Accrued expenses and other payables	9	692,179	803,713
Tax payable	8	34,144	25,930
Operating lease liabilities, current portion		18,303	17,576
Research and development cost share liability, current portion	3	111,127	111,154
Short-term debt	10	763,470	851,529
Total current liabilities		1,983,721	2,214,899
Non-current liabilities:
Long-term debt	10	160,157	166,484
Operating lease liabilities, non-current portion		54,895	44,277
Deferred tax liabilities	8	43,110	42,007
Research and development cost share liability, non-current portion	3	34,501	54,286
Other long-term liabilities	9	65,629	66,735
Total non-current liabilities		358,292	373,789
Total liabilities		2,342,013	2,588,688
Commitments and contingencies	16
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 9,500,000,000 shares authorized; 1,403,281,823 and 1,387,367,704 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively		140	138
Additional paid-in capital		12,247,260	12,087,908
Accumulated other comprehensive loss	14	(142,321)	(148,988)
Accumulated deficit		(8,605,566)	(8,606,836)
Total shareholders’ equity		3,499,513	3,332,222
Total liabilities and shareholders’ equity		5,841,526	5,920,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Three Months Ended March 31,
	Note	2025	2024
		$	$
Operating activities:
Net income (loss)		1,270	(251,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense		32,804	25,293
Share-based compensation expenses	13	95,478	88,667
Amortization of research and development cost share liability	3	(19,812)	(13,136)
Other items, net		12,369	(2,887)
Changes in operating assets and liabilities:
Accounts receivable		(31,866)	(80,025)
Inventories		3,987	(37,264)
Other assets		29,737	(4,401)
Accounts payable		(31,568)	46,300
Accrued expenses and other payables		(52,360)	(79,309)
Other liabilities		4,043	(660)
Net cash provided by (used in) operating activities		44,082	(308,572)
Investing activities:
Purchases of property, plant and equipment		(56,407)	(156,578)
Purchase of intangible asset		—	(4,674)
Proceeds from sale or maturity of investments		1,800	2,655
Purchase of in-process research and development		(60,000)	(31,800)
Other investing activities		(7,334)	(19,434)
Net cash used in investing activities		(121,941)	(209,831)
Financing activities:
Proceeds from long-term loan	10	—	9,053
Repayment of long-term loan	10	(4,215)	(3,579)
Proceeds from short-term loans	10	80,000	142,028
Repayment of short-term loans	10	(172,921)	—
Proceeds from option exercises and employee share purchase plan		63,359	14,791
Net cash (used in) provided by financing activities		(33,777)	162,293
Effect of foreign exchange rate changes, net		3,480	(22,438)
Net decrease in cash, cash equivalents, and restricted cash		(108,156)	(378,548)
Cash, cash equivalents, and restricted cash at beginning of period		2,638,747	3,185,984
Cash, cash equivalents, and restricted cash at end of period		2,530,591	2,807,436
Supplemental cash flow information:
Cash and cash equivalents		2,516,411	2,793,370
Short-term restricted cash		11,333	11,445
Long-term restricted cash		2,847	2,621
Income taxes paid		9,321	2,490
Interest expense paid		12,206	11,440
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		60,010	100,473
ROU assets obtained in exchange for new operating lease liabilities		15,659	839
Increase in equity investment from deconsolidation of a subsidiary		—	40,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEIGENE, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
		$	$	$	$	$
Balance at December 31, 2024	1,387,367,704	138	12,087,908	(148,988)	(8,606,836)	3,332,222
Issuance of shares reserved for share option exercises	402,532	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	15,511,587	2	63,874	—	—	63,876
Share-based compensation	—	—	95,478	—	—	95,478
Other comprehensive income	—	—	—	6,667	—	6,667
Net income	—	—	—	—	1,270	1,270
Balance at March 31, 2025	1,403,281,823	140	12,247,260	(142,321)	(8,605,566)	3,499,513

Balance at December 31, 2023	1,359,513,224	135	11,598,688	(99,446)	(7,962,050)	3,537,327
Use of shares reserved for share option exercises	(3,634,952)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	3,646,097	1	15,662	—	—	15,663
Share-based compensation	—	—	88,667	—	—	88,667
Deconsolidation of a subsidiary	—	—	2,052	—	—	2,052
Other comprehensive loss	—	—	—	(32,198)	—	(32,198)
Net loss	—	—	—	—	(251,150)	(251,150)
Balance at March 31, 2024	1,359,524,369	136	11,705,069	(131,644)	(8,213,200)	3,360,361
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
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2025 and 2024, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate accounting units and the standalone selling price of each performance obligation in the Company’s revenue arrangements, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, valuation of inventory, estimating the allowance for credit losses, determining defined benefit pension plan obligations, measurement of right-of-use assets and lease liabilities, and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from these estimates.

Recent accounting pronouncements
New accounting standards which have not yet been adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that at each interim and annual reporting period public entities disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. In January 2025, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires that public entities on an annual basis, (1) in the rate reconciliation, disclose specific categories and provide additional information for reconciling items that meet a quantitative threshold; (2) about income taxes paid, disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and by individual jurisdiction in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received); and (3) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied on a prospective basis. Retrospective application is permitted. The Company does not expect that the adoption of ASU 2023-09 will have a significant impact on the Company’s consolidated financial statements as the standard does not change the recognition or measurement of current and deferred income taxes and is currently evaluating the impact on the income tax disclosures.
Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2024.
There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2025, as compared to the significant accounting policies described in the Annual Report.
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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2025 and December 31, 2024:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of March 31, 2025	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	756,296	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	225	—	—
Convertible debt instrument	—	—	8,482
Total	756,521	—	8,482

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	950,704	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	618
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	2,113	168	—
Convertible debt instrument	—	—	4,616
Total	952,817	168	5,234
The Company’s cash equivalents are highly liquid investments with original maturities of 3 months or less. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets.
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
The Company holds convertible notes issued by private biotech companies. The Company elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income, net. The Company recorded net gains on fair value adjustment of $1,136 for the three months ended March 31, 2025. There were no fair value adjustments for the three months ended March 31, 2024.
As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.

3. Collaborative and Licensing Arrangements
The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of and options to out-license internally developed products and drug candidates to other parties, in-licenses of products and drug candidates from other parties, and profit- and cost-sharing arrangements. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost-sharing and reimbursement arrangements, royalty payments, and profit sharing. For detailed descriptions of each arrangement, see the Company’s Annual Report for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on February 27, 2025.
For the three months ended March 31, 2025, the Company’s collaboration revenue consisted primarily of royalty revenue under the Amgen collaboration agreement and revenue generated under the Novartis broad markets agreement. For the three months ended March 31, 2024, collaboration revenue consisted primarily of revenue generated under the Novartis broad markets agreement.
The following table summarizes total collaboration revenue recognized for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenue from collaborators	$	$
Revenue from collaborators	8,749	4,734
In-Licensing Arrangements - Commercial
Amgen
During the three months ended March 31, 2025 and 2024, the Company recorded the following amounts related to its collaboration arrangement with Amgen. For a detailed description of the arrangement and related rights and obligation, see the Company’s Annual Report for the year ended December 31, 2024 filed on February 27, 2025.
Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
	$	$
BeiGene’s portion of the development funding	40,519	26,620
Less: Amortization of research and development cost share liability	19,812	13,136
Research and development expense	20,707	13,484

		As of
		March 31, 2025
		$
Remaining portion of development funding cap		295,113

As of March 31, 2025 and December 31, 2024, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of
	March 31,	December 31,
	2025	2024
	$	$
Research and development cost share liability, current portion	111,127	111,154
Research and development cost share liability, non-current portion	34,501	54,286
Total research and development cost share liability	145,628	165,440
The total reimbursement paid under the commercial profit-sharing agreement for product sales is classified in the income statement for the three months ended March 31, 2025 and 2024 as follows:

	Three Months Ended
	March 31,
	2025	2024
	$	$
Cost of sales - product	7,494	8,569
Research and development	(512)	(705)
Selling, general and administrative	(23,948)	(18,153)
Total	(16,966)	(10,289)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $62,744 and $62,226 during the three months ended March 31, 2025 and 2024, respectively. Net amounts payable to Amgen was $96,997 and $116,563 as of March 31, 2025 and December 31, 2024, respectively.

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
Upfront and milestone payments incurred under these arrangements for the three months ended March 31, 2025 and 2024 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or term of the commercialization agreements.

		Three Months Ended
		March 31,
		2025	2024
Payments due to collaboration partners	Classification	$	$
Upfront payments	Research and development expense	—	27
Development milestones incurred	Research and development expense	—	35,000
Total		—	35,027

4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts as collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of March 31, 2025 and December 31, 2024 was as follows:

	As of
	March 31,	December 31,
	2025	2024
	$	$
Short-term restricted cash	11,333	9,312
Long-term restricted cash	2,847	2,025
Total	14,180	11,337
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from its offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) in strict compliance with the planned uses as disclosed in the PRC offering prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of March 31, 2025, the Company had cash remaining related to the STAR Offering proceeds of $461,560.
Investments in Equity Securities
The following table summarizes the Company’s investments in equity securities:

	As of
	March 31,	December 31,
	2025	2024
	$	$
Equity securities with readily determinable fair values [1]
Fair value of Leap common stock	225	2,113
Fair value of Leap warrants	—	168
Equity securities without readily determinable fair values
Pi Health, Inc. [2]	40,798	40,798
Other	50,370	48,157
Equity-method investments [3]	21,269	33,081
Total	112,662	124,317
1 Represents common stock and warrants to purchase additional shares of common stock of Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income, net.
2 In the first quarter of 2024, the Company divested the net assets comprising substantially all of its Pi Health business with a carrying value of $38,063. The consideration received for the divestiture consisted of preferred stock in a newly formed entity, Pi Health, Inc., with a fair value of $40,798 and cash consideration of $1,000. The transaction resulted in a pre-tax gain of $3,735 recorded within other income, net during the three months ended March 31, 2024. The Company will account for its investment prospectively as a private equity security without a readily determinable fair value, and the divestiture was not treated as a discontinued operation in the Statement of Operations and therefore the historical results of operations of the Pi Health business will remain in the Company’s continuing operations.
3 In the first quarter of 2025, in connection with the wind-down of the operations and related financial obligations of one of the Company’s equity-method investments, the investment’s fair value was assessed to be zero. The Company recognized an other-than-temporary impairment loss of $12,376 during the three months ended March 31, 2025, within unrealized losses from equity-method investments.

The following table summarizes unrealized losses related to investments in equity securities recorded in other income, net for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
	$	$
Equity securities with readily determinable fair values	(2,056)	(1,412)
Equity securities without readily determinable fair values	—	(797)
Equity-method investments	(13,375)	(856)
5. Inventories, Net
The Company’s inventories, net consisted of the following:

	As of
	March 31,	December 31,
	2025	2024
	$	$
Raw materials	177,308	170,584
Work in process	66,980	60,118
Finished goods	250,372	264,284
Total inventories, net	494,660	494,986
6. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	March 31,	December 31,
	2025	2024
	$	$
Land	65,485	65,485
Building	703,578	607,857
Manufacturing equipment	251,960	244,255
Laboratory equipment	250,019	240,885
Leasehold improvement	63,129	64,680
Software, electronics and office equipment	102,370	100,348
Property, plant and equipment, at cost	1,436,541	1,323,510
Less: accumulated depreciation	(427,945)	(399,105)
Construction in progress	589,992	654,018
Property, plant and equipment, net	1,598,588	1,578,423
The Company has made a significant investment in its newly opened manufacturing and R&D center in Hopewell, New Jersey. In the three months ended March 31, 2025, $99,160 of assets were placed into service. As of March 31, 2025, the Company had construction in progress of $421,727 related to the Hopewell facility, the majority of which will be put into service in 2025.
Depreciation expense was $31,614 and $24,110 for the three months ended March 31, 2025 and 2024, respectively.

7. Intangible Assets
Intangible assets as of March 31, 2025 and December 31, 2024 are summarized as follows:

	As of
	March 31, 2025			December 31, 2024
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	63,168	(13,589)	49,579	62,889	(12,370)	50,519
Other	8,987	(8,427)	560	8,987	(8,411)	576
Total finite-lived intangible assets	72,155	(22,016)	50,139	71,876	(20,781)	51,095
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
The weighted-average life for each finite-lived intangible assets is approximately 11 years. Amortization expense was as follows:

	Three Months Ended
	March 31,
	2025	2024
	$	$
Amortization expense - Cost of sales - product	1,173	1,183
Amortization expense - Selling, general and administrative	17	—
Total	1,190	1,183
As of March 31, 2025, estimated amortization expense for each of the five succeeding years and thereafter was as follows:

Year Ending December 31,	Cost of Sales - Product	Selling, General and Administrative	Total
	$	$	$
2025 (remainder of year)	3,526	50	3,576
2026	4,700	67	4,767
2027	4,700	67	4,767
2028	4,700	67	4,767
2029	4,700	67	4,767
2030 and thereafter	27,253	242	27,495
Total	49,579	560	50,139
8. Income Taxes
Income tax expense was $19,630 and $7,724 for the three months ended March 31, 2025 and 2024, respectively. The income tax expense for the three months ended March 31, 2025 and 2024 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, current China tax expense due to certain non-deductible expenses, and other intercompany discrete adjustments.

On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of March 31, 2025, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of March 31, 2025, the Company had gross unrecognized tax benefits of $17,575. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $336 in the three months ended March 31, 2025, primarily due to U.S. federal and state tax credits and incentives.
9. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	March 31,	December 31,
	2025	2024
	$	$
Prepaid research and development costs	44,126	64,277
Other receivables	28,738	32,828
Prepaid taxes	25,347	23,792
Prepaid general and administrative expenses	16,661	21,253
Prepaid manufacturing cost	13,795	19,333
Short-term restricted cash	11,333	9,312
Prepaid insurance	7,142	6,242
Other current assets	21,040	15,882
Total	168,182	192,919
Other non-current assets consist of the following:

	As of
	March 31,	December 31,
	2025	2024
	$	$
Long-term investments	121,144	128,933
Prepaid supply cost	12,239	12,249
Rental deposits and other	7,173	8,481
Prepayment of property and equipment	3,426	5,927
Prepaid VAT	3,062	2,875
Long-term restricted cash	2,847	2,025
Total	149,891	160,490

Accrued expenses and other payables consist of the following:

	As of
	March 31,	December 31,
	2025	2024
	$	$
Revenue rebates and returns related	259,944	235,600
Compensation related	132,249	248,348
External research and development activities related	91,579	154,269
Individual income tax and other taxes	80,900	34,904
Commercial activities	76,815	77,530
Accrued general and administrative expenses	32,139	31,106
Other	18,553	21,956
Total	692,179	803,713
Other long-term liabilities consist of the following:

	As of
	March 31,	December 31,
	2025	2024
	$	$
Deferred government grant income	29,833	30,324
Pension liability	16,326	16,405
Asset retirement obligation	3,816	3,794
Other	15,654	16,212
Total	65,629	66,735

10. Debt
The following table summarizes the Company’s short-term and long-term debt obligations as of March 31, 2025 and December 31, 2024:

Lender	Borrower	Term	Maturity Date	Note	As of
					March 31, 2025	December 31, 2024
					$	$
China Construction Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	16,536	16,440
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	8,662	8,611
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	8,188	8,148
China CITIC Bank	BeiGene (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	4,479	1,384
China Merchants Bank	BeiGene, Ltd.	1-year	5		380,000	380,000
China Minsheng Bank	BeiGene, Ltd.	1-year	December 16, 2025	6	150,000	150,000
China Industrial Bank	BeiGene, Ltd.	364-day	March 27, 2025	7	—	92,475
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	1-year	June 5, 2025	8	55,120	54,800
HSBC Bank	BeiGene, Ltd.	1-year	May 5, 2025	9	46,851	46,580
Shanghai Pudong Development Bank	BeiGene, Ltd.	1-year	November 24, 2025	10	93,634	93,091
Total short-term debt					763,470	851,529

China Construction Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	41,340	41,100
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	25,985	27,987
China Merchants Bank	BeiGene Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	31,166	33,020
China CITIC Bank	BeiGene (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	61,666	64,377
Total long-term debt					160,157	166,484
1The credit facility offers a borrowing capacity of RMB 580,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 4.2% as of March 31, 2025. The loan is secured by BeiGene Guangzhou Biologics Manufacturing Co., Ltd.’s property ownership certificate and fixed assets.
2The credit facility offers a borrowing capacity of RMB 350,000, denominated in RMB, and bears floating interest rates benchmarking against prevailing interest rates of financial institutions in the PRC. The loan interest rate was 3.7% as of March 31, 2025. The Company repaid $2,161 (RMB15,715) during the three months ended March 31, 2025. The loan is secured by Guangzhou Factory’s second land use right and certain fixed assets.
3The credit facility offers a borrowing capacity of RMB 378,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.3% as of March 31, 2025. The Company repaid $2,054 (RMB14,910) during the three months ended March 31, 2025. The loan is secured by fixed assets to be placed into service upon completion of the third phase of the Guangzhou manufacturing facility’s build out.
4The credit facility offers a borrowing capacity of RMB480,000, denominated in RMB, and bears floating interest rate benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.6% as of March 31, 2025. The loan is secured by BeiGene (Suzhou) Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
5The working capital loan facility offers a borrowing capacity of up to $380,000, denominated in USD, and bears floating interest rates benchmarking the secured overnight financing rate. The loan interest rate was 6.2% as of March 31, 2025. $300,000 of the borrowings matures on December 17, 2025, and $80,000 matures on January 21, 2026.
6The working capital loan facility offers a borrowing capacity of up to $150,000, denominated in USD. The loan interest rate was 6.8% as of March 31, 2025.
7The working capital loan facility offered a borrowing capacity of up to RMB 675,000, denominated in RMB. The Company repaid the principal during the three months ended March 31, 2025.
8The working capital loan facility offers a borrowing capacity of up to of RMB 400,000, denominated in RMB. The loan interest rate was 3.0% as of March 31, 2025.
9The working capital loan facility offers a borrowing capacity of up to RMB 340,000, denominated in RMB, and bears floating interest rates benchmarking Hong Kong interbank market rate for RMB. The loan interest rate was 5.2% as of March 31, 2025.
10The working capital loan facility offers a borrowing capacity of up to RMB 700,000, denominated in RMB. The loan interest rate was 2.9% as of March 31, 2025

The Company has numerous financial and non-financial covenants on its debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. However, the Company’s debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact the Company’s ability to refinance debt obligations if an event of default occurs. As of March 31, 2025, the Company was in compliance with all covenants of its material debt agreements.
Interest Expense
Interest expense recognized for the three months ended March 31, 2025 and 2024 was $12,961 and $12,404, respectively, among which, $5,959 and $9,209 was capitalized, respectively. Interest paid for the three months ended March 31, 2025 and 2024, net of amounts capitalized, amounted to $6,247 and $2,269, respectively.
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® and TEVIMBRA® in the U.S., China, EU, and other regions; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product revenue for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
	$	$
Product revenue – gross	1,400,066	944,464
Less: Rebates and sales returns	(291,536)	(197,546)
Product revenue – net	1,108,530	746,918
The following table disaggregates net product revenue by product for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
	$	$
BRUKINSA®	791,664	488,515
TEVIMBRA®	171,164	145,277
XGEVA®	70,423	43,381
BLINCYTO®	23,906	14,366
KYPROLIS®	19,728	14,111
POBEVCY®	13,745	16,633
Other	17,900	24,635
Total product revenue – net	1,108,530	746,918

The following table presents the roll-forward of accrued revenue rebates and returns for the three months ended March 31, 2025 and 2024:

	Rebates, Returns and Other Deductions	Contra AR Accruals	Total
	$	$
Balance at December 31, 2024	235,600	50,699	286,299
Accrual	130,027	161,509	291,536
Payments	(105,683)	(177,050)	(282,733)
Balance at March 31, 2025	259,944	35,158	295,102

Balance at December 31, 2023	139,936	30,435	170,371
Accrual	104,444	93,102	197,546
Payments	(58,103)	(94,834)	(152,937)
Balance at March 31, 2024	186,277	28,703	214,980
12. Earnings (Loss) Per Share/ADS
The following table reconciles the numerator and denominator in the computations of earnings (loss) per share/ADS:

	Three Months Ended
	March 31,
	2025	2024
	$	$
Numerator:
Net income (loss)	1,270	(251,150)

Denominator:
Weighted-average shares outstanding—basic	1,390,052,966	1,355,547,626
Dilutive common share equivalents	55,200,253	—
Weighted-average shares outstanding—diluted	1,445,253,219	1,355,547,626
Antidilutive common share equivalents excluded from above	1,408,376	—

Earnings (loss) per share:
Basic	0.00	(0.19)
Diluted	0.00	(0.19)

Earnings (loss) per ADS:
Basic	0.01	(2.41)
Diluted	0.01	(2.41)
For the three months ended March 31, 2025, diluted earnings per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of stock options, restricted stock units and ESPP shares. The dilutive effect of outstanding stock options, restricted stock units and ESPP shares is reflected in diluted net earnings per share using the treasury stock method.
For the three months ended March 31, 2024, the Company was in a net loss position and the effects of all share options, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
Each ADS represents 13 ordinary shares. Basic and diluted earnings (loss) per ADS was derived from the basic and diluted earnings (loss) per share, respectively.

13. Share-Based Compensation Expense
Share Option and Incentive Plan
During the three months ended March 31, 2025, the Company granted options for 132,314 ordinary shares and restricted share units for 2,225,184 ordinary shares under the Company’s share option and incentive plan. As of March 31, 2025, options, restricted share units, and performance share units for ordinary shares outstanding totaled 58,342,609, 81,602,677, and 2,131,090, respectively. As of March 31, 2025, share-based awards to acquire 84,560,865 ordinary shares were available for future grant under the Company’s share option and incentive plan.
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
As of March 31, 2025, 3,998,286 ordinary shares were available for future issuance under the ESPP.
The following table summarizes the shares issued under the ESPP:

		Market Price[1]		Purchase Price[2]
Issuance Date	Number of Ordinary Shares Issued	ADS	Ordinary	ADS	Ordinary	Proceeds
February 28, 2025	955,396	$188.26	$14.48	$160.02	$12.31	$11,760
August 31, 2024	1,035,996	$165.02	$12.69	$140.27	$10.78	$11,178
February 29, 2024	1,021,397	$165.65	$12.74	$140.80	$10.83	$11,063
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
Share-Based Compensation Expense
The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
	$	$
Research and development	41,767	38,045
Selling, general and administrative	53,684	50,669
Total	95,451	88,714

14. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency	Pension
	Translation	Liability
	Adjustments	Adjustments	Total
	$	$	$
Balance as of December 31, 2024	(135,552)	(13,436)	(148,988)
Other comprehensive income before reclassifications	6,441	—	6,441
Amounts reclassified from accumulated other comprehensive loss	—	226	226
Net-current period other comprehensive income	6,441	226	6,667
Balance as of March 31, 2025	(129,111)	(13,210)	(142,321)
15. Restricted Net Assets
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
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2025 and December 31, 2024, amounts restricted were the net assets of the Company’s PRC subsidiaries, which, after intercompany eliminations, amounted to $1,793,330 and $1,709,961, respectively.
16. Commitments and Contingencies
Purchase Commitments
As of March 31, 2025, the Company had non-cancellable purchase commitments amounting to $152,905, of which $30,998 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $121,907 related to binding purchase obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $56,293 for the acquisition of property, plant and equipment as of March 31, 2025, related to various facilities across the globe, including the manufacturing and clinical R&D campus in Hopewell, New Jersey.

Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and/or development services. As of March 31, 2025, the Company’s remaining co-development funding commitment was $295,113.
Funding Commitment
The Company had committed capital related to two equity-method investments in the amount of $15,053. As of March 31, 2025, the remaining capital commitment was $5,904 and is expected to be paid from time to time over the investment period.
17. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The primary measure of segment profitability for the Company’s operating segment is considered to be consolidated net income (loss). Significant segment expenses reviewed by the CODM on a regular basis included within net income (loss) include cost of product sales, research and development expenses and selling, general and administrative expenses which are separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net income (loss) include interest income, net, other income, net and income tax expense.
The Company’s long-lived assets are primarily located in the U.S. and China.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total revenues by geographic area are presented as follows:

	Three Months Ended
	March 31,
	2025	2024
	$	$
U.S. - total revenue	567,211	351,456
Product revenue	563,348	351,456
Collaboration revenue	3,863	—

China - total revenue	399,592	320,376
Product revenue	396,362	315,662
Collaboration revenue	3,230	4,714

Europe - total revenue	118,554	66,860
Product revenue	116,898	66,840
Collaboration revenue	1,656	20

Rest of world - total revenue	31,922	12,960
Product revenue	31,922	12,960
Collaboration revenue	—	—
Total Revenue	1,117,279	751,652

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

Non-GAAP Financial Measures
We provide certain financial measures that are not defined under accounting principles generally accepted in the United States of America (“GAAP”), commonly referred to as non-GAAP financial measures, including Adjusted Operating Expenses, Adjusted Income (Loss) from Operations, Adjusted Net Income (Loss), Adjusted Earnings Per Share and certain other non-GAAP measures, each of which include adjustments to GAAP figures. These non-GAAP measures are intended to provide additional information on our operating performance. Adjustments to our GAAP figures exclude, as applicable, non-cash items such as share-based compensation, depreciation and amortization. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. Non-GAAP adjustments are tax effected to the extent there is US GAAP current tax expense. The Company currently records a valuation allowance on its net deferred tax assets, so there is no net impact recorded for deferred tax effects. We maintain an established non-GAAP policy that guides the determination of what items may be excluded in non-GAAP financial measures. We believe that these non-GAAP measures, when considered together with the GAAP figures, can enhance an overall understanding of our operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators BeiGene’s management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, GAAP financial measures. The non-GAAP financial measures used by BeiGene may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.
Overview
We achieved GAAP profitability in the first quarter of 2025 with continued global revenue growth. In the U.S., BRUKINSA remains the leader in new CLL patient starts across all lines of therapy, and for the first time has become the overall BTKi market share leader. We’ve made progress across our late-stage hematology and solid tumor pipelines, with multiple proof-of-concept readouts expected this year across our broad portfolio of antibody-drug conjugates, multispecific antibodies and targeted protein degraders.
Key highlights for the first quarter of 2025 are as follows:
•First quarter 2025 total revenues increased 49% to $1.1 billion with BRUKINSA® (zanubrutinib) global sales increasing 62%to $792 million on strong demand growth versus first quarter 2024
•Achieved GAAP profitability and significantly improved operating cash flow
•Advanced late-stage hematology and solid tumor pipelines with plan to host Investor R&D Day on June 26
•Secured shareholder approval to rename the Company to BeOne Medicines Ltd. and redomicile to Switzerland
Recent Developments
Recent Business Developments
On April 29, 2025, we announced that the U.S. Patent and Trademark Office rendered a Final Written Decision invalidating all claims of Pharmacyclics LLC’s U.S. Patent No. 11,672,803 (the “‘803 patent”) that were challenged by BeiGene in a post-grant review (“PGR”) proceeding.
On April 3, 2025, we announced the discontinuation of our clinical development program for ociperlimab (BGB-A1217), an anti-TIGIT antibody, as a potential treatment for lung cancer.
On March 31, 2025, we announced the Committee for Medicinal Products for Human Use of the European Medicines Agency issued a positive opinion recommending approval of TEVIMBRA® (tislelizumab), in combination with etoposide and platinum chemotherapy, as a first-line treatment for adult patients with extensive-stage small cell lung cancer.
On March 4, 2025, we announced the U.S. Food and Drug Administration has approved TEVIMBRA (tislelizumab-jsgr), in combination with platinum-containing chemotherapy, for the first-line treatment of adults with unresectable or metastatic esophageal squamous cell carcinoma whose tumors express PD-L1 (≥1).

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$1,108,530	$746,918	$361,612	48.4%
Collaboration revenue	8,749	4,734	4,015	84.8%
Total revenues	1,117,279	751,652	365,627	48.6%
Cost of sales - product	165,002	124,935	40,067	32.1%
Gross profit	952,277	626,717	325,560	51.9%
Operating expenses
Research and development	481,887	460,638	21,249	4.6%
Selling, general and administrative	459,288	427,427	31,861	7.5%
Total operating expenses	941,175	888,065	53,110	6.0%
Income (loss) from operations	11,102	(261,348)	272,450	(104.2)%
Interest income, net	5,848	16,160	(10,312)	(63.8)%
Other income, net	3,950	1,762	2,188	124.2%
Income (loss) before income taxes	20,900	(243,426)	264,326	(108.6)%
Income tax expense	19,630	7,724	11,906	154.1%
Net income (loss)	$1,270	$(251,150)	$252,420	(100.5)%
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue
Total revenue increased to $1,117.3 million for the three months ended March 31, 2025, from $751.7 million for the three months ended March 31, 2024, due to increased sales of BRUKINSA, TEVIMBRA, and our in-licensed products from Amgen.
Net product revenue consisted of the following:

	Three Months Ended
	March 31,		Changes
	2025	2024	$	%
	(dollars in thousands)
BRUKINSA®	$791,664	$488,515	$303,149	62.1%
TEVIMBRA®	171,164	145,277	25,887	17.8%
XGEVA®	70,423	43,381	27,042	62.3%
BLINCYTO®	23,906	14,366	9,540	66.4%
KYPROLIS®	19,728	14,111	5,617	39.8%
POBEVCY®	13,745	16,633	(2,888)	(17.4)%
Other	17,900	24,635	(6,735)	(27.3)%
Total product revenue	$1,108,530	$746,918	$361,612	48.4%
Net product revenue increased 48.4% to $1,108.5 million for the three months ended March 31, 2025, compared to $746.9 million in the prior-year period, primarily due to increased sales of BRUKINSA globally, driven by continued growth in the U.S. and Europe. In addition, product revenues in the first quarter of 2025 were positively impacted by sales of TEVIMBRA and in-licensed products from Amgen.

Global revenue for BRUKINSA totaled $791.7 million in the first quarter, representing a 62.1% increase compared to the prior-year period; U.S. revenue for BRUKINSA totaled $563.2 million in the first quarter, compared to $351.5 million in the prior-year period, representing growth of 60.2%, driven primarily by demand, with the quarter over quarter growth coming primarily from expanded use in CLL as BRUKINSA continued to gain share as the leader in new patient starts in the U.S. in CLL and all other approved indications. BRUKINSA revenue in Europe totaled $115.9 million in the first quarter, compared to $66.8 million in the prior-year period, representing growth of 73.4%, driven by increased market share across all major European markets, including Germany, Italy, Spain, France and the UK. BRUKINSA revenue in China totaled $81.1 million, representing growth of 41.3%. BRUKINSA rest of world revenue totaled $31.4 million in the first quarter, representing growth of 145.4% compared to the prior-year period.
Revenue for TEVIMBRA totaled $171.2 million in the first quarter, compared to $145.3 million in the prior-year period, representing a 17.8% increase.
Revenue for Amgen products in China totaled $114.1 million in the first quarter, compared to $71.9 million in the prior-year period, representing a 58.7% increase, driven primarily by increased XGEVA® sales volume.
Collaboration revenue totaled $8.7 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement and royalty revenue under the Amgen collaboration.
Gross Margin
Gross margin on global product sales increased to $943.5 million for the three months ended March 31, 2025, compared to $622.0 million in the prior-year period, primarily due to increased product sales in the current year period. Gross margin as a percentage of product sales increased to 85.1% for the three months ended March 31, 2025, from 83.3% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from cost of sales productivity improvements for both BRUKINSA and TEVIMBRA. On an adjusted basis, which does not include depreciation and amortization, gross margin as a percentage of product sales increased to 85.5%, from 83.7% in the comparable period of the prior year.

Research and Development Expense
Research and development expense increased by $21.2 million, or 4.6%, to $481.9 million for the three months ended March 31, 2025 from $460.6 million for the three months ended March 31, 2024. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,		Changes
	2025	2024	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$170,046	$122,871	$47,175	38.4%
Upfront license and development milestone fees	—	35,028	(35,028)	(100.0)%
Amgen co-development expense[1]	20,707	13,484	7,223	53.6%
Total external research and development expenses	190,753	171,383	19,370	11.3%
Internal research and development expenses	291,134	289,255	1,879	0.6%
Total research and development expenses	$481,887	$460,638	$21,249	4.6%

Adjusted research and development expenses[2]	$421,195	$405,440	$15,755	3.9%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended March 31, 2025 totaled $40.5 million, of which $20.7 million was recorded as R&D expense. The remaining $19.8 million was recorded as a reduction of the R&D cost share liability.
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

The increase in external research and development expenses in the first quarter was primarily attributable to an increase in external costs of development programs primarily due to advancing preclinical programs into the clinic and early clinical programs into late stage, including Sonrotoclax (BCL2i), and slightly offset by lower development upfront and milestone fees.
Internal research and development expense increased modestly by $1.9 million, or 0.6%, to $291.1 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities and control spend.
Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Changes
	2025	2024	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$459,288	$427,427	$31,861	7.5%
Adjusted selling, general and administrative expenses[1]	$395,511	$372,146	$23,365	6.3%
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
Selling, general and administrative expense increased by $31.9 million, or 7.5%, to $459.3 million for the three months ended March 31, 2025, from $427.4 million for the three months ended March 31, 2024. The increase was primarily attributable to continued investment in the global commercial expansion of BRUKINSA primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 41.4% in the first quarter of 2025 compared to 57.2% in the prior-year period. We expect continued investment in selling and marketing activities as our product sales increase.
Interest Income, Net
Interest income, net decreased by $10.3 million, or 63.8%, to $5.8 million for the three months ended March 31, 2025, from $16.2 million for three months ended March 31, 2024. The decrease in interest income, net, was primarily attributable to decreased interest income resulting from lower interest rates on our cash and cash equivalents balance. Interest expense increased resulting from a higher debt balance and lower interest capitalized related to Hopewell construction in process.
Other Income, Net
Other income, net was $4.0 million for the three months ended March 31, 2025, primarily due to foreign exchange gains and government subsidy income, partially offset by unrealized losses on our equity investments. For the three months ended March 31, 2024, other income, net was $1.8 million, primarily due to government subsidy income, partially offset by foreign exchange losses resulting from the strengthening of the U.S. dollar compared to the RMB in the period and the revaluation impact of foreign currencies held in U.S. functional currency subsidiaries and unrealized losses on our equity investments.

Income Tax Expense
Income tax expense was $19.6 million for the three months ended March 31, 2025 as compared to $7.7 million for the three months ended March 31, 2024. The income tax expense for the three months ended March 31, 2025 and 2024 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, current China tax expense due to certain non-deductible expenses, and other intercompany discrete adjustments.
Net Income (Loss) and Earnings Per Share
GAAP net income improved for the first quarter of 2025, as compared to the prior-year period loss, primarily attributable to revenue growth and improved operating leverage.
For the first quarter of 2025, both basic and diluted earnings per share was $0.00 per share and $0.01 per American Depositary Share (“ADS”), respectively, compared to basic loss of $0.19 per share and $2.41 per ADS in the prior-year period.

Non-GAAP Reconciliation

	Three Months Ended
	March 31,
	2025	2024
	( in thousands)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$165,002	$124,935
Less: Depreciation	2,613	2,345
Less: Amortization of intangibles	1,173	1,183
Adjusted cost of sales - products	$161,216	$121,407

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$481,887	$460,638
Less: Share-based compensation expenses	41,767	38,045
Less: Depreciation	18,925	17,153
Adjusted research and development	$421,195	$405,440

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$459,288	$427,427
Less: Share-based compensation expenses	53,684	50,669
Less: Depreciation	10,076	4,612
Less: Amortization of intangibles	17	—
Adjusted selling, general and administrative	$395,511	$372,146

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$941,175	$888,065
Less: Share-based compensation expenses	95,451	88,714
Less: Depreciation	29,001	21,765
Less: Amortization of intangibles	17	—
Adjusted operating expenses	$816,706	$777,586

Reconciliation of GAAP to adjusted income (loss) from operations:
GAAP income (loss) from operations	$11,102	$(261,348)
Plus: Share-based compensation expenses	95,451	88,714
Plus: Depreciation	31,614	24,110
Plus: Amortization of intangibles	1,190	1,183
Adjusted income (loss) from operations	$139,357	$(147,341)

Reconciliation of GAAP to adjusted net income (loss):
GAAP net income (loss)	$1,270	$(251,150)
Plus: Share-based compensation expenses	95,451	88,714
Plus: Depreciation	31,614	24,110
Plus: Amortization of intangibles	1,190	1,183
Plus: Impairment of equity investments	12,376	—
Plus: Income tax effect of non-GAAP adjustments	(5,764)	(8,753)
Adjusted net income (loss)	$136,137	$(145,896)

Reconciliation of GAAP to adjusted EPS - basic
GAAP earnings (loss) per share - basic	$0.00	$(0.19)
Plus: Share-based compensation expenses	0.07	0.07
Plus: Depreciation	0.02	0.02
Plus: Amortization of intangibles	0.00	0.00
Plus: Impairment of equity investments	0.01	0.00
Plus: Income tax effect of non-GAAP adjustments	(0.00)	(0.01)
Adjusted earnings (loss) per share - basic	$0.10	$(0.11)

Reconciliation of GAAP to adjusted EPS - diluted
GAAP earnings (loss) per share - diluted	$0.00	$(0.19)
Plus: Share-based compensation expenses	0.07	0.07
Plus: Depreciation	0.02	0.02
Plus: Amortization of intangibles	0.00	0.00
Plus: Impairment of equity investments	0.01	0.00
Plus: Income tax effect of non-GAAP adjustments	(0.00)	(0.01)
Adjusted earnings (loss) per share - diluted	$0.09	$(0.11)

Reconciliation of GAAP to adjusted earnings (loss) per ADS - basic
GAAP earnings (loss) per ADS - basic	$0.01	$(2.41)
Plus: Share-based compensation expenses	0.89	0.85
Plus: Depreciation	0.30	0.23
Plus: Amortization of intangibles	0.01	0.01
Plus: Impairment of equity investments	0.12	0.00
Plus: Income tax effect of non-GAAP adjustments	(0.05)	(0.08)
Adjusted earnings (loss) per ADS - basic	$1.27	$(1.40)

Reconciliation of GAAP to adjusted earnings (loss) per ADS - diluted
GAAP earnings (loss) per ADS - diluted	$0.01	$(2.41)
Plus: Share-based compensation expenses	0.86	0.85
Plus: Depreciation	0.28	0.23
Plus: Amortization of intangibles	0.01	0.01
Plus: Impairment of equity investments	0.11	0.00
Plus: Income tax effect of non-GAAP adjustments	(0.05)	(0.08)
Adjusted earnings (loss) per ADS - diluted	$1.22	$(1.40)
Liquidity and Capital Resources
The following table represents our cash and debt balances as of March 31, 2025 and December 31, 2024:

	As of
	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$2,530,591	$2,638,747
Total debt	$923,627	$1,018,013
To date, we have financed our operations and investments in long-term assets principally through proceeds from public and private offerings of our securities, proceeds from debt and our collaborations, and since the third quarter of 2024 cash flow from operations. Based on our current operating plan, we expect that our operating cash flows and existing cash and cash equivalents will enable us to fund our operating expenses and planned long-term investments for at least the next 12 months after the date that the financial statements included in this report are issued. We have also financed our operations and investments with proceeds from debt primarily incurred through various banks by both our subsidiaries and the Parent Company of $923.6 million as of March 31, 2025. We paid down $97.1 million of the debt in the first quarter of 2025 using existing cash. The majority of those debt obligations, or approximately $670.5 million, owed by BeiGene, Ltd. mature within the next 12 months. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations on a consolidated basis.
On December 15, 2021, we completed our initial public offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”). As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors. As of March 31, 2025, the Company had cash remaining related to the STAR Offering proceeds of $461.6 million.

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$2,638,747	$3,185,984
Net cash provided by (used in) operating activities	44,082	(308,572)
Net cash used in investing activities	(121,941)	(209,831)
Net cash (used in) provided by financing activities	(33,777)	162,293
Net effect of foreign exchange rate changes	3,480	(22,438)
Net decrease in cash, cash equivalents, and restricted cash	(108,156)	(378,548)
Cash, cash equivalents and restricted cash at end of period	$2,530,591	$2,807,436
Operating Activities
Cash provided by operating activities improved $352.7 million in the three months ended March 31, 2025, versus the prior year period due to our significantly improved revenue and $325.6 million of increase in gross margin in the current year period, offset by continued funding of our development pipeline and commercial operations, increasing working capital to support our global expansion and the timing of compensation-related payments.
Investing Activities
Investing activities used $121.9 million of cash in the three months ended March 31, 2025, compared to $209.8 million in the prior year period due primarily to a decrease in capital expenditures, partially offset by an increase in acquired in-process research and development.
Financing Activities
Financing activities used $33.8 million of cash in the three months ended March 31, 2025, compared to $162.3 million of cash provided in the prior year period due primarily to a net reduction in short-term debt borrowings in the current year period, partially offset by higher proceeds from option exercises and employee share purchase plan.
Our borrowing and repayment cycle is dictated by the short-term maturities of our debt and the ability to increase our borrowings, if necessary, is dependent on interest rates, credit spreads, bank lending capacity and other factors. We expect to repay approximately $763.5 million of loans in the next 12 months and expect to be able to re-finance those on a consistent basis with our historical experience, with the cost of those borrowings depending on prevailing interest rates and credit spreads.
Effects of Exchange Rates on Cash
As noted above, we hold RMB denominated cash in our Parent Company (largely arising from the STAR Offering) and incur foreign currency gains or losses when remeasuring such cash to the U.S. dollar. In the three months ended March 31, 2025, we incurred realized gains on cash of $3.2 million that is included in the reconciling items between net income and net cash provided by operating activities on the consolidated statements of cash flows primarily related to the remeasurement of RMB denominated cash to USD. The RMB denominated cash in our Parent Company, however, is required to be used to fund RMB denominated expenditures and thus foreign currency gains or losses on such cash does not affect our ability to fund those expenditures.
We also have substantial operations in China and Europe, where the functional currency is the RMB and Euro, and as such the net cash flows are translated to the U.S. dollar for financial reporting. This process generates translation gains and losses primarily on RMB-denominated cash held in China and Euro-denominted cash held in Europe that are included in the effects of foreign exchange rate changes on the consolidated statements of cash flows, as such translation gains and losses are excluded from cash flows from operating, investing and financing activities.
Future Liquidity and Material Cash Requirements
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with cash on hand.

Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of March 31, 2025:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$81,771	$16,022	$65,749
Purchase commitments	152,905	130,523	22,382
Debt obligations	923,627	763,470	160,157
Interest on debt	46,952	33,734	13,218
Co-development funding commitment	295,113	225,196	69,917
Funding commitment	5,904	1,463	4,441
Capital commitments	56,293	56,293	—
Total	$1,562,565	$1,226,701	$335,864
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
Purchase Commitments
As of March 31, 2025, non-cancellable purchase commitments amounted to $152.9 million, of which $31.0 million related to minimum purchase requirements for supply purchased from contract manufacturers and $121.9 million related to binding purchase obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months are $763.5 million. Total long-term debt obligations are $160.2 million. We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. However, our debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact our ability to refinance debt obligations if an event of default occurs. As of March 31, 2025, we were in compliance with all covenants of our material debt agreements. See above regarding Liquidity and Capital Resources and Note 10 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of March 31, 2025, our remaining co-development funding commitment was $295.1 million.
Funding Commitment
Funding commitment represents our committed capital related to two equity method investments. As of March 31, 2025, our remaining capital commitment was $5.9 million and is expected to be paid from time to time over the investment period.

Capital Commitments
We had capital commitments amounting to $56.3 million for the acquisition of property, plant and equipment as of March 31, 2025, related to various facilities across the globe, including the manufacturing and clinical R&D campus in Hopewell, New Jersey.
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
There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2025, as compared to those described in the section titled “Part I—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
For new accounting policies adopted during the three months ended March 31, 2025, see “Part I—Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $624.9 million of outstanding floating rate debt as of March 31, 2025. A 100-basis point increase in interest rates as of March 31, 2025 would increase our annual pre-tax interest expense by approximately $6.2 million.
Foreign Currency Exchange Rate Risk
China Exchange Rate Regime
RMB is not freely convertible into foreign currencies for capital account transactions. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 0.6% in the three months ended March 31, 2025 and depreciated approximately 2.8% in the year ended December 31, 2024, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

Transactional Risk
We are exposed to foreign exchange risk arising from various currency exposures when we enter into transactions denominated in foreign currencies. Our reporting currency is the U.S. dollar, and our most significant functional currencies are the U.S. dollar and the RMB. A portion of our operating transactions and monetary assets and liabilities are in currencies other than the U.S. dollar and RMB, primarily the U.S. dollar against the RMB, Euro, and Australian dollar. During the three months ended March 31, 2025 and 2024, we recognized $3.2 million of foreign exchange gains and $5.8 million of foreign exchange losses, respectively, resulting from changes in the value of the U.S. Dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. dollar functional currency entities, including the Parent Company. As of March 31, 2025, the Parent Company held RMB-denominated deposits of $163.1 million. A hypothetical 10% appreciation in the U.S. dollar exchange rate compared with the RMB as of March 31, 2025 would have resulted in an increase in foreign exchange loss of approximately $14.8 million.
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

Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended March 31, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2025, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims of a nature considered ordinary course in our business, including the intellectual property litigation described herein. Most of the issues raised by such claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these legal proceedings, see “Part II—Item 1A—Risk Factors” of this Quarterly Report, including the discussion under the headings entitled “Risks Related to Our Intellectual Property.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
On October 12, 2023, the Court entered a joint stipulation filed by the parties to stay the infringement suit pending resolution of a petition for post-grant review (“PGR”) of the ‘803 Patent with the U.S. Patent and Trademark Office (“USPTO”) that was later filed by BeiGene on November 1, 2023. On April 29, 2025, the USPTO issued a Final Written Decision that invalidated all claims of the ‘803 patent challenged by BeiGene.
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
Item 1A. Risk Factors
The following section includes material factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our financial statements and the related notes and “Part I-Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs, ordinary shares, or RMB Shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our ADSs, ordinary shares, and RMB Shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Please refer to the explanation of the qualifications and limitation on forward-looking statements set forth on page 1 hereof.
The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).

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
•Our medicines and any future approved drug candidates will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines and drug candidates.
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
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available from government health administration authorities, private health insurers and other organizations. In the U.S. and other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our medicines will depend substantially on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third-party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. For additional information, please see the section of our Annual Report titled “Part I—Item 1—Business—Government Regulation—Pharmaceutical Coverage, Pricing, and Reimbursement.”

In the U.S., no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our medicines on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Coverage may be more limited than the purposes for which the medicine is approved by the U.S. Food and Drug Administration (“FDA”) or comparable regulatory authorities in other countries. Even if we obtain coverage for a given medicine, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our medicines. Because some of our medicines and drug candidates have a higher cost of goods than conventional therapies and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
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
•unexpected changes in tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries, trade barriers and regulatory requirements, including the loss of normal trade status between China and the U.S. or actions taken by U.S. or China governmental authorities on companies with significant operations in the U.S. and China, such as us, and protectionist or retaliatory measures taken by the U.S. or China;
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
For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China to 145%. In response, China announced an increase in tariffs on U.S. imports to 125%. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Furthermore, increased tariffs may make certain products no longer commercially viable. These and other risks, including the risks described in “Risks Related to Our Doing Business in the PRC”, may materially adversely affect our ability to attain or sustain revenue in international markets.

Furthermore, on April 1, 2025, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) initiated an investigation into whether imports of pharmaceutical products present a risk to the national security of the U.S. This investigation could result in BIS recommending additional tariffs on imports of pharmaceutical products into the U.S. The scope or scale of any resulting tariffs could adversely impact our business.
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
Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines and/or exclusion or suspension from federal and state healthcare programs, such as Medicare and Medicaid, and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal FCA as well as under the false claims laws of several states. Neither the U.S. government nor the U.S. courts have provided definitive guidance on the applicability of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, individual imprisonment, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Furthermore, if any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may adversely affect our business.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule (“FSS”) pricing program, and the Tricare Retail Pharmacy program, which require us to disclose average manufacturer pricing, and, in the future, may require us to report the average sales price for certain of our drugs to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. For example, in the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements increase our costs and could result in an overage or underage in our rebate liability for past quarters. Price recalculations may also affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.
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
*The approval processes of regulatory authorities in the U.S., China, Europe and other comparable regulatory authorities are lengthy, time consuming, costly, and inherently unpredictable. If we experience delays or are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
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
We are currently conducting and may in the future conduct clinical trials for our drug candidates outside the U.S., including in China. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an on-site inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in drug candidates that we may develop not receiving approval for commercialization in the applicable jurisdictions.
Our medicines and any future approved drug candidates will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines and drug candidates.
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
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the accelerated approval of BRUKINSA in the U.S. and China and certain approvals of tislelizumab, PARTRUVIX, XGEVA®, BLINCYTO®, KYPROLIS® and QARZIBA® in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. If we fail to conduct such studies in a timely manner or such studies fail to verify clinical benefit, such approval may be withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval. For example, the FDA generally requires that all advertising and promotional materials be submitted to the FDA for review prior to dissemination or publication for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.
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
We plan to develop certain of our medicines and drug candidates for use as a combination therapy. If a regulatory authority revokes its approval of the other therapeutic that we use in combination with our medicines or drug candidates, we will not be able to market our medicines or drug candidates in combination with such revoked therapeutic. If safety or efficacy issues arise with these or other therapeutics that we seek to combine with our medicines and drug candidates in the future, we may experience significant regulatory delays, and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any component of our combination medicines or drug candidates, we may not be able to complete clinical development of our drug candidates on our current timeline or at all, or we may experience disruptions in the commercialization of our approved medicines. For example, we have in-licensed drug candidates from third parties to conduct clinical trials in combination with our drug candidates. We may rely on those third parties to manufacture the in-licensed drug candidates and may not have control over their manufacturing process. If these third parties encounter any manufacturing difficulties, disruptions or delays and are not able to supply sufficient quantities of drug candidates, our drug combination study program may be delayed. For additional information, please see the section of our Annual Report titled “Risks Related to Our Reliance on Third Parties—We rely on third parties to manufacture some of our commercial and clinical drug supplies. Our business could be harmed if those third parties fail to comply with manufacturing regulations, provide us with insufficient quantities of product or provide product at unacceptable quality levels or prices.”

*Recently enacted and future legislation and regulations may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our medicines and drug candidates and affect the prices we may obtain.
In the U.S., China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. For example, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our medicines and drug candidates. For additional information, please see the section of our Annual Report titled “Part I – Item 1 – Business – Government Regulation – Healthcare Reform.”
Furthermore, the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act), requires sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, other than periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $8.6 billion and $8.6 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $0.1 billion, $1.2 billion and $1.5 billion of net cash during the years ended December 31, 2024, 2023 and 2022, respectively. Our operating activities provided approximately $44 million of net cash during the three months ended March 31, 2025 and used approximately $309 million of net cash during the three months ended March 31, 2024, respectively. We recorded negative net cash flows from operating activities in 2024, 2023 and 2022 primarily due to our net losses of $0.6 billion, $0.9 billion and $2.0 billion, respectively. We cannot assure you that we will be able to continue to generate positive cash flows from operating activities in the future.
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
We may seek additional funding through a combination of equity offerings, debt financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a holder of our shares. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our shares to decline. In the event that we enter into collaborations or licensing arrangements in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or drug candidates that we otherwise would seek to develop or commercialize ourselves or possibly reserve for future potential arrangements when we might be able to achieve more favorable terms.
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
As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2025, we had approximately $756.3 million invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had no short-term investments, cash and cash equivalents of $2.5 billion and restricted cash of $14.2 million as of March 31, 2025, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of March 31, 2025, we held no short-term investments. To the extent we invest in U.S. Treasury securities as short-term investments in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
Failure to meet responsible business and sustainability expectations or standards or achieve our corporate strategy goals could adversely affect our business, results of operations, financial condition or stock price.
There has been focus from global regulators and stakeholders on responsible business and sustainability matters, including greenhouse gas emissions and climate-related risks; human capital management; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. As part of our long-term strategy and in-line with safeguarding sustainable value growth, we actively manage these issues. We have identified key strategic priorities and set goals that reflect our current plans and aspirations and cannot guarantee that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues and goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging sustainability laws and reporting requirements and the related costs to comply with the emerging regulations. Our failure, or perceived failure, to achieve our sustainability goals or comply with sustainability-related regulations could expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on these sustainability issues.

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
However, filing, prosecuting and maintaining patents/patent applications in all countries worldwide could be prohibitively expensive. As the patent laws of different countries vary, our patent applications may not be granted in all countries and the issued patents may vary in scope and enforceability. In addition, different countries may provide varying regulatory exclusivities to pharmaceutical drugs, and some countries provide no regulatory exclusivities. Consequently, we may not have the same patent protection or exclusivities to our medicines or drug candidates in all countries worldwide. Further, given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our patents and patent applications may not provide us with sufficient length of exclusivities to our medicines or drug candidates. The issued patents and pending patent applications, if issued, for our medicines and drug candidates are expected to expire on various dates as described in “Part I—Item 1—Business—Intellectual Property” of our Annual Report. Upon expiration, we may no longer have exclusivities on the corresponding medicines or drug candidates.
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
Furthermore, many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and in some cases non-competition agreements in connection with their previous employment. Our employees may also have access to trade secrets of our collaboration partners. Although we try our best to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have misappropriated trade secrets or other proprietary information, of any such employees’ former employers. For example, in September 2024, AbbVie filed a lawsuit alleging misappropriation of certain trade secrets concerning our Bruton’s tyrosine kinase degrader program, including lead compound BGB-16673. Defending against such claims, regardless of their merit, could result in substantial costs and be a distraction to management. If we fail in defending any such claims, we may need to pay monetary damages and lose valuable intellectual property rights and suffer reputational harm.

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
Our reliance on a limited number of third-party manufacturers exposes us to the following risks:
•we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and regulatory authorities must evaluate and/or approve any manufacturers as part of their regulatory oversight of our medicines and drug candidates;
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
We rely on third-party distributors to distribute our approved medicines. For example, we rely on sole third-party distributors to distribute some of our in-licensed approved medicines in China and multiple third-party distributors for the distribution of our internally approved developed medicines. We also expect to rely on third-party distributors to distribute our other internally developed and in-licensed medicines, if approved. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our medicines. However, we have relatively limited control over our distributors, who may fail to distribute our medicines in the manner we contemplate. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our medicines to hospitals, medical institutions and sub-distributors, they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our medicines is interrupted, our sales volumes and business prospects could be adversely affected.

If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China, and the global development and commercialization in China of a portfolio of Amgen’s clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. In connection with our ongoing assessment of the collaboration agreement cost-share contributions, we determined that our further investment in the development of LUMAKRAS® (sotorasib) (“AMG 510”), a first-in-class KRAS G12C inhibitor, was no longer commercially viable for BeiGene. As a result, in February 2023, we entered into an amendment to the collaboration agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the termination of AMG 510 from the Amgen Collaboration Agreement. Additionally, for the period between 2020 and 2022, we were advised by Amgen that its applications to the Human Genetic Resources Administration of China (“HGRAC”) to obtain approval to conduct clinical studies in China for the pipeline assets were delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. We do not expect the previous HGRAC delay to affect the conduct of the clinical trials in China for our drug candidates. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
At the beginning of 2024, we had approximately 10,500 employees, and we ended the year with over 11,000 employees, an increase of approximately 5%. As of the date of this Quarterly Report, we had over 11,000 employees. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the U.S., China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating additional employees; managing the growth in our research, clinical operations, commercial, and supporting functions; and improving our operational, financial and management controls, reporting systems and procedures. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided share options, restricted share units and restricted shares that vest over time or are based on performance conditions. The value to employees of these equity grants that may be significantly affected by movements in our share price that are beyond our control and may be insufficient to counteract more lucrative offers from other companies.
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
A growing number of laws and regulations are being adopted which focus on enforcement efforts surrounding artificial intelligence and the use of such technologies in compliance with ethical standards and societal expectations. For example, the EU’s Artificial Intelligence Act imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages ethical principles in the development and use of these systems. Likewise, in the U.S., several states passed laws to regulate various uses of artificial intelligence. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of artificial intelligence in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. We currently use systems that incorporate artificial intelligence, and if we develop or continue to use artificial intelligence systems governed by these laws or regulations, we will need to apply significant resources to design, develop, test and maintain such systems in accordance with applicable law and regulation, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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
*Our failure to comply with privacy and data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
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
The legal and regulatory landscape around data privacy is rapidly changing with countries, states and other localities passing new laws and regulations every year. For example, the U.S. Department of Justice issued regulations implementing Executive Order (“EO”) 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” which became effective in April 2025 and prohibit certain transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong and Macau), Cuba, Iran, North Korea, Russia, and Venezuela. For example, the regulations prohibit transactions involving human genomic data and biospecimens of more than 100 U.S. individuals, except where necessary for specified exempt activities, such as for regulatory approvals, clinical investigations in support of FDA applications, and post-marketing surveillance. Tracking and complying with these laws and regulations requires significant time and expenses and could materially affect our business. By way of example and without limitation, these laws may require updating of contracts, informed consent forms, clinical trial protocols and privacy notices; changes to company procedures and corporate structures; limiting what personal information we collect, who has access to it and how/where we use it; performing internal assessments; changes to the security and hosting solution of our systems; changes to vendors and other third parties that we work with; specific reporting and remediation efforts in the event of a data breach; and even opening our business up for external assessments by government bodies.

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
The Cyber Security Law requires companies to take certain measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt an MLPS, under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities’ operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong, from the lowest Level 1 to the highest Level 5, pursuant to a series of national standards on the grading and implementation of the classified protection of cybersecurity. The grading result will determine the set of security protection obligations that entities must comply with and when relevant government authority examination and approval is required.
Under the Cyber Security Law and Data Security Law, we are required to establish and maintain a comprehensive data and network security management system that will enable us to monitor and respond appropriately to data security and network security risks. We are obligated to notify affected individuals and appropriate Chinese regulators of, and respond to, any data security and network security incidents. Chinese authorities have issued guidance, regulations, and amendments that continue to evolve the required standard of security and potential liabilities for violations. For example, the Network Data Security Management Regulations issued in September 2024 impose detailed and prescriptive requirements for protecting network security. Establishing and maintaining such systems takes substantial time, effort and cost, and we may not be able to establish and maintain such systems as fully as needed to ensure compliance with our legal obligations. Despite our investment, such systems may not adequately protect us or enable us to appropriately respond to or mitigate all data security and network security risks or incidents we may face.

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
Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with the Cyber Security Law, the Data Security Law and the PIPL could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulation, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the actions taken by the Chinese government could materially adversely affect our ability, on favorable terms, to raise capital in the U.S. and other markets in the future.
If we or parties on whom we rely fail to maintain the necessary licenses for the development, manufacture, sale and distribution of our products, our ability to conduct our business could be materially impaired.
We are required to obtain, maintain and renew various permits, licenses and certificates to develop, manufacture, promote and sell our products. Third parties, such as distributors, third-party promoters and third-party manufacturers, on whom we may rely to develop, manufacture, promote, sell and distribute our products may be subject to similar requirements. We and third parties on whom we rely may be also subject to regular inspections, examinations, inquiries or audits by the regulatory authorities, and an adverse outcome of such inspections, examinations, inquiries or audits may result in the loss or non-renewal of the relevant permits, licenses and certificates. Moreover, the criteria used in reviewing applications for, or renewals of, permits, licenses and certificates may change from time to time, and there can be no assurance that we or the parties on whom we rely will be able to meet new criteria that may be imposed to obtain or renew the necessary permits, licenses and certificates. Many of such permits, licenses and certificates are material to the operation of our business, and if we or parties on whom we rely fail to maintain or renew material permits, licenses and certificates, our ability to conduct our business could be materially impaired. Furthermore, if the interpretation or implementation of existing laws and regulations change, or new regulations come into effect, requiring us or parties on whom we rely to obtain any additional permits, licenses or certificates that were previously not required to operate our business, there can be no assurance that we or parties on whom we rely will successfully obtain such permits, licenses or certificates.

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
We also rely in part on third-party manufacturers to produce and process our medicines and drug candidates. Our ability to obtain supplies of our medicines and drug candidates could be disrupted if the operations of these suppliers are affected by man-made or natural disasters, public health crises or other business interruptions which could cause us to delay or cease development or commercialization of some or all of our medicines and drug candidates. In addition, we partially rely on our third-party research institution collaborators for conducting research and development of our drug candidates, and they may be affected by such business interruptions, government shutdowns or withdrawn funding. For example, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.
Furthermore, the COVID-19 pandemic negatively impacted our business and our financial performance, and future global pandemics or other public health crises could have similar negative impacts, including delays or other disruptions to required regulatory inspections of our development activities, regulatory filings, manufacturing operations, or clinical trial recruitment and progress. Additionally, the commercial or clinical supply of our medicines and drug candidates could be negatively impacted due to reduced operations or a shutdown of our or our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials and drug product. Additionally, as seen in connection with the COVID-19 pandemic, public health crises may result in significant governmental measures being implemented to control the spread of a virus, including quarantines, travel restrictions, social distancing and business shutdowns. These measures may negatively affect our business by inducing absenteeism or employee turnover, disrupting our operations, increasing the risk of a cybersecurity incident, or other business disruptions outside of our control.

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
The physical impacts of climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Furthermore, related environmental regulation as a response to climate change could result in additional costs in the form of taxes and investments of capital to maintain compliant with such laws. We bear losses incurred as a result of, for example, physical damage to or destruction of our facilities, loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change, which could materially adversely affect our business operations, financial position or results of operation.
Product liability claims or lawsuits could cause us to incur substantial liabilities.
We face an inherent risk of product liability as a result of the commercialization of our medicines in the U.S., China, Europe and other markets, and for the clinical testing and any future commercialization of our drug candidates globally. For example, we may be sued if our medicines or drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the medicine, negligence, strict liability or a breach of warranties. Claims could also be asserted under applicable consumer protection acts. If we cannot successfully defend ourselves against, or obtain indemnification from our collaborators for, product liability claims, we may incur substantial liabilities or be required to limit commercialization of our medicines and drug candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: decreased demand for our medicines; injury to our reputation; withdrawal of clinical trial participants and inability to continue clinical trials; initiation of investigations by regulators; costs to defend the related litigation; a diversion of our management’s time and resources; substantial monetary awards to trial participants or patients; product recalls, withdrawals or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any medicine or drug candidate; and a decline in our share price.
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
Our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the U.S.; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the U.S. under the jurisdiction of CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health crises on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. In addition, in 2017 the United Kingdom Financial Conduct Authority (“UKFCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it would no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator. Following June 30, 2023, the UKFCA ceased to publish one month, three month and six month USD LIBOR settings. In the U.S., the Alternative Reference Rate Committee (“ARRC”), a steering committee assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference rates to replace LIBOR. The AARC selected, and the Federal Reserve Bank of New York recommended, the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury market. LIBOR and SOFR have significant differences: LIBOR is an unsecured lending rate and SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR is a forward-looking rate that reflected term rates at different maturities. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and as such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
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
Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the U.S. or other governments. There is significant uncertainty about the future relationship between the U.S. and China with respect to trade policies, data sharing, treaties, government regulations and tariffs. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, regulation of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government regulation over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past, the Chinese government implemented certain measures, including interest rate increases, to manage the pace of economic growth and prevent the economy from overheating. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.
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
In February 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which became effective as of March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. The interpretation and implementation of the Revised Confidentiality Provisions may continue to evolve.
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

It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. According to Article 177 of the PRC Securities Law, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory, which may increase the difficulties you face in protecting your interests. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a mutual and practical cooperation mechanism. For risks associated with investing in us as a Cayman Islands company, see the risk factor titled “Because we are a Cayman Islands company, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.”
Any administrative and court proceedings in the jurisdictions in which we operate, including China, may be protracted, resulting in substantial costs and diversion of resources and management attention. Since administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection. These uncertainties may impede our ability to enforce the contracts we have entered and could materially and adversely affect our business, financial condition and results of operations.
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
We are a holding company incorporated in the Cayman Islands, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2025 and December 31, 2024, these restricted assets totaled $1.8 billion and $1.7 billion, respectively.
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
Pursuant to an arrangement between mainland China and the Hong Kong Special Administrative Region (the “Hong Kong Tax Treaty”) and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from PRC entities provided that the recipient holds at least 25% shares of the PRC entities and can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The China government has adopted multiple regulations which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” We own the PRC subsidiaries through BeiGene (Hong Kong) Co., Limited (“BeiGene HK”), a company incorporated under the laws of Hong Kong on November 22, 2010 and a wholly-owned subsidiary of the Company. BeiGene HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.

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
The characteristics of capital markets in the U.S., Hong Kong and Shanghai are different, which may cause volatility in the market price of our ordinary shares, ADSs, and RMB Shares.
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
As of May 2, 2025, 1,403,311,086 ordinary shares, par value $0.0001 per share, were outstanding, of which 740,541,607 ordinary shares were held in the form of 56,964,739 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 45% of our outstanding ordinary shares as of May 2, 2025. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
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
Risks Related to Our Continuation to Switzerland
*Your rights as a shareholder will change as a result of the Continuation.
As announced in August 2024, and approved by shareholders on April 28, 2025, we are changing our jurisdiction of incorporation from the Cayman Islands to Switzerland through a transaction known as a continuation under Section 206 of the Companies Act (as amended) of the Cayman Islands and Article 161 of the Swiss Federal Code on Private International Law (such transaction, the “Continuation”). Because of differences in Swiss law and Cayman law and certain changes that will be made to our governing documents in connection with the Continuation, your rights as a shareholder will change if the Continuation is completed. For a description of these differences, see “Proposal No. 1: Approval of the Continuation — Comparison of Shareholder Rights” in the proxy statement/prospectus filed with the SEC on March 10, 2025.
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
*The Continuation will result in additional direct and indirect costs whether or not completed.
The Continuation will result in additional direct costs. Following the Continuation, we may hold a large portion of meetings of our board of directors and management strategy meetings as well as our annual general meetings in Basel. We also plan to continue expanding our physical presence in Switzerland. With that, we will further strengthen our presence in Switzerland. We will incur additional costs and expenses, primarily Swiss tax and professional fees, to comply with Swiss corporate and tax laws. In addition, we will incur attorneys’ fees, accountants’ fees, filing fees, mailing expenses and financial printing expenses in connection with the Continuation, whether or not it is approved. The Continuation may also result in certain indirect costs by diverting attention of our management and employees from our business with resulting increased administrative costs and expenses.
*If you fail to make a required tax filing, the Continuation could result in adverse tax consequences for you.
Depending on your circumstances, you may be required to make a filing with the U.S. Internal Revenue Service or your respective tax authority, as a result of the change of our place of incorporation. Failure to make this filing on a timely basis could result in your owing taxes because of the change, even though you will not have realized any income or liquidity as a result of the change. For a more detailed description of the tax consequences associated with this transaction, please read “Proposal No. 1: Approval of the Continuation — Material Tax Considerations — United States Tax Considerations” in the proxy statement/prospectus filed with the SEC on March 10, 2025.

*You may be subject to Swiss withholding taxes on the payment of dividends.
Under current Swiss law, distributions made out of capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. We currently expect to have qualifying capital contribution reserves in the amount of approximately US$11-12 billion available for distribution not subject to Swiss withholding tax as of the effective date of the Continuation. However, there can be no assurances that the Swiss withholding rules will not be changed in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration. Further, over the long term, the amount of qualifying contribution reserves available may be limited. If we are unable to make a distribution out of qualifying capital contribution reserves, then any dividends paid will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. Currently, dividends, if any, paid on our shares are not subject to withholding tax in the Cayman Islands. A U.S. holder that qualifies for benefits under the Convention between the U.S. and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (the “U.S.-Swiss Treaty”), may apply for a refund of the tax withheld in excess of the 15% treaty rate (or for a full refund in case of qualified pension funds). A China Holder that qualifies for benefits under the Agreement between the Government of the People’s Republic of China and the Swiss Federal Council for the Avoidance of Double Taxation with Respect to Taxes on Income and on Capital (“PRC-Swiss Treaty”) may apply for a refund of the tax withheld in excess of the 10% or 5% treaty rate (as applicable). A Hong Kong shareholder that qualifies for benefits under the Agreement between the Government of the Hong Kong Special Administrative Region of the People’s Republic of China and the Swiss Federal Council for the Avoidance of Double Taxation with respect to Taxes on Income (“Hong Kong-Swiss Treaty”) may apply for a refund of the tax withheld in excess of the 10% treaty rate (or a full refund in case of specific qualified persons, including, a pension fund, or a corporate shareholder that directly holds at least 10% our capital). Subject to applicable laws and regulations, this may also apply to other shareholders that are entitled to a dividend withholding tax rate lower than the Swiss withholding tax rate under the tax treaties between the shareholders’ own tax residency jurisdictions and Switzerland. Switzerland currently has concluded more than 100 tax treaties with the same treatment regarding the refund of Swiss withholding taxes.
Under current Swiss law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax, irrespective of the tax residency of the shareholder. The repurchase of shares for purposes other than capital reduction, such as to retain as treasury shares for use in connection with equity incentive plans, convertible debt, similar instruments or acquisitions, will not be subject to the 35% Swiss withholding tax, irrespective of the tax residency of the shareholder. Any portion of the repurchase price attributable to par value or qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration will not be subject to the 35% Swiss withholding tax. See “Proposal No. 1: Approval of the Continuation — Material Tax Considerations — Taxation of Shareholders Subsequent to the Continuation — Swiss Taxation” in the proxy statement/prospectus filed with the SEC on March 10, 2025.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John V. Oyler (Co-Founder, Chief Executive Officer, and Chairman of the Board of Directors)	Adoption (March 12, 2025)	Rule 10b5-1 trading arrangement	Sale	July 8, 2026
Includes:
(i)up to 100,000 ADSs to be sold by Mr. Oyler;
(ii)up to such number of ADSs equal to the sum of (a) 43,538 ADSs underlying the vested Restricted Stock Units (“RSUs”) and (b) such net number of ADSs to be received upon future vesting of unvested RSU after sell-to-cover for withholding tax, to be sold by Mr. Oyler; and
(iii)an additional number of ADSs to be sold by the Pan-Oyler Foundation in an amount as reasonably estimated to be sufficient to generate $800,000 in net proceeds, with the total number of ADSs to be determined based on the market price and related transaction costs.

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

BEIGENE, LTD.

Date: May 7, 2025	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Aaron Rosenberg
Aaron Rosenberg
Chief Financial Officer
(Principal Financial Officer)