Form 10-Q
period 2025-06-30
BeOne Medicines Ltd.
filed 2025-08-06
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37686
BEONE MEDICINES LTD.
(Exact name of registrant as specified in its charter)

Switzerland	98-1209416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o BeOne Medicines I GmbH
Aeschengraben 27
Basel, Switzerland	4051
(Address of principal executive offices)	(Zip Code)
+41 61 685 19 00
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 13 Ordinary Shares, par value $0.0001 per share	ONC	The Nasdaq Global Select Market
Ordinary Shares, par value $0.0001 per share*	06160	The Stock Exchange of Hong Kong Limited
*Included in connection with the registration of the American Depositary Shares with the Securities and Exchange Commission. The ordinary shares are not listed for trading in the United States but are listed for trading on The Stock Exchange of Hong Kong Limited.
As of August 1, 2025, 1,430,372,987 ordinary shares, par value $0.0001 per share, were outstanding, of which 709,335,614 ordinary shares were held in the form of 54,564,278 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares which are ordinary shares issued to permitted investors in China and listed on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi.
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

BeOne Medicines Ltd.
Quarterly Report on Form 10-Q
From time to time, we may use our website, our X (formerly known as Twitter) account at x.com/BeOneMedicines, our LinkedIn account at linkedin.com/company/BeOneMedicines, our Facebook account at facebook.com/BeOneMedicines, and our Instagram account at instagram.com/BeOneMedicines to disclose material information and to comply with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.beonemedicines.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our X (formerly known as Twitter) posts, our LinkedIn posts and our Instagram posts are not incorporated into, and does not form a part of, this Quarterly Report.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2025	2024	2025	2024
		$	$	$	$
Revenues
Product revenue, net	11	1,302,076	921,146	2,410,606	1,668,064
Collaboration revenue	3	13,224	8,020	21,973	12,754
Total revenues		1,315,300	929,166	2,432,579	1,680,818
Cost of sales - product		164,606	138,132	329,608	263,067
Gross profit		1,150,694	791,034	2,102,971	1,417,751
Operating expenses
Research and development		524,896	454,466	1,006,783	915,104
Selling, general and administrative		537,913	443,729	997,201	871,156
Total operating expenses		1,062,809	898,195	2,003,984	1,786,260
Income (loss) from operations		87,885	(107,161)	98,987	(368,509)
Interest income, net		3,497	13,225	9,345	29,385
Other income (expense), net		8,167	(11,984)	12,117	(10,222)
Income (loss) before income taxes		99,549	(105,920)	120,449	(349,346)
Income tax expense	8	5,229	14,485	24,859	22,209
Net income (loss)		94,320	(120,405)	95,590	(371,555)

Earnings (loss) per share
Basic	12	0.07	(0.09)	0.07	(0.27)
Diluted	12	0.06	(0.09)	0.07	(0.27)
Weighted-average shares outstanding—basic		1,408,166,754	1,361,082,567	1,399,159,898	1,358,315,145
Weighted-average shares outstanding—diluted		1,463,277,401	1,361,082,567	1,454,296,475	1,358,315,145

Earnings (loss) per American Depositary Share (“ADS”)
Basic	12	0.87	(1.15)	0.89	(3.56)
Diluted	12	0.84	(1.15)	0.85	(3.56)
Weighted-average ADSs outstanding—basic		108,320,520	104,698,659	107,627,684	104,485,780
Weighted-average ADSs outstanding—diluted		112,559,800	104,698,659	111,868,960	104,485,780
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
Net income (loss)	94,320	(120,405)	95,590	(371,555)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	28,547	(9,236)	34,988	(41,399)
Other adjustments	76	406	302	371
Comprehensive income (loss)	122,943	(129,235)	130,880	(412,583)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2025	2024
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		2,756,056	2,627,410
Accounts receivable, net		770,776	676,278
Inventories, net	5	502,867	494,986
Prepaid expenses and other current assets	9	280,522	192,919
Total current assets		4,310,221	3,991,593
Property, plant and equipment, net	6	1,615,792	1,578,423
Operating lease right-of-use assets		145,769	139,309
Intangible assets, net	7	64,890	51,095
Other non-current assets	9	161,722	160,490
Total non-current assets		1,988,173	1,929,317
Total assets		6,298,394	5,920,910
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		360,783	404,997
Accrued expenses and other payables	9	908,882	803,713
Tax payable	8	5,536	25,930
Operating lease liabilities, current portion		17,250	17,576
Research and development cost share liability, current portion	3	108,992	111,154
Short-term debt	10	808,394	851,529
Total current liabilities		2,209,837	2,214,899
Non-current liabilities:
Long-term debt	10	146,091	166,484
Operating lease liabilities, non-current portion		53,940	44,277
Deferred tax liabilities	8	44,093	42,007
Research and development cost share liability, non-current portion	3	10,879	54,286
Other long-term liabilities	9	63,079	66,735
Total non-current liabilities		318,082	373,789
Total liabilities		2,527,919	2,588,688
Commitments and contingencies	16
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 1,540,975,898 and 1,387,367,704 shares issued and 1,428,203,304 and 1,387,367,704 shares outstanding as of June 30, 2025 and December 31, 2024, respectively		143	138
Additional paid-in capital		12,395,276	12,087,908
Accumulated other comprehensive loss	14	(113,698)	(148,988)
Accumulated deficit		(8,511,246)	(8,606,836)
Total shareholders’ equity		3,770,475	3,332,222
Total liabilities and shareholders’ equity		6,298,394	5,920,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Six Months Ended June 30,
	Note	2025	2024
		$	$
Operating activities:
Net income (loss)		95,590	(371,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense		68,418	50,224
Share-based compensation expenses	13	246,287	219,304
Acquired in-process research and development		500	—
Gain on deconsolidation of a subsidiary		—	(3,735)
Amortization of research and development cost share liability	3	(45,569)	(35,039)
Other items, net		15,128	5,413
Changes in operating assets and liabilities:
Accounts receivable		(73,369)	(173,896)
Inventories		6,174	(35,949)
Other assets		(45,316)	(32,233)
Accounts payable		(35,852)	2,192
Accrued expenses and other payables		75,625	(28,256)
Other liabilities		64	(630)
Net cash provided by (used in) operating activities		307,680	(404,160)
Investing activities:
Purchases of property, plant and equipment		(100,233)	(266,528)
Purchase of intangible asset		(20,000)	(4,674)
Proceeds from sale or maturity of investments		1,800	2,655
Purchase of in-process research and development		(60,000)	(31,800)
Other investing activities		(10,113)	(20,516)
Net cash used in investing activities		(188,546)	(320,863)
Financing activities:
Proceeds from long-term loan	10	—	9,053
Repayment of long-term loan	10	(16,799)	(14,020)
Proceeds from short-term loans	10	221,521	324,412
Repayment of short-term loans	10	(275,782)	(157,490)
Payments of withholding taxes from share-based awards		(24,195)	—
Proceeds from option exercises and employee share purchase plan		96,503	20,355
Other financing activities		—	3,000
Net cash provided by financing activities		1,248	185,310
Effect of foreign exchange rate changes, net		26,957	(28,340)
Net increase (decrease) in cash, cash equivalents, and restricted cash		147,339	(568,053)
Cash, cash equivalents, and restricted cash at beginning of period		2,638,747	3,185,984
Cash, cash equivalents, and restricted cash at end of period		2,786,086	2,617,931
Supplemental cash flow information:
Cash and cash equivalents		2,756,056	2,592,655
Short-term restricted cash		15,802	23,155
Long-term restricted cash		14,228	2,121
Income taxes paid		77,033	45,636
Interest expense paid		24,018	24,148
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		57,923	115,564
ROU assets obtained in exchange for new operating lease liabilities		18,141	27,267
Increase in equity investment from deconsolidation of a subsidiary		—	40,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares Issued	Effect of Redomiciliation[1]	Total Outstanding Shares	Ordinary Shares Issued	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Shares			$	$	$	$	$
Balance at December 31, 2024	1,387,367,704	—	1,387,367,704	138	12,087,908	(148,988)	(8,606,836)	3,332,222
Issuance of shares reserved for share option exercises	402,532	—	402,532	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	15,511,587	—	15,511,587	2	63,874	—	—	63,876
Share-based compensation	—	—	—	—	95,478	—	—	95,478
Other comprehensive income	—	—	—	—	—	6,667	—	6,667
Net income	—	—	—	—	—	—	1,270	1,270
Balance at March 31, 2025	1,403,281,823	—	1,403,281,823	140	12,247,260	(142,321)	(8,605,566)	3,499,513
Issuance of shares reserved for share option exercises[1]	109,306,902	(112,772,594)	(3,465,692)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	28,387,173	—	28,387,173	3	32,730	—	—	32,733
Share-based compensation	—	—	—	—	150,809		—	150,809
Withholding taxes from share-based awards	—	—	—	—	(35,523)	—	—	(35,523)
Other comprehensive income	—	—	—	—	—	28,623	—	28,623
Net income	—	—	—	—	—	—	94,320	94,320
Balance at June 30, 2025	1,540,975,898	(112,772,594)	1,428,203,304	143	12,395,276	(113,698)	(8,511,246)	3,770,475

Balance at December 31, 2023	1,359,513,224	—	1,359,513,224	135	11,598,688	(99,446)	(7,962,050)	3,537,327
Use of shares reserved for share option exercises	(3,634,952)	—	(3,634,952)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	3,646,097	—	3,646,097	1	15,662	—	—	15,663
Share-based compensation	—	—	—	—	88,667	—	—	88,667
Deconsolidation of a subsidiary	—		—	—	2,052	—	—	2,052
Other comprehensive loss	—	—	—	—	—	(32,198)	—	(32,198)
Net loss	—	—	—	—	—	—	(251,150)	(251,150)
Balance at March 31, 2024	1,359,524,369	—	1,359,524,369	136	11,705,069	(131,644)	(8,213,200)	3,360,361
Issuance of shares reserved for share option exercises	2,418,936	—	2,418,936	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	17,158,596	—	17,158,596	1	4,491	—	—	4,492
Share-based compensation	—	—	—	—	130,637	—	—	130,637
Other comprehensive loss	—	—	—	—	—	(8,830)	—	(8,830)
Net loss	—	—	—	—	—	—	(120,405)	(120,405)
Balance at June 30, 2024	1,379,101,901	—	1,379,101,901	137	11,840,197	(140,474)	(8,333,605)	3,366,255
1.Upon effectiveness of the redomiciliation to Switzerland, ordinary shares (including in the form of ADS) held by the Company or one of its controlled subsidiaries immediately prior to the effective date of the redomiciliation became part of the Company’s issued but not outstanding share capital and are considered own ordinary shares of the Company, or “treasury shares,” under Swiss law. The Company expects to use these treasury shares in the future to satisfy obligations to deliver shares in connection with awards granted under the Company’s equity incentive plans and agreements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
(Unaudited)
1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies
Description of business
BeOne Medicines Ltd. (the “Company”, “BeOne”, “it”, “its”), formerly known as BeiGene, Ltd., is a global oncology company redomiciled in Switzerland during the second quarter of 2025, that is discovering and developing innovative treatments that are more affordable and accessible to cancer patients worldwide.
The redomiciliation to Switzerland did not change the accounting basis under U.S. generally accepted accounting principles (“GAAP”) of any of the Company’s consolidated assets, liabilities, equity, or any previous results of operations or cash flows.
In connection with the redomiciliation, ordinary shares held by the Company or one of its controlled subsidiaries immediately prior to the effective date of the redomiciliation will be part of the Company’s issued share capital and be considered own ordinary shares of the Company, or “treasury shares”, under Swiss law. See BeiGene, Ltd.’s final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(3) on March 10, 2025 for a full description of the changes related to the Company’s ordinary shares resulting from the redomiciliation to Switzerland.
Since its inception in 2010, the Company has become a fully integrated global organization with more than 11,000 employees worldwide.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with U.S. GAAP, including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate performance obligations and the standalone selling price of each performance obligation in the Company’s revenue arrangements, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, valuation of inventory, estimating the allowance for credit losses, determining defined benefit pension plan obligations, measurement of right-of-use assets and lease liabilities, and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from these estimates.
Recent accounting pronouncements
New accounting standards which have not yet been adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that at each interim and annual reporting period public entities disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
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
There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2025, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2025 and December 31, 2024:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of June 30, 2025	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	863,314	—	—
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	218	—	—
Convertible debt instrument	—	—	8,792
Total	863,532	—	8,792

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	950,704	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	618
Other non-current assets (Note 4):
Equity securities with readily determinable fair values	2,113	168	—
Convertible debt instrument	—	—	4,616
Total	952,817	168	5,234
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
The Company holds convertible notes issued by private biotech companies. The Company elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income (expense), net. The Company recorded net gains on fair value adjustment of $75 and $1,211 for the three and six months ended June 30, 2025, respectively, and $138 for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
For the three and six months ended June 30, 2025, the Company’s collaboration revenue consisted primarily of royalty revenue from Imdelltra sales outside of China under the Amgen collaboration agreement and revenue generated under the Novartis broad markets agreement. For the three and six months ended June 30, 2024, collaboration revenue consisted primarily of revenue generated under the Novartis broad markets agreement.
The following table summarizes total collaboration revenue recognized for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue from collaborators	$	$	$	$
Amgen royalty revenue	9,033	836	14,552	836
Novartis broad markets revenue	3,320	4,154	6,842	8,501
Other	871	3,030	579	3,417
Revenue from collaborators	13,224	8,020	21,973	12,754
In-Licensing Arrangements - Commercial
Amgen
During the three and six months ended June 30, 2025 and 2024, the Company recorded the following amounts related to its collaboration arrangement with Amgen. For a detailed description of the arrangement and related rights and obligations, see the Company’s Annual Report for the year ended December 31, 2024 filed on February 27, 2025. The Company is still in the commercialization period for XGEVA, KYPROLIS and BLINCYTO in China.

Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
BeOne’s portion of the development funding	52,196	44,385	92,715	71,005
Less: Amortization of research and development cost share liability	25,757	21,903	45,569	35,039
Research and development expense	26,439	22,482	47,146	35,966

				As of
				June 30, 2025
				$
Remaining portion of development funding cap				242,916
As of June 30, 2025 and December 31, 2024, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of
	June 30,	December 31,
	2025	2024
	$	$
Research and development cost share liability, current portion	108,992	111,154
Research and development cost share liability, non-current portion	10,879	54,286
Total research and development cost share liability	119,871	165,440
The total reimbursement paid under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and six months ended June 30, 2025 and 2024 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
Cost of sales - product	9,533	9,590	17,027	18,159
Research and development	(1,597)	(439)	(2,109)	(1,144)
Selling, general and administrative	(25,037)	(21,100)	(48,985)	(39,253)
Total	(17,101)	(11,949)	(34,067)	(22,238)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $73,288 and $136,032 during the three and six months ended June 30, 2025, respectively, and $47,653 and $109,879 during the three and six months ended June 30, 2024, respectively. Net amounts payable to Amgen was $110,065 and $116,563 as of June 30, 2025 and December 31, 2024, respectively.

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

Upfront and milestone payments incurred under these arrangements for the three and six months ended June 30, 2025 and 2024 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or term of the commercialization agreements.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2025	2024	2025	2024
Payments due to collaboration partners	Classification	$	$	$	$
Upfront payments	Research and development expense	500	—	500	27
Development milestones incurred	Research and development expense	—	11,500	—	46,500
Regulatory and commercial milestone payments	Intangible asset	20,000	—	20,000	—
Total		20,500	11,500	20,500	46,527
4. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts as collateral for letters of credit. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of June 30, 2025 and December 31, 2024 was as follows:

	As of
	June 30,	December 31,
	2025	2024
	$	$
Short-term restricted cash	15,802	9,312
Long-term restricted cash	14,228	2,025
Total	30,030	11,337
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from its offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) in strict compliance with the planned uses as disclosed in the PRC offering prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of June 30, 2025, the Company had cash remaining related to the STAR Offering proceeds of $359,544.
Investments in Equity Securities
The following table summarizes the Company’s investments in equity securities:

	As of
	June 30,	December 31,
	2025	2024
	$	$
Equity securities with readily determinable fair values [1]
Fair value of Leap common stock	218	2,113
Fair value of Leap warrants	—	168
Equity securities without readily determinable fair values
Pi Health, Inc. [2]	40,798	40,798
Other	47,378	48,157
Equity-method investments [3]	22,289	33,081
Total	110,683	124,317
1 Represents common stock and warrants to purchase additional shares of common stock of Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other income (expense), net.

2 In the first quarter of 2024, the Company divested the net assets comprising substantially all of its Pi Health business with a carrying value of $38,063. The consideration received for the divestiture consisted of preferred stock in a newly formed entity, Pi Health, Inc., with a fair value of $40,798 and cash consideration of $1,000. The transaction resulted in a pre-tax gain of $3,735 recorded within other income (expense), net during the six months ended June 30, 2024. The Company accounts for its investment as a private equity security without a readily determinable fair value, and the divestiture was not treated as a discontinued operation in the Statement of Operations and therefore the historical results of operations of the Pi Health business will remain in the Company’s continuing operations.
3 In the first quarter of 2025, in connection with the wind-down of the operations and related financial obligations of one of the Company’s equity-method investments, the investment’s fair value was assessed to be zero. The Company recognized an other-than-temporary impairment loss of $12,376 during the six months ended June 30, 2025, within unrealized losses from equity-method investments.
The following table summarizes unrealized losses related to investments in equity securities recorded in other income (expense), net for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
Equity securities with readily determinable fair values	(7)	(621)	(2,063)	(2,033)
Equity securities without readily determinable fair values	(3,118)	—	(3,118)	(797)
Equity-method investments	(1,899)	(4,017)	(15,274)	(4,873)
5. Inventories, Net
The Company’s inventories, net consisted of the following:

	As of
	June 30,	December 31,
	2025	2024
	$	$
Raw materials	180,969	170,584
Work in process	98,922	60,118
Finished goods	222,976	264,284
Total inventories, net	502,867	494,986
6. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	June 30,	December 31,
	2025	2024
	$	$
Land	71,434	65,485
Building	932,950	607,857
Manufacturing equipment	258,737	244,255
Laboratory equipment	270,224	240,885
Leasehold improvement	74,476	64,680
Software, electronics and office equipment	107,340	100,348
Property, plant and equipment, at cost	1,715,161	1,323,510
Less: accumulated depreciation	(453,031)	(399,105)
Construction in progress	353,662	654,018
Property, plant and equipment, net	1,615,792	1,578,423

The Company has made a significant investment in its newly opened manufacturing and R&D center in Hopewell, New Jersey. In the six months ended June 30, 2025, $334,635 of assets were placed into service. As of June 30, 2025, the Company had construction in progress of $189,674 related to the Hopewell facility, the majority of which will be put into service in 2025.
Depreciation expense was $29,854 and $61,468 for the three and six months ended June 30, 2025, respectively, and $23,754 and $47,864 for the three and six months ended June 30, 2024, respectively.
7. Intangible Assets
Intangible assets as of June 30, 2025 and December 31, 2024 are summarized as follows:

	As of
	June 30, 2025			December 31, 2024
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	76,294	(11,953)	64,341	62,889	(12,370)	50,519
Other	8,987	(8,438)	549	8,987	(8,411)	576
Total finite-lived intangible assets	85,281	(20,391)	64,890	71,876	(20,781)	51,095
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
The weighted-average life for each finite-lived intangible assets is approximately 11 years. Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
Amortization expense - Cost of sales - product	5,749	1,177	6,922	2,360
Amortization expense - Selling, general and administrative	11	—	28	—
Total	5,760	1,177	6,950	2,360
As of June 30, 2025, estimated amortization expense for each of the five succeeding years and thereafter was as follows:

Year Ending December 31,	Cost of Sales - Product	Selling, General and Administrative	Total
	$	$	$
2025 (remainder of year)	3,082	39	3,121
2026	6,164	67	6,231
2027	6,164	67	6,231
2028	6,164	67	6,231
2029	6,164	67	6,231
2030 and thereafter	36,603	242	36,845
Total	64,341	549	64,890

8. Income Taxes
Income tax expense was $5,229 and $24,859 for the three and six months ended June 30, 2025 and $14,485 and $22,209 for the three and six months ended June 30, 2024, respectively. The income tax expense for the three and six months ended June 30, 2025 was primarily attributable to current Switzerland tax expense based on year to date earnings, current China tax expense due to certain non-deductible expenses, offset with a net U.S. tax benefit mainly driven by changes to the Company’s estimate of U.S. R&D credits to be taken for prior periods and are reflected as a discrete item in Q2 2025. The income tax expense for the three and six months ended June 30, 2024 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of June 30, 2025, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of June 30, 2025, the Company had gross unrecognized tax benefits of $21,488. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $3,913 and $4,249 in the three and six months ended June 30, 2025, primarily due to U.S. federal and state tax credits and incentives.
9. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	June 30,	December 31,
	2025	2024
	$	$
Prepaid research and development costs	76,231	64,277
Payroll tax receivable	69,987	14,569
Other receivables	39,367	18,259
Prepaid taxes	27,058	23,792
Prepaid general and administrative expenses	16,967	21,253
Short-term restricted cash	15,802	9,312
Prepaid insurance	8,486	6,242
Prepaid manufacturing cost	6,157	19,333
Other current assets	20,467	15,882
Total	280,522	192,919
Other non-current assets consist of the following:

	As of
	June 30,	December 31,
	2025	2024
	$	$
Long-term investments	119,475	128,933
Long-term restricted cash	14,228	2,025
Prepaid supply cost	12,321	12,249
Rental deposits and other	7,733	8,481
Prepayment of property and equipment	4,847	5,927
Prepaid VAT	3,118	2,875
Total	161,722	160,490

Accrued expenses and other payables consist of the following:

	As of
	June 30,	December 31,
	2025	2024
	$	$
Revenue rebates and returns related	297,317	235,600
Compensation related	233,246	248,348
Individual income tax and other taxes	109,376	34,904
External research and development activities related	106,185	154,269
Commercial activities	99,749	77,530
Accrued general and administrative expenses	46,091	31,106
Other	16,918	21,956
Total	908,882	803,713
Other long-term liabilities consist of the following:

	As of
	June 30,	December 31,
	2025	2024
	$	$
Deferred government grant income	29,569	30,324
Pension liability	17,329	16,405
Asset retirement obligation	3,573	3,794
Other	12,608	16,212
Total	63,079	66,735

10. Debt
The following table summarizes the Company’s short-term and long-term debt obligations as of June 30, 2025 and December 31, 2024:

Lender	Borrower	Term	Maturity Date	Note	As of
					June 30, 2025	December 31, 2024
					$	$
China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	18,845	16,440
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	8,774	8,611
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	8,294	8,148
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	5,947	1,384
China Merchants Bank	BeOne Medicines Ltd.	1-year	January 21, 2026	5	380,000	380,000
China Minsheng Bank	BeOne Medicines Ltd.	1-year	December 16, 2025	6	150,000	150,000
China Industrial Bank	BeOne Medicines USA, Inc.	364-day	June 28, 2026	7	94,223	—
China Industrial Bank	BeOne Medicines Ltd.	364-day	March 27, 2025	8	—	92,475
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	1-year	June 5, 2025	9	—	54,800
HSBC Bank	BeOne Medicines Ltd.	1-year	June 17, 2026	10	47,461	46,580
Shanghai Pudong Development Bank	BeOne Medicines Ltd.	1-year	November 24, 2025	11	94,850	93,091
Total short-term debt					808,394	851,529

China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	31,408	41,100
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	24,129	27,987
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	29,497	33,020
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	61,057	64,377
Total long-term debt					146,091	166,484
1The credit facility offers a borrowing capacity of RMB 580,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.8% as of June 30, 2025. The outstanding principal balance is payable in semi-annual installments. The Company repaid $8,358 (RMB60,000) during the six months ended June 30, 2025. The loan is secured by BeOne Guangzhou Biologics Manufacturing Co., Ltd.’s property ownership certificate and fixed assets.
2The credit facility offers a borrowing capacity of RMB 350,000, denominated in RMB, and bears floating interest rates benchmarking against prevailing interest rates of financial institutions in the PRC. The loan interest rate was 3.4% as of June 30, 2025. The outstanding principal balance is payable in quarterly installments. The Company repaid $4,323 (RMB31,429) during the six months ended June 30, 2025. The loan is secured by Guangzhou Factory’s second land use right and certain fixed assets.
3The credit facility offers a borrowing capacity of RMB 378,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.3% as of June 30, 2025. The outstanding principal balance is payable in quarterly installments. The Company repaid $4,118 (RMB29,765) during the six months ended June 30, 2025. The loan is secured by fixed assets placed into service in the third phase of the Guangzhou manufacturing facility’s buildout.
4The credit facility offers a borrowing capacity of RMB 480,000, denominated in RMB, and bears floating interest rate benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.4% as of June 30, 2025. The outstanding principal balance is payable in semi-annual installments. The loan is secured by BeOne Pharmaceutical (Suzhou) Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
5The working capital loan facility offers a borrowing capacity of up to $380,000, denominated in USD, and bears floating interest rates benchmarking the secured overnight financing rate. The loan interest rate was 6.2% as of June 30, 2025. $300,000 of the borrowings matures on December 17, 2025, and $80,000 matures on January 21, 2026.
6The working capital loan facility offers a borrowing capacity of up to $150,000, denominated in USD. The loan interest rate was 6.8% as of June 30, 2025.
7The working capital loan facility offers a borrowing capacity of up to RMB 675,000, denominated in RMB. The loan interest rate was 3.0% as of June 30, 2025.
8The working capital loan facility offered a borrowing capacity of up to RMB 675,000, denominated in RMB. The Company repaid the principal during the six months ended June 30, 2025.

9The working capital loan facility offers a borrowing capacity of up to of RMB 400,000, denominated in RMB. The Company repaid the principal during the six months ended June 30, 2025.
10The working capital loan facility offers a borrowing capacity of up to RMB 340,000, denominated in RMB, and bears floating interest rates benchmarking Hong Kong interbank market rate for RMB. The loan interest rate was 5.2% as of June 30, 2025.
11The working capital loan facility offers a borrowing capacity of up to RMB 700,000, denominated in RMB. The loan interest rate was 2.9% as of June 30, 2025.
The Company has numerous financial and non-financial covenants on its debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. However, the Company’s debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact the Company’s ability to refinance debt obligations if an event of default occurs. As of June 30, 2025, the Company was in compliance with all covenants of its material debt agreements.
Interest Expense
Interest expense recognized for the three and six months ended June 30, 2025 was $12,048 and $25,009, respectively, among which, $4,054 and $10,013 was capitalized, respectively. Interest expense recognized for the three and six months ended June 30, 2024 was $13,233 and $25,637, respectively, among which, $8,312 and $17,521 was capitalized, respectively. Interest paid for the six months ended June 30, 2025 and 2024, net of amounts capitalized, amounted to $14,006 and $6,628, respectively.
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® and TEVIMBRA® in the U.S., China, EU, and other regions; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product revenue for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
Product revenue – gross	1,657,838	1,167,155	3,057,904	2,111,619
Less: Rebates and sales returns	(355,762)	(246,009)	(647,298)	(443,555)
Product revenue – net	1,302,076	921,146	2,410,606	1,668,064
The following table disaggregates net product revenue by product for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
BRUKINSA®	949,840	637,399	1,741,504	1,125,914
TEVIMBRA®	193,524	158,410	364,688	303,687
XGEVA®	81,318	55,054	151,741	98,435
BLINCYTO®	25,587	19,131	49,493	33,497
KYPROLIS®	19,416	15,936	39,144	30,047
POBEVCY®	11,242	11,572	24,987	28,205
Other	21,149	23,644	39,049	48,279
Total product revenue – net	1,302,076	921,146	2,410,606	1,668,064

The following table presents the roll-forward of accrued revenue rebates and returns for the six months ended June 30, 2025 and 2024:

	Rebates, Returns and Other Deductions	Contra AR Accruals	Total
	$	$
Balance at December 31, 2024	235,600	50,699	286,299
Accrual	283,525	363,773	647,298
Payments	(221,808)	(361,633)	(583,441)
Balance at June 30, 2025	297,317	52,839	350,156

Balance at December 31, 2023	139,936	30,435	170,371
Accrual	222,179	221,376	443,555
Payments	(188,852)	(209,450)	(398,302)
Balance at June 30, 2024	173,263	42,361	215,624
12. Earnings (Loss) Per Share/ADS
The following table reconciles the numerator and denominator in the computations of earnings (loss) per share/ADS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
Numerator:
Net income (loss)	94,320	(120,405)	95,590	(371,555)

Denominator:
Weighted-average shares outstanding—basic	1,408,166,754	1,361,082,567	1,399,159,898	1,358,315,145
Dilutive common share equivalents	55,110,647	—	55,136,577	—
Weighted-average shares outstanding—diluted	1,463,277,401	1,361,082,567	1,454,296,475	1,358,315,145
Antidilutive common share equivalents excluded from above	1,317,291	—	1,496,899	—

Earnings (loss) per share:
Basic	0.07	(0.09)	0.07	(0.27)
Diluted	0.06	(0.09)	0.07	(0.27)

Earnings (loss) per ADS:
Basic	0.87	(1.15)	0.89	(3.56)
Diluted	0.84	(1.15)	0.85	(3.56)
For the three and six months ended June 30, 2025, diluted earnings per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of stock options, restricted stock units and ESPP shares. The dilutive effect of outstanding stock options, restricted stock units and ESPP shares is reflected in diluted net earnings per share using the treasury stock method.
For the three and six months ended June 30, 2024, the Company was in a net loss position and the effects of all share options, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
Each ADS represents 13 ordinary shares. Basic and diluted earnings (loss) per ADS was derived from the basic and diluted earnings (loss) per share, respectively.

13. Share-Based Compensation Expense
Share Option, Restricted Share Units and Performance Share Units
During the six months ended June 30, 2025, the Company granted options for 2,527,499 ordinary shares, restricted share units for 26,510,263 ordinary shares, and performance share units for 1,837,901 ordinary shares under the Company’s share option and incentive plan. As of June 30, 2025, options, restricted share units, and performance share units for ordinary shares outstanding totaled 56,870,418, 82,357,691, and 3,896,477, respectively. As of June 30, 2025, share-based awards to acquire 58,818,941 ordinary shares were available for future grant under the Company’s share option and incentive plan.
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
As of June 30, 2025, 3,998,286 ordinary shares were available for future issuance under the ESPP.
The following table summarizes the shares issued under the ESPP:

	Number of Ordinary Shares Issued	Market Price[1]		Purchase Price[2]
Issuance Date		ADS	Ordinary	ADS	Ordinary	Proceeds
February 28, 2025	955,396	$188.26	$14.48	$160.02	$12.31	$11,760
August 31, 2024	1,035,996	$165.02	$12.69	$140.27	$10.78	$11,178
February 29, 2024	1,021,397	$165.65	$12.74	$140.80	$10.83	$11,063
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
Share-Based Compensation Expense
The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
Research and development	64,392	55,406	106,159	93,451
Selling, general and administrative	86,161	75,288	139,845	125,957
Total	150,553	130,694	246,004	219,408

14. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency	Pension
	Translation	Liability
	Adjustments	Adjustments	Total
	$	$	$
Balance as of December 31, 2024	(135,552)	(13,436)	(148,988)
Other comprehensive income before reclassifications	34,988	(205)	34,783
Amounts reclassified from accumulated other comprehensive loss	—	507	507
Net-current period other comprehensive income	34,988	302	35,290
Balance as of June 30, 2025	(100,564)	(13,134)	(113,698)
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
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2025 and December 31, 2024, amounts restricted were the net assets of the Company’s PRC subsidiaries, which, after intercompany eliminations, amounted to $1,915,949 and $1,709,961, respectively.
16. Commitments and Contingencies
Purchase Commitments
As of June 30, 2025, the Company had non-cancellable purchase commitments amounting to $130,087, of which $32,591 related to minimum purchase requirements for supply purchased from contract manufacturing organizations and $97,496 related to binding purchase obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $62,029 for the acquisition of property, plant and equipment as of June 30, 2025, related to various facilities across the globe, including the manufacturing and clinical R&D campus in Hopewell, New Jersey.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and/or development services. As of June 30, 2025, the Company’s remaining co-development funding commitment was $242,916.

Funding Commitment
The Company had committed capital related to equity investments in the amount of $15,890. As of June 30, 2025, the remaining capital commitment was $6,740 and is expected to be paid from time to time over the investment period.
17. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The primary measure of segment profitability for the Company’s operating segment is considered to be consolidated net income (loss). Significant segment expenses reviewed by the CODM on a regular basis included within net income (loss) include cost of product sales, research and development expenses and selling, general and administrative expenses which are separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include interest income, net, other income (expense), net and income tax expense.
The Company’s long-lived assets are primarily located in the U.S. and China.
Net product revenues by geographic area are based upon the location of the customer, and net collaboration revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total revenues by geographic area are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	$	$	$	$
U.S. - total revenue	694,427	481,430	1,261,638	832,886
Product revenue	685,395	479,365	1,248,743	830,821
Collaboration revenue	9,032	2,065	12,895	2,065

China - total revenue	432,924	352,070	832,516	672,446
Product revenue	428,802	347,112	825,164	662,774
Collaboration revenue	4,122	4,958	7,352	9,672

Europe - total revenue	152,384	82,389	270,938	149,249
Product revenue	152,314	81,392	269,212	148,232
Collaboration revenue	70	997	1,726	1,017

Rest of world - total revenue	35,565	13,277	67,487	26,237
Product revenue	35,565	13,277	67,487	26,237
Total Revenue	1,315,300	929,166	2,432,579	1,680,818

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
Effective May 27, 2025, we changed our jurisdiction of incorporation from the Cayman Islands to Switzerland through a transaction known as a continuation under Section 206 of the Companies Act (as amended) of the Cayman Islands and Article 161 of the Swiss Federal Act on Private International Law (the “Continuation”) and changed our legal English name from BeiGene, Ltd. to BeOne Medicines Ltd. This Quarterly Report includes the results of BeiGene, Ltd. prior to the Continuation and BeOne Medicines Ltd. following the Continuation.
Unless the context requires otherwise, in this Quarterly Report, the terms “BeOne,” the “Company,” “we,” “us” and “our” refer to (i) BeOne Medicines Ltd., a Switzerland holding company with operations conducted by its subsidiaries, and its subsidiaries, on a consolidated basis, following the Continuation and (ii) BeiGene, Ltd., a Cayman Islands holding company with operations conducted by its subsidiaries, and its subsidiaries, on a consolidated basis, prior to the Continuation.

Non-GAAP Financial Measures
We provide certain financial measures that are not defined under accounting principles generally accepted in the United States of America (“GAAP”), commonly referred to as non-GAAP financial measures, including Adjusted Operating Expenses, Adjusted Income (Loss) from Operations, Adjusted Net Income (Loss), Adjusted Earnings Per Share, Free Cash Flow and certain other non-GAAP measures, each of which include adjustments to GAAP figures. These non-GAAP measures are intended to provide additional information on our operating performance. Adjustments to our GAAP figures exclude, as applicable, non-cash items such as share-based compensation, depreciation and amortization. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. Non-GAAP adjustments are tax effected to the extent there is US GAAP current tax expense. The Company currently records a valuation allowance on its net deferred tax assets, so there is no net impact recorded for deferred tax effects. We maintain an established non-GAAP policy that guides the determination of what items may be excluded in non-GAAP financial measures. We believe that these non-GAAP measures, when considered together with the GAAP figures, can enhance an overall understanding of our operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators BeOne’s management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, GAAP financial measures. The non-GAAP financial measures used by BeOne may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.
Overview
Our second quarter performance reinforces us as a global oncology leader and proves our ability to deliver sustainable, long-term growth. BRUKINSA continues as the BTK inhibitor market leader in the US across five indications. Our two additional Phase 3 hematology assets, BCL2 inhibitor sonrotoclax and BTK CDAC BGB-16673, have the potential to expand our franchise with pivotal data readouts and new trial initiations anticipated in the near-term. At our recent Investor R&D Day, we outlined more than 20 expected R&D milestones in the next 18 months. This includes advances across our solid tumor pipeline, where we are building future global franchises targeting a range of highly prevalent cancers.
Key highlights for the second quarter of 2025 are as follows:
•Second quarter 2025 total revenues increased 42% to $1.3 billion versus second quarter 2024
•Global BRUKINSA® (zanubrutinib) revenues increased 49% to $950 million versus second quarter 2024
•Reported GAAP diluted Earnings per American Depositary Share (ADS) of $0.84, non-GAAP diluted Earnings per ADS of $2.25
•Anticipate 20+ near-term milestones in next 18 months across hematology and solid tumor pipeline

Recent Developments
Recent Business Developments
On July 31, 2025, we announced that the European Medicines Agency (“EMA”) has granted PRIority MEdicines (PRIME) designation to the Company’s investigational Bruton’s tyrosine kinase (BTK) degrader, BGB-16673, for the treatment of patients with Waldenstrom’s macroglobulinemia (WM) previously treated with a BTK inhibitor.
On July 28, 2025, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency issued a positive opinion recommending approval of TEVIMBRA® (tislelizumab), in combination with platinum-containing chemotherapy as neoadjuvant treatment and then continued as monotherapy as adjuvant treatment, for the treatment of adult patients with resectable non-small cell lung cancer (NSCLC) at high risk of recurrence.
On July 10, 2025, we announced that the European Commission has approved TEVIMBRA, in combination with gemcitabine and cisplatin, for the first-line treatment of adult patients with metastatic or recurrent nasopharyngeal carcinoma, not amenable to curative surgery or radiotherapy.
On June 26, 2025, we announced major advancements to our industry-leading oncology pipeline during our investor R&D Day.
On June 25, 2025, we announced that the CHMP of the European Medicines Agency issued a positive opinion recommending approval of a new film-coated tablet formulation of BRUKINSA® (zanubrutinib) for all approved indications. The CHMP positive opinion will now be reviewed by the European Commission, which will grant the marketing authorization for the tablet formulation in the European Union and in the European Economic Area countries Norway and Iceland.
On June 11, 2025, we announced that the U.S. Food and Drug Administration approved a new tablet formulation of BRUKINSA for all five approved indications.
On May 27, 2025, we announced our new name and completed the redomiciliation to Switzerland, marking a significant milestone in the Company’s evolution.

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$1,302,076	$921,146	$380,930	41.4%	$2,410,606	$1,668,064	$742,542	44.5%
Collaboration revenue	13,224	8,020	5,204	64.9%	21,973	12,754	9,219	72.3%
Total revenues	1,315,300	929,166	386,134	41.6%	2,432,579	1,680,818	751,761	44.7%
Cost of sales - product	164,606	138,132	26,474	19.2%	329,608	263,067	66,541	25.3%
Gross profit	1,150,694	791,034	359,660	45.5%	2,102,971	1,417,751	685,220	48.3%
Operating expenses
Research and development	524,896	454,466	70,430	15.5%	1,006,783	915,104	91,679	10.0%
Selling, general and administrative	537,913	443,729	94,184	21.2%	997,201	871,156	126,045	14.5%
Total operating expenses	1,062,809	898,195	164,614	18.3%	2,003,984	1,786,260	217,724	12.2%
Income (loss) from operations	87,885	(107,161)	195,046	(182.0)%	98,987	(368,509)	467,496	(126.9)%
Interest income, net	3,497	13,225	(9,728)	(73.6)%	9,345	29,385	(20,040)	(68.2)%
Other income (expense), net	8,167	(11,984)	20,151	(168.1)%	12,117	(10,222)	22,339	(218.5)%
Income (loss) before income taxes	99,549	(105,920)	205,469	(194.0)%	120,449	(349,346)	469,795	(134.5)%
Income tax expense	5,229	14,485	(9,256)	(63.9)%	24,859	22,209	2,650	11.9%
Net income (loss)	$94,320	$(120,405)	$214,725	(178.3)%	$95,590	$(371,555)	$467,145	(125.7)%
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue
Total revenue increased to $1,315.3 million for the three months ended June 30, 2025, from $929.2 million for the three months ended June 30, 2024, due to increased sales of BRUKINSA, TEVIMBRA, and our in-licensed products from Amgen.
Net product revenue consisted of the following:

	Three Months Ended
	June 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
BRUKINSA®	$949,840	$637,399	$312,441	49.0%
TEVIMBRA®	193,524	158,410	35,114	22.2%
XGEVA®	81,318	55,054	26,264	47.7%
BLINCYTO®	25,587	19,131	6,456	33.7%
KYPROLIS®	19,416	15,936	3,480	21.8%
POBEVCY®	11,242	11,572	(330)	(2.9)%
Other	21,149	23,644	(2,495)	(10.6)%
Total product revenue	$1,302,076	$921,146	$380,930	41.4%
Net product revenue increased 41.4% to $1,302.1 million for the three months ended June 30, 2025, compared to $921.1 million in the prior-year period, primarily due to increased sales of BRUKINSA globally, driven by continued growth in the U.S. and Europe. In addition, product revenues in the second quarter of 2025 were positively impacted by sales of TEVIMBRA and in-licensed products from Amgen, primarily XGEVA®.

Global revenue for BRUKINSA totaled $949.8 million in the second quarter, representing a 49.0% increase compared to the prior-year period; U.S. revenue for BRUKINSA totaled $683.7 million in the second quarter, compared to $479.4 million in the prior-year period, representing growth of 42.6%, driven primarily by robust demand growth across all indications and modest benefit due to net pricing. BRUKINSA continues to maintain its leading new patient share across the BTKi class due to its differentiated, best-in-class clinical profile. BRUKINSA revenue in Europe totaled $150.5 million in the second quarter, compared to $81.4 million in the prior-year period, representing growth of 84.9%, driven by increased market share across all major European markets, including Germany, Italy, Spain, France and the UK. BRUKINSA revenue in China totaled $83.2 million, representing growth of 30.8%. BRUKINSA rest of world revenue totaled $32.5 million in the second quarter, representing growth of 149.0% compared to the prior-year period.
Revenue for TEVIMBRA totaled $193.5 million in the second quarter, compared to $158.4 million in the prior-year period, representing a 22.2% increase.
Revenue for Amgen products in China totaled $126.3 million in the second quarter, compared to $90.1 million in the prior-year period, representing a 40.2% increase, driven primarily by increased XGEVA® sales volume.
Collaboration revenue totaled $13.2 million and $8.0 million for the three months ended June 30, 2025 and 2024, respectively, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement and royalty revenue under the Amgen collaboration.
Gross Margin
Gross margin on global product sales increased to $1,137.5 million for the three months ended June 30, 2025, compared to $783.0 million in the prior-year period, primarily due to increased product sales in the current year period. Gross margin as a percentage of product sales increased to 87.4% for the three months ended June 30, 2025, from 85.0% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from cost of sales productivity improvements for both BRUKINSA and TEVIMBRA. On an adjusted basis, which does not include depreciation and amortization, gross margin as a percentage of product sales increased to 88.1%, from 85.4% in the comparable period of the prior year.

Research and Development Expense
Research and development expense increased by $70.4 million, or 15.5%, to $524.9 million for the three months ended June 30, 2025 from $454.5 million for the three months ended June 30, 2024. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended
	June 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$182,567	$124,762	$57,805	46.3%
Upfront license and development milestone fees	500	11,500	(11,000)	(95.7)%
Amgen co-development expense[1]	26,439	22,482	3,957	17.6%
Total external research and development expenses	209,506	158,744	50,762	32.0%
Internal research and development expenses	315,390	295,722	19,668	6.7%
Total research and development expenses	$524,896	$454,466	$70,430	15.5%

Adjusted research and development expenses[2]	$444,057	$382,509	$61,548	16.1%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended June 30, 2025 totaled $52.2 million, of which $26.4 million was recorded as R&D expense. The remaining $25.8 million was recorded as a reduction of the R&D cost share liability.
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

The increase in external research and development expenses in the second quarter was primarily attributable to an increase in external costs of development programs primarily due to advancing preclinical programs into the clinic and early clinical programs into late stage, including Sonrotoclax (BCL2i), offset by lower development upfront and milestone fees.
Internal research and development expense increased by $19.7 million, or 6.7%, to $315.4 million, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities and control spend.
Selling, General and Administrative Expense

	Three Months Ended
	June 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$537,913	$443,729	$94,184	21.2%
Adjusted selling, general and administrative expenses[1]	$441,655	$363,922	$77,733	21.4%
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
Selling, general and administrative expense increased by $94.2 million, or 21.2%, to $537.9 million for the three months ended June 30, 2025, from $443.7 million for the three months ended June 30, 2024. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 41.3% in the second quarter of 2025 compared to 48.2% in the prior-year period. We expect continued investment in selling and marketing activities as our product sales increase.
Interest Income, Net
Interest income, net decreased by $9.7 million, or 73.6%, to $3.5 million for the three months ended June 30, 2025, from $13.2 million for three months ended June 30, 2024. The decrease in interest income, net, was primarily attributable to decreased interest income resulting from lower interest rates on our cash and cash equivalents balance. Interest expense increased resulting from higher interest rates on debt balance and lower interest capitalized related to completion of certain phases of our Hopewell facility.
Other Income (Expense), Net
Other income, net was $8.2 million for the three months ended June 30, 2025, primarily due to foreign exchange gains and government subsidy income, partially offset by unrealized losses on our equity investments. For the three months ended June 30, 2024, other expense, net was $12.0 million, primarily due to foreign exchange losses.

Income Tax Expense
Income tax expense was $5.2 million for the three months ended June 30, 2025 as compared to $14.5 million for the three months ended June 30, 2024. The income tax expense for the three months ended June 30, 2025 was primarily attributable to current Switzerland tax expense based on year to date earnings, current China tax expense due to certain non-deductible expenses, offset by discrete adjustments of approximately $14.2 million, primarily related to updated provision estimates for R&D tax credits. The income tax expense for the three months ended June 30, 2024 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.
On July 4, 2025, the reconciliation bill (H.R. 1), commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law and includes a broad range of tax reform provisions that may affect our financial results. The OBBBA allows an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on foreign-derived deduction eligible Income. We are in the process of evaluating the impact of the OBBBA on our consolidated financial statements.

Net Income (Loss) and Earnings Per Share
GAAP net income improved for the second quarter of 2025, as compared to the prior-year period loss, primarily attributable to revenue growth and improved operating leverage.
For the second quarter of 2025, basic and diluted earnings per share was $0.07 and $0.06 per share and $0.87 and $0.84 per American Depositary Share (“ADS”), respectively, compared to basic loss of $0.09 per share and $1.15 per ADS in the prior-year period.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue
Total revenue increased to $2,432.6 million, or 44.7%, for the six months ended June 30, 2025, from $1,680.8 million for the six months ended June 30, 2024, primarily due to increased sales of our internally developed products, BRUKINSA and tislelizumab, as well as increased sales of in-licensed products, most notably from the Amgen products.
Net product revenues consisted of the following:

	Six Months Ended
	June 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
BRUKINSA®	1,741,504	1,125,914	$615,590	54.7%
TEVIMBRA®	364,688	303,687	61,001	20.1%
XGEVA®	151,741	98,435	53,306	54.2%
BLINCYTO®	49,493	33,497	15,996	47.8%
KYPROLIS®	39,144	30,047	9,097	30.3%
POBEVCY®	24,987	28,205	(3,218)	(11.4)%
Other	39,049	48,279	(9,230)	(19.1)%
Total product revenue	2,410,606	1,668,064	742,542	44.5%
Net product revenue increased 44.5% to $2,410.6 million for the six months ended June 30, 2025, compared to $1,668.1 million in the prior-year period, primarily due to increased sales of BRUKINSA globally, driven by continued growth in the U.S. and Europe. In addition, product revenues in the six months ended June 30, 2025 were positively impacted by sales of TEVIMBRA and in-licensed products from Amgen, primarily XGEVA®.
Global sales of BRUKINSA totaled $1,741.5 million in the six months ended June 30, 2025, representing a 54.7% increase compared to the prior-year period. U.S. sales of BRUKINSA totaled $1,246.9 million in the six months ended June 30, 2025, compared to $830.8 million in the prior-year period, representing growth of 50.1%, driven primarily by robust demand growth across all indications and modest benefit due to net pricing. BRUKINSA continues to maintain its leading new patient share across the BTKi class due to its differentiated, best-in-class clinical profile. BRUKINSA sales in Europe totaled $266.4 million in the six months ended June 30, 2025, representing growth of 79.7% driven by increased market share across all major European markets, including Germany, Italy, Spain, France and the UK. BRUKINSA revenue in China totaled $164.4 million, representing growth of 35.8%. BRUKINSA rest of world revenue totaled $63.9 million in the six months ended June 30, 2025, representing growth of 147.2% compared to the prior-year period.
Revenue for TEVIMBRA totaled $364.7 million in the six months ended June 30, 2025, compared to $303.7 million in the prior-year period, representing a 20.1% increase.
Revenue for Amgen products in China totaled $240.4 million in the six months ended June 30, 2025, compared to $162.0 million in the prior-year period, driven primarily by increased XGEVA® sales volume.
Collaboration revenue totaled $22.0 million and $12.8 million for the six months ended June 30, 2025 and 2024, respectively, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement and royalty revenue under the Amgen collaboration.

Gross Margin
Gross margin on product sales increased to $2,081.0 million for the six months ended June 30, 2025, compared to $1,405.0 million in the prior-year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 86.3% for the six months ended June 30, 2025, from 84.2% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from cost of sales productivity improvements for both BRUKINSA and TEVIMBRA. On an adjusted basis, which does not include depreciation and amortization, gross margin as a percentage of product sales increased to 86.9%, from 84.7% in the comparable period of the prior year.
Research and Development Expense
Research and development expense increased by $91.7 million, or 10.0%, to $1,006.8 million for the six months ended June 30, 2025 from $915.1 million for the six months ended June 30, 2024. The following table summarizes external clinical, external non-clinical and internal research and development expense for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended
	June 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$352,613	$247,633	$104,980	42.4%
Upfront license and development milestone fees	500	46,528	(46,028)	(98.9)%
Amgen co-development expense[1]	47,146	35,966	11,180	31.1%
Total external research and development expenses	400,259	330,127	70,132	21.2%
Internal research and development expenses	606,524	584,977	21,547	3.7%
Total research and development expenses	$1,006,783	$915,104	$91,679	10.0%

Adjusted research and development expenses[2]	$865,252	$787,949	$77,303	9.8%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the six months ended June 30, 2025 totaled $92.7 million, of which $47.1 million was recorded as R&D expense. The remaining $45.6 million was recorded as a reduction of the R&D cost share liability.
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
The increase in external research and development expenses in the six months ended June 30, 2025 was primarily attributable to an increase in external costs of development programs primarily due to advancing preclinical programs into the clinic and early clinical programs into late stage, including Sonrotoclax (BCL2i), offset by lower development upfront and milestone fees.

Internal research and development expense increased $21.5 million, or 3.7%, to $606.5 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities and control spend.

Selling, General and Administrative Expense

	Six Months Ended
	June 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$997,201	$871,156	$126,045	14.5%
Adjusted selling, general and administrative expenses[1]	$837,166	$736,068	$101,098	13.7%
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
Selling, general and administrative expense increased by $126.0 million, or 14.5%, to $997.2 million, for the six months ended June 30, 2025, from $871.2 million for the six months ended June 30, 2024. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 41.4% for the six months ended June 30, 2025 compared to 52.2% in the prior-year period. We expect continued investment in selling and marketing activities as our product sales increase.
Interest Income, Net
Interest income, net decreased by $20.0 million, or 68.2%, to $9.3 million for the six months ended June 30, 2025, from $29.4 million for the six months ended June 30, 2024. The decrease in interest income was primarily attributable to lower interest rates earned on our cash and cash equivalents. Interest expense increased resulting from higher interest rates on debt balance and lower interest capitalized related to completion of certain phases of our Hopewell facility.
Other Income (Expense), Net
Other income, net was $12.1 million for the six months ended June 30, 2025, primarily due to foreign exchange gains and government subsidy income, partially offset by unrealized losses on our equity investments. For the six months ended June 30, 2024, other expense, net was $10.2 million, primarily due to foreign exchanges losses resulting from the strengthening of the U.S. dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. functional currency subsidiaries.
Income Tax Expense
Income tax expense increased to $24.9 million for the six months ended June 30, 2025, from $22.2 million for the six months ended June 30, 2024. The income tax expense for the six months ended June 30, 2025 was primarily attributable to current Switzerland tax expense based on year to date earnings, current China tax expense due to certain non-deductible expenses, offset by net discrete adjustments of approximately $8.7 million, primarily related to updated provision estimates for R&D tax credits. The income tax expense for the six months ended June 30, 2024 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.
On July 4, 2025, the reconciliation bill (H.R. 1), commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law and includes a broad range of tax reform provisions that may affect our financial results. The OBBBA allows an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on foreign-derived deduction eligible Income. We are in the process of evaluating the impact of the OBBBA on our consolidated financial statements.
Net Income (Loss) and Earnings Per Share
GAAP net income improved for the six months ended June 30, 2025, as compared to the prior-year period loss, primarily attributable to revenue growth and improved operating leverage.
For the six months ended June 30, 2025, basic and diluted earnings per share was $0.07 per share and $0.89 and $0.85 per ADS, respectively, compared to basic loss of $0.27 per share and $3.56 per ADS in the prior-year period.

Non-GAAP Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	( in thousands)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$164,606	$138,132	$329,608	$263,067
Less: Depreciation	3,321	2,684	5,934	5,029
Less: Amortization of intangibles	5,749	1,177	6,922	2,360
Less: Other	893	—	893	—
Adjusted cost of sales - products	$154,643	$134,271	$315,859	$255,678

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$524,896	$454,466	$1,006,783	$915,104
Less: Share-based compensation expenses	64,392	55,406	106,159	93,451
Less: Depreciation	16,447	16,551	35,372	33,704
Adjusted research and development	$444,057	$382,509	$865,252	$787,949

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$537,913	$443,729	$997,201	$871,156
Less: Share-based compensation expenses	86,161	75,288	139,845	125,957
Less: Depreciation	10,086	4,519	20,162	9,131
Less: Amortization of intangibles	11	—	28	—
Adjusted selling, general and administrative	$441,655	$363,922	$837,166	$736,068

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$1,062,809	$898,195	$2,003,984	$1,786,260
Less: Share-based compensation expenses	150,553	130,694	246,004	219,408
Less: Depreciation	26,533	21,070	55,534	42,835
Less: Amortization of intangibles	11	—	28	—
Adjusted operating expenses	$885,712	$746,431	$1,702,418	$1,524,017

Reconciliation of GAAP to adjusted income (loss) from operations:
GAAP income (loss) from operations	$87,885	$(107,161)	$98,987	$(368,509)
Plus: Share-based compensation expenses	150,553	130,694	246,004	219,408
Plus: Depreciation	29,854	23,754	61,468	47,864
Plus: Amortization of intangibles	5,760	1,177	6,950	2,360
Plus: Other	893	—	893	—
Adjusted income (loss) from operations	$274,945	$48,464	$414,302	$(98,877)

Reconciliation of GAAP to adjusted net income (loss):
GAAP net income (loss)	$94,320	$(120,405)	$95,590	$(371,555)
Plus: Share-based compensation expenses	150,553	130,694	246,004	219,408
Plus: Depreciation	29,854	23,754	61,468	47,864
Plus: Amortization of intangibles	5,760	1,177	6,950	2,360
Plus: Other	893	—	893	—
Plus: Impairment of equity investments	3,118	—	15,494	—
Plus: Discrete tax items	(14,210)	1,513	(8,737)	2,403
Plus: Income tax effect of non-GAAP adjustments	(17,466)	(13,439)	(28,703)	(23,082)
Adjusted net income (loss)	$252,822	$23,294	$388,959	$(122,602)

Reconciliation of GAAP to adjusted EPS - basic
GAAP earnings (loss) per share - basic	$0.07	$(0.09)	$0.07	$(0.27)
Plus: Share-based compensation expenses	0.11	0.10	0.18	0.16
Plus: Depreciation	0.02	0.02	0.04	0.04
Plus: Amortization of intangibles	0.00	0.00	0.00	0.00
Plus: Other	0.00	0.00	0.00	0.00
Plus: Impairment of equity investments	0.00	0.00	0.01	0.00
Plus: Discrete tax items	(0.01)	0.00	(0.01)	0.00
Plus: Income tax effect of non-GAAP adjustments	(0.01)	(0.01)	(0.02)	(0.02)
Adjusted earnings (loss) per share - basic	$0.18	$0.02	$0.28	$(0.09)

Reconciliation of GAAP to adjusted EPS - diluted
GAAP earnings (loss) per share - diluted	$0.06	$(0.09)	$0.07	$(0.27)
Plus: Share-based compensation expenses	0.10	0.09	0.17	0.16
Plus: Depreciation	0.02	0.02	0.04	0.04
Plus: Amortization of intangibles	0.00	0.00	0.00	0.00
Plus: Other	0.00	0.00	0.00	0.00
Plus: Impairment of equity investments	0.00	0.00	0.01	0.00
Plus: Discrete tax items	(0.01)	0.00	(0.01)	0.00
Plus: Income tax effect of non-GAAP adjustments	(0.01)	(0.01)	(0.02)	(0.02)
Adjusted earnings (loss) per share - diluted	$0.17	$0.02	$0.27	$(0.09)

Reconciliation of GAAP to adjusted earnings (loss) per ADS - basic
GAAP earnings (loss) per ADS - basic	$0.87	$(1.15)	$0.89	$(3.56)
Plus: Share-based compensation expenses	1.39	1.25	2.29	2.10
Plus: Depreciation	0.28	0.23	0.57	0.46
Plus: Amortization of intangibles	0.05	0.01	0.06	0.02
Plus: Other	0.01	0.00	0.01	0.00
Plus: Impairment of equity investments	0.03	0.00	0.14	0.00
Plus: Discrete tax items	(0.13)	0.01	(0.08)	0.02
Plus: Income tax effect of non-GAAP adjustments	(0.16)	(0.13)	(0.27)	(0.22)
Adjusted earnings (loss) per ADS - basic	$2.33	$0.22	$3.61	$(1.17)

Reconciliation of GAAP to adjusted earnings (loss) per ADS - diluted
GAAP earnings (loss) per ADS - diluted[1]	$0.84	$(1.13)	$0.85	$(3.56)
Plus: Share-based compensation expenses	1.34	1.23	2.20	2.10
Plus: Depreciation	0.27	0.22	0.55	0.46
Plus: Amortization of intangibles	0.05	0.01	0.06	0.02
Plus: Other	0.01	0.00	0.01	0.00
Plus: Impairment of equity investments	0.03	0.00	0.14	0.00
Plus: Discrete tax items	(0.13)	0.01	(0.08)	0.02
Plus: Income tax effect of non-GAAP adjustments	(0.16)	(0.13)	(0.26)	(0.22)
Adjusted earnings (loss) per ADS - diluted	$2.25	$0.22	$3.48	$(1.17)
1.For the second quarter of 2024, GAAP diluted loss per ADS includes $0.02 loss per ADS attributable to the dilutive ADS outstanding for purposes of this reconciliation. As the Company was in a GAAP net loss position no diluted weighted average shares outstanding were calculated for US GAAP purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Free Cash Flow (Non-GAAP):
Net cash provided by (used in) operating activities (GAAP)	$263,598	$(95,588)	$307,680	$(404,160)
Less: Purchases of property, plant and equipment	(43,826)	(109,950)	(100,233)	(266,528)
Free Cash Flow (Non-GAAP)	$219,772	$(205,538)	$207,447	$(670,688)
Liquidity and Capital Resources
The following table represents our cash and debt balances as of June 30, 2025 and December 31, 2024:

	As of
	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$2,786,086	$2,638,747
Total debt	$954,485	$1,018,013
To date, we have financed our operations and investments in long-term assets principally through proceeds from public and private offerings of our securities, proceeds from debt and our collaborations, and since the third quarter of 2024 cash flow from operations. Based on our current operating plan, we expect that our operating cash flows and existing cash and cash equivalents will enable us to fund our operating expenses and planned long-term investments for at least the next 12 months after the date that the financial statements included in this report are issued. We have also financed our operations and investments with proceeds from debt primarily incurred through various banks by both our subsidiaries and the Parent Company of $954.5 million as of June 30, 2025. We paid down $71.1 million of the debt in the six months ended June 30, 2025 using existing cash. The majority of those debt obligations, or approximately $672.3 million, owed by BeOne Medicines Ltd. mature within the next 12 months. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations on a consolidated basis.
On December 15, 2021, we completed our initial public offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”). As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors. As of June 30, 2025, we had cash remaining related to the STAR Offering proceeds of $359.5 million.
The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$2,638,747	$3,185,984
Net cash provided by (used in) operating activities	307,680	(404,160)
Net cash used in investing activities	(188,546)	(320,863)
Net cash provided by financing activities	1,248	185,310
Net effect of foreign exchange rate changes	26,957	(28,340)
Net increase (decrease) in cash, cash equivalents, and restricted cash	147,339	(568,053)
Cash, cash equivalents and restricted cash at end of period	$2,786,086	$2,617,931
Operating Activities
Cash provided by operating activities improved $711.8 million in the six months ended June 30, 2025, versus the prior year period due to our significantly improved revenue and $359.7 million of increase in gross margin in the current year period, offset by continued funding of our development pipeline and commercial operations, and increasing working capital to support our global expansion.

Investing Activities
Investing activities used $188.5 million of cash in the six months ended June 30, 2025, compared to $320.9 million in the prior year period due primarily to a decrease in capital expenditures, partially offset by an increase in acquired in-process research and development and regulatory milestone payments.
Financing Activities
Financing activities provided $1.2 million of cash in the six months ended June 30, 2025, compared to $185.3 million in the prior year period due primarily to a net reduction in debt borrowings in the current year period and higher payroll tax payments upon vesting of share-based compensation awards, partially offset by higher proceeds from option exercises and employee share purchase plan.
Our borrowing and repayment cycle is dictated by the short-term maturities of our debt and the ability to increase our borrowings, if necessary, is dependent on interest rates, credit spreads, bank lending capacity and other factors. We expect to repay approximately $808.4 million of loans in the next 12 months and expect to be able to re-finance those on a consistent basis with our historical experience, with the cost of those borrowings depending on prevailing interest rates and credit spreads.
Effects of Exchange Rates on Cash
As noted above, we hold RMB denominated cash in our Parent Company (largely arising from the STAR Offering) and incur foreign currency gains or losses when remeasuring such cash to the U.S. dollar. In the six months ended June 30, 2025, we incurred realized gains on cash of $6.5 million that is included in the reconciling items between net income and net cash provided by operating activities on the consolidated statements of cash flows primarily related to the remeasurement of RMB denominated cash to USD. The RMB denominated cash in our Parent Company, however, is required to be used to fund RMB denominated expenditures and thus foreign currency gains or losses on such cash does not affect our ability to fund those expenditures.
We also have substantial operations in China and Europe, where the functional currency is the RMB and Euro, and as such the net cash flows are translated to the U.S. dollar for financial reporting. This process generates translation gains and losses primarily on RMB-denominated cash held in China and Euro-denominated cash held in Europe that are included in the effects of foreign exchange rate changes on the consolidated statements of cash flows, as such translation gains and losses are excluded from cash flows from operating, investing and financing activities.
Future Liquidity and Material Cash Requirements
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with cash on hand.
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of June 30, 2025:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$79,054	$10,608	$68,446
Purchase commitments	130,087	105,910	24,177
Debt obligations	954,485	808,394	146,091
Interest on debt	39,869	28,533	11,336
Co-development funding commitment	242,916	220,869	22,047
Funding commitment	6,740	2,298	4,442
Capital commitments	62,029	62,029	—
Total	$1,515,180	$1,238,641	$276,539

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
Purchase Commitments
As of June 30, 2025, non-cancellable purchase commitments amounted to $130.1 million, of which $32.6 million related to minimum purchase requirements for supply purchased from contract manufacturers and $97.5 million related to binding purchase obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months are $808.4 million. Total long-term debt obligations are $146.1 million. We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. However, our debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact our ability to refinance debt obligations if an event of default occurs. As of June 30, 2025, we were in compliance with all covenants of our material debt agreements. See above regarding Liquidity and Capital Resources and Note 10 in the Notes to the Condensed Consolidated Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Co-Development Funding Commitment
Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of June 30, 2025, our remaining co-development funding commitment was $242.9 million.
Funding Commitment
Funding commitment represents our committed capital related to equity investments. As of June 30, 2025, our remaining capital commitment was $6.7 million and is expected to be paid from time to time over the investment period.
Capital Commitments
We had capital commitments amounting to $62.0 million for the acquisition of property, plant and equipment as of June 30, 2025, related to various facilities across the globe, including the manufacturing and clinical R&D campus in Hopewell, New Jersey.
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

There have been no material changes to our critical accounting policies as of and for the three and six months ended June 30, 2025, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
For new accounting policies adopted during the three and six months ended June 30, 2025, see “Part I—Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $615.4 million of outstanding floating rate debt as of June 30, 2025. A 100-basis point increase in interest rates as of June 30, 2025 would increase our annual pre-tax interest expense by approximately $6.2 million.
Foreign Currency Exchange Rate Risk
China Exchange Rate Regime
RMB is not freely convertible into foreign currencies for capital account transactions. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 1.9% in the six months ended June 30, 2025 and depreciated approximately 2.8% in the year ended December 31, 2024, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
Transactional Risk
We are exposed to foreign exchange risk arising from various currency exposures when we enter into transactions denominated in foreign currencies. Our reporting currency is the U.S. dollar, and our most significant functional currencies are the U.S. dollar and the RMB. A portion of our operating transactions and monetary assets and liabilities are in currencies other than the U.S. dollar and RMB, primarily the U.S. dollar against the RMB, Euro, and Australian dollar. During the six months ended June 30, 2025 and 2024, we recognized $6.5 million of foreign exchange gains and $13.5 million of foreign exchange losses, respectively, resulting from changes in the value of the U.S. Dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. dollar functional currency entities, including the Parent Company. As of June 30, 2025, the Parent Company held RMB-denominated deposits of $128.9 million. A hypothetical 10% appreciation in the U.S. dollar exchange rate compared with the RMB as of June 30, 2025 would have resulted in an increase in foreign exchange loss of approximately $11.7 million.
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

Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2025, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims of a nature considered ordinary course in our business, including the intellectual property litigation described herein. Most of the issues raised by such claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these legal proceedings, see “Part II—Item 1A—Risk Factors” of this Quarterly Report, including the discussion under the heading entitled “Risks Related to Our Intellectual Property.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Pharmacyclics Litigation
On June 13, 2023, Pharmacyclics LLC (“Pharmacyclics”) filed a complaint in the U.S. District Court for the District of Delaware (the “Court”) against the Company and its subsidiary, BeiGene USA, Inc., which subsequently changed its name to BeOne Medicines USA, Inc., alleging that BRUKINSA infringes Pharmacyclics’ U.S Patent No. 11,672,803 issued on June 13, 2023 (the “‘803 patent”). Pharmacyclics seeks a declaration of infringement, unspecified monetary damages and other relief. The Company intends to vigorously defend against the claims.
On October 12, 2023, the Court entered a joint stipulation filed by the parties to stay the infringement suit pending resolution of a petition for post-grant review (“PGR”) of the ‘803 Patent with the U.S. Patent and Trademark Office (the “USPTO”) that was later filed by the Company on November 1, 2023. On May 1, 2024, the USPTO granted the Company’s PGR petition. On April 29, 2025, the USPTO issued a Final Written Decision (“FWD”) that invalidated all challenged claims of the ‘803 patent. On May 29, 2025, Pharmacyclics filed a request for Director Review of the USPTO’s FWD. On July 17, 2025, the USPTO denied Pharmacyclics’ request.
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
•Your rights as a shareholder changed as a result of the Continuation.
•As a result of increased shareholder voting requirements following the Continuation, we have less flexibility with respect to certain aspects of capital management than previously.
•The Continuation has resulted in and may continue to result in additional direct and indirect costs.

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
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available from government health administration authorities, private health insurers and other organizations. In the U.S. and other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our medicines will depend substantially on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third-party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. For additional information, please see the section of our Annual Report titled “Part I—Item 1—Business—Government Regulation—U.S. Regulation—Pharmaceutical Coverage, Pricing, and Reimbursement.”

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
On April 15, 2025, the Trump Administration published Executive Order 14273 (90 Fed. Reg. 16441), “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the U.S. Department of Health and Human Services to take steps to reduce drug prices. On May 12, 2025, the Administration published Executive Order 14297 (90 Fed. Reg. 20749), “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs certain executive officials to “communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations” and directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.”

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards and similar entities.
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
For example, in April 2025, the U.S. imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. While certain tariffs have been subsequently suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Furthermore, increased tariffs may make certain products no longer commercially viable. These and other risks, including the risks described in “Risks Related to Our Doing Business in the PRC”, may materially adversely affect our ability to attain or sustain revenue in international markets.
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
Healthcare providers, physicians and others play a primary role in the recommendation and prescription of our approved products. Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business. For additional information, please see the section of our Annual Report, titled “Part I—Item 1—Business—Government Regulation—U.S. Regulation—Other U.S. Healthcare Laws and Compliance Requirements.”
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA, and comparable regulatory authority requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA, BLA or other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, in 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China previously supplied to us by BMS, and the drug was subsequently recalled by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the U.S.
The regulatory approvals for our medicines and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the medicine’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the medicine or drug candidate. Failure to exhibit due diligence when conducting post-marketing requirements could result in withdrawal of approval for products. The FDA, NMPA, EMA, or comparable regulatory authorities may also require a Risk Evaluation Mitigation Strategy (“REMS”) program or comparable program as a condition of approval of our drug candidates or following approval. In addition, if the FDA, NMPA, EMA, or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and GCP for any clinical trials that we conduct post-approval.

The FDA, NMPA, EMA, or comparable regulatory authorities may seek to impose a consent decree or withdraw marketing approval if compliance with regulatory requirements is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our medicines or drug candidates or with our drug’s manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of our medicines, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, untitled or warning letters, or holds on clinical trials;
•refusal by the FDA, NMPA, EMA, or comparable regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals or withdrawal of approvals;
•product seizure or detention, or refusal to permit the import or export of our medicines and drug candidates; and
•injunctions or the imposition of civil or criminal penalties.
The FDA, NMPA, EMA, and other regulatory authorities strictly regulate the marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for their approved indications and for use in accordance with the provisions of the approved label. The FDA, NMPA, EMA, and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, NMPA, EMA, and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad, particularly in China, where the regulatory environment is constantly evolving. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.
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
In the U.S., China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. For example, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our medicines and drug candidates. For additional information, please see the section of our Annual Report titled “Part I – Item 1 – Business – Government Regulation – U.S. Regulation – Healthcare Reform.”
Furthermore, the Creating and Restoring Equal Access to Equivalent Samples Act, requires sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.
In addition, proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, the FDA works with states and Indian Tribes that propose to develop importation programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. In January 2024, the FDA issued to Florida the first approval for a state importation plan and several states have pending applications with the FDA. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. For additional information, please see the section of our Annual Report titled “Part I—Item 1—Business—Government Regulation—U.S. Regulation—Healthcare Reform.”
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
Risks Related to Our Financial Position and Need for Additional Capital
*We have historically incurred significant net losses and may incur net losses in the future.
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, other than periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $8.5 billion and $8.6 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $0.1 billion, $1.2 billion and $1.5 billion of net cash during the years ended December 31, 2024, 2023 and 2022, respectively. Our operating activities provided approximately $308 million of net cash during the six months ended June 30, 2025 and used approximately $404 million of net cash during the six months ended June 30, 2024, respectively. We recorded negative net cash flows from operating activities in 2024, 2023 and 2022 primarily due to our net losses of $0.6 billion, $0.9 billion and $2.0 billion, respectively. We cannot assure you that we will be able to continue to generate positive cash flows from operating activities in the future.
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
As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At June 30, 2025, we had approximately $863.3 million invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had no short-term investments, cash and cash equivalents of $2.8 billion and restricted cash of $30.0 million as of June 30, 2025, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of June 30, 2025, we held no short-term investments. To the extent we invest in U.S. Treasury securities as short-term investments in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China, and the global development and commercialization in China of a portfolio of Amgen’s clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. In connection with our ongoing assessment of the collaboration agreement cost-share contributions, we determined that our further investment in the development of LUMAKRAS® (sotorasib) (“AMG 510”), a first-in-class KRAS G12C inhibitor, was no longer commercially viable for BeOne. As a result, in February 2023, we entered into an amendment to the collaboration agreement to (i) stop sharing costs with Amgen for the further development of AMG 510 during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the termination of AMG 510 from the Amgen Collaboration Agreement. Additionally, for the period between 2020 and 2022, we were advised by Amgen that its applications to the Human Genetic Resources Administration of China (“HGRAC”) to obtain approval to conduct clinical studies in China for the pipeline assets were delayed. Approval from the HGRAC is required for the initiation of clinical trials involving the collection of human genetic materials in China. We do not expect the previous HGRAC delay to affect the conduct of the clinical trials in China for our drug candidates. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
The legal and regulatory landscape around data privacy is rapidly changing with countries, states and other localities passing new laws and regulations every year. For example, the U.S. Department of Justice (“the DOJ”) issued regulations implementing Executive Order (“EO”) 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” which became effective in April 2025 and prohibit certain transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong and Macau), Cuba, Iran, North Korea, Russia, and Venezuela. For instance, the DOJ’s regulations prohibit transactions involving human genomic data and biospecimens of more than 100 U.S. individuals, except where necessary for specified exempt activities, such as for regulatory approvals, clinical investigations in support of FDA applications, and post-marketing surveillance. Tracking and complying with these laws and regulations requires significant time and expenses and could materially affect our business. By way of example and without limitation, these laws may require updating of contracts, informed consent forms, clinical trial protocols and privacy notices; changes to company procedures and corporate structures; limiting what personal information we collect, who has access to it and how/where we use it; performing internal assessments; changes to the security and hosting solution of our systems; changes to vendors and other third parties that we work with; specific reporting and remediation efforts in the event of a data breach; and even opening our business up for external assessments by government bodies.

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
*Future operating results could be negatively affected by changes in tax rates, the adoption of new tax legislation in the jurisdictions in which we operate, or exposure to additional tax liabilities.
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

It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. According to Article 177 of the PRC Securities Law, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory, which may increase the difficulties you face in protecting your interests. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a mutual and practical cooperation mechanism. For risks associated with investing in us as a Swiss company, see the risk factor titled “As we are now a Swiss company, our shareholders have broader rights in certain aspects than they would have under Hong Kong law, Chinese law, U.S. law, or previously applicable Cayman Islands law. While these enhanced rights offer increased shareholder participation, our flexibility to swiftly implement certain initiatives or strategies may be limited, and situations may arise where greater flexibility could otherwise provide meaningful benefits to our shareholders.”
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
We are a holding company incorporated in Switzerland, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2025 and December 31, 2024, these restricted assets totaled $1.9 billion and $1.7 billion, respectively.
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
Pursuant to an arrangement between mainland China and the Hong Kong Special Administrative Region (the “Hong Kong Tax Treaty”) and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from PRC entities provided that the recipient holds at least 25% shares of the PRC entities and can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The China government has adopted multiple regulations which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” We own the PRC subsidiaries through BeOne Medicines (Hong Kong) Co., Limited (“BeOne HK”), a company incorporated under the laws of Hong Kong on November 22, 2010 and a wholly-owned subsidiary of the Company. BeOne HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.

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
Although BeOne Medicines Ltd. does not have a PRC enterprise or enterprise group as its primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of these regulations, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in the regulations to evaluate the tax residence status of BeOne Medicines Ltd. and its subsidiaries organized outside of the PRC.
We are not aware of any offshore holding company with a corporate structure similar to ours that has been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we do not believe that our company or any of our overseas subsidiaries should be treated as a PRC resident enterprise. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our Swiss holding company is a resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow and we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as to PRC enterprise income tax reporting obligations. If we are deemed a PRC resident enterprise, dividends paid on our shares and any gain realized from the transfer of our ordinary shares may be treated as income derived from sources within the PRC. As a result, dividends paid to non-PRC resident enterprise ADS holders or shareholders may be subject to PRC withholding tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders) and gains realized by non-PRC resident enterprises ADS holders or shareholders from the transfer of our ordinary shares or ADSs may be subject to PRC tax at a rate of 10% (or 20% in the case of non-PRC individual ADS holders or shareholders), which may be reduced or exempted according to relevant tax treaties between PRC and the non-PRC resident enterprise/individual ADS holders’ or shareholders’ tax resident jurisdictions.

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

*Future sales of our ordinary shares, ADSs, and/or RMB Shares in the public market could cause the ordinary share, ADS, and/or RMB Share price to fall.
The price of our ordinary shares, ADSs, and/or RMB Shares could decline as a result of sales of a large number of the ordinary shares, ADSs, and/or RMB Shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of August 1, 2025, 1,430,372,987 ordinary shares, par value $0.0001 per share, were outstanding, of which 709,335,614 ordinary shares were held in the form of 54,564,278 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
We filed a registration statement on Form S-3 with the SEC on behalf of certain shareholders on May 9, 2023, as amended by the Post-Effective Amendment No. 1 filed with the SEC on May 27, 2025, registering 183,209,748 ordinary shares, including 128,104,537 ordinary shares in the form of 9,854,195 ADSs to be resold by the selling shareholders identified therein and in any related prospectus supplement from time to time. Amgen also has specified registration rights pursuant to its share purchase agreement. Furthermore, we have registered or plan to register the offer and sale of all securities that we have issued and may issue in the future under our equity compensation plans, including upon the exercise of share options and vesting of restricted share units and under our employee share purchase plan. If these additional securities are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares, ADSs and/or RMB Shares could decline.
In addition, in the future, we may issue additional ordinary shares, ADSs, RMB Shares, or other equity or debt securities convertible into ordinary shares, ADSs, or RMB Shares, in connection with a financing, acquisition, license, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause the ordinary share, ADS, and/or RMB Share price to decline.
*The triple listing of our ADSs, ordinary shares and RMB Shares may adversely affect the liquidity and value of our ADSs, ordinary shares and/or RMB Shares and lead to increased compliance obligations and costs.
Our ADSs are traded on Nasdaq, our ordinary shares maintained on our Swiss share register in Switzerland and Hong Kong share register in Hong Kong, are traded on the HKEx, and our RMB Shares are traded on the STAR Market. The triple listing of our ADSs, ordinary shares and RMB Shares may dilute the liquidity of these securities in one or all three markets and may adversely affect the maintenance of an active trading market for ADSs in the U.S., the ordinary shares in Hong Kong, and/or the RMB Shares in the PRC. The price of our ADSs, ordinary shares and/or RMB Shares could also be adversely affected by trading of our securities on other markets. We may decide at some point in the future to delist our securities from one or more of the stock exchanges where they are currently traded, subject to our shareholders’ approval if required. We cannot predict the effect such delisting of our securities from one or more of the stock exchanges would have on the market price of our securities on the other stock exchanges. Additionally, the listing and trading of our equity securities in multiple jurisdictions and multiple markets have resulted in increased compliance obligations and costs for us, and we may face the risk of significant intervention by regulatory authorities in these jurisdictions and markets, such as inquiries, investigations, enforcement actions and other regulatory proceedings by regulatory authorities. In addition, we may be subject to securities litigation filed with the courts in China by investors with respect to RMB Shares traded on the STAR Market.
*Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of the ordinary shares, ADSs and/or RMB Shares for return on your investment.
We intend to retain most, if not all, of our available funds and earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our ordinary shares, ADSs and/or RMB Shares as a source for any future dividend income.
Any future distribution of dividends will be subject to approval by shareholders at a general meeting based on a proposal by the board of directors in accordance with Swiss law. The proposal by the board of directors to shareholders to approve a declaration of a dividend will depend, among other things, upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors deemed relevant by our board of directors.

Even if our board of directors decides to propose to shareholders to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend, among other things, on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual and regulatory restrictions, and other factors deemed relevant by our board of directors. In addition, payment of future dividends, if any, is subject to certain limitations pursuant to Swiss law or by our articles of association. Accordingly, the return on your investment in our ordinary shares, ADSs and/or RMB Shares will likely depend entirely upon any future price appreciation of our ordinary shares, ADSs and/or RMB Shares. There is no guarantee that our ordinary shares, ADSs and/or RMB Shares will appreciate in value or even maintain the price at which you purchased our ordinary shares, ADSs and/or RMB Shares. You may not realize a return on your investment in our ordinary shares, ADSs and/or RMB Shares and you may even lose your entire investment in our ordinary shares, ADSs and/or RMB Shares.
If securities or industry analysts do not continue to publish research, or publish inaccurate or unfavorable research about our business, the market price for the ordinary shares, ADSs and/or RMB Shares and trading volume could decline.
The trading market for our ordinary shares, ADSs and RMB Shares relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. If research analysts do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades our ordinary shares, ADSs and/or RMB Shares or publishes inaccurate or unfavorable research about our business, the market price for our ordinary shares, ADSs and/or RMB Shares would likely decline. Historically, we are aware of instances in which analysts have published inaccurate research about our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our ordinary shares, ADSs and/or RMB Shares to decline significantly.
*As we are now a Swiss company, our shareholders have broader rights in certain aspects than they would have under Hong Kong law, Chinese law, U.S. law, or previously applicable Cayman Islands law. While these enhanced rights offer increased shareholder participation, our flexibility to swiftly implement certain initiatives or strategies may be limited, and situations may arise where greater flexibility could otherwise provide meaningful benefits to our shareholders.
We are now a corporation (Aktiengesellschaft) organized under Swiss law. Our corporate affairs are governed by our Swiss articles of association (as may be amended from time to time) (the “Swiss Articles”), our organizational regulations (as may be amended from time to time), and the laws of Switzerland, in particular the Swiss Code of Obligations (Obligationenrecht).
Under Swiss law, shareholder rights are broader than those under Cayman Islands law previously applicable to us before the Continuation. For example, shareholder approval is required for all dividend distributions, subject to the Company having sufficient distributable reserves. The board of directors cannot unilaterally declare dividends, unlike under Hong Kong, Delaware, or Cayman Islands law, which give the board of directors discretion to directly declare dividends, providing more flexibility.
Furthermore, under Swiss law, a staggered or classified board is not permitted and all directors are elected annually, which could increase board turnover and potentially reduce continuity and stability in management. Under Hong Kong, Delaware, and Cayman Islands law, staggered boards are allowed, which may provide greater stability. These and other Swiss law requirements could limit our flexibility to swiftly implement certain initiatives or strategies that could otherwise provide meaningful benefits to our shareholders.
*As we are a Swiss company, our shareholders may face difficulties in enforcing their interests.
As we are a Swiss company, our shareholders may not have standing to initiate a derivative action in a Hong Kong, mainland China, or U.S. federal court. As a result, shareholders may be limited in their ability to protect their interests if they are harmed in a manner that would otherwise enable them to sue in a U.S. federal court. In addition, shareholders of Swiss companies may not have standing to initiate a shareholder derivative action in Hong Kong, mainland China, or U.S. federal courts.

Some of our directors and executive officers reside outside of Hong Kong and the U.S. and a substantial portion of their assets are located outside of Hong Kong and the U.S. As a result, it may be difficult or impossible for shareholders to bring an action against us or against these individuals in Hong Kong or in the U.S. in the event that shareholders believe that their rights have been infringed under the securities laws of Hong Kong, the U.S. or otherwise. In addition, some of our directors and executive officers reside outside of China. To the extent our directors and executive officers reside outside of China or their assets are located outside of China, it may not be possible for investors to effect service of process upon us or our management inside China. Even if shareholders are successful in bringing an action, the laws of Switzerland and China may render them unable to enforce a judgment against our assets or the assets of our directors and officers. Swiss courts may recognize judgments obtained in the U.S., Hong Kong, or mainland China under certain conditions, but may not fully enforce punitive damages awarded.
As a result of the above, shareholders may have more difficulty protecting their interests in the face of actions taken by management, members of the board of directors than they would as shareholders of a Hong Kong company, a Chinese company, or a U.S. company.
*Voting rights of our ADS holders are limited by the terms of the deposit agreement. The depositary for the ADSs will give us a discretionary proxy to vote the ordinary shares underlying our ADS holders’ ADSs if they do not vote at shareholders’ meetings, except in limited circumstances, which could adversely affect their interests.
Holders of our ADSs may exercise their voting rights with respect to the ordinary shares underlying their ADSs only in accordance with the provisions of the deposit agreement. Upon receipt of voting instructions from ADS holders in the manner set forth in the deposit agreement, the depositary for the ADSs will endeavor to vote the holder’s underlying ordinary shares in accordance with these instructions. Under our articles of association, the minimum notice period required for convening an annual general meeting or an extraordinary general meeting is 21 calendar days. When a general meeting is convened, ADS holders may not receive sufficient notice of a shareholders’ meeting to permit them to withdraw their ordinary shares to allow them to cast their vote with respect to any specific matter at the meeting. In addition, the depositary and its agents may not be able to send voting instructions to ADS holders or carry out their voting instructions in a timely manner. We will make reasonable efforts to cause the depositary to extend voting rights to our ADS holders in a timely manner, but our ADS holders may not receive the voting materials in time to ensure that they can vote or instruct their agent to vote their shares.
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
Our Swiss Articles include provisions that could limit the ability of others to acquire control of our Company, which could have the effect of depriving our shareholders of an opportunity to sell their shares, at a premium over prevailing market prices by discouraging third parties from seeking to obtain control in a tender offer or similar transaction.
For example, in new share issuances, our board of directors has the authority, without further action by our shareholders, to limit or withdraw subscription rights of existing shareholders and allocate such rights to third parties, the Company, or its group companies for various reasons, including raising equity capital quickly, acquiring enterprises or products, expanding the shareholder base, or defending against a takeover bid.
Further, our Swiss Articles require a majority of all shares entitled to vote at the relevant general meeting of shareholders to pass resolutions on the removal of board members during their one-year term of office. This threshold makes it difficult for a potential acquirer to remove existing directors during their one-year term and replace them with their own nominees.

*Our Swiss Articles designate specific courts as the exclusive forum for any disputes that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers, or other employees.
Our Swiss Articles provide that our place of incorporation in Basel, Switzerland, will be the exclusive forum for any disputes arising under, out of, in connection with, or related to the corporate relationship. As a result, any derivative action or proceeding brought on behalf of us asserting a claim of breach of a fiduciary duty owed by any director or officer of us to the Company and our shareholders, can only be brought in the courts of Basel, Switzerland. Our Swiss Articles further state that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”) and provide that any person or entity purchasing or otherwise acquiring any interest in any of our securities is bound by these provisions; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with U.S. federal securities laws and rules and regulations thereunder.
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
*The depositary for the ADSs is entitled to charge holders fees for various services, including annual service fees.
The depositary for the ADSs is entitled to charge holders fees for various services, including for the issuance of ADSs upon deposit of ordinary shares, cancellation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs, registration of ADS transfers, conversion of ADSs of one series for ADSs of another series, and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company (“DTC”), the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 37% of our outstanding ordinary shares as of August 1, 2025. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.

We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” (a “PFIC”) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the composition of our income and assets, we believe that we were not a PFIC for the taxable year ended December 31, 2024. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years.
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
Risks Related to Our Continuation to Switzerland
*Your rights as a shareholder changed as a result of the Continuation.
Effective May 27, 2025, we changed our jurisdiction of incorporation from the Cayman Islands to Switzerland through a transaction known as a continuation under Section 206 of the Companies Act (as amended) of the Cayman Islands and Article 161 of the Swiss Federal Code on Private International Law (such transaction, the “Continuation”). Because of differences in Swiss law and Cayman Islands law and certain changes that were made to our governing documents in connection with the Continuation, your rights as a shareholder have changed. For a description of these differences, see “Proposal No. 1: Approval of the Continuation — Comparison of Shareholder Rights” in the proxy statement/prospectus filed with the SEC on March 10, 2025.

*As a result of increased shareholder voting requirements following the Continuation, we have less flexibility with respect to certain aspects of capital management than previously.
Under Cayman Islands law, our directors were permitted to issue, without shareholder approval, any ordinary shares authorized in our then-effective amended and restated articles of association that were not issued or reserved. In addition, our board of directors had the right, subject to statutory limitations, to declare and pay dividends on our ordinary shares without a shareholder vote.
Under our Swiss Articles, our shareholders pre-authorized our board of directors to issue new registered shares of the Company for general corporate purposes based on the capital band, and for convertible instruments and long-term incentive plan purposes based on conditional capital, in each case without additional shareholder approval. However, the shareholder authorization for general corporate purposes based on the capital band must be renewed by the shareholders at least every five years, and both the authorizations under the capital band and the conditional capital are limited to 50% of a company’s stated capital. Swiss law also reserves for approval by shareholders many corporate actions over which our board of directors previously had authority under Cayman Islands Law. For example, dividends must be approved by shareholders. While we do not believe that the differences between Cayman Islands law and Swiss law relating to our capital management will have an adverse effect on our Company, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.
*The Continuation has resulted in and may continue to result in additional direct and indirect costs.
The Continuation has resulted in and may continue to result in additional direct costs. Following the Continuation, we expect to hold a large portion of meetings of our board of directors and management strategy meetings as well as our annual general meetings in Basel. We also plan to continue expanding our physical presence in Switzerland. With that, we will further strengthen our presence in Switzerland. We will incur additional costs and expenses, primarily Swiss tax and professional fees, to comply with Swiss corporate and tax laws. We may continue to experience indirect costs if management and employees’ attention is diverted from our business or if the administrative complexity associated with the new structure leads to increased administrative costs and expenses.
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
Under current Swiss law, distributions made out of capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. We had qualifying capital contribution reserves in the amount of approximately US$11-12 billion available for distribution not subject to Swiss withholding tax as of the effective date of the Continuation. However, there can be no assurances that the Swiss withholding rules will not be changed in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration. Further, over the long term, the amount of qualifying contribution reserves available may be limited. If we are unable to make a distribution out of qualifying capital contribution reserves, then any dividends paid will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the U.S. and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (the “U.S.-Swiss Treaty”), may apply for a refund of the tax withheld in excess of the 15% treaty rate (or for a full refund in case of qualified pension funds or a refund in excess of the 5% treaty rate if you are a corporate shareholder that directly holds at least 10% of our capital). A China Holder that qualifies for benefits under the Agreement between the Government of the People’s Republic of China and the Swiss Federal Council for the Avoidance of Double Taxation with Respect to Taxes on Income and on Capital (“PRC-Swiss Treaty”) may apply for a refund of the tax withheld in excess of the 10% or 5% treaty rate (as applicable). A Hong Kong shareholder that qualifies for benefits under the Agreement between the Government of the Hong Kong Special Administrative Region of the People’s Republic of China and the Swiss Federal Council for the Avoidance of Double Taxation with respect to Taxes on Income (“Hong Kong-Swiss Treaty”) may apply for a refund of the tax withheld in excess of the 10% treaty rate (or a full refund in case of specific qualified persons, including, a pension fund, or a corporate shareholder that directly holds at least 10% our capital). Subject to applicable laws and regulations, this may also apply to other shareholders that are entitled to a dividend withholding tax rate lower than the Swiss withholding tax rate under the tax treaties between the shareholders’ own tax residency jurisdictions and Switzerland. Switzerland currently has concluded more than 100 tax treaties with the same treatment regarding the refund of Swiss withholding taxes.
Under current Swiss law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value plus qualifying capital contributions reserves and the repurchase price, irrespective of the tax residency of the shareholder. The repurchase of shares for purposes other than capital reduction, such as to retain as treasury shares for use in connection with equity incentive plans, convertible debt, similar instruments or acquisitions, will not be subject to the 35% Swiss withholding tax, irrespective of the tax residency of the shareholder, provided the total treasury shares do not exceed 10% or 20% (as applicable) of the share capital. Any portion of the repurchase price attributable to par value or qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration will not be subject to the 35% Swiss withholding tax. See “Proposal No. 1: Approval of the Continuation — Material Tax Considerations — Taxation of Shareholders Subsequent to the Continuation — Swiss Taxation” in the proxy statement/prospectus filed with the SEC on March 10, 2025.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Chan Lee (Senior Vice President, General Counsel)	Adoption (May 14, 2025)	Rule 10b5-1 trading arrangement	Sale	August 13, 2026
Up to 36,671 ADSs plus an additional number of ADSs subject to restricted share units (“RSUs”) equal to the net number of ADSs resulting from applicable RSU vestings after sell-to-cover for withholding tax.

Dr. Xiaobin Wu (President, Chief Operating Officer)	Modification (May 14, 2025)	Rule 10b5-1 trading arrangement	Sale	August 13, 2026	Up to 89,794 ADSs.
Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
3.1	Articles of Association of BeOne Medicines Ltd., effective May 27, 2025.		8-K12G3 (Exhibit 3.1)	5/27/2025	000-56752
3.2	Organizational Regulations of BeOne Medicines Ltd., effective May 27, 2025.		8-K12G3 (Exhibit 3.2)	5/27/2025	000-56752
4.1.1	Amended and Restated Deposit Agreement, dated May 27, 2025, by and between the Company and Citibank, N.A., and the Form of American Depositary Receipt thereunder.		8-K12G3 (Exhibit 4.1.1)	5/27/2025	000-56752
.2	Form of American Depositary Receipt under the Amended and Restated Deposit Agreement (included in Exhibit 4.1.1)		8-K12G3 (Exhibit 4.1.2)	5/27/2025	000-56752
.3	Amended and Restated Restricted ADS Letter Agreement, dated May 27, 2025, by and between the Company and Citibank, N.A.		8-K12G3 (Exhibit 4.1.3)	5/27/2025	000-56752
.4	Amended and Restated Letter Agreement, dated May 27, 2025, by and between the Company and Citibank, N.A.		8-K12G3 (Exhibit 4.1.4)	5/27/2025	000-56752
.5	Amended and Restated Supplemental Letter Agreement, dated May 27, 2025, by and between the Company and Citibank, N.A.		8-K12G3 (Exhibit 4.1.5)	5/27/2025	000-56752
10.1#	Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines USA, Inc. and John V. Oyler.		8-K12G3 (Exhibit 10.1)	5/27/2025	000-56752
10.2#	Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines (Beijing) Co., Ltd. and Xiaobin Wu.		8-K12G3 (Exhibit 10.2)	5/27/2025	000-56752
10.3#	Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines USA, Inc. and Aaron Rosenberg.		8-K12G3 (Exhibit 10.3)	5/27/2025	000-56752
10.4#	Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines (Shanghai) Co., Ltd. and Lai Wang.		8-K12G3 (Exhibit 10.4)	5/27/2025	000-56752
10.5#	Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines USA, Inc. and Chan Lee.		8-K12G3 (Exhibit 10.5)	5/27/2025	000-56752
10.6#	Form of Indemnification Agreement, entered into between the Company and its directors and officers.		8-K12G3 (Exhibit 10.6)	5/27/2025	000-56752
10.7#	Consulting Agreement, effective May 27, 2025, by and between BeOne Medicines USA, Inc. and Xiaodong Wang.		8-K12G3 (Exhibit 10.7)	5/27/2025	000-56752

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.8#	Independent Non-Executive Director Compensation Policy, as amended		POS AM No. 1 to Registration Statement on Form S-4 (Exhibit 10.10)	5/27/2025	333-281324
10.9#	2011 Option Plan, as amended and form of option agreement thereunder		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.1)	5/27/2025	333-279980
10.10#	Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.1)	5/27/2025	333-279980
10.11#	Form of Global Performance Share Unit Award Agreement for Employees under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.2)	5/27/2025	333-279980
10.12#	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.3)	5/27/2025	333-279980
10.13#	Form of Global Restricted Share Unit Award Agreement for Employees under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.4)	5/27/2025	333-279980
10.14#	Form of Global Restricted Share Unit Award Agreement for Consultants under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.5)	5/27/2025	333-279980
10.15#	Form of Global Non-Qualified Share Option Agreement for Employees under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.6)	5/27/2025	333-279980
10.16#	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Third Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.9)	8/2/2023	001-37686
10.17#	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.8)	5/27/2025	333-279980
10.18#	Fifth Amended and Restated 2018 Employee Share Purchase Plan	X
10.19	Letter Agreement, dated May 9, 2025, Regarding the Collaboration Agreement, dated October 31, 2019, by and between BeiGene Switzerland GmbH and Amgen Inc.	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* Furnished herewith.
# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEONE MEDICINES LTD.

Date: August 6, 2025	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Aaron Rosenberg
Aaron Rosenberg
Chief Financial Officer
(Principal Financial Officer)