Form 10-Q
period 2025-09-30
BeOne Medicines Ltd.
filed 2025-11-06
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of November 1, 2025, 1,438,553,263 ordinary shares, par value $0.0001 per share, were outstanding, of which 703,452,724 ordinary shares were held in the form of 54,111,748 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares which are ordinary shares issued to permitted investors in China and listed on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi.
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

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2025	2024	2025	2024
		$	$	$	$
Revenues
Product revenue, net	12	1,395,013	993,447	3,805,619	2,661,511
Other revenue	3	17,271	8,152	39,244	20,906
Total revenues		1,412,284	1,001,599	3,844,863	2,682,417
Cost of sales - product		196,510	170,462	526,118	433,529
Gross profit		1,215,774	831,137	3,318,745	2,248,888
Operating expenses
Research and development		523,662	496,179	1,530,445	1,411,283
Selling, general and administrative		528,998	455,223	1,526,199	1,326,379
Total operating expenses		1,052,660	951,402	3,056,644	2,737,662
Income (loss) from operations		163,114	(120,265)	262,101	(488,774)
Interest income, net		3,029	10,643	12,374	40,028
Other (expense) income, net		(18,979)	11,318	(6,862)	1,096
Income (loss) before income taxes		147,164	(98,304)	267,613	(447,650)
Income tax expense	9	22,323	23,046	47,182	45,255
Net income (loss)		124,841	(121,350)	220,431	(492,905)

Earnings (loss) per share
Basic	13	0.09	(0.09)	0.16	(0.36)
Diluted	13	0.08	(0.09)	0.15	(0.36)
Weighted-average shares outstanding—basic		1,432,801,699	1,376,751,873	1,410,497,062	1,361,216,763
Weighted-average shares outstanding—diluted		1,488,750,354	1,376,751,873	1,465,535,004	1,361,216,763

Earnings (loss) per American Depositary Share (“ADS”)
Basic	13	1.13	(1.15)	2.03	(4.71)
Diluted	13	1.09	(1.15)	1.96	(4.71)
Weighted-average ADSs outstanding—basic		110,215,515	105,903,990	108,499,774	104,708,982
Weighted-average ADSs outstanding—diluted		114,519,258	105,903,990	112,733,462	104,708,982
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
Net income (loss)	124,841	(121,350)	220,431	(492,905)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	12,058	56,747	47,046	15,348
Other adjustments	383	202	685	573
Comprehensive income (loss)	137,282	(64,401)	268,162	(476,984)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		September 30,	December 31,
	Note	2025	2024
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		4,036,868	2,627,410
Accounts receivable, net		863,281	676,278
Inventories, net	6	531,687	494,986
Prepaid expenses and other current assets	10	232,641	192,919
Total current assets		5,664,477	3,991,593
Property, plant and equipment, net	7	1,628,114	1,578,423
Operating lease right-of-use assets		140,217	139,309
Intangible assets, net	8	63,581	51,095
Other non-current assets	10	136,197	160,490
Total non-current assets		1,968,109	1,929,317
Total assets		7,632,586	5,920,910
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		383,676	404,997
Accrued expenses and other payables	10	1,001,661	803,713
Tax payable	9	11,219	25,930
Operating lease liabilities, current portion		15,732	17,576
Research and development cost share liability, current portion	3	90,596	111,154
Sale of future royalty liability, current portion	4	52,245	—
Short-term debt	11	813,296	851,529
Total current liabilities		2,368,425	2,214,899
Non-current liabilities:
Long-term debt	11	139,571	166,484
Sale of future royalty liability, non-current portion	4	832,755	—
Operating lease liabilities, non-current portion		51,387	44,277
Deferred tax liabilities	9	47,066	42,007
Research and development cost share liability, non-current portion	3	—	54,286
Other long-term liabilities	10	64,056	66,735
Total non-current liabilities		1,134,835	373,789
Total liabilities		3,503,260	2,588,688
Commitments and contingencies	17
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 1,540,975,898 and 1,387,367,704 shares issued and 1,438,083,590 and 1,387,367,704 shares outstanding as of September 30, 2025 and December 31, 2024, respectively		144	138
Additional paid-in capital		12,616,844	12,087,908
Accumulated other comprehensive loss	15	(101,257)	(148,988)
Accumulated deficit		(8,386,405)	(8,606,836)
Total shareholders’ equity		4,129,326	3,332,222
Total liabilities and shareholders’ equity		7,632,586	5,920,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Nine Months Ended September 30,
	Note	2025	2024
		$	$
Operating activities:
Net income (loss)		220,431	(492,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense		105,702	121,516
Share-based compensation expenses	14	387,096	334,001
Acquired in-process research and development		691	—
Amortization of research and development cost share liability	3	(74,844)	(51,614)
Impairment of equity investments		34,216	—
Other items, net		9,595	11,516
Changes in operating assets and liabilities:
Accounts receivable		(167,294)	(203,744)
Inventories		(22,662)	(12,112)
Other assets		55,247	9,505
Accounts payable		(7,381)	13,536
Accrued expenses and other payables		165,886	54,638
Other liabilities		3,550	(128)
Net cash provided by (used in) operating activities		710,233	(215,791)
Investing activities:
Purchases of property, plant and equipment		(148,317)	(400,183)
Purchase of intangible asset		(20,000)	(4,674)
Proceeds from sale or maturity of investments		1,800	2,655
Purchase of in-process research and development		(60,691)	(31,800)
Other investing activities		(10,612)	(20,743)
Net cash used in investing activities		(237,820)	(454,745)
Financing activities:
Proceeds from sale of future royalties	4	885,000	—
Proceeds from long-term loan	11	—	9,053
Repayment of long-term loan	11	(21,062)	(17,581)
Proceeds from short-term loans	11	221,521	324,412
Repayment of short-term loans	11	(275,782)	(157,490)
Payments of withholding taxes from share-based awards		(24,195)	—
Proceeds from option exercises and employee share purchase plan		177,038	36,578
Other financing activities		—	3,000
Net cash provided by financing activities		962,520	197,972
Effect of foreign exchange rate changes, net		36,862	8
Net increase (decrease) in cash, cash equivalents, and restricted cash		1,471,795	(472,556)
Cash, cash equivalents, and restricted cash at beginning of period		2,638,747	3,185,984
Cash, cash equivalents, and restricted cash at end of period		4,110,542	2,713,428
Supplemental cash flow information:
Cash and cash equivalents		4,036,868	2,701,933
Short-term restricted cash		52,987	9,284
Long-term restricted cash		20,687	2,211
Income taxes paid		79,962	54,778
Interest expense paid		36,148	38,162
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		52,057	75,317
ROU assets obtained in exchange for new operating lease liabilities		19,127	29,421
Increase in equity investment from deconsolidation of a subsidiary		—	40,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares Issued	Effect of Redomiciliation[1]	Total Outstanding Shares	Ordinary Shares Issued	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Shares			$	$	$	$	$
Balance at December 31, 2024	1,387,367,704	—	1,387,367,704	138	12,087,908	(148,988)	(8,606,836)	3,332,222
Issuance of shares reserved for share option exercises	402,532	—	402,532	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	15,511,587	—	15,511,587	2	63,874	—	—	63,876
Share-based compensation	—	—	—	—	95,478	—	—	95,478
Other comprehensive income	—	—	—	—	—	6,667	—	6,667
Net income	—	—	—	—	—	—	1,270	1,270
Balance at March 31, 2025	1,403,281,823	—	1,403,281,823	140	12,247,260	(142,321)	(8,605,566)	3,499,513
Issuance of shares reserved for share option exercises[1]	109,306,902	(112,772,594)	(3,465,692)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	28,387,173	—	28,387,173	3	32,730	—	—	32,733
Share-based compensation	—	—	—	—	150,809		—	150,809
Withholding taxes from share-based awards	—	—	—	—	(35,523)	—	—	(35,523)
Other comprehensive income	—	—	—	—	—	28,623	—	28,623
Net income	—	—	—	—	—	—	94,320	94,320
Balance at June 30, 2025	1,540,975,898	(112,772,594)	1,428,203,304	143	12,395,276	(113,698)	(8,511,246)	3,770,475
Exercise of options, ESPP and release of RSUs	—	9,880,286	9,880,286	1	80,759	—	—	80,760
Share-based compensation	—	—	—	—	140,809	—	—	140,809
Other comprehensive income	—	—	—	—	—	12,441	—	12,441
Net income	—	—	—	—	—	—	124,841	124,841
Balance at September 30, 2025	1,540,975,898	(102,892,308)	1,438,083,590	144	12,616,844	(101,257)	(8,386,405)	4,129,326

Balance at December 31, 2023	1,359,513,224	—	1,359,513,224	135	11,598,688	(99,446)	(7,962,050)	3,537,327
Use of shares reserved for share option exercises	(3,634,952)	—	(3,634,952)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	3,646,097	—	3,646,097	1	15,662	—	—	15,663
Share-based compensation	—	—	—	—	88,667	—	—	88,667
Deconsolidation of a subsidiary	—		—	—	2,052	—	—	2,052
Other comprehensive loss	—	—	—	—	—	(32,198)	—	(32,198)
Net loss	—	—	—	—	—	—	(251,150)	(251,150)
Balance at March 31, 2024	1,359,524,369	—	1,359,524,369	136	11,705,069	(131,644)	(8,213,200)	3,360,361
Issuance of shares reserved for share option exercises	2,418,936	—	2,418,936	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	17,158,596	—	17,158,596	1	4,491	—	—	4,492
Share-based compensation	—	—	—	—	130,637	—	—	130,637
Other comprehensive loss	—	—	—	—	—	(8,830)	—	(8,830)
Net loss	—	—	—	—	—	—	(120,405)	(120,405)
Balance at June 30, 2024	1,379,101,901	—	1,379,101,901	137	11,840,197	(140,474)	(8,333,605)	3,366,255
Issuance of shares reserved for share option exercises	1,944,995	—	1,944,995	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	4,987,424	—	4,987,424	1	19,521	—	—	19,522
Share-based compensation	—	—	—	—	114,697	—	—	114,697
Other comprehensive income	—	—	—	—	—	56,949	—	56,949
Net loss	—	—	—	—	—	—	(121,350)	(121,350)
Balance at September 30, 2024	1,386,034,320	—	1,386,034,320	138	11,974,415	(83,525)	(8,454,955)	3,436,073

1.Upon effectiveness of the redomiciliation to Switzerland, ordinary shares (including in the form of ADS) held by the Company or one of its controlled subsidiaries immediately prior to the effective date of the redomiciliation became part of the Company’s issued but not outstanding share capital and are considered ordinary shares of the Company, or “treasury shares” under Swiss law. The Company expects to use these treasury shares in the future to satisfy obligations to deliver shares in connection with awards granted under the Company’s equity incentive plans and agreements.
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
Formerly known as BeiGene, Ltd., BeOne Medicines Ltd. (the “Company” or “BeOne”) is a global oncology company that is discovering and developing innovative treatments that are more affordable and accessible to cancer patients worldwide.
The Company redomiciled from the Cayman Islands to Switzerland during the second quarter of 2025. The redomiciliation to Switzerland did not change the accounting basis under U.S. generally accepted accounting principles (“GAAP”) of any of the Company’s consolidated assets, liabilities, equity, or any previous results of operations or cash flows.
In connection with the redomiciliation, ordinary shares held by the Company or one of its controlled subsidiaries immediately prior to the effective date of the redomiciliation became part of the Company’s issued share capital and are considered ordinary shares of the Company, or “treasury shares” under Swiss law. See the Company’s final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(3) on March 10, 2025 for a full description of the changes related to the Company’s ordinary shares resulting from the redomiciliation to Switzerland.
Since its inception in 2010, the Company has become a fully integrated global organization with nearly 12,000 employees worldwide.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with U.S. GAAP, including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, identifying separate performance obligations and the standalone selling price of each performance obligation in the Company’s revenue arrangements, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, valuation of inventory, estimating the allowance for credit losses, determining defined benefit pension plan obligations, measurement of right-of-use assets and lease liabilities, estimates related to the sale of future royalty liability and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from these estimates.
Recent accounting pronouncements
New accounting standards which have not yet been adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. The update requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The update further specifies that the disclosures in Subtopic 360-10 are required for all capitalized internal-use software costs. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied using a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
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

Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report.
There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2025, as compared to the significant accounting policies described in the Annual Report, other than the accounting for the sale of future royalty liability disclosed in Note 4.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2025 and December 31, 2024:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of September 30, 2025	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	2,131,235	—	—
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	334	—	—
Convertible debt instrument	—	—	5,810
Other	585	—	—
Total	2,132,154	—	5,810

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	950,704	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	618
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	2,113	168	—
Convertible debt instrument	—	—	4,616
Total	952,817	168	5,234
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
The Company holds convertible notes issued by private biotech companies. The Company elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other (expense) income, net. The Company recorded net losses on fair value adjustment of $3,093 and $1,882 for the three and nine months ended September 30, 2025, respectively, and $1,802 and $1,664 for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
3. Collaborative, Licensing and Other Arrangements
The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of and options to out-license internally developed products and drug candidates to other parties, in-licenses of products and drug candidates from other parties, and profit- and cost-sharing arrangements. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost-sharing and reimbursement arrangements, royalty payments, and profit sharing. For detailed descriptions of each arrangement, see the Company’s Annual Report.
For the three and nine months ended September 30, 2025, the Company’s other revenue consisted primarily of royalty revenue from IMDELLTRA® sales outside of China under the Amgen collaboration agreement and revenue generated under the Novartis broad markets agreement. For the three and nine months ended September 30, 2024, other revenue consisted primarily of revenue generated under the Novartis broad markets agreement. See Note 4 for further discussions of the accounting for the sale of future royalties associated with IMDELLTRA® to Royalty Pharma in the third quarter of 2025. The Company will continue to recognize royalty revenue when such royalties are required to be paid by Amgen.

The following table summarizes total other revenue recognized for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Other Revenue	$	$	$	$
Amgen royalty revenue	12,169	2,454	26,721	3,290
Novartis broad markets revenue	4,115	5,168	10,957	13,669
Other	987	530	1,566	3,947
Other Revenue	17,271	8,152	39,244	20,906
In-Licensing Arrangements - Commercial
Amgen
During the three and nine months ended September 30, 2025 and 2024, the Company recorded the following amounts related to its collaboration arrangement with Amgen. For a detailed description of the arrangement and related rights and obligations, see the Company’s Annual Report for the year ended December 31, 2024 filed on February 27, 2025. The Company is still in the commercialization period for XGEVA®, KYPROLIS® and BLINCYTO® in China.
Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
BeOne’s portion of the development funding	59,325	33,590	152,040	104,595
Less: Amortization of research and development cost share liability	29,275	16,575	74,844	51,614
Research and development expense	30,050	17,015	77,196	52,981

				As of
				September 30, 2025
				$
Remaining portion of development funding cap				183,592
As of September 30, 2025 and December 31, 2024, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of
	September 30,	December 31,
	2025	2024
	$	$
Research and development cost share liability, current portion	90,596	111,154
Research and development cost share liability, non-current portion	—	54,286
Total research and development cost share liability	90,596	165,440

The total reimbursement paid under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and nine months ended September 30, 2025 and 2024 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
Cost of sales - product	9,962	10,278	26,989	28,437
Research and development	(371)	(269)	(2,480)	(1,413)
Selling, general and administrative	(24,546)	(21,641)	(73,531)	(60,894)
Total	(14,955)	(11,632)	(49,022)	(33,870)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $84,243 and $220,275 during the three and nine months ended September 30, 2025, respectively, and $43,061 and $152,940 during the three and nine months ended September 30, 2024, respectively. Net amounts payable to Amgen was $116,413 and $116,563 as of September 30, 2025 and December 31, 2024, respectively.

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
Upfront and milestone payments incurred under these arrangements for the three and nine months ended September 30, 2025 and 2024 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or term of the commercialization agreements.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2025	2024	2025	2024
Payments due to collaboration partners	Classification	$	$	$	$
Upfront payments	Research and development expense	191	—	691	27
Development milestones incurred	Research and development expense	—	5,000	—	51,500
Regulatory and commercial milestone payments	Intangible asset	—	—	20,000	—
Total		191	5,000	20,691	51,527
4. Sale of Future IMDELLTRA® Royalties
On August 25, 2025, the Company entered into an agreement ("Royalty Agreement") to sell its royalty rights on the worldwide sales, excluding China, of Amgen’s IMDELLTRA® (tarlatamab-dlle) for up to $950,000 to Royalty Pharma Investments 2023 ICAV (“Royalty Pharma”). Under the terms of the Royalty Agreement, the Company received a non-refundable upfront payment of $885,000, with the option to sell remaining royalties within one year for up to $65,000. The Company will share in a portion of the royalty on annual sales above $1.5 billion, and will maintain royalty and all other rights to other assets under the terms of its collaboration agreement with Amgen.

The Company evaluated the arrangement and determined that the proceeds from the sale of future IMDELLTRA® royalties, as well as the option to sell remaining royalties when and if exercised, should be treated as a financing liability according to ASC 470, Debt due to the Company’s continuing involvement with the Amgen collaboration. At the transaction date, the Company recognized the upfront proceeds received from Royalty Pharma of $885,000 as a liability and is amortizing it using the effective interest method over the life of the arrangement. The Company imputes interest expense associated with the liability using the effective interest rate method. The effective interest rate is the rate that equates the present value of the estimate of remaining royalty revenues payable to Royalty Pharma with the carrying amount of the liability. The interest rate on the sale of future royalty liability may vary during the term of the agreement depending on a number of factors, including the royalty revenues forecast. The Company evaluates the interest rate quarterly based on its expectations of future royalty revenues, historical experience and current market conditions using the prospective method. A significant increase or decrease in future royalty revenues will materially impact the timing of royalty sale liability amortization, interest expense and the time period for repayment. The Company will assess the expected payments to Royalty Pharma quarterly, and, to the extent the amount or timing of such payments is materially different than its initial estimates, the Company will prospectively adjust the amortization of the liability and the related interest expense.
The repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period. The repayment does not follow a fixed repayment schedule and will be recognized over the life of the royalty stream, which is expected to occur through at least 2041. The Royalty Agreement also contains customary representations, warranties, covenants, and indemnification provisions.

As of September 30, 2025, the royalty financing obligation recorded in the Company’s balance sheet was as follows:

As of
September 30, 2025
$
Sale of future royalty liability, current portion	52,245
Sale of future royalty liability, non-current portion	832,755
Total sale of future royalty liability	885,000
The carrying value of the sale of future royalty liability approximates fair value as of September 30, 2025 and is based on the Company’s current estimates of future royalties expected to be paid to Royalty Pharma over the life of the royalty stream, which are considered Level 3 inputs. The Company accrued $5,580 in interest expense related to this arrangement for the three and nine months ended September 30, 2025, respectively. The effective annual imputed interest rate was 6.4% as of September 30, 2025. The Company accrued $11,303 in royalty revenue for the three months ended September 30, 2025, which will be paid to Royalty Pharma in the fourth quarter of 2025. As of September 30, 2025, no payments have been made to Royalty Pharma.
5. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts as collateral for letters of credit and cash used to settle employee benefit obligations and related taxes. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of September 30, 2025 and December 31, 2024 was as follows:

	As of
	September 30,	December 31,
	2025	2024
	$	$
Short-term restricted cash	52,987	9,312
Long-term restricted cash	20,687	2,025
Total	73,674	11,337
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from its offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) in strict compliance with the planned uses as disclosed in the PRC offering prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of September 30, 2025, the Company had cash remaining related to the STAR Offering proceeds of $248,992.

Investments in Equity Securities
The following table summarizes the Company’s investments in equity securities:

	As of
	September 30,	December 31,
	2025	2024
	$	$
Equity securities with readily determinable fair values [1]
Fair value of Leap common stock	334	2,113
Fair value of Leap warrants	—	168
Equity securities without readily determinable fair values
Pi Health, Inc. [2]	40,798	40,798
Other [3]	34,057	48,157
Equity-method investments [4]	20,273	33,081
Total	95,462	124,317
1 Represents common stock and warrants to purchase additional shares of common stock of Leap. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other (expense) income, net.
2 In the first quarter of 2024, the Company divested the net assets comprising substantially all of its Pi Health business with a carrying value of $38,063. The consideration received for the divestiture consisted of preferred stock in a newly formed entity, Pi Health, Inc., with a fair value of $40,798 and cash consideration of $1,000. The transaction resulted in a pre-tax gain of $3,735 recorded within other (expense) income, net during the nine months ended September 30, 2024. The Company accounts for its investment as a private equity security without a readily determinable fair value, and the divestiture was not treated as a discontinued operation in the Statement of Operations and therefore the historical results of operations of the Pi Health business will remain in the Company’s continuing operations.
3 In the three and nine months ended September 30, 2025, the Company recognized an impairment loss of $15,552 within other (expense) income, net, resulting from a decline in the enterprise value related to a business acquisition of one of its investees.
4 In the first quarter of 2025, in connection with the wind-down of the operations and related financial obligations of one of the Company’s equity-method investments, the investment’s fair value was assessed to be zero. The Company recognized an other-than-temporary impairment loss of $12,376 during the nine months ended September 30, 2025, within unrealized losses from equity-method investments.
The following table summarizes unrealized losses related to investments in equity securities recorded in other (expense) income, net for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
Equity securities with readily determinable fair values	116	494	(1,947)	(1,539)
Equity securities without readily determinable fair values	(13,754)	—	(16,872)	(797)
Equity-method investments	(576)	(2,936)	(15,850)	(7,809)

6. Inventories, Net
The Company’s inventories, net consisted of the following:

	As of
	September 30,	December 31,
	2025	2024
	$	$
Raw materials	178,639	170,584
Work in process	100,808	60,118
Finished goods	252,240	264,284
Total inventories, net	531,687	494,986
7. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	September 30,	December 31,
	2025	2024
	$	$
Land	71,434	65,485
Building	1,167,466	607,857
Manufacturing equipment	266,778	244,255
Laboratory equipment	290,122	240,885
Leasehold improvement	73,745	64,680
Software, electronics and office equipment	114,950	100,348
Property, plant and equipment, at cost	1,984,495	1,323,510
Less: accumulated depreciation	(485,499)	(399,105)
Construction in progress	129,118	654,018
Property, plant and equipment, net	1,628,114	1,578,423
The Company has made a significant investment in its recently opened manufacturing and clinical R&D facility in Hopewell, New Jersey. In the nine months ended September 30, 2025, $460,383 of assets were placed into service. As of September 30, 2025, the Company had construction in progress of $92,890 related to the Hopewell facility, the majority of which will be put into service in 2026.
Depreciation expense was $35,730 and $97,198 for the three and nine months ended September 30, 2025, respectively, and $70,028 and $117,892 for the three and nine months ended September 30, 2024, respectively. Included within depreciation expense for the three and nine months ended September 30, 2024 was $41,808 of accelerated depreciation expense resulting from shifting production to more efficient, larger scale equipment for TEVIMBRA.
8. Intangible Assets
Intangible assets as of September 30, 2025 and December 31, 2024 are summarized as follows:

	As of
	September 30, 2025			December 31, 2024
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	76,602	(13,553)	63,049	62,889	(12,370)	50,519
Other	8,987	(8,455)	532	8,987	(8,411)	576
Total finite-lived intangible assets	85,589	(22,008)	63,581	71,876	(20,781)	51,095

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
The weighted-average life for each finite-lived intangible assets is approximately 11 years. Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
Amortization expense - Cost of sales - product	1,537	1,186	8,459	3,546
Amortization expense - Selling, general and administrative	17	78	45	78
Total	1,554	1,264	8,504	3,624
As of September 30, 2025, estimated amortization expense for each of the five succeeding years and thereafter was as follows:

Year Ending December 31,	Cost of Sales - Product	Selling, General and Administrative	Total
	$	$	$
2025 (remainder of year)	2,068	22	2,090
2026	8,272	67	8,339
2027	8,272	67	8,339
2028	8,272	67	8,339
2029	8,272	67	8,339
2030 and thereafter	27,893	242	28,135
Total	63,049	532	63,581
9. Income Taxes
Income tax expense was $22,323 and $47,182 for the three and nine months ended September 30, 2025 and $23,046 and $45,255 for the three and nine months ended September 30, 2024, respectively. The income tax expense for the three and nine months ended September 30, 2025 was primarily attributable to current Switzerland tax expense based on year to date earnings and current China tax expense due to certain non-deductible expenses, offset with a net U.S. tax benefit mainly driven by changes to the Company’s estimate of U.S. R&D credits to be taken for prior periods reflected as discrete items through Q3 2025. The income tax expense for the three and nine months ended September 30, 2024 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of September 30, 2025, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of September 30, 2025, the Company had gross unrecognized tax benefits of $22,003. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months. The Company’s reserve for uncertain tax positions increased by $515 and $4,764 in the three and nine months ended September 30, 2025, primarily due to U.S. federal and state tax credits and incentives.

10. Supplemental Balance Sheet Information
Prepaid expenses and other current assets consist of the following:

	As of
	September 30,	December 31,
	2025	2024
	$	$
Prepaid research and development costs	70,025	64,277
Other receivables	39,098	32,828
Prepaid taxes	26,658	23,792
Prepaid general and administrative expenses	15,619	21,253
Short-term restricted cash	52,987	9,312
Prepaid manufacturing cost	2,675	19,333
Other current assets	25,579	22,124
Total	232,641	192,919
Other non-current assets consist of the following:

	As of
	September 30,	December 31,
	2025	2024
	$	$
Long-term investments	100,652	128,933
Long-term restricted cash	20,687	2,025
Rental deposits and other	7,978	8,481
Prepayment of property and equipment	2,556	5,927
Prepaid VAT	3,290	2,875
Prepaid supply cost	1,034	12,249
Total	136,197	160,490
Accrued expenses and other payables consist of the following:

	As of
	September 30,	December 31,
	2025	2024
	$	$
Revenue rebates and returns related	382,777	235,600
Compensation related	234,298	248,348
Commercial activities	124,520	77,530
External research and development activities related	125,087	154,269
Individual income tax and other taxes	79,791	34,904
Accrued general and administrative expenses	33,806	31,106
Other	21,382	21,956
Total	1,001,661	803,713

Other long-term liabilities consist of the following:

	As of
	September 30,	December 31,
	2025	2024
	$	$
Deferred government grant income	29,100	30,324
Pension liability	17,044	16,405
Asset retirement obligation	3,595	3,794
Other	14,317	16,212
Total	64,056	66,735

11. Debt
The following table summarizes the Company’s short-term and long-term debt obligations as of September 30, 2025 and December 31, 2024:

Lender	Borrower	Term	Maturity Date	Note	As of
					September 30, 2025	December 31, 2024
					$	$
China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	18,963	16,440
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	8,830	8,611
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	8,347	8,148
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	9,131	1,384
China Merchants Bank	BeOne Medicines Ltd.	1-year	January 21, 2026	5	380,000	380,000
China Minsheng Bank	BeOne Medicines Ltd.	1-year	December 16, 2025	6	150,000	150,000
China Industrial Bank	BeOne Medicines USA, Inc.	364-day	June 28, 2026	7	94,817	—
China Industrial Bank	BeOne Medicines Ltd.	364-day	March 27, 2025	8	—	92,475
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	1-year	June 5, 2025	9	—	54,800
HSBC Bank	BeOne Medicines Ltd.	1-year	June 17, 2026	10	47,760	46,580
Shanghai Pudong Development Bank	BeOne Medicines Ltd.	1-year	November 24, 2025	11	95,448	93,091
Total short-term debt					813,296	851,529

China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	31,606	41,100
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	22,074	27,987
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	27,597	33,020
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	58,294	64,377
Total long-term debt					139,571	166,484
1The credit facility offers a borrowing capacity of RMB 580,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.8% as of September 30, 2025. The outstanding principal balance is payable in semi-annual installments. The Company repaid $8,358 (RMB60,000) during the nine months ended September 30, 2025. The loan is secured by BeOne Guangzhou Biologics Manufacturing Co., Ltd.’s property ownership certificate and fixed assets.
2The credit facility offers a borrowing capacity of RMB 350,000, denominated in RMB, and bears floating interest rates benchmarking against prevailing interest rates of financial institutions in the PRC. The loan interest rate was 3.4% as of September 30, 2025. The outstanding principal balance is payable in quarterly installments. The Company repaid $6,512 (RMB47,143) during the nine months ended September 30, 2025. The loan is secured by Guangzhou Factory’s south district land use right and certain fixed assets.
3The credit facility offers a borrowing capacity of RMB 378,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.2% as of September 30, 2025. The outstanding principal balance is payable in quarterly installments. The Company repaid $6,192 (RMB44,620) during the nine months ended September 30, 2025. The loan is secured by fixed assets placed into service in the third phase of the Guangzhou manufacturing facility’s buildout.
4The credit facility offers a borrowing capacity of RMB 480,000, denominated in RMB, and bears floating interest rate benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.3% as of September 30, 2025. The outstanding principal balance is payable in semi-annual installments. The loan is secured by BeOne Pharmaceutical (Suzhou) Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
5The working capital loan facility offers a borrowing capacity of up to $380,000, denominated in USD, and bears floating interest rates benchmarking the secured overnight financing rate. The loan interest rate was 6.2% as of September 30, 2025. $300,000 of the borrowings matures on December 17, 2025, and $80,000 matures on January 21, 2026.
6The working capital loan facility offers a borrowing capacity of up to $150,000, denominated in USD. The loan interest rate was 6.8% as of September 30, 2025.

7The working capital loan facility offers a borrowing capacity of up to RMB 675,000, denominated in RMB. The loan interest rate was 3.0% as of September 30, 2025.
8The working capital loan facility offered a borrowing capacity of up to RMB 675,000, denominated in RMB. The Company repaid the principal during the nine months ended September 30, 2025.
9The working capital loan facility offers a borrowing capacity of up to of RMB 400,000, denominated in RMB. The Company repaid the principal during the nine months ended September 30, 2025.
10The working capital loan facility offers a borrowing capacity of up to RMB 340,000, denominated in RMB, and bears floating interest rates benchmarking Hong Kong interbank market rate for RMB. The loan interest rate was 3.6% as of September 30, 2025.
11The working capital loan facility offers a borrowing capacity of up to RMB 700,000, denominated in RMB. The loan interest rate was 2.9% as of September 30, 2025.
The Company has numerous financial and non-financial covenants on its debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. However, the Company’s debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact the Company’s ability to refinance debt obligations if an event of default occurs. As of September 30, 2025, the Company was in compliance with all covenants of its material debt agreements.
Interest Expense
Interest expense recognized for the three and nine months ended September 30, 2025 was $12,650 and $37,659, respectively, among which, $1,886 and $11,899 was capitalized, respectively. Interest expense recognized for the three and nine months ended September 30, 2024 was $14,312 and $39,949, respectively, among which, $8,176 and $25,697 was capitalized, respectively. Interest paid for the nine months ended September 30, 2025 and 2024, net of amounts capitalized, amounted to $24,249 and $12,466, respectively.
12. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® and TEVIMBRA® in the U.S., China, EU, and other regions; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product revenue for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
Product revenue – gross	1,770,689	1,245,589	4,828,593	3,357,208
Less: Rebates and sales returns	(375,676)	(252,142)	(1,022,974)	(695,697)
Product revenue – net	1,395,013	993,447	3,805,619	2,661,511
The following table disaggregates net product revenue by product for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
BRUKINSA®	1,040,691	690,278	2,782,195	1,816,192
TEVIMBRA®	190,623	163,351	555,311	467,038
XGEVA®	84,243	63,445	235,984	161,880
BLINCYTO®	30,476	20,215	79,969	53,712
KYPROLIS®	18,369	17,972	57,513	48,019
POBEVCY®	10,499	12,193	35,486	40,398
Other	20,112	25,993	59,161	74,272
Total product revenue – net	1,395,013	993,447	3,805,619	2,661,511

The following table presents the roll-forward of accrued revenue rebates and returns for the nine months ended September 30, 2025 and 2024:

	Rebates, Returns and Other Deductions	Contra AR Accruals	Total
	$	$
Balance at December 31, 2024	235,600	50,699	286,299
Accrual	457,909	565,065	1,022,974
Payments	(310,732)	(564,676)	(875,408)
Balance at September 30, 2025	382,777	51,088	433,865

Balance at December 31, 2023	139,936	30,435	170,371
Accrual	340,845	354,852	695,697
Payments	(267,034)	(350,055)	(617,089)
Balance at September 30, 2024	213,747	35,232	248,979
13. Earnings (Loss) Per Share/ADS
The following table reconciles the numerator and denominator in the computations of earnings (loss) per share/ADS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
Numerator:
Net income (loss)	124,841	(121,350)	220,431	(492,905)

Denominator:
Weighted-average shares outstanding—basic	1,432,801,699	1,376,751,873	1,410,497,062	1,361,216,763
Dilutive common share equivalents	55,948,655	—	55,037,942	—
Weighted-average shares outstanding—diluted	1,488,750,354	1,376,751,873	1,465,535,004	1,361,216,763
Antidilutive common share equivalents excluded from above	1,665,727	—	1,415,410	—

Earnings (loss) per share:
Basic	0.09	(0.09)	0.16	(0.36)
Diluted	0.08	(0.09)	0.15	(0.36)

Earnings (loss) per ADS:
Basic	1.13	(1.15)	2.03	(4.71)
Diluted	1.09	(1.15)	1.96	(4.71)
For the three and nine months ended September 30, 2025, diluted earnings per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of stock options, restricted stock units and ESPP shares. The dilutive effect of outstanding stock options, restricted stock units and ESPP shares is reflected in diluted net earnings per share using the treasury stock method.
For the three and nine months ended September 30, 2024, the Company was in a net loss position and the effects of all share options, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
Each ADS represents 13 ordinary shares. Basic and diluted earnings (loss) per ADS was derived from the basic and diluted earnings (loss) per share, respectively.

14. Share-Based Compensation Expense
Share Option, Restricted Share Units and Performance Share Units
During the nine months ended September 30, 2025, the Company granted options for 2,527,499 ordinary shares, restricted share units for 27,902,628 ordinary shares, and performance share units for 1,876,056 ordinary shares under the Company’s share option and incentive plan. As of September 30, 2025, options, restricted share units, and performance share units for ordinary shares outstanding totaled 50,032,205, 78,985,556, and 3,934,632, respectively. As of September 30, 2025, share-based awards to acquire 59,929,336 ordinary shares were available for future grant under the Company’s share option and incentive plan.
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
As of September 30, 2025, 3,179,780 ordinary shares were available for future issuance under the ESPP.
The following table summarizes the shares issued under the ESPP:

	Number of Ordinary Shares Issued	Market Price[1]		Purchase Price[2]
Issuance Date		ADS	Ordinary	ADS	Ordinary	Proceeds
August 31, 2025	818,506	$245.53	$18.89	$208.70	$16.05	$13,140
February 28, 2025	955,396	$188.26	$14.48	$160.02	$12.31	$11,760
August 31, 2024	1,035,996	$165.02	$12.69	$140.27	$10.78	$11,178
February 29, 2024	1,021,397	$165.65	$12.74	$140.80	$10.83	$11,063
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
Share-Based Compensation Expense
The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
Research and development	58,839	47,670	164,998	141,121
Selling, general and administrative	81,947	66,933	221,792	192,890
Total	140,786	114,603	386,790	334,011

15. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency	Pension
	Translation	Liability
	Adjustments	Adjustments	Total
	$	$	$
Balance as of December 31, 2024	(135,552)	(13,436)	(148,988)
Other comprehensive income before reclassifications	47,046	—	47,046
Amounts reclassified from accumulated other comprehensive loss	—	685	685
Net-current period other comprehensive income	47,046	685	47,731
Balance as of September 30, 2025	(88,506)	(12,751)	(101,257)
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
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2025 and December 31, 2024, amounts restricted were the net assets of the Company’s PRC subsidiaries, which, after intercompany eliminations, amounted to $1,915,887 and $1,709,961, respectively.
17. Commitments and Contingencies
Purchase Commitments
As of September 30, 2025, the Company had non-cancellable purchase commitments amounting to $175,115, of which $24,921 related to non-utilization fees and minimum purchase requirements for supply purchased from contract manufacturers and $150,194 related to binding purchase obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $52,061 for the acquisition of property, plant and equipment as of September 30, 2025, related to various facilities across the globe, including the manufacturing and clinical R&D facility in Hopewell, New Jersey.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1.25 billion. The Company is funding its portion of the co-development costs by contributing cash and/or development services. As of September 30, 2025, the Company’s remaining co-development funding commitment was $183,592.

Funding Commitment
The Company had committed capital related to equity investments in the amount of $15,891. As of September 30, 2025, the remaining capital commitment was $5,991 and is expected to be paid from time to time over the investment period.
18. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The primary measure of segment profitability for the Company’s operating segment is considered to be consolidated net income (loss). Significant segment expenses reviewed by the CODM on a regular basis included within net income (loss) include cost of product sales, research and development expenses and selling, general and administrative expenses which are separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include interest income, net, other (expense) income, net and income tax expense.
The Company’s long-lived assets are primarily located in the U.S. and China.
Net product revenues by geographic area are based upon the location of the customer, and other revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total revenues by geographic area are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	$	$	$	$
U.S. - total revenue	754,856	505,462	2,016,494	1,338,348
Product revenue	742,687	503,745	1,991,430	1,334,566
Other revenue	12,169	1,717	25,064	3,782

China - total revenue	439,885	375,993	1,272,401	1,048,439
Product revenue	434,783	370,295	1,259,947	1,033,069
Other revenue	5,102	5,698	12,454	15,370

Europe - total revenue	166,576	98,265	437,514	247,514
Product revenue	166,576	97,528	435,788	245,760
Other revenue	—	737	1,726	1,754

Rest of world - total revenue	50,967	21,879	118,454	48,116
Product revenue	50,967	21,879	118,454	48,116
Total Revenue	1,412,284	1,001,599	3,844,863	2,682,417

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are based on management’s current expectations and projections about future events and trends that may affect the business, financial condition, and operating results. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements often include words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, among other things, statements about: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; the timing, progress and results of our preclinical studies and clinical trials of our drug candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; the initiation, timing, progress and results of our preclinical studies and clinical trials and our research and development programs; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; the regulatory environment and regulatory developments in the United States (“U.S.”), China, the United Kingdom (“UK”), Switzerland, the European Union (“EU”) and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, including collaboration revenue, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into and maintain strategic arrangements; our construction and operation of independent production facilities for small molecule medicines and large molecule biologics, as well as clinical R&D facilities, to support the global demand for both commercial and clinical supply; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance of our medicines and drug candidates, if approved; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; statements regarding future revenue, key milestones, expenses, capital expenditures, capital requirements and share performance; and the future trading price of our ADSs, ordinary shares and RMB Shares, and impact of securities analysts’ reports on these prices. These statements involve risks and uncertainties, including those that are described in “Part II—Item 1A—Risk Factors” of this Quarterly Report, that may cause actual future events or results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not assume any obligation to update any forward-looking statements where as a result of new information or otherwise, except as required by law. This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, you are cautioned not to give undue weight to this information.
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
Overview
Our third quarter financial results show topline growth and a strong liquidity position to support ongoing operations and strategic priorities. BRUKINSA is now the global revenue leader in the BTK inhibitor class. Our late-stage hematology portfolio continues to advance with sonrotoclax and the BTK CDAC BGB-16673. With a promising oncology pipeline, we are positioned to deliver multiple data and regulatory milestones.
Key highlights for the third quarter of 2025 are as follows:
•Third quarter 2025 total revenues increased 41% to $1.4 billion versus third quarter 2024
•Global BRUKINSA® (zanubrutinib) revenues increased 51% to $1.0 billion versus third quarter 2024
•Diluted GAAP Earnings per American Depositary Share (“ADS”) of $1.09, non-GAAP diluted Earnings per ADS of $2.65
•Nearly 50 abstracts accepted at American Society of Hematology (ASH) Annual Meeting, highlighting late-stage hematology portfolio

Recent Developments
Recent Business Developments
On October 13, 2025, we announced that the U.S. Food and Drug Administration (“FDA”) has granted Breakthrough Therapy Designation for sonrotoclax, a next-generation and potentially best-in-class investigational BCL2 inhibitor, for the treatment of adult patients with relapsed or refractory (R/R) mantle cell lymphoma (MCL). Additionally, the FDA has accepted BeOne’s request for participation in Project Orbis, an initiative that provides a framework for concurrent submission and review of oncology products among participating global health authorities.
On August 29, 2025, we announced positive topline results from a Phase 1/2 study (BGB-11417-201) of sonrotoclax, a next-generation and potentially best-in-class investigational BCL2 inhibitor, in adult patients with relapsed/refractory mantle cell lymphoma, following treatment with a Bruton’s tyrosine kinase inhibitor (“BTKi”) and anti-CD20 therapy.
On August 27, 2025, we announced that the European Commission (“EC”) has approved TEVIMBRA (tislelizumab), in combination with platinum-containing chemotherapy as neoadjuvant treatment followed by TEVIMBRA monotherapy as adjuvant treatment, for adult patients with resectable non-small cell lung cancer (NSCLC) at high risk of recurrence.
On August 25, 2025, we entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) with Royalty Pharma plc (“Royalty Pharma”), pursuant to which we agreed to sell a significant portion of our rights to royalty payments from Amgen Inc. (“Amgen”) based on annual net revenue from sales outside of China of any and all products that consist of Amgen’s IMDELLTRA® (tarlatamab-dlle). Under the terms of the Royalty Purchase Agreement, we received a non-refundable upfront payment of $885 million, and also have the option, in our sole discretion, to sell to Royalty Pharma an additional portion of our rights to royalty payments within 12 months of the date of the Royalty Purchase Agreement for up to $65 million, subject to proportional adjustments. We will share in a portion of the royalties on annual ex-China net revenue from IMDELLTRA® above $1.5 billion, and will maintain royalty and all other rights to other assets under the terms of the existing collaboration with Amgen, including xaluritamig, a first-in-class STEAP1 x CD3 XmAb currently being studied in patients with metastatic castration-resistant prostate cancer (mCRPC). The upfront payment received from Royalty Pharma is classified as a financing liability according to ASC 470. The repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period, which is anticipated to extend at least through 2041.

On August 21, 2025, we announced that the EC has approved a new film-coated tablet formulation of BRUKINSA® (zanubrutinib) for all approved indications.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$1,395,013	$993,447	$401,566	40.4%	$3,805,619	$2,661,511	$1,144,108	43.0%
Other revenue	17,271	8,152	9,119	111.9%	39,244	20,906	18,338	87.7%
Total revenues	1,412,284	1,001,599	410,685	41.0%	3,844,863	2,682,417	1,162,446	43.3%
Cost of sales - product	196,510	170,462	26,048	15.3%	526,118	433,529	92,589	21.4%
Gross profit	1,215,774	831,137	384,637	46.3%	3,318,745	2,248,888	1,069,857	47.6%
Operating expenses
Research and development	523,662	496,179	27,483	5.5%	1,530,445	1,411,283	119,162	8.4%
Selling, general and administrative	528,998	455,223	73,775	16.2%	1,526,199	1,326,379	199,820	15.1%
Total operating expenses	1,052,660	951,402	101,258	10.6%	3,056,644	2,737,662	318,982	11.7%
Income (loss) from operations	163,114	(120,265)	283,379	(235.6)%	262,101	(488,774)	750,875	(153.6)%
Interest income, net	3,029	10,643	(7,614)	(71.5)%	12,374	40,028	(27,654)	(69.1)%
Other (expense) income, net	(18,979)	11,318	(30,297)	(267.7)%	(6,862)	1,096	(7,958)	(726.1)%
Income (loss) before income taxes	147,164	(98,304)	245,468	(249.7)%	267,613	(447,650)	715,263	(159.8)%
Income tax expense	22,323	23,046	(723)	(3.1)%	47,182	45,255	1,927	4.3%
Net income (loss)	$124,841	$(121,350)	$246,191	(202.9)%	$220,431	$(492,905)	$713,336	(144.7)%
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue
Total revenue increased to $1,412.3 million for the three months ended September 30, 2025, from $1,001.6 million for the three months ended September 30, 2024, due to increased sales of BRUKINSA, TEVIMBRA, and our in-licensed products from Amgen.
Net product revenue consisted of the following:

	Three Months Ended
	September 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
BRUKINSA®	$1,040,691	$690,278	$350,413	50.8%
TEVIMBRA®	190,623	163,351	27,272	16.7%
XGEVA®	84,243	63,445	20,798	32.8%
BLINCYTO®	30,476	20,215	10,261	50.8%
KYPROLIS®	18,369	17,972	397	2.2%
POBEVCY®	10,499	12,193	(1,694)	(13.9)%
Other	20,112	25,993	(5,881)	(22.6)%
Total product revenue	$1,395,013	$993,447	$401,566	40.4%
Net product revenue increased 40.4% to $1,395.0 million for the three months ended September 30, 2025, compared to $993.4 million in the prior-year period, primarily due to increased sales of BRUKINSA in the U.S. and Europe. In addition, product revenues in the third quarter of 2025 were positively impacted by sales of TEVIMBRA and in-licensed products from Amgen, primarily XGEVA®.

Global revenue for BRUKINSA totaled $1.0 billion in the third quarter, representing a 50.8% increase compared to the prior-year period; U.S. revenue for BRUKINSA totaled $738.7 million in the third quarter, compared to $503.7 million in the prior-year period, representing growth of 46.6%, driven primarily by robust demand growth across all indications and modest benefit due to net pricing. BRUKINSA continues to maintain its leading new patient share across the BTKi class due to its differentiated, best-in-class clinical profile. BRUKINSA revenue in Europe totaled $163.2 million in the third quarter, compared to $97.3 million in the prior-year period, representing growth of 67.8%, driven by increased market share across all major European markets, including Germany, Italy, Spain, France and the UK. BRUKINSA revenue in China totaled $92.4 million, representing growth of 36.2%. BRUKINSA rest of world revenue totaled $46.4 million in the third quarter, representing growth of 116.6% compared to the prior-year period.
Revenue for TEVIMBRA totaled $190.6 million in the third quarter, compared to $163.4 million in the prior-year period, representing a 16.7% increase.
Revenue for Amgen products in China totaled $133.1 million in the third quarter, compared to $101.6 million in the prior-year period, representing a 31.0% increase, driven primarily by increased XGEVA® sales volume.
Other revenue totaled $17.3 million and $8.2 million for the three months ended September 30, 2025 and 2024, respectively, primarily related to royalty revenue under the Amgen collaboration and revenue generated under the Novartis broad markets marketing and promotion agreement.
Gross Margin
Gross margin on global product sales increased to $1,198.5 million for the three months ended September 30, 2025, compared to $823.0 million in the prior-year period, primarily due to increased product sales in the current year period. Gross margin as a percentage of product sales increased to 85.9% for the three months ended September 30, 2025, from 82.8% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from production productivity improvements for both BRUKINSA and TEVIMBRA. These increases were offset by period costs of $33.9 million related to the re-positioning of our manufacturing capacity. On an adjusted basis, which does not include depreciation and amortization, gross margin as a percentage of product sales increased to 86.3%, from 84.9% in the comparable period of the prior year.

Research and Development Expense
Research and development expense increased by $27.5 million, or 5.5%, to $523.7 million for the three months ended September 30, 2025 from $496.2 million for the three months ended September 30, 2024. The following table summarizes external clinical, external non-clinical and internal research and development expense for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended
	September 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$173,626	$149,026	$24,600	16.5%
Upfront license and development milestone fees	191	5,000	(4,809)	(96.2)%
Amgen co-development expense[1]	30,050	17,015	13,035	76.6%
Total external research and development expenses	203,867	171,041	32,826	19.2%
Internal research and development expenses	319,795	325,138	(5,343)	(1.6)%
Total research and development expenses	$523,662	$496,179	$27,483	5.5%

Adjusted research and development expenses[2]	$445,904	$405,545	$40,359	10.0%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended September 30, 2025 totaled $59.4 million, of which $30.1 million was recorded as R&D expense. The remaining $29.3 million was recorded as a reduction of the R&D cost share liability.
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
Internal research and development expense decreased by $5.3 million, or 1.6%, to $319.8 million for the three months ended September 30, 2025, from $325.1 million for the three months ended September 30, 2024. Included within internal research and development expense for the three months ended September 30, 2024 is $24.9 million of accelerated depreciation expense related to the move of clinical production to larger, more efficient production lines. Excluding the impact of the prior period accelerated depreciation, internal research and development expenses increased by $19.6 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities and control spend.
Selling, General and Administrative Expense

	Three Months Ended
	September 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$528,998	$455,223	$73,775	16.2%
Adjusted selling, general and administrative expenses[1]	$434,484	$380,737	$53,747	14.1%
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
Selling, general and administrative expense increased by $73.8 million, or 16.2%, to $529.0 million for the three months ended September 30, 2025, from $455.2 million for the three months ended September 30, 2024. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 37.9% in the third quarter of 2025 compared to 45.8% in the prior-year period. We expect continued investment in selling and marketing activities as our product sales increase.
Interest Income, Net
Interest income, net decreased by $7.6 million, or 71.5%, to $3.0 million for the three months ended September 30, 2025, from $10.6 million for three months ended September 30, 2024. The decrease in interest income, net, was primarily attributable an increase in interest expense resulting from interest expense recorded under the effective interest method related to the sale of future royalty liability, higher interest rates on debt balances and lower interest capitalized related to completion of certain phases of our manufacturing and clinical R&D facility in Hopewell, New Jersey, slightly offset by an increase in interest income resulting from a higher cash and cash equivalents balance.
Other (Expense) Income, Net
Other expense, net was $19.0 million for the three months ended September 30, 2025, primarily due to impairment losses recognized on our equity investments and foreign exchange losses. For the three months ended September 30, 2024, other income, net was $11.3 million, primarily due to foreign exchange gains.

Income Tax Expense
Income tax expense was $22.3 million for the three months ended September 30, 2025 as compared to $23.0 million for the three months ended September 30, 2024. The income tax expense for the three months ended September 30, 2025 was primarily attributable to current Switzerland tax expense based on year to date earnings and current China tax expense due to certain non-deductible expenses. The income tax expense for the three months ended September 30, 2024 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.

On July 4, 2025, the reconciliation bill (H.R. 1), commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law and includes a broad range of tax reform provisions that may affect our financial results. The OBBBA allows an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on foreign-derived deduction eligible income. While we have estimated the impact of certain elective provisions of the OBBBA, we do not expect the legislation to have a material impact on our consolidated financial statements.
Net Income (Loss) and Earnings Per Share
GAAP net income improved for the third quarter of 2025, as compared to the prior-year period loss, primarily attributable to revenue growth and improved operating leverage.
For the third quarter of 2025, basic and diluted earnings per share was $0.09 and $0.08 per share and $1.13 and $1.09 per American Depositary Share (“ADS”), respectively, compared to basic loss of $0.09 per share and $1.15 per ADS in the prior-year period.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue
Total revenue increased to $3,844.9 million, or 43.3%, for the nine months ended September 30, 2025, from $2,682.4 million for the nine months ended September 30, 2024, primarily due to increased sales of our internally developed products, BRUKINSA and TEVIMBRA, as well as increased sales of in-licensed products, most notably from the Amgen products.
Net product revenues consisted of the following:

	Nine Months Ended
	September 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
BRUKINSA®	2,782,195	1,816,192	$966,003	53.2%
TEVIMBRA®	555,311	467,038	88,273	18.9%
XGEVA®	235,984	161,880	74,104	45.8%
BLINCYTO®	79,969	53,712	26,257	48.9%
KYPROLIS®	57,513	48,019	9,494	19.8%
POBEVCY®	35,486	40,398	(4,912)	(12.2)%
Other	59,161	74,272	(15,111)	(20.3)%
Total product revenue	3,805,619	2,661,511	1,144,108	43.0%
Net product revenue increased 43.0% to $3,805.6 million for the nine months ended September 30, 2025, compared to $2,661.5 million in the prior-year period, primarily due to increased sales of BRUKINSA globally, driven by continued growth in the U.S. and Europe. In addition, product revenues in the nine months ended September 30, 2025 were positively impacted by sales of TEVIMBRA and in-licensed products from Amgen, primarily XGEVA®.
Global sales of BRUKINSA totaled $2,782.2 million in the nine months ended September 30, 2025, representing a 53.2% increase compared to the prior-year period. U.S. sales of BRUKINSA totaled $1,985.6 million in the nine months ended September 30, 2025, compared to $1,334.6 million in the prior-year period, representing growth of 48.8%, driven primarily by robust demand growth across all indications and modest benefit due to net pricing. BRUKINSA continues to maintain its leading new patient share across the BTKi class due to its differentiated, best-in-class clinical profile. BRUKINSA sales in Europe totaled $429.6 million in the nine months ended September 30, 2025, representing growth of 75.0% driven by increased market share across all major European markets, including Germany, Italy, Spain, France and the UK. BRUKINSA revenue in China totaled $256.7 million, representing growth of 35.9%. BRUKINSA rest of world revenue totaled $110.3 million in the nine months ended September 30, 2025, representing growth of 133.3% compared to the prior-year period.
Revenue for TEVIMBRA totaled $555.3 million in the nine months ended September 30, 2025, compared to $467.0 million in the prior-year period, representing a 18.9% increase.
Revenue for Amgen products in China totaled $373.5 million in the nine months ended September 30, 2025, compared to $263.6 million in the prior-year period, driven primarily by increased XGEVA® sales volume.

Other revenue totaled $39.2 million and $20.9 million for the nine months ended September 30, 2025 and 2024, respectively, primarily related to revenue generated under the Novartis broad markets marketing and promotion agreement and royalty revenue under the Amgen collaboration.
Gross Margin
Gross margin on product sales increased to $3,279.5 million for the nine months ended September 30, 2025, compared to $2,228.0 million in the prior-year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 86.2% for the nine months ended September 30, 2025, from 83.7% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from production productivity improvements for both BRUKINSA and TEVIMBRA. These increases were offset by period costs of $33.9 million related to the re-positioning of our manufacturing capacity. On an adjusted basis, which does not include depreciation and amortization, gross margin as a percentage of product sales increased to 86.7%, from 84.8% in the comparable period of the prior year.
Research and Development Expense
Research and development expense increased by $119.2 million, or 8.4%, to $1,530.4 million for the nine months ended September 30, 2025 from $1,411.3 million for the nine months ended September 30, 2024. The following table summarizes external clinical, external non-clinical and internal research and development expense for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended
	September 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$526,239	$396,659	$129,580	32.7%
Upfront license and development milestone fees	691	51,528	(50,837)	(98.7)%
Amgen co-development expense[1]	77,196	52,981	24,215	45.7%
Total external research and development expenses	604,126	501,168	102,958	20.5%
Internal research and development expenses	926,319	910,115	16,204	1.8%
Total research and development expenses	$1,530,445	$1,411,283	$119,162	8.4%

Adjusted research and development expenses[2]	$1,311,156	$1,193,494	$117,662	9.9%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the nine months ended September 30, 2025 totaled $152.0 million, of which $77.2 million was recorded as R&D expense. The remaining $74.8 million was recorded as a reduction of the R&D cost share liability.
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
The increase in external research and development expenses in the nine months ended September 30, 2025 was primarily attributable to an increase in external costs of development programs primarily due to advancing preclinical programs into the clinic and early clinical programs into late stage, including sonrotoclax (BCL2i), offset by lower development upfront and milestone fees.

Internal research and development expense increased $16.2 million, or 1.8%, to $926.3 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities and control spend. Included within internal research and development expenses for the nine months ended September 30, 2024 is $24.9 million of accelerated depreciation expense related to the move of clinical production to larger, more efficient production lines.

Selling, General and Administrative Expense

	Nine Months Ended
	September 30,		Changes
	2025	2024	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$1,526,199	$1,326,379	$199,820	15.1%
Adjusted selling, general and administrative expenses[1]	$1,271,650	$1,116,805	$154,845	13.9%
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
Selling, general and administrative expense increased by $199.8 million, or 15.1%, to $1,526.2 million, for the nine months ended September 30, 2025, from $1,326.4 million for the nine months ended September 30, 2024. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 40.1% for the nine months ended September 30, 2025 compared to 49.8% in the prior-year period. We expect continued investment in selling and marketing activities as our product sales increase.
Interest Income, Net
Interest income, net decreased by $27.7 million, or 69.1%, to $12.4 million for the nine months ended September 30, 2025, from $40.0 million for the nine months ended September 30, 2024. The decrease in interest income was primarily attributable to lower market interest rates earned on our cash and cash equivalents. Interest expense increased resulting from interest expense recorded under the effective interest method related to the sale of future royalty liability, higher interest rates on debt balances and lower interest capitalized related to completion of certain phases of our Hopewell facility.
Other (Expense) Income, Net
Other expense, net was $6.9 million for the nine months ended September 30, 2025, primarily due to to impairment losses recognized on our equity investments partially offset by government subsidy income and foreign exchange gains. For the nine months ended September 30, 2024, other income, net was $1.1 million, primarily due to foreign exchanges gains.
Income Tax Expense
Income tax expense increased to $47.2 million for the nine months ended September 30, 2025, from $45.3 million for the nine months ended September 30, 2024. The income tax expense for the nine months ended September 30, 2025 was primarily attributable to current Switzerland tax expense based on year to date earnings, current China tax expense due to certain non-deductible expenses, offset by net discrete adjustments of approximately $9.7 million, primarily related to updated provision estimates for R&D tax credits. The income tax expense for the nine months ended September 30, 2024 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development tax credits, current Switzerland tax expense based on year to date earnings, and current China tax expense due to certain non-deductible expenses.
On July 4, 2025, the reconciliation bill (H.R. 1), commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law and includes a broad range of tax reform provisions that may affect our financial results. The OBBBA allows an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on foreign-derived deduction eligible income. While we have estimated the impact of certain elective provisions of the OBBBA, we do not expect the legislation to have a material impact on our consolidated financial statements.
Net Income (Loss) and Earnings Per Share
GAAP net income improved for the nine months ended September 30, 2025, as compared to the prior-year period loss, primarily attributable to revenue growth and improved operating leverage.
For the nine months ended September 30, 2025, basic and diluted earnings per share was $0.16 and $0.15 per share and $2.03 and $1.96 per ADS, respectively, compared to basic loss of $0.36 per share and $4.71 per ADS in the prior-year period.

Non-GAAP Reconciliation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	( in thousands)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$196,510	$170,462	$526,118	$433,529
Less: Depreciation	4,261	19,589	10,195	24,618
Less: Amortization of intangibles	1,537	1,186	8,459	3,546
Less: Other	—	—	893	—
Adjusted cost of sales - products	$190,712	$149,687	$506,571	$405,365

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$523,662	$496,179	$1,530,445	$1,411,283
Less: Share-based compensation expenses	58,839	47,670	164,998	141,121
Less: Depreciation	18,919	42,964	54,291	76,668
Adjusted research and development	$445,904	$405,545	$1,311,156	$1,193,494

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$528,998	$455,223	$1,526,199	$1,326,379
Less: Share-based compensation expenses	81,947	66,933	221,792	192,890
Less: Depreciation	12,550	7,475	32,712	16,606
Less: Amortization of intangibles	17	78	45	78
Adjusted selling, general and administrative	$434,484	$380,737	$1,271,650	$1,116,805

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$1,052,660	$951,402	$3,056,644	$2,737,662
Less: Share-based compensation expenses	140,786	114,603	386,790	334,011
Less: Depreciation	31,469	50,439	87,003	93,274
Less: Amortization of intangibles	17	78	45	78
Adjusted operating expenses	$880,388	$786,282	$2,582,806	$2,310,299

Reconciliation of GAAP to adjusted income (loss) from operations:
GAAP income (loss) from operations	$163,114	$(120,265)	$262,101	$(488,774)
Plus: Share-based compensation expenses	140,786	114,603	386,790	334,011
Plus: Depreciation	35,730	70,028	97,198	117,892
Plus: Amortization of intangibles	1,554	1,264	8,504	3,624
Plus: Other	—	—	893	—
Adjusted income (loss) from operations	$341,184	$65,630	$755,486	$(33,247)

Reconciliation of GAAP to adjusted net income (loss):
GAAP net income (loss)	$124,841	$(121,350)	$220,431	$(492,905)
Plus: Share-based compensation expenses	140,786	114,603	386,790	334,011
Plus: Depreciation	35,730	70,028	97,198	117,892
Plus: Amortization of intangibles	1,554	1,264	8,504	3,624
Plus: Other	—	—	893	—
Plus: Impairment of equity investments	18,722	—	34,216	—
Plus: Discrete tax items	(926)	962	(9,663)	3,365
Plus: Income tax effect of non-GAAP adjustments	(17,044)	(13,925)	(45,747)	(37,007)
Adjusted net income (loss)	$303,663	$51,582	$692,622	$(71,020)

Reconciliation of GAAP to adjusted EPS - basic
GAAP earnings (loss) per share - basic	$0.09	$(0.09)	$0.16	$(0.36)
Plus: Share-based compensation expenses	0.10	0.08	0.27	0.25
Plus: Depreciation	0.02	0.05	0.07	0.09
Plus: Amortization of intangibles	0.00	0.00	0.01	0.00
Plus: Other	0.00	0.00	0.00	0.00
Plus: Impairment of equity investments	0.01	0.00	0.02	0.00
Plus: Discrete tax items	(0.00)	0.00	(0.01)	0.00
Plus: Income tax effect of non-GAAP adjustments	(0.01)	(0.01)	(0.03)	(0.03)
Adjusted earnings (loss) per share - basic	$0.21	$0.04	$0.49	$(0.05)

Reconciliation of GAAP to adjusted EPS - diluted
GAAP earnings (loss) per share - diluted	$0.08	$(0.09)	$0.15	$(0.36)
Plus: Share-based compensation expenses	0.09	0.08	0.26	0.25
Plus: Depreciation	0.02	0.05	0.07	0.09
Plus: Amortization of intangibles	0.00	0.00	0.01	0.00
Plus: Other	0.00	0.00	0.00	0.00
Plus: Impairment of equity investments	0.01	0.00	0.02	0.00
Plus: Discrete tax items	(0.00)	0.00	(0.01)	0.00
Plus: Income tax effect of non-GAAP adjustments	(0.01)	(0.01)	(0.03)	(0.03)
Adjusted earnings (loss) per share - diluted	$0.20	$0.04	$0.47	$(0.05)

Reconciliation of GAAP to adjusted earnings (loss) per ADS - basic
GAAP earnings (loss) per ADS - basic	$1.13	$(1.15)	$2.03	$(4.71)
Plus: Share-based compensation expenses	1.28	1.08	3.56	3.19
Plus: Depreciation	0.32	0.66	0.90	1.13
Plus: Amortization of intangibles	0.01	0.01	0.08	0.03
Plus: Other	0.00	0.00	0.01	0.00
Plus: Impairment of equity investments	0.17	0.00	0.32	0.00
Plus: Discrete tax items	(0.01)	0.01	(0.09)	0.03
Plus: Income tax effect of non-GAAP adjustments	(0.15)	(0.13)	(0.42)	(0.35)
Adjusted earnings (loss) per ADS - basic	$2.76	$0.49	$6.38	$(0.68)

Reconciliation of GAAP to adjusted earnings (loss) per ADS - diluted
GAAP earnings (loss) per ADS - diluted[1]	$1.09	$(1.12)	$1.96	$(4.71)
Plus: Share-based compensation expenses	1.23	1.06	3.43	3.19
Plus: Depreciation	0.31	0.65	0.86	1.13
Plus: Amortization of intangibles	0.01	0.01	0.08	0.03
Plus: Other	0.00	0.00	0.01	0.00
Plus: Impairment of equity investments	0.16	0.00	0.30	0.00
Plus: Discrete tax items	(0.01)	0.01	(0.09)	0.03
Plus: Income tax effect of non-GAAP adjustments	(0.15)	(0.13)	(0.41)	(0.35)
Adjusted earnings (loss) per ADS - diluted	$2.65	$0.48	$6.14	$(0.68)
1.For the third quarter of 2024, GAAP diluted loss per ADS includes $0.03 loss per ADS attributable to the dilutive ADS outstanding for purposes of this reconciliation. As the Company was in a GAAP net loss position no diluted weighted average shares outstanding were calculated for US GAAP purposes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Free Cash Flow (Non-GAAP):
Net cash provided by (used in) operating activities (GAAP)	$402,553	$188,369	$710,233	$(215,791)
Less: Purchases of property, plant and equipment	(48,084)	(133,655)	(148,317)	(400,183)
Free Cash Flow (Non-GAAP)	$354,469	$54,714	$561,916	$(615,974)
Liquidity and Capital Resources
The following table represents our cash and debt balances as of September 30, 2025 and December 31, 2024:

	As of
	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Cash, cash equivalents and restricted cash	$4,110,542	$2,638,747
Total debt	$952,867	$1,018,013
To date, we have financed our operations and investments in long-term assets principally through proceeds from public and private offerings of our securities, proceeds from debt and our collaborations, proceeds from the sale of future royalties and, since the third quarter of 2024, cash flow from operations. Based on our current operating plan, we expect that our operating cash flows and existing cash and cash equivalents will enable us to fund our operating expenses and planned long-term investments for at least the next 12 months after the date that the financial statements included in this report are issued. We have also financed our operations and investments with proceeds from debt primarily incurred through various banks by both our subsidiaries and the Parent Company of $952.9 million as of September 30, 2025. We paid down $75.3 million of the debt in the nine months ended September 30, 2025 using existing cash. The majority of those debt obligations, or approximately $673.2 million, owed by BeOne Medicines Ltd. mature within the next 12 months. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations on a consolidated basis.
The upfront payment from Royalty Pharma of $885 million in the third quarter of 2025 increased our cash and cash equivalents through financing cash inflows. However, the repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period; therefore, it has not been included in the total debt balance above, as there is no claim on unrestricted cash. Our classification of the liability between current and non-current is based on our expectations of royalty revenue from Amgen over the next 12 months, which will be partially paid to Royalty Pharma in accordance with the terms of the Royalty Purchase Agreement. Cash inflows from Amgen will be classified as operating cash inflows, while the corresponding payments to Royalty Pharma will be allocated between interest cash outflows within operating cash flows and a portion to reduce the liability, classified as a financing cash outflow. In the third quarter of 2025, there was no impact on operating cash flows resulting from the royalty revenue inflows from Amgen following the completion of the Royalty Purchase Agreement, nor were there any interest payments associated with the liability to Royalty Pharma. Additionally, we did not repay any cash to Royalty Pharma during this period, which would have impacted our financing cash flows. Any cash received from Amgen but not yet remitted to Royalty Pharma as of the balance sheet date will be reflected as restricted cash in the Consolidated Balance Sheet. There was no such restricted cash as of September 30, 2025.
On December 15, 2021, we completed our initial public offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”). As required by the PRC securities laws, the net proceeds from the STAR Offering must be used in compliance with the planned uses as disclosed in the PRC prospectus as well as our proceeds management policy for the STAR Offering approved by our board of directors. As of September 30, 2025, we had cash remaining related to the STAR Offering proceeds of $249.0 million.

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$2,638,747	$3,185,984
Net cash provided by (used in) operating activities	710,233	(215,791)
Net cash used in investing activities	(237,820)	(454,745)
Net cash provided by financing activities	962,520	197,972
Net effect of foreign exchange rate changes	36,862	8
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,471,795	(472,556)
Cash, cash equivalents and restricted cash at end of period	$4,110,542	$2,713,428
Operating Activities
Cash provided by operating activities improved $926.0 million in the nine months ended September 30, 2025, versus the prior year period due to our significantly improved revenue and $1,069.9 million of increase in gross margin in the current year period, offset by continued funding of our development pipeline and commercial operations, and increasing working capital to support our global expansion.
Investing Activities
Investing activities used $237.8 million of cash in the nine months ended September 30, 2025, compared to $454.7 million in the prior year period due primarily to a decrease in capital expenditures, partially offset by an increase in acquired in-process research and development and regulatory milestone payments.
Financing Activities
Financing activities provided $962.5 million of cash in the nine months ended September 30, 2025, compared to $198.0 million in the prior year period due primarily to $885.0 million of proceeds from sale of future royalties and higher proceeds from option exercises and employee share purchase plan, partially offset by a net reduction in debt borrowings in the current year period and higher payroll tax payments upon vesting of share-based compensation awards.
Our borrowing and repayment cycle is dictated by the short-term maturities of our debt and the ability to increase our borrowings, if necessary, is dependent on interest rates, credit spreads, bank lending capacity and other factors. We expect to repay approximately $813.3 million of loans in the next 12 months and expect to be able to re-finance those on a consistent basis with our historical experience, with the cost of those borrowings depending on prevailing interest rates and credit spreads.
Effects of Exchange Rates on Cash
As noted above, we hold RMB denominated cash in our Parent Company (largely arising from the STAR Offering) and incur foreign currency gains or losses when remeasuring such cash to the U.S. dollar. In the nine months ended September 30, 2025, we incurred realized gains on cash of $4.0 million that is included in the reconciling items between net income and net cash provided by operating activities on the consolidated statements of cash flows, primarily related to the remeasurement of RMB denominated cash to USD. The RMB denominated cash in our Parent Company, however, is required to be used to fund RMB denominated expenditures and thus foreign currency gains or losses on such cash does not affect our ability to fund those expenditures.
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
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of September 30, 2025:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$74,486	$4,540	$69,946
Purchase commitments	175,115	172,773	2,342
Debt obligations	952,867	813,296	139,571
Interest on debt	57,482	47,699	9,783
Co-development funding commitment	183,592	183,592	—
Funding commitment	5,991	2,111	3,880
Capital commitments	52,061	52,061	—
Total	$1,501,594	$1,276,072	$225,522
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
Purchase Commitments
As of September 30, 2025, non-cancellable purchase commitments amounted to $175.1 million, of which $24.9 million related to non-utilization fees and minimum purchase requirements for supply purchased from contract manufacturers and $150.2 million related to binding purchase obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months are $813.3 million. Total long-term debt obligations are $139.6 million. We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. However, our debt is primarily short-term in nature. Any acceleration would be a matter of months but may impact our ability to refinance debt obligations if an event of default occurs. As of September 30, 2025, we were in compliance with all covenants of our material debt agreements. See above regarding Liquidity and Capital Resources and Note 11 in the Notes to the Condensed Consolidated Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Royalty Sale Liability
As described above, we have a contractual commitment to pay Royalty Pharma amounts received from Amgen related to Amgen’s sales of IMDELLTRA® in certain markets outside of China. While we have classified the upfront payment received from Royalty Pharma as a liability, the repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period, which is anticipated to extend at least through 2041. We have not included this liability in the table above because it does not constitute a fixed contractual obligation or a cancellable commitment from which the upfront payment could be demanded for refund.

Co-Development Funding Commitment
Under the Amgen collaboration, we are responsible for co-funding global development costs for the licensed Amgen oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and development services. As of September 30, 2025, our remaining co-development funding commitment was $183.6 million.
Funding Commitment
Funding commitment represents our committed capital related to equity investments. As of September 30, 2025, our remaining capital commitment was $6.0 million and is expected to be paid from time to time over the investment period.
Capital Commitments
We had capital commitments amounting to $52.1 million for the acquisition of property, plant and equipment as of September 30, 2025, related to various facilities across the globe, including our Hopewell facility.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses. We evaluate our estimates and judgments on an ongoing basis, and our actual results may differ from these estimates. These include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, estimating the incremental borrowing rate for operating lease liabilities, identifying separate accounting units and the standalone selling price of each performance obligation in the Company’s revenue arrangements, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimates related to the sale of future royalty liability and the fair value of financial instruments. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2025, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
For new accounting policies adopted during the three and nine months ended September 30, 2025, see “Part I—Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q, other than the accounting for the sale of future royalty liability disclosed in Note 4.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $612.6 million of outstanding floating rate debt as of September 30, 2025. A 100-basis point increase in interest rates as of September 30, 2025 would increase our annual pre-tax interest expense by approximately $6.1 million.

Foreign Currency Exchange Rate Risk
China Exchange Rate Regime
RMB is not freely convertible into foreign currencies for capital account transactions. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 2.5% in the nine months ended September 30, 2025 and depreciated approximately 2.8% in the year ended December 31, 2024, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
Transactional Risk
We are exposed to foreign exchange risk arising from various currency exposures when we enter into transactions denominated in foreign currencies. Our reporting currency is the U.S. dollar, and our most significant functional currencies are the U.S. dollar and the RMB. A portion of our operating transactions and monetary assets and liabilities are in currencies other than the U.S. dollar and RMB, primarily the U.S. dollar against the RMB, Euro, and Australian dollar. During the nine months ended September 30, 2025 and 2024, we recognized $4.0 million and $2.2 million of foreign exchange gains, respectively, resulting from changes in the value of the U.S. Dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. dollar functional currency entities, including the Parent Company.
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

Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 30, 2025, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 12, 2023, the Court entered a joint stipulation filed by the parties to stay the infringement suit pending resolution of a petition for post-grant review (“PGR”) of the ‘803 Patent with the U.S. Patent and Trademark Office (the “USPTO”) that was later filed by the Company on November 1, 2023. On May 1, 2024, the USPTO granted the Company’s PGR petition. On April 29, 2025, the USPTO issued a Final Written Decision (“FWD”) that invalidated all challenged claims of the ‘803 patent. On May 29, 2025, Pharmacyclics filed a request for Director Review of the USPTO’s FWD. On July 17, 2025, the USPTO denied Pharmacyclics’ request. Pharmacyclics did not appeal the USPTO’s FWD and Director Review decision. On September 30, 2025, the parties filed a joint stipulation with the Court to dismiss the infringement suit.
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
The development and commercialization of new medicines is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell medicines or are pursuing the development of medicines for the treatment of cancer for which we are commercializing our medicines or developing our drug candidates. For example, BRUKINSA®, TEVIMBRA®, and pamiparib face substantial competition, and some of our products face or are expected to face competition from generic therapies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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
On April 15, 2025, the Trump Administration published Executive Order 14273 (90 Fed. Reg. 16441), “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the U.S. Department of Health and Human Services to take steps to reduce drug prices. On May 12, 2025, the Administration published Executive Order 14297 (90 Fed. Reg. 20749), “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs certain executive officials to “communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations” and facilitate direct-to-consumer and direct-to-business purchasing programs and directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Subsequently, some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreement with the federal government regarding prices for prescription drugs sold to U.S. patients and through Medicaid programs, and the Trump Administration has announced that a website operated by the federal government that is anticipated to redirect consumers to pharmaceutical companies’ direct-to-consumer channels will be launched in January 2026. The scope, timing, and implementation details of this policy remain uncertain and may be subject to legal challenges, regulatory rulemaking, and changes in administrative priorities. If implemented, this policy could have a material impact on the pricing and reimbursement of our products in the United States, particularly those covered under Medicare Part B or Part D. Potential effects include reduced pricing flexibility, downward pressure on reimbursement rates and changes to market access dynamics and to pricing negotiations with commercial payors and international markets. Because the outcome, timing, and specifics of this policy are uncertain, we cannot predict its effect on our business, financial condition, results of operations, or prospects, but the impact could be material and adverse.
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
In China, drug prices are typically lower than in the U.S. and Europe, and until recently, the market has been dominated by generic drugs. Government authorities regularly review the inclusion or removal of medicines from China’s National Reimbursement Drug List (the “NRDL”), or provincial or local medical insurance catalogues for the National Medical Insurance Program, and the tier under which a medicine will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. Products included in the NRDL have typically been generic and essential drugs. BRUKINSA, TEVIMBRA, PARTRUVIX®, XGEVA® and KYPROLIS® have been included in the NRDL. While the demand for these medicines has generally increased after inclusion in the NRDL, there can be no assurance that demand will continue to increase and such increases will be sufficient to offset the reduction in the prices and our margins, which could have a material adverse effect on our business, financial condition and results of operations. We prepare for the NRDL negotiations in China for our eligible medicines/indications annually. If any of these medicines/indications are not included in the NRDL or included at a significantly lower price, the revenues for such medicines could be limited, which could have a material adverse effect on our business, financial condition and results of operations in China.

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

•unexpected changes in trade policy, including tariffs that have been or may in the future be imposed by the U.S. or other countries, trade disputes, trade barriers and regulatory requirements, including the loss of normal trade status between China and the U.S. or actions taken by U.S. or China governmental authorities on companies with significant operations in the U.S. and China, such as us, and protectionist or retaliatory measures taken by the U.S. or China;
•economic weakness;
•compliance with tax, employment, immigration and labor laws for our employees;
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
For example, in 2025, the U.S. imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. While certain tariffs have been subsequently suspended, modified or temporarily reduced, their impact has already been seen, and we expect will continue to be seen, in global markets, and we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Furthermore, increased tariffs may make certain products no longer commercially viable. These and other risks, including the risks described in “Risks Related to Our Doing Business in the PRC”, may materially adversely affect our ability to attain or sustain revenue in international markets.
Furthermore, on April 1, 2025, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) initiated an investigation into whether imports of pharmaceutical products present a risk to the national security of the U.S. This investigation could result in BIS recommending additional tariffs on imports of pharmaceutical products into the U.S. The scope or scale of any resulting tariffs as well as their secondary effects could adversely impact our business.
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
*Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and we cannot predict with any certainty the success of any clinical trial or whether or when we might complete a given clinical trial. We may also experience delays in initiating and conducting clinical trials of our drug candidates, and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all.

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
For example, in 2022, the FDA extended the Prescription Drug User Fee Act goal date for the supplemental new drug application (“sNDA”) for BRUKINSA as a treatment for adult patients with chronic lymphocytic leukemia or small lymphocytic lymphoma by three months, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. In 2022, the FDA deferred action on the BLA for TEVIMBRA® as a second-line treatment for patients with unresectable or metastatic ESCC, citing only the inability to complete inspections due to COVID-19 related restrictions on travel. In 2024, the FDA deferred approval for TEVIMBRA in first-line unresectable, recurrent, locally advanced, or metastatic ESCC on account of a delay in scheduling clinical site inspections.
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
The FDA, NMPA, EMA, and other regulatory authorities strictly regulate the marketing, labeling, advertising and promotion of products that are placed on the market. For example, in September 2025, the FDA and HHS announced reforms to limit the use of misleading direct-to-consumer pharmaceutical advertisements. Drugs may be promoted only for their approved indications and for use in accordance with the provisions of the approved label. The FDA, NMPA, EMA, and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, NMPA, EMA, and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad, particularly in China, where the regulatory environment is constantly evolving. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.
In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the accelerated approval of BRUKINSA in the U.S. and China and certain approvals of TEVIMBRA, PARTRUVIX, XGEVA®, BLINCYTO®, KYPROLIS® and QARZIBA® in China, we will be required to conduct a confirmatory study to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. If we fail to conduct such studies in a timely manner or such studies fail to verify clinical benefit, such approval may be withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval. For example, the FDA generally requires that all advertising and promotional materials be submitted to the FDA for review prior to dissemination or publication for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.
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

As is typical in the development of pharmaceutical products, drug-related AEs and serious AEs (“SAEs”) have been reported in our clinical trials. Some of these events have led to patient deaths. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time, we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs. Each such disclosure speaks only as of the date of the data cutoff used in such report, and we undertake no duty to update such information unless required by applicable law. Also, a number of immune-related adverse events (“IRAEs”) have been associated with treatment with checkpoint inhibitors such as TEVIMBRA, including immune-mediated pneumonitis, colitis, hepatitis, endocrinopathies, nephritis and renal dysfunction, skin adverse reactions, and encephalitis. These IRAEs may be more common in certain patient populations (potentially including elderly patients) and may be exacerbated when checkpoint inhibitors are combined with other therapies.
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
In addition, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, and, to the extent the OBBBA reduces the number of enrollees in federal healthcare programs and covered services, our business could be adversely impacted.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, other than periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $8.4 billion and $8.6 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities used $0.1 billion, $1.2 billion and $1.5 billion of net cash during the years ended December 31, 2024, 2023 and 2022, respectively. Our operating activities provided approximately $710 million of net cash during the nine months ended September 30, 2025 and used approximately $216 million of net cash during the nine months ended September 30, 2024, respectively. We recorded negative net cash flows from operating activities in 2024, 2023 and 2022 primarily due to our net losses of $0.6 billion, $0.9 billion and $2.0 billion, respectively. We cannot assure you that we will be able to continue to generate positive cash flows from operating activities in the future.
Since September 2017, we have generated revenues from the sale of medicines in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally developed medicines. These revenues are not yet sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash and cash equivalents to meet our projected operating requirements for at least the next 12 months. However, our existing cash and cash equivalents and potential future short-term investments may not be sufficient to enable us to complete all global development or launch all of our current medicines and drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we may require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources, and our ability to obtain additional financing may be subject to shareholder approval requirements or other regulatory approvals and requirements.
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
As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At September 30, 2025, we had approximately $2,131.2 million invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had no short-term investments, cash and cash equivalents of $4.0 billion and restricted cash of $73.7 million as of September 30, 2025, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of September 30, 2025, we held no short-term investments. To the extent we invest in U.S. Treasury securities as short-term investments in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

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
Although we manufacture commercial supply of TEVIMBRA, zanubrutinib, and pamiparib at our manufacturing facilities in China, and recently opened our commercial-stage biologics manufacturing and clinical R&D center in New Jersey and a new small molecule manufacturing campus in Suzhou, China, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into a commercial supply agreement for TEVIMBRA with Boehringer Ingelheim Biopharmaceuticals (China) Ltd. (“Boehringer Ingelheim”) and entered into a commercial supply agreement for BRUKINSA with Catalent Pharma Solutions, LLC (“Catalent”). In addition, we generally rely on our collaboration partners and their third-party manufacturers for supply of in-licensed medicines in China. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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
•a dispute may arise with one or more of our third-party manufacturers;
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
For example, in 2019, we entered into a strategic collaboration with Amgen with respect to its commercial-stage oncology products XGEVA®, BLINCYTO® and KYPROLIS® and a portfolio of clinical- and late-preclinical-stage oncology pipeline products. In 2021, we entered into a collaboration and license agreement with Novartis Pharma AG (“Novartis”), granting Novartis rights to develop, manufacture and commercialize our anti-PD-1 antibody TEVIMBRA in certain territories, but that agreement was terminated in September 2023 and we regained full, global rights to develop, manufacture and commercialize TEVIMBRA. In December 2021, we entered into an option, collaboration and license agreement with Novartis to develop, manufacture and commercialize our investigational TIGIT inhibitor, ociperlimab, in North America, Europe, and Japan, terminated that agreement in July 2023 and regained full, global rights to develop, manufacture and commercialize ociperlimab. In December 2024, we entered into a global licensing agreement with CSPC Zhongqi Pharmaceutical Technology (Shijiazhuang) Co., Ltd. for a methionine adenosyltransferase 2A (MAT2A)-inhibitor being explored for solid tumors.
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
Under the Cyber Security Law and Data Security Law, we are required to establish and maintain a comprehensive data and network security management system that will enable us to monitor and respond appropriately to data security and network security risks. We are obligated to notify affected individuals and appropriate Chinese regulators of, and respond to, any data security and network security incidents. Chinese authorities have issued guidance, regulations, and amendments that continue to evolve the required standard of security and potential liabilities for violations. For example, the Network Data Security Management Regulations issued in September 2024 impose detailed and prescriptive requirements for protecting network security. In addition, the Administrative Measures on National Cybersecurity Incident Reporting promulgated in September 2025 define the levels of cybersecurity incidents and the corresponding reporting requirements. Establishing and maintaining such systems takes substantial time, effort and cost, and we may not be able to establish and maintain such systems as fully as needed to ensure compliance with our legal obligations. Despite our investment, such systems may not adequately protect us or enable us to appropriately respond to or mitigate all data security and network security risks or incidents we may face.

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
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Currently, the U.S. federal government is shutdown following the expiration of a continuing resolution on September 30, 2025. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.
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
Our business is subject to risks and challenges associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; challenges in replicating or adapting our company policies and procedures to operating environments different from that of the U.S.; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; trade-protection measures or disputes, import or export licensing requirements, and fines, penalties or suspension or revocation of export privileges; laws and regulations on foreign investment in the U.S. under the jurisdiction of CFIUS and other agencies; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health crises on employees, our operations and the global economy; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates. In addition, in 2017 the United Kingdom Financial Conduct Authority (“UKFCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it would no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator. Following June 30, 2023, the UKFCA ceased to publish one month, three month and six month USD LIBOR settings. In the U.S., the Alternative Reference Rate Committee (“ARRC”), a steering committee assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference rates to replace LIBOR. The ARRC selected, and the Federal Reserve Bank of New York recommended, the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury market. LIBOR and SOFR have significant differences: LIBOR is an unsecured lending rate and SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR is a forward-looking rate that reflected term rates at different maturities. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and as such, the replacement of LIBOR could have an adverse effect on the market for, or value of, LIBOR-linked financial instruments. Failure to manage these risks and challenges could negatively affect our ability to expand our businesses and operations as well as materially and adversely affect our business, financial condition and results of operations.
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
We are a holding company incorporated in Switzerland, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of September 30, 2025 and December 31, 2024, these restricted assets totaled $1.9 billion and $1.7 billion, respectively.
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
Chinese authorities have become increasingly active in enforcing laws affecting the pharmaceutical industry. Specifically, the Chinese authorities have recently increased anti-bribery efforts to address improper payments and other benefits received by physicians, staff and hospital administrators in connection with the sales, marketing and purchase of pharmaceutical products. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. Reports of what have come to be viewed as significant quality-control failures by Chinese vaccine manufacturers have led to enforcement actions against officials responsible for implementing national reforms favorable to innovative drugs (such as ours). This macro-industry event could cause state or private resources to be diverted away from fostering innovation and be redirected toward regulatory enforcement, which could adversely affect our research, development, manufacturing and commercialization activities and increase our compliance costs.

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
As of November 1, 2025, 1,438,553,263 ordinary shares, par value $0.0001 per share, were outstanding, of which 703,452,724 ordinary shares were held in the form of 54,111,748 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Furthermore, under Swiss law, a staggered or classified board is not permitted and all directors are elected or re-elected annually, which could increase board turnover and potentially reduce continuity and stability in management. Under Hong Kong, Delaware, and Cayman Islands law, staggered boards are allowed, which may provide greater stability. These and other Swiss law requirements could limit our flexibility to swiftly implement certain initiatives or strategies that could otherwise provide meaningful benefits to our shareholders.
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
Our Swiss Articles provide that our place of incorporation in Basel, Switzerland will be the exclusive forum for any disputes arising under, out of, in connection with, or related to the corporate relationship. As a result, any derivative action or proceeding brought on behalf of us asserting a claim of breach of a fiduciary duty owed by any director or officer of us to the Company and our shareholders, can only be brought in the courts of Basel, Switzerland. Our Swiss Articles further state that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”) and provide that any person or entity purchasing or otherwise acquiring any interest in any of our securities is bound by these provisions; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with U.S. federal securities laws and rules and regulations thereunder.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 37% of our outstanding ordinary shares as of November 1, 2025. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.

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
Effective May 27, 2025, we changed our jurisdiction of incorporation from the Cayman Islands to Switzerland through a transaction known as a continuation under Section 206 of the Companies Act (as amended) of the Cayman Islands and Article 161 of the Swiss Federal Act on Private International Law (such transaction, the “Continuation”). Because of differences in Swiss law and Cayman Islands law and certain changes that were made to our governing documents in connection with the Continuation, your rights as a shareholder have changed. For a description of these differences, see “Proposal No. 1: Approval of the Continuation — Comparison of Shareholder Rights” in the proxy statement/prospectus filed with the SEC on March 10, 2025.

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
Under our Swiss Articles, our shareholders pre-authorized our board of directors to issue new registered ordinary shares of the Company for general corporate purposes based on the capital band, and for convertible instruments and long-term incentive plan purposes based on conditional capital, in each case without additional shareholder approval. However, the shareholder authorization for general corporate purposes based on the capital band must be renewed by the shareholders at least every five years, and both the authorizations under the capital band and the conditional capital are limited to 50% of a company’s stated capital. Swiss law also reserves for approval by shareholders many corporate actions over which our board of directors previously had authority under Cayman Islands law. For example, dividends must be approved by shareholders. While we do not believe that the differences between Cayman Islands law and Swiss law relating to our capital management will have an adverse effect on our Company, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.
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
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
(c)
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1#	Royalty Purchase Agreement, dated August 25, 2025, by and between the Registrant, BeOne Medicines I GmbH, and Royalty Pharma Investments 2023 ICAV.	X
10.2#	Waiver under Collaboration Agreement, dated August 11, 2025, by and between the Registrant, BeOne Medicines I GmbH, and Amgen Inc.	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

BEONE MEDICINES LTD.

Date: November 6, 2025	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Aaron Rosenberg
Aaron Rosenberg
Chief Financial Officer
(Principal Financial Officer)