Form 10-K
period 2025-12-31
BeOne Medicines Ltd.
filed 2026-02-26
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-37686
BEONE MEDICINES LTD.
(Exact Name of Registrant as Specified in its Charter)

Switzerland	98-1209416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o BeOne Medicines I GmbH
94 Aeschengraben 27
Basel 4051
Switzerland
(Address of principal executive offices, including zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of ADSs, each representing 13 ordinary shares, held by non‑affiliates of the registrant was approximately $14.7 billion, based upon the closing price of the registrant’s ADSs on the Nasdaq Global Select Market on June 30, 2025.

As of February 13, 2026, 1,442,259,810 ordinary shares, par value $0.0001 per share, were outstanding, of which 714,971,127 ordinary shares were held in the form of 54,997,779 ADSs, and 115,055,260 were RMB shares.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10‑K.

BeOne Medicines Ltd.
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
•the timing, progress and results of our research and development (“R&D”) programs, preclinical studies and clinical trials of our drug candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;
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
•the regulatory environment and regulatory developments in the United States (“U.S.”), China, the United Kingdom (“UK”), Switzerland, the European Union (“EU”) and other jurisdictions in which we operate;
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
•our ability to comply with the covenants and other requirements under our facilities agreements and to borrow available amounts under such agreements;
•statements regarding future revenue, key milestones, expenses, capital expenditures, capital requirements and share performance;
•the future trading price of our American Depositary Shares (“ADSs”) listed on Nasdaq, our ordinary shares listed on HKEx, and our ordinary shares issued to permitted investors in China and listed and traded on the STAR in Renminbi (“RMB Shares”), as well as the impact of securities analysts’ reports on these prices; and
•the effects of our redomiciliation to Switzerland, including its tax treatment, and our name change in 2025.
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

PART I
Unless the context requires otherwise, references in this report to “BeOne,” the “Company,” “we,” “us,” and “our” refer to BeOne Medicines Ltd. and its subsidiaries, on a consolidated basis.
Item 1. Business
Overview
We are a leading global oncology company discovering and developing innovative treatments that are more accessible to cancer patients worldwide. In 2025, we generated total global revenue of approximately $5.3 billion, increasing revenue by approximately 40.2% from the prior year, while achieving net income of $286.9 million, net cash provided by operating activities of $1.1 billion and positive free cash flow of $941.7 million.
We are serial innovators in hematology and have built a differentiated, wholly-owned, and foundational franchise. We are the only company with potentially best-in-class assets across three foundational chronic lymphocytic leukemia (“CLL”) mechanisms of action (“MoAs”). This includes BRUKINSA®, a proven best-in-class Bruton’s tyrosine kinase (“BTK”) inhibitor, sonrotoclax, a next-generation and potentially best-in-class B-cell lymphoma 2 (“BCL2”) inhibitor that received its first global regulatory approval in December 2025, and our potentially first-in-class and best-in-class BTK chimeric degradation activation compound (“BTK-CDAC”).
BRUKINSA was designed for complete sustainable inhibition of BTK with the belief that this would improve patient outcomes. This hypothesis was supported in the ALPINE trial, where BRUKINSA demonstrated sustained superior efficacy and lower cardiac toxicity in an all-comers relapsed/refractory (“R/R”) CLL population against ibrutinib. BRUKINSA is the only BTK inhibitor to prove superior efficacy to ibrutinib, especially over the long term. BRUKINSA has the broadest label in the class, with U.S. approvals in CLL, mantle cell lymphoma (“MCL”), Waldenström’s macroglobulinemia (“WM”), marginal zone lymphoma (“MZL”) and follicular lymphoma (“FL”). Despite being the third entrant to the market, BRUKINSA became the global market leader across B-cell malignancies in 2025. BRUKINSA generated $3.9 billion in sales in 2025, is approved in over 75 markets and has launched in many key markets, including Europe, Japan, Korea and Brazil. Our Phase 3 MANGROVE trial is evaluating BRUKINSA plus rituximab compared with bendamustine plus rituximab in previously untreated MCL. Pending approval, this would be the first chemo-free regimen available for patients as a first line (“1L”) treatment for MCL.
Sonrotoclax is a potentially best-in-class BCL2 inhibitor designed to have greater potency and selectivity, and potential for better tolerability than venetoclax. In late 2025, we received the first approval for sonrotoclax for adult patients with R/R MCL and CLL/small lymphocytic lymphoma (“SLL”) patients who have received prior systemic therapy, including a BTK inhibitor. The approval, granted in China, is supported by data demonstrating deep and durable responses and manageable tolerability, underscoring sonrotoclax’s emerging role as a foundational medicine across B-cell malignancies. Presented at the American Society of Hematology (“ASH”) meeting in 2025, monotherapy data from the Phase 1/2 study of patients with R/R MCL treated with sonrotoclax demonstrated a favorable safety and efficacy profile. Sonrotoclax is under Priority Review by the U.S. Food and Drug Administration (“FDA”) for potential accelerated approval in the first half of 2026. Pending approval, sonrotoclax would be the first and only BCL2 inhibitor approved for monotherapy use in R/R MCL.
In the fixed dose BRUKINSA plus sonrotoclax combination, we presented unmatched levels and time to achieve undetectable minimal residual disease (“uMRD”), demonstrating a clear advantage over other fixed duration regimens. The Phase 3 CELESTIAL-TNCLL trial of BRUKINSA plus sonrotoclax in 1L CLL has completed enrollment, and we have initiated a Phase 3 study in the first half of 2026, comparing BRUKINSA plus sonrotoclax against acalabrutinib plus venetoclax in 1L CLL.
Our BTK-CDAC, BGB-16673, which is designed to promote the degradation of both wildtype and mutant forms of BTK, including those that commonly result in resistance to BTK inhibitors in patients who experience progressive disease, has best-in-class potential and is the most advanced BTK degrader in development. Data presented at ASH 2025 showed significant efficacy signals and safety data in a heavily pretreated population. We have initiated a Phase 3 head-to-head trial against pirtobrutinib, consistent with our strategy to develop medicines that have potential to meaningfully improve upon the current practice of care. An accelerated approval filing submission based on the Phase 2 trial in R/R CLL could be made to the FDA in 2026 if data supports such submission. With these three differentiated and synergistic assets, we believe we are uniquely positioned to potentially provide the best solution for all CLL patients along their treatment journey and lead a sustainable franchise in the approximately $12 billion global CLL market.

We have a deep and innovative solid tumor pipeline. In 2025, we advanced five differentiated new molecular entities (“NMEs”) into the clinic, each of which has the potential to be first-in-class or best-in-class. Our intention is to build depth in the development of potential treatments for the most prevalent cancers, including breast/gynecologic, lung and gastrointestinal. Five solid tumor programs achieved proof of concept in 2025, including our next-generation cyclin-dependent kinase 4 (“CDK4”) inhibitor (BGB-43395) and potentially first-in-class B7-H4 antibody-drug conjugate (“ADC”) (BG-C9074), our differentiated MoA and first-in-class Glypican-3 (“GPC3”)-dependent 4-1BB targeting bispecific T-cell engager (BGB-B2033), our synergistic and potentially best-in-class protein arginine methyltransferase 5 (“PRMT5”) (BGB-58067), as well as our carcinoembryonic antigen (“CEA”) ADC (BG-C477).
We are a company built to address the long-lived challenges to return on investment in the pharmaceutical industry. Clinical trials represent more than 75% of the total cost of bringing an oncology medicine to patients, yet the industry continues to outsource this function to contract research organizations (“CROs”) at an ever-increasing cost per patient. Regulatory policies such as Project Optimus, while well intended, lead to meaningful program delays and increasing Phase 1 trial costs due to increased patient requirements and time. Increased competition exists for nearly every validated target, and pricing reform, such as the Inflation Reduction Act (“IRA”) in the U.S., is placing direct and indirect pressure on innovators. Since inception, we have focused on building unique and hard to replicate competitive advantages that address these industry-wide challenges. Most importantly, our nearly 6,000 colleagues across clinical development and manufacturing across the globe allow us to break from the traditional CRO model and develop medicines with greater speed and at a lower cost than many of our industry peers while maintaining the highest quality. Our global development “superhighway” is unique to BeOne and critical to generating superior returns on R&D investment. We are innovating with intentionality and building best-in-class combinations to win in the increasingly competitive commercial landscape.
Since our inception in 2010, we have become a fully integrated global organization with nearly 12,000 employees worldwide.
Our Holding Company Structure
We are a holding company currently incorporated in Switzerland with operations primarily conducted through our subsidiaries in the U.S., China, the UK and Australia. In the second quarter of 2025, we redomiciled from the Cayman Islands to Switzerland. The following diagram depicts a summary of our corporate structure. Our corporate structure contains no variable interest entities.

Our Strategy
We were founded with the vision to create an integrated biopharmaceutical company to address challenges in the pharmaceutical industry, creating impactful medicines that will be affordable and accessible to far more patients around the world. Our global development “superhighway” was uniquely built to address an increasingly challenged industry and improve R&D returns.
We have built a substantial global clinical team of approximately 3,800 people on six continents, allowing us to run clinical trials largely without reliance on CROs. We believe independence from traditional CRO models allows us to execute more cost-efficient development and achieve faster time to clinical proof-of-concept. It also allows us to expand the reach of our clinical sites, which supports diverse participation and the collection of robust data across all patient demographics. Our demonstrated ability to complete large-scale, multi-regional clinical trials is an important strategic competitive advantage and addresses an immense challenge in the pharmaceutical industry.
We have built a highly productive and cost-effective oncology research team with 1,200+ scientists, allowing us to drive serial innovation to enable sustained market leadership. Our efforts have been validated by commercial approvals, clinical data, and collaborations that have secured $1.5 billion in collaboration payments to our company. We design each research program with a differentiated biological hypothesis, which has resulted in multiple commercially approved medicines and a pipeline of wholly-owned assets with potential for combinations and depth in key tumor types. We have invested in diverse technology platforms to pursue innovation, including small molecules, CDAC protein degraders, bispecific antibodies, tri-specific antibodies, and ADCs allowing us access to diverse modalities and to advance science with urgency and agility. Our CDAC platform, in particular, offers a differentiated approach from small molecules with its catalytic activity, higher barrier to resistance, and scaffold function disruption. We have more than 20 CDAC and degrader-antibody conjugate programs progressing through our discovery, investigational new drug (“IND”) and clinical development stages. Our research and innovation capabilities are optimized for discovering high-quality and impactful medicines for patients in a highly productive and cost-effective way.
We have built a strong commercial portfolio, with BRUKINSA and TEVIMBRA® driving global revenue.
Expanding our Foundational Hematology Franchise
Our hematology franchise is led by BRUKINSA, which is supported by a broad clinical program with over 7,900 patients enrolled in more than 30 countries and regions across more than 45 trials. We continue to broaden our leadership in hematology, utilizing BRUKINSA as our foundational asset. We are focused on lifecycle management to build a sustainable hematology franchise maximizing value for our company, shareholders and patients globally. BRUKINSA has allowed us to build a strong franchise in hematology-oncology and we plan to expand our leadership in CLL with our wholly-owned, emerging best-in-class hematology pipeline consisting of sonrotoclax and our BTK-CDAC, while amplifying our impact in other B-cell malignancies. We are the only company offering potentially best-in-class, foundational medicines across the three key mechanisms of action in CLL, with BRUKINSA, sonrotoclax and our BTK-CDAC. These assets show promise to offer best-in-disease combinations, and we have comprehensive registrational programs to address patient need in both the treatment naïve and relapsed settings, and with continuous use or fixed duration regimens.
Expanding Access to our PD-1 Inhibitor for Patients Worldwide and Building Global Commercial Capabilities to Support our Prolific Pipeline
Our solid tumor franchise is led by our anti-PD-1 monoclonal antibody, TEVIMBRA, which is currently approved in the U.S., EU, China and other countries. We intend to expand TEVIMBRA’s global footprint through ongoing submissions and approvals, including submissions based on the HERIZON-GEA-01 trial. We are also developing a hyaluronidase-free, high-concentration subcutaneous formulation of TEVIMBRA which we believe will be competitive in global markets. With TEVIMBRA and the potentially best-in-class solid tumor pipeline assets, we are well-positioned to build our solid tumor business and deliver innovative therapies and combinations to patients.
We have a global commercial organization to deliver medicines to patients around the globe. We have established commercial capabilities in key large commercial markets of the U.S., EU and China, and continue our rapid expansion of capabilities into the Asia Pacific, Latin America, and Middle East regions, driving the delivery of highly effective and differentiated medicines to patients around the globe. This has enabled a geographically diversified revenue mix and a truly global business.

Our business model is sustainable and results in a strong global financial profile. We believe we are financially well-positioned with cash and cash equivalents of $4.5 billion and debt of $1.0 billion as of December 31, 2025. Our product revenue has grown 39.8% since 2024 from our current portfolio and cornerstone assets, which we expect to grow significantly in 2026 and beyond. We achieved GAAP net income and non-GAAP net income for the first time in fiscal year 2025. We generated net cash provided by operating activities of $1.1 billion and positive free cash flow in 2025. We will continue to be thoughtful and strategic in how we deploy our capital, and consistent with previous collaborations, we will actively explore partnerships that strengthen our business. We are committed to generating long-term value for our shareholders.

Our Commercial and Registration Stage Products
The following table summarizes the status of our commercial products as of February 26, 2026:

PRODUCT	MECHANISM OF ACTION	REGULATORY STATUS	BEONE COMMERCIAL RIGHTS	PARTNER
BRUKINSA® (zanubrutinib)	BTK inhibitor	Approved in 77 markets, incl. U.S., EU, China, Japan, and other markets	Global	N/A
TEVIMBRA® (tislelizumab)	Anti-PD-1 antibody	Approved in 51 markets, incl. U.S., EU, China, Japan, and other markets	Global	N/A
PARTRUVIX® (pamiparib)	PARP inhibitor	Approved in China	Global	N/A
Sonrotoclax	BCL2 inhibitor	Approved in China	Global	N/A
IMDELLTRA® (tarlatamab)[1]	Anti-DLL3 x anti-CD3 bispecific T-cell engager (BiTE)	Approved in U.S.	Mainland China	Amgen
XGEVA® (denosumab)	Anti-RANK ligand antibody	Approved in China	Mainland China	Amgen
BLINCYTO® (blinatumomab)	Anti-CD19 x anti-CD3 bispecific T-cell engager (BiTE)	Approved in China	Mainland China	Amgen
KYPROLIS® (carfilzomib)	Proteasome inhibitor	Approved in China	Mainland China	Amgen
ZIIHERA® (zanidatamab)	Anti-HER-2 bispecific antibody	Approved in U.S., EU, China and Canada	Asia (excluding Japan & India), Australia, New Zealand	Jazz Zymeworks
SYLVANT® (siltuximab)	IL-6 antagonist	Approved in China	Greater China	Recordati
QARZIBA® (dinutuximab)	Anti-GD2 antibody	Approved in China	Mainland China	Recordati
POBEVCY® (Avastin biosimilar)	Anti-VEGF antibody	Approved in China	Greater China	Bio-Thera
BAITUOWEI® (goserelin microspheres for injection)	Gonadotropin-releasing hormone (GnRH) agonist	Approved in China	Mainland China	Luye Pharma
TAFINLAR® (dabrafenib)	BRAF inhibitor	Approved in China	China Broad Markets[2]	Novartis
MEKINIST® (trametinib)	MEK inhibitor	Approved in China	China Broad Markets[2]	Novartis
VOTRIENT® (pazopanib)	VEGFR inhibitor	Approved in China	China Broad Markets[2]	Novartis
AFINITOR® (everolimus)	mTOR inhibitor	Approved in China	China Broad Markets[2]	Novartis
ZYKADIA® (ceritinib)	ALK inhibitor	Approved in China	China Broad Markets[2]	Novartis
1. A significant portion of our rights to receive certain tiered mid-single digit royalty payments based on annual net revenue from sales outside of China of IMDELLTRA were sold to Royalty Pharma in the third quarter of 2025.
2. Rights to promote and market in China’s broad markets pursuant to a Market Development Agreement with an affiliate of Novartis Pharma AG.
Abbreviations: DLL3 = delta-like ligand 3; CD = cluster of differentiation; ALK = anaplastic lymphoma kinase; BRAF = B-rapidly accelerated fibrosarcoma; MEK = mitogen-activated protein kinase (MAPK) / Extracellular-signal regulated kinase (ERK); mTOR = Mammalian target of rapamycin; VEGFR = vascular endothelial growth factor receptor
Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenue by product.

We commercialize the following internally developed cancer medicines:
BRUKINSA
Market Opportunity
Lymphomas are blood-borne cancers involving lymphatic cells of the immune system. They can be broadly categorized into non-Hodgkin’s lymphoma and Hodgkin’s lymphoma. In 2025, global revenues for BTK inhibitors were approximately $12 billion according to company reported financials. Global revenues are projected to be more than $15 billion in 2028, according to published reports. Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for BRUKINSA net revenue generated in 2024 and 2025.
BRUKINSA
BRUKINSA is a next-generation, oral, small molecule inhibitor of BTK designed to deliver complete and sustained inhibition of the BTK protein by optimizing bioavailability, half-life, and selectivity. With differentiated pharmacokinetics compared with other approved BTK inhibitors, BRUKINSA has been demonstrated to inhibit the proliferation of malignant B cells within a number of disease-relevant tissues. BRUKINSA has the broadest label globally of any BTK inhibitor and is the only BTK inhibitor to provide the flexibility of once or twice daily dosing. A tablet formulation was FDA approved in June 2025, providing patients with more convenience and flexibility.
BRUKINSA has approvals in five indications, including CLL/SLL, WM, R/R MCL, R/R MZL and R/R FL, and is approved in 77 markets and reimbursed in 58 markets.
In the U.S., BRUKINSA received accelerated approval from the FDA for MCL in adult patients who have received at least one prior therapy in November 2019. It was then approved for patients with WM based on a head-to-head study vs ibrutinib, followed by an accelerated approval in R/R MZL patients who have received at least one anti-CD20-based regimen. In January 2023, BRUKINSA was approved for the treatment of adult patients with CLL or SLL in both the treatment naive and relapsed setting based on two Phase 3 studies. BRUKINSA is the only BTK inhibitor to demonstrate progression-free survival (“PFS”) superiority to ibrutinib in R/R CLL/SLL in all patient segments, including high-risk (17p/TP53). In March 2024, BRUKINSA received accelerated approval from the FDA for R/R FL in combination with obinutuzumab. In June 2025, BRUKINSA received approval of its tablet formulation.
In Europe, BRUKINSA received approval from the European Commission (“EC”) for the treatment of adult patients with WM who have received at least one prior therapy or for the first-line treatment of patients unsuitable for chemo-immunotherapy, as well as for the treatment of patients with R/R MZL and for the treatment of patients with CLL. In November 2023, the EC approved BRUKINSA in combination with obinutuzumab for the treatment of adult patients with R/R FL who have received at least two prior lines of systemic therapy. BRUKINSA is now approved to treat more patient populations in Europe than any other BTK inhibitor. In August 2025, BRUKINSA received approval from the EC of a film-coated tablet formulation for all approved indications.
In China, BRUKINSA has received approvals from the China National Medical Products Administration (“NMPA”) for the treatment of adult patients with CLL/SLL and WM, and conditional approvals for adult patients with R/R MCL and 3L FL. Currently, all approved indications for BRUKINSA are included in the National Reimbursement Drug List (“NRDL”) by the China National Healthcare Security Administration (“NHSA”).
BRUKINSA received approval in Japan for WM and CLL/SLL in December 2024.
TEVIMBRA (tislelizumab)
Market Opportunity
Globally, the top four PD-1/PD-L1 antibody medicines had revenues of over $50 billion in 2025 based on public reports. The 2025 China PD-1/L1 market (net revenue) was approximately $4 billion.
Global revenues are projected to increase through 2028, according to published reports, driven by multiple factors including indication expansion, approvals and adoptions in earlier lines of therapies, further market penetration, and extension of duration of therapy.

TEVIMBRA
TEVIMBRA is a humanized IgG4 monoclonal antibody against the immune checkpoint receptor programmed cell death protein 1 (“PD-1”) that we specifically designed to minimize binding to Fc receptor gamma (“FcγR”), which is believed to play an essential role in activating phagocytosis in macrophages, to minimize its negative impact on T effector cells.
We have received regulatory approvals for TEVIMBRA marketing applications in multiple geographies, including the EU/European Medicines Agency (“EMA”) (comprising 27 countries plus Iceland and Norway) and 23 countries across North America, Europe, Asia Pacific and other markets.
TEVIMBRA was included in the NRDL in 2021 for second-line locally advanced or metastatic UC with high PD-L1 expression, in 2022 for first-line locally advanced unresectable or metastatic non-squamous non-small cell lung cancer (“NSCLC”), first-line locally advanced unresectable or metastatic squamous NSCLC and second-line metastatic hepatocellular carcinoma (“HCC”), in 2023 for second-line locally advanced or metastatic NSCLC with driver gene negative/unknown, second-line metastatic MSI-H solid tumors, second-line locally advanced or metastatic esophageal squamous cell carcinoma (“ESCC”), and first-line recurrent or metastatic nasopharyngeal cancer (“NPC”), in 2024 for first-line locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma (“G/GEJA”) with high PD-L1 expression and first-line unresectable locally advanced, recurrent or metastatic ESCC, and in 2025 for first-line metastatic G/GEJA irrespective of PD-L1 expression status, first-line extensive stage small cell lung cancer (“ES-SCLC”) and first-line unresectable or metastatic HCC, and in 2026 for peri-operative treatment for resectable stage II and IIIA NSCLC.

Market	Approval
China	for neoadjuvant treatment in combination with platinum-based chemotherapy and for adjuvant treatment as monotherapy after surgery in patients with resectable stage II or III NSCLC in combination with etoposide and platinum chemotherapy as the first-line treatment for patients with extensive-stage small cell lung cancer for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma with high PD-L1 expression in combination with fluoropyrimidine and platinum chemotherapy for first-line treatment of patients with unresectable, locally advanced or metastatic squamous NSCLC in combination with chemotherapy for first-line treatment of patients with unresectable, locally advanced or metastatic non-squamous NSCLC, with epidermal growth factor receptor (“EGFR”) genomic tumor aberrations negative and ALK genomic tumor negative in combination with pemetrexed and platinum chemotherapy for second- or third-line treatment of patients with locally advanced or metastatic NSCLC who progressed on prior platinum-based chemotherapy for the treatment of patients with locally advanced or metastatic ESCC who have disease progression following or are intolerant to first-line standard chemotherapy for first-line treatment of patients with locally advanced or metastatic ESCC in combination with chemotherapy for first-line treatment of patients with recurrent or metastatic NPC for first-line treatment of patients with unresectable or metastatic HCC for the treatment of patients with advanced HCC who have received Sorafenib, Lenvatinib or systemic chemotherapy containing Oxaliplatin conditional approval for the treatment of patients with locally advanced or metastatic urothelial carcinoma (“UC”) with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy conditional approval for patients with previously treated, locally advanced unresectable or metastatic microsatellite instability-high (“MSI-H”) or mismatch repair-deficient (“dMMR”) solid tumors

Market	Approval
Europe	for first-line treatment of adult patients with unresectable, locally advanced or metastatic ESCC whose tumors express PD-L1 with a tumor area positivity (“TAP”) score > 5%, in combination with platinum-based chemotherapy as monotherapy is indicated for the treatment of adult patients with unresectable, recurrent, locally advanced or metastatic ESCC after prior chemotherapy for the first-line treatment of adult patients with non-squamous NSCLC, whose tumors have PDL1 expression on >50% of tumor cells with no EGFR or ALK positive mutations and who have locally advanced NSCLC and are not candidates for surgical resection or platinum-based chemoradiation, or metastatic NSCLC, in combination with pemetrexed and platinum-containing chemotherapy;
for the first-line treatment of adult patients with squamous non-small cell lung cancer who have: locally advanced NSCLC and are not candidates for surgical resection or platinum-based chemoradiation, or metastatic NSCLC in combination with carboplatin and either paclitaxel or nab-paclitaxel as monotherapy is indicated for the treatment of adult patients with locally advanced or metastatic non-small cell lung cancer after prior platinum-based therapy in combination with etoposide and platinum chemotherapy, is indicated for the first-line treatment of adult patients with extensive-stage SCLC in combination with gemcitabine and cisplatin, is indicated for the first-line treatment of adult patients with recurrent, not amenable to curative surgery or radiotherapy, or metastatic NPC in combination with platinum-containing chemotherapy as neoadjuvant treatment and then continued as monotherapy as adjuvant treatment, is indicated for the treatment of adult patients with resectable NSCLC at high risk of recurrence for the first-line treatment of adult patients with HER-2-negative locally advanced unresectable or metastatic gastric or gastroesophageal junction (“G/GEJ”) adenocarcinoma whose tumors express PD- L1 with a TAP score > 5%, in combination with platinum and fluoropyrimidine-based chemotherapy alternative dosing regimen of 400mg administered once every 6 weeks (Q6W) for all approved indications
Japan	in combination with fluorouracil and cisplatin, is indicated for the first-line treatment of patients with unresectable locally advanced, recurrent or metastatic esophageal carcinoma (“EC”)
is indicated for patients with unresectable locally advanced, recurrent or metastatic EC that have progressed after cancer chemotherapy
U.S.	in combination with platinum-containing chemotherapy for the first-line treatment of adults with unresectable or metastatic ESCC whose tumors express PD-L1 (≥1)
in adults with unresectable or metastatic ESCC after prior systemic chemotherapy that did not include a PD-L1 inhibitor in combination with platinum and fluoropyrimidine based chemotherapy, for the first-line treatment of adults with unresectable or metastatic HER2 negative gastric or gastroesophageal junction adenocarcinoma whose tumors express PD-L1 (≥ 1)
alternative dosing regimen of TEVIMBRA (tislelizumab) of 150mg administered once every 2 weeks (Q2W) of 300mg administered once every 4 weeks (Q4W) of 400mg administered once every 6 weeks (Q6W) in 1L /2L ESCC and GC
In-Licensed Products from Amgen
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
In-Licensed Products from Bristol-Myers Squibb Company (“BMS”)
As part of our settlement agreement with BMS, our commercialization of the following cancer medicines licensed from BMS terminated in February 2025: REVLIMID® (lenalidomide), an oral immunomodulatory medicine; and VIDAZA® (azacitidine for injection), a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression.
Other In-Licensed Products
We commercialize the following medicines in China under an exclusive license from EUSA Pharma, a Recordati company:
SYLVANT®
SYLVANT (siltuximab), an interleukin-6 (“IL-6”) antagonist, was approved as a treatment for patients with idiopathic multicentric Castleman disease (“iMCD”) who are human immunodeficiency virus (“HIV”) negative and human herpesvirus-8 (“HHV-8”) negative. SYLVANT was approved in China in December 2021 for the treatment of adult patients with MCD who are HIV negative and HHV-8 negative, also known as iMCD. Beginning in January 2024, Sylvant was included in the NRDL.
QARZIBA®
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

We commercialize the following product in China under an exclusive license from Luye Pharma:
BAITUOWEI® (goserelin microspheres for injection)
Baituowei (Goserelin Microspheres for Injection), developed by Luye Pharma, is the world’s first and only approved microsphere formulation of Goserelin. With its innovative microsphere formulation, Baituowei is able to ensure efficacy and safety while significantly improving patient experience. Baituowei was approved by the NMPA in China in June 2023 for the treatment of patients with prostate cancer requiring androgen deprivation therapy and included in the NRDL in 2023 and was approved by the NMPA in China in September 2023 for treating breast cancer (“BC”) in premenopausal and perimenopausal women that can be treated with hormones and included in the NRDL in 2024.
Reimbursement and Market Access
Our sales are largely dependent on the availability and extent of coverage and reimbursement by third-party payors. In many markets these third parties are government health systems and in some markets, such as the U.S., there are also private payors such as private health insurers and health systems. As of December 31, 2025, we have commercialized our products in over 60 markets.
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
We offer patient assistance programs in the U.S. under our myBeOne Support program. This program seeks to enhance access to BRUKINSA and TEVIMBRA by assisting with obtaining reimbursement, co-pay assistance when allowed, temporary supply of free product for insurance delays, and free product assistance for some uninsured and underinsured patients. Oncology Nurse Advocates at myBeOne Support provide education and information about BRUKINSA and TEVIMBRA and their approved indications, and connect patients to advocacy organizations such as cancer support groups and transportation/lodging assistance.
In China, there is one main payor, the government’s national health care coverage system, which provides Basic Medical Insurance to the majority (greater than 95%) of China’s approximately 1.4 billion people. There are three types of coverage plans in China at the national level that depend on if a resident lives in an urban or rural setting and if they are employed. The different plans have different characteristics in terms of how the plan is paid for and what it covers. Coverage and reimbursement of pharmaceuticals in China comes under the purview of the NHSA, which oversees the NRDL. The NRDL is composed of three lists. The ‘A’ and ‘B’ lists are commonly referred to as the ‘regular’ lists. The A list generally includes older, off-patent medicines, while the B list generally includes newer medicines, some with remaining patent protection, which are reimbursed at a lower rate compared to the A list. In 2017, a third list was added to the system, often referred to as the ‘C’ list or the ‘negotiation’ list. This list generally includes newer innovative medicines which are accepted on the list after successful negotiation between the NHSA and the company. Typically, inclusion on the C list is accompanied by a discount to the prevailing list price in China for the medicine at the time of inclusion. The NRDL price for a medicine is its prevailing price in China, but the actual reimbursement rate that is used can be modified at the provincial level. In the 2022 NRDL, a price bidding process for non-exclusive drugs was undertaken on the C list to set the national reimbursement price benchmark.
Several of our medicines are listed in the NRDL. The latest NRDL list was announced in December 2025. The following medicines and indications have been included in the NRDL, effective January 1, 2026:
•TEVIMBRA in its eligible approved indications:
–In combination with platinum-based chemotherapy for neoadjuvant treatment, followed by continuation of this product as monotherapy for adjuvant treatment after surgery, for patients with resectable stage II or IIIA NSCLC (approved in October 2024 and included in the NRDL in 2025);
–As a first-line treatment for patients with unresectable or metastatic HCC (approved in December 2023 and included in the NRDL in 2024);
–In combination with etoposide and platinum chemotherapy as the first-line treatment for patients with ES-SCLC (approved in June 2024 and included in the NRDL in 2024);

–In combination with fluoropyrimidine and platinum chemotherapy, for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma (approved in April 2024 and included in the NRDL in 2024)1;
–In combination with paclitaxel plus platinum- or fluoropyrimidine- and platinum-based chemotherapy, for the first-line treatment of patients with unresectable locally advanced, recurrent or metastatic ESCC (approved in May 2023 and included in the NRDL at the end of 2023);
–For the treatment of adult patients with locally advanced or metastatic non-squamous NSCLC with EGFR genomic tumor aberrations negative and ALK genomic tumor negative and have progressed after or did not tolerate prior platinum-based chemotherapy; and of adult patients with locally advanced or metastatic squamous NSCLC, with EGFR and ALK negative or unknown, that have progressed after or did not tolerate prior platinum-based chemotherapy (approved in December 2021 and included in the NRDL at the beginning of 2023);
–For the treatment of adult patients with advanced unresectable or metastatic MSI-H or dMMR solid tumors: patients with advanced colorectal cancer (“CRC”) who had been treated fluoropyrimidines, oxaliplatin and irinotecan; patients with other advanced solid tumors who develop disease progression after prior treatment and have no satisfactory alternative treatment options (approved in March 2022 and included in the NRDL at the beginning of 2023);
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
–For use in combination with paclitaxel and carboplatin as a first-line treatment in patients with unresectable, locally advanced or metastatic squamous NSCLC (approved in January 2021 and included in the NRDL in 2021); and
–For the treatment of patients with locally advanced or metastatic UC with PD-L1 high expression whose disease progressed during or following platinum-containing chemotherapy or within 12 months of neoadjuvant or adjuvant treatment with platinum-containing chemotherapy (conditionally approved in April 2020 and included in the NRDL in 2020).
•BRUKINSA successfully renewed its approved indications:
–In combination with obinutuzumab, for the treatment of adult patients with relapsed or refractory FL who have received at least two prior lines of systemic therapy (approved in May 2024 and included in the NRDL in 2024);
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
2 The indication included “both treatment-naïve patients and adult patients with CLL/SLL who have received at least one prior therapy”. “For the treatment of adult patients with CLL/SLL who have received at least one prior therapy” was conditionally approved in June 2020 and included in the NRDL in 2020.

–For the treatment of patients with WM (approved in April 2023 and included in the NRDL at the end of 2023)1; and
–For the treatment of adult patients with MCL who have received at least one prior therapy (conditionally approved in June 2020 and included in the NRDL in 2020).
•BAITUOWEI successfully renewed its approved indications:
–For the treatment of patients with BC in premenopausal and perimenopausal women that can be treated with hormone therapy (approved in September 2023 and included in the NRDL in 2024); and
–For the treatment of patients with prostate cancer requiring androgen deprivation therapy (approved in June 2023 and included in the NRDL at the end of 2023).
•PARTRUVIX successfully renewed its eligible approved indications:
–For the treatment of patients with germline BRCA (gBRCA) mutation-associated recurrent advanced ovarian, fallopian tube or primary peritoneal cancer who have been treated with two or more lines of chemotherapy (approved in April 2021 and included in the NRDL in 2021).
•SYLVANT successfully renewed its approved indications:
–For the treatment of adult patients with multicentric Castleman disease (“MCD”) who are human immunodeficiency virus (“HIV”) negative and human herpesvirus-8 (“HHV-8”) negative (approved in December 2021 and included in the NRDL at the end of 2023).
In 2025, NHSA promulgated the first edition of the Commercial Health Insurance Innovative Drug List (“CHIIDL”). It primarily includes innovative drugs with high innovation, significant clinical value, and substantial patient benefits that have not yet been included in the NRDL or for which NRDL coverage remains limited. The CHIIDL is recommended for reference by multi-tiered medical security systems, including commercial health insurance and medical mutual aid. The discount for drugs listed in the CHIIDL are determined through negotiations, with strict price confidentiality mechanisms.
The first edition of the CHIIDL was announced in December 2025. The following medicines and indications have been listed:
•ZIIHERA in its approved indications:
–For the treatment of patients with unresectable locally advanced or metastatic biliary tract cancer who have previously received systemic therapy and are HER2-high (IHC 3+) (approved in May 2025 and included in the CHIIDL in 2025).
•QARZIBA in its approved indications:
–For the treatment of patients ≥12 months of age with high-risk neuroblastoma who have previously received induction chemotherapy and achieved at least a partial response, followed by myeloablative therapy and stem cell transplant; also for the treatment of relapsed or refractory neuroblastoma with or without residual disease. Prior to treatment of relapsed neuroblastoma, appropriate measures should be taken to stabilize active progressive disease(approved in August 2021 and included in the CHIIDL in 2025).
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
1 The indication included “both treatment-naïve patients and adult patients with WM who have received at least one prior therapy”. “For the treatment of adult patients with WM who have received at least one prior therapy” was conditionally approved in June 2021 and included in the NRDL in 2021; converted to regular approval in 2023.

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

Our Pipeline Products
The following table summarizes our pipeline as of February 26, 2026:

The following table summarizes the status of our in-licensed drug candidates as of February 26, 2026:

Partner	Molecule / Asset	Indications	Phase	Commercial Rights
Amgen	Tarlatamab ^	SCLC	Phase 3	Mainland China
	Xaluritamig	Prostate cancer	Phase 1	Mainland China
Zymeworks, Jazz	Zanidatamab † + chemo + Tislelizumab	GEA	Phase 3	Asia*, Australia, New Zealand
	Zanidatamab † (monotherapy)	BTC	Phase 2	Asia*, Australia, New Zealand
DualityBio	BG-C9074/DB1312	BC, EC, OC, CCA, sqNSCLC	Phase 1a	Global
Ensem	CDK2i	BC and other solid tumors	Phase 1	Global
CSPC	MAT2Ai	Solid tumors	Phase 1	Global
^ Half-life extended BiTE®; † ZW25
* Excluding Japan and India
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
Hematology
BRUKINSA (zanubrutinib), a BTK Inhibitor
We are currently evaluating zanubrutinib in a broad pivotal clinical program globally to treat a number of B-cell malignancies. Zanubrutinib has demonstrated sustained 24-hour BTK occupancy in the peripheral blood, bone marrow and lymph node compartments in patients. Zanubrutinib is the only BTK inhibitor to demonstrate superior progression-free survival in R/R CLL versus IMBRUVICA® (ibrutinib), an approved BTK inhibitor.
Clinical Development Updates and Regulatory Status
The global BRUKINSA clinical development program includes over 7,900 patients enrolled in more than 30 countries and regions across more than 45 trials. BRUKINSA is approved in more than 75 markets, and more than 265,000 patients have been treated globally.
Long‑term results from the SEQUOIA study demonstrate sustained clinical benefit with BRUKINSA® (zanubrutinib), reinforcing its differentiated profile in frontline CLL, both as monotherapy and in combination with venetoclax. These data were presented at the 2025 American Society of Clinical Oncology (ASCO) Annual Meeting.
Additional SEQUOIA results presented at the 2025 American Society of Hematology (ASH) Annual Meeting further confirm the durability of efficacy, showing sustained disease control in treatment‑naïve CLL/SLL patients and continued favorable survival outcomes in the non‑randomized del(17p) cohort at 6 years of follow‑up.
Final analysis of the randomized Phase 2 ROSEWOOD study of zanubrutinib plus obinutuzumab (“ZO”) vs obinutuzumab monotherapy in patients with R/R FL confirmed the favorable risk-benefit profile of ZO. The objective response rate (“ORR”) and complete response (“CR”) rate with ZO improved over time, responses remained durable, and the PFS benefit over O was sustained. ZO had a manageable safety profile with no new safety signals observed; detailed data were presented at the annual ASH 2025 conference.
Results from the ALPINE trial in patients with CLL/SLL showed reduced risk of symptom deterioration associated with earlier disease progression in comparison with ibrutinib; detailed data were presented at the annual ASH 2025 conference.
Based on the clinical data to date, we believe that BRUKINSA has a best-in-class profile and we have initiated broad global pivotal programs in multiple indications, which led to regulatory approvals of five indications globally. Current ongoing Phase 3 studies include:
•MANGROVE: A Randomized Global Study Comparing Zanubrutinib Plus Rituximab vs. Bendamustine Plus Rituximab in subjects With Previously Untreated MCL Who Are Ineligible for Stem Cell Transplantation (NCT04002297).
•MAHOGANY: A Study of Zanubrutinib Plus Anti-CD20 Versus Lenalidomide Plus Rituximab in Participants With Relapsed/Refractory Follicular or Marginal Zone Lymphoma (MAHOGANY).
•SEQUOIA: A Global Phase 3 study Comparing Zanubrutinib With Bendamustine Plus Rituximab in Participants With Previously Untreated CLL or SLL, including participants without del(17p) [Cohort 1] and participants with del(17p) [Cohort 2 and Cohort 3]. Participants in Cohort 1 are randomized 1:1 to zanubrutinib (Arm A) or bendamustine plus rituximab (Arm B). Randomization will be stratified by age, Binet stage, immunoglobulin variable region heavy chain (IGHV) mutational status, and geographic region. Participants in Cohort 2 will receive treatment with zanubrutinib. Participants in Cohort 3 will receive treatment with zanubrutinib and venetoclax (NCT03336333).
We are also investigating zanubrutinib in several combination studies in MCL, MZL and CLL/SLL, including a Phase 3 trial in combination with sonrotoclax in front-line CLL/SLL. We continue to examine opportunities for zanubrutinib combinations with both sonrotoclax and our BTK-CDAC (BGB-16673).
We continue to pursue regulatory approvals for BRUKINSA globally.

Sonrotoclax (BGB-11417), a Small Molecule BCL2 Inhibitor
Our differentiated BCL2 inhibitor, sonrotoclax, was intentionally designed to have higher potency and selectivity compared to venetoclax, with a shorter half-life and no accumulation. We believe that efficacy signals and safety data from more than 2,500 patients enrolled through February 2026 in different indications and in different combinations continue to support the pre-clinical best-in-class promise.
This year marked a series of significant milestones for the sonrotoclax program. Sonrotoclax was granted approval in China for adult patients with R/R MCL and CLL/SLL patients who have received at least one systemic therapy, including a BTK inhibitor. The approval is supported by data demonstrating deep and durable responses and manageable tolerability based on parallel submissions of data from two studies. In the Phase 1/2 single-arm study of patients with R/R MCL treated with 320 mg of sonrotoclax (n=103), overall response rate (ORR) as assessed by independent review committee (IRC) was 52.4% (95% CI, 42.4-62.4). In the Phase 2 open-label study of patients with R/R CLL/SLL treated with sonrotoclax (n=100), ORR as assessed by IRC was 77%.
We announced positive topline results for the Phase 2 sonrotoclax study in R/R MCL (NCT05471843) in August 2025. The study met its primary endpoint of ORR, and the study also showed promising results across several secondary efficacy endpoints, including CR rate, duration of response (“DOR”) and PFS. The safety profile was generally well-tolerated, and the toxicities were manageable. Based on these results, sonrotoclax was granted Breakthrough Therapy Designation for the treatment of adult patients with R/R MCL by the FDA in October 2025. Our new drug application of sonrotoclax for the treatment of adult patients with R/R MCL, following treatment with a BTK inhibitor, was granted Priority Review by the FDA in November 2025. In R/R CLL, our China-only pivotal Phase 2 trial (NCT05479994) had a positive readout based on 12-month follow-up. The 6-month follow up data formed the basis of our initial submission in China in April 2025, and a rolling submission of our 12-month follow-up data into the China NDA has been completed.
Multiple trials with registration potential have completed enrollment or are nearing complete enrollment. A Phase 2 study of sonrotoclax as monotherapy and in combinations with zanubrutinib in patients with R/R WM (NCT05952037) and a Phase 3 study of sonrotoclax plus zanubrutinib compared with venetoclax plus obinutuzumab in patients with TN CLL/SLL (NCT06073821) have completed enrollment. Our Phase 2 study of sonrotoclax plus zanubrutinib compared with zanubrutinib monotherapy, which is a regulatory requirement of our TN CLL filing package, also completed enrollment.
Initial results from an ongoing Phase 1/1b study (NCT04277637) were presented at ASH 2025. Sonrotoclax plus obinutuzumab was generally well-tolerated in patients with TN CLL/SLL, with no sonrotoclax discontinuations or deaths due to TEAEs. No laboratory or clinical TLS events occurred during sonrotoclax ramp-up. Encouraging antitumor activity was observed with sonrotoclax 320 mg. High rates of blood uMRD4 occurred early and deepened over time. All patients with an available C15 MRD assessment by NGS or FC achieved uMRD4 and remain in remission.
Initial results from an ongoing Phase 1b/2 study with sonrotoclax (NCT04973605) as monotherapy and in various combinations with carfilzomib and dexamethasone in patients with t(11;14)-positive R/R MM were also presented at ASH 2025. The sonrotoclax combination therapy demonstrated a tolerable safety profile and encouraging antimyeloma activity, with an 84% ORR and a 32% CR/sCR rate in heavily pretreated patients with t(11;14)-positive R/R MM.
With these encouraging results, our sonrotoclax program is steadily progressing with its first global approval, its first FDA and EMA new drug applications under review, and ongoing pivotal stage global development.
BGB-16673, a BTK-targeted CDAC
BGB‑16673 is an orally available, brain-penetrating BTK targeting CDAC designed to promote the degradation, or breakdown, of both wildtype and mutant forms of BTK, including those that commonly result in resistance to BTK inhibitors in patients who experience progressive disease. BGB-16673 is the most advanced BTK degrader in the clinic, with more than 1,000 patients treated to date across the global CaDAnCe clinical development program. The FDA granted Fast Track Designation to BGB-16673 in 2024 for the treatment of adult patients with R/R CLL/SLL who have been previously treated with at least two prior lines of therapy, including a BTK inhibitor and a BCL2 inhibitor, and adult patients with R/R MCL. In July 2025, we achieved PRIME designation from the EMA for BGB-16673 for the treatment of patients with WM previously treated with a BTK.
Updated efficacy and safety results from the ongoing Phase 1 CaDAnCe-101 study in patients with R/R CLL/SLL were presented at ASH 2025. Data demonstrate that BGB-16673 has a tolerable safety profile and shows robust and deepening responses in heavily pretreated patients.

A Phase 2 expansion cohort of this study is enrolling in R/R CLL after BCL2 inhibitor and BTK inhibitor directed therapy (NCT05006716), and enrollment is ongoing in three Phase 3 studies (NCT06846671, NCT06970743, NCT06973187) designed to support filings in later lines of CLL, including a potential accelerated approval filing in R/R CLL in 2026 if data support such submission. In October 2025, we achieved first subject enrolled in CaDAnCe-304, our head-to-head study versus pirtobrutinib in R/R CLL. We are also enrolling in a platform study (NCT06634589) to generate combination data of strategic importance across multiple B-cell malignancies.
Solid Tumors
TEVIMBRA (tislelizumab), an anti-PD-1 Antibody
Tislelizumab is a humanized monoclonal antibody against the immune checkpoint receptor PD-1 that has been evaluated in pivotal clinical trials globally.
Clinical Development Updates and Regulatory Status
We have completed more than 15 registration-enabling clinical trials in lung, liver, urothelial carcinoma, and nasopharyngeal cancer globally, including 11 Phase 3 randomized trials and four Phase 2 trials supporting regulatory submissions globally. We have four active studies in HER2+ gastroesophageal adenocarcinoma (“GEA”), urothelial carcinoma, gastric cancer, and solid tumors:
•The Phase 3 HERIZON-GEA-01 trial evaluates ZIIHERA® (zanidatamab), a HER2-targeted bispecific antibody, in combination with chemotherapy, with and without TEVIMBRA, as a first-line treatment for HER2-positive locally advanced or metastatic GEA.
•A Phase 3 confirmatory trial in China to investigate tislelizumab plus either cisplatin or carboplatin plus gemcitabine in patients with locally advanced or metastatic urothelial carcinoma (NCT03967977).
•A global Phase 3 trial to investigate tislelizumab administered as subcutaneous injection versus intravenous infusion plus chemotherapy in patients with unresectable or metastatic gastric or gastroesophageal junction (“GEJ”) adenocarcinoma (NCT07043400).
•A Phase 2 trial in China to investigate tislelizumab in patients with MSI-H/dMMR solid tumors (NCT03736889).
Notably, the data from the first interim analysis of the HERIZON-GEA-01 trial were announced in January 2026 during the ASCO Gastrointestinal Cancers Symposium (“ASCO GI”). The addition of TEVIMBRA to ZIIHERA and chemotherapy demonstrated statistically significant and clinically meaningful improvements in both PFS and overall survival (“OS”) compared to the control arm, regardless of PD-L1 expression level. Results showed a 37% reduction in the risk of disease progression and a greater than 4-month improvement in mPFS as well as a 28% reduction in the risk of death and a greater than 7-month improvement in mOS. There is a high GEA burden in Asia, where we hold ZIIHERA rights, excluding Japan and India, along with TEVIMBRA. We intend to submit supplemental BLAs to the FDA for TEVIMBRA and to the Center for Drug Evaluation (“CDE”) of the NMPA for TEVIMBRA and ZIIHERA, based on these data. We also intend to work with regulatory authorities in our licensed territories to expedite regulatory submissions in these markets.
As of December 2025, we had enrolled over 15,800 subjects in clinical trials of tislelizumab monotherapy or in combination in more than 33 countries, including 5,000+ subjects outside of China. These studies include nine multi-regional registrational trials that are designed for global regulatory approvals. Data from our trials thus far have suggested that tislelizumab was generally well-tolerated and exhibited anti-tumor activity in a variety of tumor types.
Lung Cancer
BGB-58067, an MTA-Cooperative PRMT5 Inhibitor
BGB-58067 is an investigational MTA-Cooperative PRMT5 inhibitor being evaluated in a Phase 1 clinical trial (NCT06568614) as monotherapy in patients with MTAP deficiency advanced or metastatic solid tumors.
BG-T187, an anti-EGFR x MET x MET trispecific antibody
BG-T187 is an investigational anti-EGFR x MET x MET trispecific antibody being evaluated in a Phase 1 clinical trial (NCT06598800) as monotherapy or in combination with other therapeutic agents in patients with advanced solid tumors.

BG-C0902, an EGFR x MET x MET trispecific ADC
BG-C0902 is an investigational EGFR x MET x MET trispecific ADC being evaluated in a Phase 1 clinical trial (NCT07181681) as monotherapy or in combination with other therapeutic agents in patients with advanced solid tumors.
BG-60366, an EGFR-targeted CDAC
BG-60366 is an investigational EGFR‑targeting CDAC being evaluated in a Phase 1 clinical trial (NCT06685718) as monotherapy in patients with EGFR-mutant Non-Small Cell Lung Cancer.
BG-89894 (SYH2039), a MAT2A Inhibitor
BG-89894 (SYH2039) is an investigational MAT2A inhibitor being evaluated in multiple Phase 1 clinical trials as mono and combo therapy in patients with advanced or metastatic solid tumors. We licensed this asset from CSPC Zhongqi Pharmaceutical Technology (Shijiazhuang) Co., Ltd in December 2024.
BGB-C354, an anti-B7-H3 ADC (development discontinued)
BGB-C354 is an investigational ADC targeting B7-H3 that was being evaluated in a Phase 1 clinical trial (NCT06422520) as monotherapy or in combination with tislelizumab in patients with advanced solid tumors. The trial is in closeout.
Gastro-Intestinal Cancer
Zanidatamab, a bispecific HER2-targeted antibody
ZIIHERA® (zanidatamab), a novel investigational bispecific antibody targeting HER2, is approved in the U.S., China, Canada and other markets for adults with previously treated, unresectable or metastatic HER2 positive (IHC 3+) biliary tract cancer (“BTC”). Zanidatamab is currently in late-stage clinical development with Zymeworks Inc./Jazz Pharmaceuticals plc (“Jazz”). We have development and commercial rights to zanidatamab in Asia (excluding Japan and India), Australia, and New Zealand. We are participating in one ongoing clinical study with zanidatamab, a global Phase 3 clinical trial (NCT05152147) examining zanidatamab in combination with chemotherapy with and without tislelizumab in HER2-positive gastroesophageal cancer. In November 2025, Jazz announced positive top-line results from the HERIZON-GEA-01 trial, and full data were disclosed at ASCO GI 2026.
A BLA for the HER2-amplified BTC indication in which zanidatamab is being used as monotherapy was approved by China NMPA in May 2025. In June 2025, Jazz announced that the Marketing Authorization Application for zanidatamab in 2L BTC was granted conditional marketing authorization by the EMA. BeOne intends to submit supplemental BLAs to the FDA for TEVIMBRA and to the CDE of the NMPA for TEVIMBRA and ZIIHERA, based on results from the HERIZON-GEA-01 trial. We also intend to work with regulatory authorities in our licensed territories to expedite regulatory submissions in these markets. We continue to participate with Jazz in a confirmatory study (NCT06282575) as first line treatment for subjects with HER2 + BTC.
In January 2026, the New Drug Submission (“NDS”) for ZIIHERA was approved by Health Canada for the treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC 3+) BTC, as monotherapy. The approval was granted under Health Canada’s Notice of Compliance with Conditions pathway.
BGB-B2033, an anti-GPC3 x 4-1BB bispecific antibody
BGB-B2033 is an investigational anti-GPC3 x 4-1BB bispecific antibody being evaluated in a Phase 1 clinical trial (NCT06427941) as monotherapy or in combination with tislelizumab and bevacizumab in patients with selected advanced or metastatic solid tumors. In December 2025, the FDA granted Fast Track Designation to BGB-B2033 for the treatment of adult patients with HCC with disease progression on or after prior systemic treatment.
BG-C477, an anti-CEA ADC
BG-C477 is an investigational ADC targeting CEA being evaluated in a Phase 1 clinical trial (NCT06596473) as monotherapy in patients with selected advanced solid tumors.
BG-C137, an anti-FGFR2b ADC
BG-C137 is an investigational ADC targeting FGFR2b being evaluated in a Phase 1 clinical trial (NCT06625593) as monotherapy in patients with advanced solid tumors.

BGB-26808, an HPK-1 Inhibitor
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
BGB-B3227, an anti-MUC1 x CD16A bispecific antibody (development discontinued)
BGB-B3227 is an investigational anti-MUC1 x CD16A bispecific antibody that was being evaluated in a Phase 1 clinical trial (NCT06540066) as monotherapy or in combination with tislelizumab in patients with advanced or metastatic solid tumors. The trial is in closeout.
Breast/Gynecologic Cancer
BGB-43395, a CDK4 Inhibitor
BGB-43395 is an investigational CDK4 inhibitor being evaluated in a Phase 1 clinical trial (NCT06120283) as monotherapy or in combination with either fulvestrant or letrozole in patients with hormone receptor positive (“HR+”) and human epidermal growth factor 2 negative (“HER2-”) BC and other advanced solid tumors.
BG-C9074, an anti-B7-H4 ADC
BG-C9074 is an investigational ADC targeting B7-H4 being evaluated in a Phase 1 clinical trial (NCT06233942) as monotherapy or in combination with tislelizumab in patients with advanced solid tumors. BG-C9074 is licensed from Duality Biologics (Suzhou) Co., Ltd.
BG-68501, a CDK2 Inhibitor
BG-68501 is an investigational CDK2 inhibitor being evaluated in a Phase 1 clinical trial (NCT06257264) as monotherapy or in combination with fulvestrant with or without BGB-43395 in patients with HR+ and HER2- BC and other advanced solid tumors. BG-68501 is licensed from Ensem Therapeutics, Inc.
BG-75098, a CDK2 CDAC
BG-75098 is an investigational CDK2 CDAC being evaluated in a Phase 1 clinical trial (NCT07226349) alone and in combination with BGB-43395 and fulvestrant in participants with advanced solid tumors.
BGB-75202, a KAT6A/B Inhibitor
BG-75202 is an investigational lysine acetyltransferase (“KAT6A/B”) inhibitor being evaluated in a Phase 1 clinical trial (NCT07222267) alone and in combination with other therapies in participants with breast cancer and other advanced solid tumors.
BGB-21447, a BCL2 Inhibitor
BGB-21447 is an investigational BCL2 inhibitor being evaluated in a Phase 1 clinical trial (NCT05828589) as monotherapy in BC and other solid tumors. In preclinical studies, BGB-21447 shows additional potency and selectivity, with a longer half-life than sonrotoclax.
BGB-B445, an anti-Claudin 6 x CD3 bispecific antibody
BGB-B445 is an investigational anti-claudin 6 x CD3 bispecific antibody being evaluated in a Phase 1 clinical trial (NCT06803680) as a monotherapy in advanced or metastatic solid tumors.

Immunology & Inflammation
BGB-45035, an IRAK4 targeted CDAC
BGB-45035 is an investigational interleukin-1 receptor-associated kinase 4 (“IRAK4”) targeting CDAC being evaluated in a Phase 1 clinical trial (NCT06342713) as monotherapy in healthy participants and patients with atopic dermatitis or prurigo nodularis and in a Phase 2 clinical trial (NCT07100938) in adults with moderate to severe active rheumatoid arthritis.
BGB-16673, a BTK targeted CDAC
BGB-16673 is being evaluated in a Phase 1 clinical trial (NCT07005713) in adults with chronic spontaneous urticaria.
Our Preclinical Programs
We have deep expertise in designing small molecule inhibitors and biologics, and are emerging leaders in protein degradation, bi- and tri-specific antibodies, and ADCs.
In the last decade, our preclinical research and development platform has generated more than 35 clinical stage assets, including four internally-developed molecules that have been commercially approved. In 2024 and 2025, we advanced 18 NMEs into the clinic. Our discovery engine is a full-process technology system spanning from early discovery to commercialization of oncology medicines based on multiple drug technology platforms that can be applied to oncology and other fields. Currently, we have over 70 preclinical programs and we believe the majority have best-in-class or first-in-class potential.
We anticipate advancing many of our preclinical drug candidates into the clinic in the next 12 months. We believe that we have the opportunity to combine assets within our pipeline. We also may seek to develop companion diagnostics that will help identify patients who are most likely to benefit from the use of our medicines and drug candidates.
Manufacturing and Supply
We manufacture our medicines and drug candidates internally and in some cases with the help of contract manufacturing organizations (“CMOs”). The manufacturing of our medicines and drug candidates is subject to extensive regulations that impose various procedural and documentation requirements governing recordkeeping, manufacturing processes and controls, personnel, quality control, and quality assurance, among others. Our manufacturing facilities and the facilities of the CMOs we use to manufacture our medicines and drug candidates operate under current good manufacturing practice (“cGMP”) conditions. cGMP regulations are requirements for the production of pharmaceuticals that will be used in humans.
Our Manufacturing Facilities
We have manufacturing facilities for small molecule drugs and large molecule biologics in Suzhou and Guangzhou, China, respectively, to support the commercialization and potential future demand of our internally developed or in-licensed products. In July 2024, we opened our flagship U.S. campus for clinical R&D and biologics manufacturing in New Jersey.
Our U.S. manufacturing facility is located on a 42-acre site at the Princeton West Innovation Park in Hopewell, New Jersey. The Hopewell facility is positioned strategically in the Interstate 95 corridor of New Jersey, with a deep and rich talent pool, and has more than one million square feet of developable real estate for potential future expansion to cover our existing medicines and pipeline. This site has 8,000 liters of large molecule biologics manufacturing capacity. This site is now fully online with the successful technology transfer and qualification of our TEVIMBRA process, marking our first U.S.-based expected commercial manufacturing.
Our manufacturing facility in Suzhou is 52,000 square meters and consists of a manufacturing base for small molecule drug products with an annual production capacity of approximately 600 million tablets and capsules. The facility meets or exceeds design criteria of the U.S., EU, and China regulatory requirements, and has been in operation for clinical product supply since the beginning of 2024, with commercial supply in operation since May 2025. The biologics manufacturing business at the former site in Suzhou concluded in January 2025, with some quality control testing expected to continue until the second quarter of 2026.

Our commercial-scale large-molecule biologics manufacturing facility in Guangzhou is approximately 158,000 square meters. Phases 1 and 2 (completed in September 2019 and December 2020, respectively) provide 24,000 liters of single-use bioreactor capacity and are approved for end-to-end commercial manufacturing of TEVIMBRA for the China market. In 2024, we qualified Phase 3 capacity consisting of eight 5,000-liter bioreactors, increasing total capacity to 64,000 liters. Additionally, in April 2024, we commissioned a new campus that includes an ADC manufacturing facility and 1,000 liters of biologics clinical production capacity. The campus also includes reserved land for future expansion to support pipeline development. Following this expansion, total biologics manufacturing capacity at the Guangzhou facility will be approximately 65,000 liters.
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
With our internal manufacturing capabilities and continued partnership with global contract manufacturers, we continue to diversify our global supply network and, supported by our established strategy to maintain sufficient safety stock of our products, do not anticipate any disruptions to supply. We have commercial supply and related agreements with our manufacturing service providers. An ex-China active pharmaceutical ingredients (“API”) source was approved by both FDA and EMA in 2025. For our commercial and clinical stage products in-licensed from Amgen and others, we rely on the licensors and their manufacturing facilities or their CMOs for the supply of those medicines and drug candidates.
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
We generally obtain raw materials for our manufacturing activities from various suppliers who we believe have sufficient capacity to meet our demands. Raw materials and starting materials used at our facilities include APIs custom-made by our third-party CMOs and excipients, which are commercially available from well-known vendors that meet the requirements of the relevant regulatory agencies. The core raw materials used in manufacturing at our Guangzhou facility are genetically modified cell lines that we have co-developed and licensed from Boehringer Ingelheim and other third parties.
We typically order raw materials on a purchase order basis and do not enter into long-term, dedicated capacity or minimum supply arrangements. Our suppliers are generally not responsible for any defects in our finished products.
Amgen Collaboration
Collaboration Agreement
On October 31, 2019, our wholly-owned subsidiary, BeOne Medicines I GmbH, entered into a Collaboration Agreement with Amgen, which became effective on January 2, 2020 (as amended, the “Amgen Collaboration Agreement”). Pursuant to the terms of the Amgen Collaboration Agreement, we are responsible for commercializing Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China (excluding Hong Kong, Macao and Taiwan) (“Collaboration Territory”), with the commercialization period for XGEVA® commencing following the transition of operational responsibilities for the product. The parties have agreed to equally share profits and losses for the products in the Collaboration Territory during each product’s commercialization period. We entered into an amendment to the Amgen Collaboration Agreement in November 2025 to extend our commercialization rights to these products in the Collaboration Territory for so long as each product is sold in the Collaboration Territory following each product’s regulatory approval in the Collaboration Territory.
Additionally, pursuant to the terms of the Amgen Collaboration Agreement, we and Amgen have agreed to collaborate on the global clinical development and commercialization of a portfolio of Amgen clinical- and late-preclinical-stage oncology pipeline products. Starting from the commencement of the Amgen Collaboration Agreement, we and Amgen will co-fund global development costs, with BeOne contributing up to $1.25 billion worth of development services and cash over the term of the collaboration. We will be eligible to receive tiered mid-single digit royalties on net sales of each product globally outside of the Collaboration Territory on a product-by-product and country-by-country basis, until the latest of the expiration of the last valid patent claim, the expiration of regulatory exclusivity, or the earlier of eight years after the first commercial sale of such product in the country of sale and 20 years from the date of first commercial sale of such product anywhere in the world.

For each pipeline product that is approved in the Collaboration Territory, we will have the right to commercialize the product for seven years, with the parties sharing profits and losses for the product in the Collaboration Territory equally. After the expiration of the seven-year commercialization period, each product will be transitioned back to Amgen and we will be eligible to receive tiered mid-single to low-double digit royalties on net sales in the Collaboration Territory for an additional five years. The parties are subject to specified exclusivity requirements in the Collaboration Territory and the rest of the world. For more information regarding our rights to royalties from sales of IMDELLTRA®, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Business Developments—Royalty Purchase Agreement.”
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
BeOne Medicines Ltd. has guaranteed certain obligations of BeOne Medicines I GmbH under the Amgen Collaboration Agreement pursuant to the terms of a separate Guarantee Agreement.
The Amgen Collaboration Agreement contains customary representations, warranties and covenants by the parties. The agreement will continue in effect on a product-by-product basis unless terminated by either party pursuant to its terms. The agreement may be terminated by mutual written consent of the parties, or by either party upon the other party’s uncured material breach, insolvency, failure to comply with specified compliance provisions, or subject to a specified negotiation mechanism, certain adverse economic impacts or the failure to meet commercial objectives. In addition, Amgen may terminate the agreement with respect to a pipeline product in the event it suspends development of such pipeline product on specified terms, subject to the parties determining whether to continue development of the pipeline product in the Collaboration Territory.
Share Purchase Agreement
In connection with the Amgen Collaboration Agreement, pursuant to a share purchase agreement dated October 31, 2019, as amended, by and between BeOne Medicines Ltd. and Amgen (as amended, the “Share Purchase Agreement”), we issued to Amgen 206,635,013 ordinary shares in the form of 15,895,001 ADSs of the Company on January 2, 2020, representing approximately 20.5% of our then outstanding shares, for an aggregate purchase price of $2.78 billion, or $13.45 per ordinary share, or $174.85 per ADS.
Pursuant to the Share Purchase Agreement, Amgen agreed to (i) a lock-up on sales of its shares until the earliest of (a) the fourth anniversary of the closing, (b) the expiration or termination of the Collaboration Agreement and (c) a change of control of BeOne Medicines Ltd., (ii) a standstill until the date on which it holds less than 5% of our then outstanding shares, and (iii) a voting agreement to vote its shares on certain matters presented for shareholder approval until the later of (a) the fifth anniversary of the closing and (b) the expiration of the standstill period, all under specified circumstances and as set forth in the agreement. Following the later of (i) the expiration of the lock-up period and (ii) the expiration of the standstill period, Amgen has agreed not to sell shares representing more than 5% of our then outstanding shares in any rolling 12-month period. The lock-up has since expired and under the terms of the Share Purchase Agreement, Amgen now has specified registration rights. Additionally, we have agreed to use reasonable best efforts to provide Amgen with an opportunity to participate in subsequent new securities offerings upon the same terms and conditions as other purchasers in the offering in an amount needed to allow Amgen to hold up to 20.6% of our shares, subject to applicable law and HKEx rules and other specified conditions.
On March 17, 2020, BeOne Medicines Ltd. and Amgen entered into an Amendment No. 2 (the “Second Amendment”) to the Share Purchase Agreement in order to account for periodic dilution from the issuance of shares by us, which agreement was restated in its entirety on September 24, 2020 (the “Restated Second Amendment”). Pursuant to the Restated Second Amendment, Amgen had an option (the “Direct Purchase Option”) to subscribe for additional ADSs in an amount necessary to enable it to increase (and subsequently maintain) its ownership at approximately 20.6% of our outstanding shares. The Direct Purchase Option was exercisable on a monthly basis, but only if Amgen’s interest in our outstanding shares at the monthly reference date was less than 20.4%. The Direct Purchase Option (i) was exercisable by Amgen solely as a result of dilution arising from issuance of new shares by us under our equity incentive plans from time to time, and (ii) was subject to annual approval by our independent shareholders each year during the term of the Restated Second Amendment. The exercise period of the Direct Purchase Option commenced on December 1, 2020 and terminated on December 1, 2023.

On January 30, 2023, BeOne Medicines Ltd. and Amgen entered into an Amendment No. 3 to the Share Purchase Agreement, pursuant to which Amgen elected to relinquish its right to appoint a designated director to the Company’s board of directors on account of the Company’s global growth. The Company has retained Anthony C. Hooper, who was Amgen’s director designee on the Company’s board of directors until Amgen relinquished its right to appoint a designated director. Mr. Hooper was most recently re-elected by shareholders in 2025.
Intellectual Property
The proprietary nature of, and protection for, our medicines, drug candidates, and their methods of use are an important part of our strategy to develop and commercialize novel medicines, as described in more detail below. We have filed patent applications and obtained patents in the U.S. and other countries and regions, such as Europe, Japan and China, relating to our medicines and certain of our drug candidates, and are pursuing additional patent protection for them and for our other drug candidates and technologies. We sometimes rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our manufacturing processes. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and support our development programs. Additionally, in various markets, a period of regulatory exclusivity may be provided for drugs upon approval. The scope and term of such regulatory exclusivity will vary but, in general, the period will run concurrently with the term of any existing patent rights associated with the drug at the time of approval.
As of February 13, 2026, we owned 68 issued U.S. patents, 16 issued European patents, 34 issued Japanese patents, 72 issued China patents, a number of pending patent applications in the U.S., Europe, Japan and China, and corresponding issued patents and pending patent applications internationally.
The key patents for our medicines and late-stage clinical drug candidates as of February 13, 2026, are summarized below:

Molecule	Territory	General Subject Matter	Expiration[1]
BRUKINSA® (zanubrutinib)	U.S.	Composition of matter	2034
	U.S.	Crystalline forms	2037
	U.S.	Method of treatment	2037
	U.S.	Combination use	2039
	U.S.	Method of treatment	2043
	U.S.	Formulation	2040
	Europe	Composition of matter	2034[2]
	Europe	Combination use	2037[3]
	Europe	Crystalline form	2037
	Japan	Composition of matter	2034[4]
	Japan	Crystalline forms	2037[4]
	China	Composition of matter	2034[5]
	China	Crystalline forms	2037
	China	Combination use	2037
TEVIMBRA® (tislelizumab)	U.S.	Composition of matter	2033[6]
	U.S.	Method of treatment	2039
	Europe	Composition of matter	2033[7]
	Japan	Composition of matter	2033
	China	Composition of matter	2033[8]
PARTRUVIX® (pamiparib)	China	Composition of matter	2031
Sonrotoclax	U.S.	Composition of matter	2039
	Europe	Composition of matter	2039
	Japan	Composition of matter	2039
	China	Composition of matter	2039
1.Unless otherwise indicated, the expected expiration does not include any potential additional term for patent term extension (“PTE”), supplemental protection certificate (“SPC”) or pediatric exclusivity.

2.SPCs have been filed in various European countries and have been granted at least in France, Germany, Italy, Spain and the UK, extending the original patent term in those countries to 2036.
3.This patent is the subject of a pending opposition proceeding at the European Patent Office (EPO).
4.Three PTE applications have been filed in Japan.
5.An application for PTE has been filed in China.
6.An application for PTE has been filed and if granted, will extend the original patent term to 2038.
7.SPCs have been pending or have been granted in various European countries, extending the original patent term in those countries, where granted, to 2038.
8.Multiple PTE applications have been filed in China.
Under our license and collaboration agreement with Zymeworks Inc. (“Zymeworks”), we have the right to develop and commercialize ZIIHERA® in certain Asian pacific countries. The key patents for it in China as of February 13, 2026 are summarized below:

Product	Territory	General Subject Matter	Expiration
ZIIHERA®	China	Composition of matter	2031
	China	Composition of matter	2032
	China	Composition of matter	2034
	China	Method of use	2039
Under our collaboration with Amgen, we have the right to commercialize three medicines in China. The key patents for them in China as of February 13, 2026 are summarized below:

Product	Territory	General Subject Matter	Expiration
BLINCYTO® (blinatumomab)	China	Method of use	2029
	China	Combination use	2031
We have one in-licensed medicine in China from Shandong Luye Pharmaceutical Co., Ltd (“Luye”). The key patent for it in China as of February 13, 2026 is summarized below:

Product	Territory	General Subject Matter	Expiration
BAITUOWEI® (goserelin microsphere)	China	Formulation	2034
Under our license and collaboration agreement with Zymeworks, Zymeworks retains the responsibility, but is not obligated, to prosecute, defend and enforce the patents for the corresponding in-licensed product. Under our license agreement with Amgen, Amgen retains the responsibility, but is not obligated, to prosecute, defend and enforce the patents for the corresponding in-licensed products. Under our license agreement with Luye, Luye retains the responsibility, but is not obligated, to prosecute the in-licensed patents for the corresponding in-licensed product, and we retain the responsibility, but are not obligated, to defend and enforce the patents for the corresponding in-licensed product.
In certain foreign jurisdictions similar extensions as compensation for regulatory delays are also available. The actual protection afforded by a patent varies on a claim by claim and country-by-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of any patent term extensions or adjustments, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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

The following table lists our key competitors for our principal products by competitor, product and territory, though it is not exhaustive.

Product	Competitor	Competitor-marketed product	Territory
BRUKINSA	AbbVie & Janssen	IMBRUVICA	U.S., Europe, Asia Pacific & China
	AstraZeneca	CALQUENCE	U.S., Europe, Asia Pacific & China
	Eli Lilly	JAYPIRCA	U.S., Europe, China & Japan
	Innocare	YINUOKAI	China, Singapore
TEVIMBRA	Merck	KEYTRUDA	U.S., Europe, Asia Pacific & China
	Bristol Myers Squibb	OPDIVO	U.S., Europe, Asia Pacific & China
	AstraZeneca	IMFINZI	U.S., Europe, Asia Pacific & China
	Roche	TECENTRIQ	U.S., Europe, Asia Pacific & China
	Merck KGaA	BAVENCIO	U.S., Europe, Asia Pacific & China
	Regeneron & Sanofi	LIBTAYO	U.S., Europe, Asia Pacific & China
	GSK	JEMPERLI	U.S., Europe, Asia Pacific & China
	Junshi	LOQTORZI	U.S., Europe, China & Middle Eastern
	Henlius	HANSIZHUANG	U.S., Europe, India, Peru & China
	Various Chinese companies	20+ products including PD-1/L1, IO BsAb	China
Sonrotoclax	AbbVie & Roche	VENCLEXTA	China
	Ascentage Pharma	Lisaftoclax	China
In addition, we have several promising candidates in the pivotal development stage, including BGB-16673, a BTK-targeted CDAC. These products are in various stages of clinical trials conducted globally and show potential in addressing unmet medical needs.
The following table lists our key competitors for our late-stage pipeline products by competitor, asset, latest development stage, and clinical trial territory, although it is not exhaustive.

Asset	Competitor	Competitor-asset	Latest development stage	Territory
Sonrotoclax	Ascentage Pharma	Lisaftoclax	Phase 3	Global
	Innocare	Mesutoclax	Pivotal Phase 2/3	China
			Phase 1	U.S. & Europe
BGB-16673	Nurix Therapeutics	NX-5948	Pivotal Phase 2	Global
Furthermore, we are advancing several promising candidates through pivotal programs, including ADCs, multispecific antibodies, and targeted therapies for lung, breast, and gastrointestinal cancers. Our candidates are well-positioned in the market to offer first-in-class and/or best-in-class profiles, particularly in addressing the limitations of existing treatments and offering new alternatives to patients.
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
•FDA inspection of some clinical trial sites to ensure compliance with GCPs;
•FDA Sponsor/Monitor inspections;
•FDA review and approval of the NDA or licensing of the BLA and labeling; and
•Alignment on post-marketing requirements/commitments (if applicable).
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
Each new clinical protocol and amendments that significantly affect the safety of subjects, the scope of the investigation, or the scientific quality of the protocol must be filed with the FDA as an IND protocol amendment and submitted to the IRBs for approval.
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
Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.
Progress reports detailing the results of the clinical trials must be submitted annually (or possibly twice annually) to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected AEs, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product. The FDA, IRB, or the sponsor may suspend or terminate, or a data safety monitoring board may recommend the suspension or termination of, a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.
U.S. Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the CMC, analytical tests conducted on the product, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new small molecule drug or a BLA for a biologic, requesting approval to market the product.

The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be re-submitted with the additional information and the re-submitted application is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use, and a BLA to determine whether the biologic is safe, pure, and potent for its intended use. The FDA also evaluates whether the product’s manufacturing is cGMP-compliant to assure the product’s identity, strength, quality and purity. Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA as well as conduct a Sponsor/Monitor Inspection.
The approval process can be lengthy and difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional data and information which could potentially delay the FDA Prescription Drug User Fee Act goal date. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA in its present form. The complete response letter describes the specific deficiencies identified in the NDA or BLA that must be satisfactorily addressed before it can be approved. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, withdraw the application or request an opportunity for a hearing.
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

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful therapeutic benefit over available therapies. In addition, such product must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of post-approval clinical trials to confirm the effect on IMM or other clinical benefit. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to ensure safe use of the product. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Additionally, under FDORA, the FDA has increased authority for expedited procedures to withdraw its accelerated approval for such drug or biologic if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct any post-approval confirmatory study with due diligence or to submit timely reports to the agency on their progress. It is important to note that per the FDA requirements, unless otherwise informed by the FDA, all promotional materials to be used need to be submitted 120 days prior to approval.
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
For oncology products, PREA requirements are further modified by the Research to Accelerate Cures and Equity (“RACE”) for Children Act of 2017, enacted as part of the FDA Reauthorization Act (“FDARA”), which removed the exemption for orphan-designated oncology indications. Under RACE, unless waived or deferred, pediatric assessments are required if the molecular target of the product is substantially relevant to the growth or progression of a pediatric cancer, regardless of whether the adult indication has orphan designation or does not occur in the pediatric population. These requirements apply to applicable original NDAs and BLAs submitted on or after August 18, 2020.
Under the Best Pharmaceuticals for Children Act, a product may be eligible for pediatric exclusivity, which adds six months to existing exclusivity periods and patent terms. This exclusivity may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued written request for such a study.
Post-Approval Requirements
Any products for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, certain types of changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of FDA-regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to public notification of noncompliance, civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
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
Healthcare Reform
The U.S. government and state legislatures have implemented cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Such adoption of government controls and tightening of restrictive policies could limit payments for pharmaceuticals. For example, the Affordable Care Act (the “ACA”) contains provisions that may reduce the profitability of drug products, including increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, Congressional, and Executive challenges. As a result, it is unclear how such efforts to challenge, repeal or replace the ACA will impact our business.
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

The Inflation Reduction Act of 2022 (“IRA”) was enacted containing provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Under the IRA, an orphan drug is exempt from the Medicare drug price negotiation program only if it has a single orphan designation and its sole approved indication is for that disease or condition. The One Big Beautiful Bill Act of 2025 (“OBBBA”) removes this limitation. Beginning with the 2028 initial price applicability year, all orphan drugs—regardless of the number of orphan designations or approved indications—are exempt from the Medicare drug price negotiation program. However, an orphan drug loses this exemption once it receives approval for any non-orphan indication, at which point it becomes eligible for selection for Medicare drug price negotiation. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known. Although certain provisions of the IRA remain subject of ongoing litigation, the Centers for Medicare and Medicaid Services (“CMS”) has started implementing key components of the law, including inflation-based rebates and the Medicare drug price negotiation program, and these provisions are expected to have an impact on our business and the healthcare industry in general.
On November 6, 2025, CMS announced a new drug payment model designed to make Most Favored Nation (“MFN”)-level prices available to state Medicaid programs via manufacturer rebates. Referred to as the “GENErating cost Reductions fOr U.S. Medicaid Model” (“GENEROUS”), the initiative is designed to run from 2026 through 2030 and is voluntary for both manufacturers and state Medicaid programs. Under the model, participating states will be able to access MFN-level prices for participating manufacturers’ drugs through CMS-negotiated supplemental rebates tied to an MFN net price benchmark.
On December 19, 2025, CMS proposed a mandatory Center for Medicare and Medicaid Innovation (“CMMI”) drug payment model to test whether alternative methods for calculating Medicare rebates, based on international pricing metrics rather than inflation-based metrics, reduce costs for Medicare fee-for-service (“FFS”) beneficiaries and the Medicare program while preserving quality of care. The Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model, would test an alternative approach to calculating rebates for certain Medicare Part D products using international pricing benchmarks. The GUARD Model would begin on January 1, 2027, and run through December 31, 2033. Further, on December 19, 2025, CMS proposed the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. As proposed, GLOBE would begin a five-year performance period on October 1, 2026.
CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. CMS also published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs. Further, CMS issued the CY 2026 Medicare Physician Fee Schedule final rule, effective January 1, 2026, which, among other things, restricts whether certain fees should be considered bona fide service fees, increases bona fide service fee documentation requirements, defines “bundled arrangement,” requires “unbundling” of both contingent and non-contingent discounts and includes sales of Part B units at the Maximum Fair Price in average sales price calculations. These changes may reduce reimbursement for Medicare Part B utilization and require manufacturers to comply with new, complex and potentially uncertain reporting obligations and drug pricing documentation practices.
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
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. In November 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. In December 2025, the U.S. District Court of Maine issued a preliminary injunction blocking HHS from implementing the 340B rebate model pilot program, and HHS subsequently agreed to vacate the existing program so it could consider whether to proceed with a new administrative process for such a program.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. While much of the focus of state pricing policies is limited to Medicaid, we cannot assess the impact that these and other measures such as state transparency policies will have on our business. Additionally, certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.
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
•The federal civil and criminal false claims and civil monetary penalty laws, such as the federal False Claims Act (“FCA”), which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the FCA. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products and any future product candidates are subject to scrutiny under this law.

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
EU Regulation
EU Product Approval
The EMA is a decentralized scientific agency of the EU which coordinates the scientific evaluation and monitoring of centrally authorized medicinal products and is responsible for the scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors. The EMA decentralizes its scientific assessment of medicines by working through a network of experts throughout the EU, nominated by the EU Member States. The EC is responsible for formally granting centralized marketing authorizations in the EU, following the scientific opinion from the EMA.

The process regarding approval of medicinal products in the EU is similar to the process in the U.S. and generally involves completing each of the following:
•preclinical laboratory tests, animal studies and formulation studies performed in accordance with the applicable EU GLP regulations;
•submission of a clinical trial authorization application (“CTA”) for each trial in humans through the EU Clinical Trials Information System (“CTIS”) to the competent authorities of the EU Member States concerned, which must be approved before the trial may begin in each EU Member State where patient enrollment is planned;
•performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
•submission to the relevant competent authorities of a Marketing Authorization Application (“MAA”), which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labeling;
•satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced cGMP;
•potential audits of the non-clinical and clinical trial sites that generated the data in support of the MAA; and
•review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.
Preclinical Studies and Clinical Trials
The conduct of preclinical tests and formulation of compounds for testing in the EU must comply with the relevant international, EU and national legislation, regulations and guidelines. The results of the preclinical tests, together with relevant manufacturing information and analytical data, are submitted as part of the CTA.
Clinical trials of medicinal products conducted in the EU must comply with the harmonized regulatory framework provided by Regulation (EU) No 536/2014 (“Clinical Trials Regulation”), and the International Conference on Harmonization (“ICH”) guidelines on GCP. A clinical trial to be conducted in an EU Member State must be authorized by the competent authority of the EU Member State concerned and given a positive opinion by an independent ethics committee in accordance with the Clinical Trials Regulation and applicable national laws. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation, and data derived from non-clinical studies and from its clinical use (if any).
The Clinical Trials Regulation, which became applicable in January 2022, establishes the procedure to enable sponsors to submit one CTA for it to be approved in a more streamlined and coordinated manner by two or more countries in the EU or European Economic Area (“EEA”) where the clinical trial is to be performed. Sponsors are required to submit an application through an online platform known as the Clinical Trials Information System for approval. To make it more efficient to carry out such multinational trials, one EU Member State assumes the role as the reporting Member State to lead the scientific review of the assessment, for agreement by the EU Member States concerned within the timeframe stipulated by the Clinical Trials Regulation. Each concerned Member State is responsible for assessing country-specific issues concerning the clinical trial, including those related to adequacy of the trial sites, facilities and recruitment details.
One of the key objectives of the Clinical Trial Regulation is to strengthen the transparency of clinical trial related information. Clinical trial data and information submitted to the CTIS are subject to public disclosure in accordance with the Clinical Trials Regulation, subject to defined exceptions, including for the protection of personal data, commercially confidential information, and confidential communications between Member States during the assessment process.
Manufacturers are afforded the opportunity to seek scientific advice from regulatory authorities to guide their research and development programs. A request for scientific advice can be made nationally by engaging the national competent authorities or centrally, which is coordinated by the EMA at different stages of product development in relation to questions concerning an assessment of the product quality, non-clinical testing and clinical development. Scientific advice is not binding with regard to any future MAA of the product concerned, but departure from the advice should be justified in the MAA.

Marketing Authorizations
After completion of the required clinical testing, we must obtain a marketing authorization before we can place a medicinal product on the market in the EU. There are various marketing authorization procedures available, depending on the type of product involved. All procedures require an application to be presented in the internationally harmonized Common Technical Document format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical testing and clinical trials, to inform the benefit-risk assessment.
The centralized procedure results in marketing authorizations that are valid throughout the EU and, by extension (after national implementing decisions), in Norway, Iceland and Liechtenstein, which, together with the EU Member States, comprise the EEA. Applicants submit MAAs to the EMA, where they are reviewed by relevant scientific committees, including the Committee for Medicinal Products for Human Use (“CHMP”). The EMA forwards the CHMP opinion to the EC, which adopts a decision granting or refusing a marketing authorization. The centralized procedure is compulsory for medicinal products that (1) are developed by biotechnology processes, (2) are an advanced therapy medicinal product (i.e., gene therapy, somatic cell therapy or tissue-engineered medicines), (3) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions or (4) are orphan medicinal products. For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA, provided that the medicine concerned contains a new active substance and the CHMP agrees that (i) the medicine is a significant therapeutic, scientific, or technical innovation, or (ii) the authorization of the medicine under the centralized procedure would be in the interest of public health at the EU level.
For those medicinal products for which the centralized procedure is not available, the applicant must submit MAAs to the national competent authorities of the EU Member States through one of three procedures: (1) a national procedure, which results in a marketing authorization in a single EU Member State; (2) the decentralized procedure, in which applications are submitted simultaneously in two or more EU Member States and a reference Member State is appointed to lead the scientific assessment; or (3) the mutual recognition procedure, which is used when the product has already been nationally authorized in at least one EU Member State (the reference Member State), and the marketing authorization holder seeks recognition of that authorization for the same product in at least one other EU Member State (concerned Member States). A concerned Member State may refuse to recognize the assessment of the reference Member State in the decentralized procedure or the mutual recognition procedure on grounds of potential serious risk to public health.
Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically may take a year or more. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major interest for public health and therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.
Data Exclusivity
MAAs for generic medicinal products do not need to include the results of preclinical studies and clinical trials but instead can refer to such data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. Where a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic MAAs referring to the data of that product will not be accepted by the regulatory authorities, and a further two years of marketing protection, during which such generic products, even if approved, may not be placed on the market until the full 10-year protection period has expired. The 10-year protection period may be extended to 11 years if, during the first eight years of the product’s authorization, one or more new therapeutic indications with significant clinical benefit over existing therapies are approved.
There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical studies or clinical trials must be provided, and guidelines from the EMA detail the type of supplementary data to be provided for different types of biological product.

Orphan Designation
In the EU, an orphan medicinal product designation may be granted, following recommendation by the EMA’s Committee for Orphan Medicinal Products (“COMP”), for products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. Additionally, designation may be granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication or where no satisfactory method of diagnosis, prevention or treatment of such condition exists. Following a positive opinion by the COMP, the EC adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of an MAA, and orphan status may be withdrawn at that stage if the product no longer fulfills the orphan criteria.
Orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, and 10 years of market exclusivity is granted following marketing authorization. During this period, the EU competent authorities may not accept or approve a marketing authorization application for a similar medicinal product, meaning a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product and which is intended for the same approved therapeutic indication, unless: (i) the second medicinal product is safer, more effective or otherwise clinically superior to the authorized orphan product; (ii) the marketing authorization holder for the authorized product consents to a second application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan product. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of orphan designation.
PRIME Designation
The PRIority MEdicines (“PRIME”), scheme is intended to encourage product development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the CHMP are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
Post-Approval Controls
The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
All new MAAs must include a risk management plan describing the risk management system that the company will put in place and documenting measures that will be taken to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited in the EU. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by national law in each Member State and may differ between Member States.

Manufacturing
Medicinal products may only be manufactured in the EU, or imported into the EU from another country, by the holder of a manufacturing authorization from the competent national authority. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with EU standards of cGMP before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with cGMP. Testing and certification on importation is exempted where there exists a Mutual Recognition Agreement between the exporting country and the EU.
Pricing and Reimbursement
Governments influence the price of medicinal products in the EU through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some EU Member States operate positive or negative list systems under which reimbursed products may only be placed on the market once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. In addition to an assessment of cost-effectiveness, the national health systems may consider whether market access is affordable. As a result, increasingly high barriers are being erected to the entry of new products.
Reform of the Regulatory Framework in the EU
The EC introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals, and in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon in December 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted and are not expected to become applicable before 2028. The aforementioned EU rules are generally applicable in the EEA.
Brexit and the Regulatory Framework in the UK
Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. EU laws that were transposed into UK law through secondary legislation continue to apply in the UK as retained EU law (as amended), but new EU legislation, such as the Clinical Trials Regulation, does not apply in the UK. Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) has been the UK’s standalone medicines and medical devices regulator.
Under the Medicines and Medical Devices Act 2021, the Secretary of State or an “appropriate authority” has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the EU Clinical Trial Directive, as implemented into UK national law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025. These changes, which will take full effect from April 2026, aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards.
Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorizations, effective in Great Britain only, on January 1, 2021, unless the marketing authorization holder chose to opt-out. Under the terms of the Windsor Framework, these licenses became valid for the whole of the UK from January 1, 2025. In order to use the centralized procedure to obtain a marketing authorization that will be valid throughout the EEA, companies must be established in the EEA. Therefore, after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized marketing authorizations. In order to obtain a UK marketing authorization to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures.

In the UK, the initial duration of a marketing authorization is five years and, following renewal, it will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicine on the market in the UK within three years shall cease to be in force.
EU and UK Data Protection Laws
In the EU, the General Data Protection Regulation (“GDPR”) governs the processing of personal data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements to have legal basis for processing certain personal data relating to identifiable individuals and transferring such information outside the European Economic Area (“EEA”), including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data in countries not deemed adequate by the EU and the UK, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates where there is no other legal basis for processing, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR includes substantial penalties to which we could become subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. In addition, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. We are required to implement certain safeguards detailed in these regulations when conducting restricted data transfers under the EU and UK GDPR and regulators retain authority to further restrict or prohibit transfers to certain countries where applicable laws would undermine the privacy safeguards provided by the GDPR.
PRC Regulation
Our China operations are conducted by our Chinese subsidiaries owned by BeOne Medicines (Hong Kong) Co., Limited, one of our wholly owned subsidiaries. We are subject to a variety of PRC laws, rules and regulations affecting many aspects of our business. As a result of our operations in China, the Chinese regulatory authorities have significant influence over our conduct of business and may influence our operations as they deem appropriate to further economic, regulatory, political and societal goals. This section summarizes the principal PRC laws, rules and regulations that we believe are relevant to our business and operations. For a detailed description of risks related to our doing business in China, please refer to “Risk Factors—Risks Related to Our Doing Business in the PRC”.
PRC Drug Regulation
Introduction
China heavily regulates the development, approval, manufacturing and distribution of drugs, including biologics. The legal framework for the administration of pharmaceutical products in China was established by the Drug Administration Law of the PRC (the “DAL”). The DAL provides a framework for regulating pharmaceutical manufacturers, pharmaceutical trading companies, medical institutions, and the research, development, manufacturing, distribution, packaging, pricing, and advertising activities related to pharmaceutical products.
The DAL
The DAL established the Marketing Authorization Holder (the “MAH”) system, and subject to approval by the NMPA, MAHs will be allowed to transfer their marketing authorizations. However, to date, it remains uncertain whether the transferability of MAH will offer more flexibility in structuring cross-border transactions. In addition, the implementation of the MAH system was accompanied by a range of new requirements for the MAHs, including establishing a quality assurance system and being responsible for all aspects of preclinical research, clinical trials, manufacturing and distribution, post-marketing research, adverse drug reaction monitoring and reporting. A foreign MAH is required to engage a local agent to fulfill the MAH’s obligations and the foreign MAH is subject to joint and several liability in the event of any wrongdoing.

The DAL requires drug manufacturers and drug distributors to comply with current GMP and good supply practice (“GSP”) requirements. Pursuant to the DAL, NMPA and its local counterparts are directed to strengthen their surveillance of drug manufacturers and distributors, including through regular site inspections and unannounced checks, to ensure their compliance. The NMPA has also been strengthening its regulation of clinical trial institutions by collaborating with the National Health Commission (the “NHC”), the chief healthcare regulator in China. The Measures for the Administration of Drug Clinical Trial Institutions jointly issued by the NMPA and the NHC provides detailed requirements on how drug clinical trial institutions should comply with GCP, including, among others, that all drug clinical trial institutions are required to be registered on an online system and disclose their key information essential for compliance with GCP.
The DAL also requires MAHs, manufacturers, distributors, and medical institutions to establish and implement drug track and trace systems. A drug pharmacovigilance system will also be established to monitor, identify, evaluate and control adverse drug reactions and other possible drug-related problems.
The DAL provides heavy penalties for violations. Depending on various types of violations, the DAL imposes different penalties, including warnings, confiscation of illegal gains, fines, revocation of required business and operating licenses, certificates or approval documents for drugs, suspension of business, temporary or permanent debarment of companies, institutions and responsible persons, and criminal liabilities in the case of serious violations.
The interpretation and implementation of the DAL have been evolving over time. We plan to closely monitor the implementation of the DAL and its impact on our operations in China.
Regulatory Authorities and Government Reorganization
In China, the NMPA is the primary regulator for pharmaceutical products and businesses. It is a sub-agency of the State Administration for Market Regulation (the “SAMR”), which is responsible for drug regulation, consumer protection, advertising, anticorruption, antitrust, fair competition and intellectual property.
The NMPA regulates almost all key stages of the life cycle of pharmaceutical products, including nonclinical studies, clinical trials, marketing approvals, manufacturing, advertising and promotion, distribution, and pharmacovigilance (i.e., post-marketing safety reporting obligations). The CDE, which remains under the NMPA, conducts the technical evaluation of each drug and biologic application for safety and efficacy.
The NHC is China’s chief healthcare regulator, primarily responsible for overseeing the operation of medical institutions (including clinical trial sites) and regulating the licensure of hospitals and other medical personnel.
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
A Certificate for Use of Laboratory Animals is required for performing experimentation on animals under various regulations. Applicants for this certificate must satisfy a number of conditions relating to facilities, sourcing, feeding and experimentation for lab animals.

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
Conditional Approval
NMPA also permits conditional approval of certain medicines based on early phase data. The agency has done this for medicines that meet unmet medical needs for life-threatening illnesses and for medicines that treat orphan indications. Under the DRR, drugs that meet one of the three criteria might be eligible for conditional approval: (1) drugs that treat life threatening illnesses for which there are no effective treatment or preventive methods, but their clinical trials already have the data to prove efficacy and their clinical value is predictable, (2) drugs that are urgently needed for public health reasons, and their clinical trials already have the data to prove efficacy and their clinical value is predictable; or (3) vaccines that are urgently needed for major public health emergencies or otherwise deemed by the NHC to be urgently needed, and it is concluded upon evaluation that their benefits outweigh their risks. Following approval, the MAH is required to take risk mitigation measures and complete a post-marketing study as required by the NMPA within a prescribed timeline.
Breakthrough Therapy Designation
Breakthrough therapy designation (“BTD”) is a process designed to expedite the development and review of clinical stage, innovative or improved new drugs that meet the following criteria: (1) they are intended to treat life threatening conditions or conditions that have serious negative impacts on the quality of life, and (2) there are no effective treatment or preventive methods available, or there is preliminary clinical evidence indicating that they may demonstrate substantial improvement over available therapies. Applicants of drugs designated as breakthrough therapies will be entitled to direct communications with CDE at key states during the clinical trials and may seek CDE’s opinion on study progress.
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
Clinical Trials and Marketing Approval
Upon completion of preclinical studies and preliminary CMC studies, a sponsor typically needs to conduct clinical trials in China for registering a new drug. The data requirements and materials required for this application are determined by the registration category. The NMPA has taken a number of steps to increase efficiency for approving clinical trial applications, and it has also significantly increased monitoring and enforcement of GCP to ensure data integrity.
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

The DAL has adopted an implied approval system for clinical trials of new drugs. Trials can proceed if after 60 business days, the applicant has not received any objections from the CDE. In September 2025, the NMPA issued the Announcement on Optimizing the Review and Approval of Clinical Trial Applications for Innovative Drugs, which formally established an accelerated approval pathway for innovative drugs. Under this regulation, the review timeline is compressed to 30 working days for certain innovative drugs that are designated as national priorities (including those for pediatric use or rare diseases) or are part of global simultaneous development programs. This policy significantly expedites the regulatory timeline for eligible global innovative drug candidates.
Human Genetic Resources Regulation
The Regulation on the Administration of Human Genetic Resources (“HGR Regulation”) applies to all human genetic resources (“HGR”)-related activities for R&D purposes, including sampling, biobanking, use of HGR materials and associated data in China, and the provision or sharing of such materials or data with non-PRC parties. As we are a Swiss company, we and our activities in China are subject to the HGR Regulation. Such non-PRC parties seeking access to China’s HGRs for scientific research, including clinical trials intended to support marketing approval of drugs and medical devices in China, must do so only through collaborations with Chinese parties, such as Chinese hospitals. The HGR Regulation prohibits non-PRC parties from independently sampling or biobanking any China HGR in China and requires approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Any cross-border transfer of the HGR materials, either under an international collaboration or as a direct export, must be on an as-needed basis and requires approval. In addition, providing HGR data to non-PRC parties requires a record filing.
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
The HGR Regulation also imposes severe penalties for various violations, including warnings, disgorgement of illegal gains, confiscation of illegal HGR, fines, and temporary or permanent debarment of companies, institutions and responsible persons from future HGR projects regulated by the HGR Regulation.
The Implementing Rules for the HGR Regulation (the “HGR Implementing Rules”) provide several clarifications. HGR data is narrowed down to cover only the data derived from HGR materials and gene-irrelevant clinical data, image data, protein data, and metabolic data are expressly excluded. The industry guidance provides more clarifications from the practice perspective, including: (1) the non-PRC entity operating the electronic data capture system for an in-China trial is no longer regarded as a non-PRC party; (2) for gene-related scientific studies, if non-PRC entities do not substantively participate in such studies, nor obtain any study data, then such studies are no longer subject to the HGR regulation; and (3) human urine, feces, blood plasma, and blood serum are expressly excluded from the scope of HGR materials.
Trial Exemptions and Acceptance of Foreign Data
The NMPA may be flexible on the requirements of trials and data generated in China, depending on the drug and the existing data. The NMPA has granted waivers for all or part of trials and stated that it will accept data generated abroad (even if not part of a global study), including early phase data, that meets its requirements. Data from foreign clinical trials must meet authenticity, completeness and accuracy requirements. Sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
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

Clinical Trial Process and Good Clinical Practices
As in other parts of the world, clinical trials in China typically have three phases. Phase 1 refers to the initial clinical pharmacology and human safety evaluation studies. Phase 2 refers to the preliminary evaluation of a drug candidate’s therapeutic efficacy and safety for target indication(s) in patients. Phase 3 (often the pivotal study) refers to clinical trials to further verify the drug candidate’s therapeutic efficacy and safety on patients with target indication(s) and ultimately provide sufficient evidence for the review of a drug registration application. The NMPA requires that the different phases of clinical trials in China receive ethics committee approval (with exemptions for certain specific circumstances and comply with GCP. The NMPA conducts inspections on clinical trials conducted in China to assess GCP compliance and may refuse to approve the drug if it finds substantial issues in the trials. In addition, upon granting the drug registration certificate, NMPA may, at its sole discretion, require a Phase 4 trial to be conducted by MAH within a specified period of time to further monitor and obtain safety and efficacy data of the drug.
New Drug Application (“NDA”) and Approval
Upon completion of clinical trials, a sponsor may submit clinical trial data to support marketing approval for the drug. For domestically manufactured drugs, NDA sponsors must submit data derived from the submitted drugs in support of their approval. Under the DAL, upon approval of the registration application, the NMPA will issue a drug registration certificate, or marketing approval of the drug, to the applicant, and the applicant is no longer required to be equipped with relevant manufacturing capability.
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
Similarly, to conduct sales, importation, shipping and storage, a company must obtain a Drug Distribution License (“DDL”) from the local drug regulatory authority, subject to renewal every five years. One exception is that the DAL and relevant implementation rules allow the MAH to conduct wholesales of its drugs directly without holding a separate DDL for wholesale.
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
Advertising and Promotion of Pharmaceutical Products
China has a strict regime for the advertising of approved medicines. No unapproved medicines may be advertised. The definition of an advertisement is very broad and does not expressly exclude scientific exchange; an advertisement can be any media that directly or indirectly introduces the product to end users. An enterprise seeking to advertise a prescription drug may do so only in medical journals jointly approved by NMPA and the NHC, and each advertisement requires approval from a local drug regulatory authority. The content of an approved advertisement may not be altered without filing a new application for approval.

Prescription drug advertisements are subject to strict content restrictions, which prohibit recommendations by doctors and hospitals and guarantees of effectiveness. Advertising that includes content outside of the drug’s approval documentation (off-label content) is prohibited. False advertising can result in civil suits from end users and administrative liability, including fines. In addition to advertisements, non-promotional websites that convey information about a drug must go through a separate approval process by a local drug regulatory authority.
Regulatory Intellectual Property Protections
The amendments to the PRC Patent Law (the “Amended PRC Patent Law”) provide a cause of action to allow a patent holder to initiate a declarative action during the regulatory review process of a generic drug application to determine whether the drug falls within the patent scope, which may be comparable to the patent linkage system in the U.S. The Amended PRC Patent Law also provides patent term extension (“PTE”) for the patent term lost during the regulatory review process of a new drug upon the patent holder’s request. The extended term shall not exceed five years, and the total patent term after approval of the drug shall not exceed 14 years.
Reimbursement and Pricing
China regulates drug prices mainly by establishing a consolidated procurement mechanism, restructuring medical insurance reimbursement standards and strengthening regulation of medical and pricing practices, as discussed below.
National Reimbursement Drug List
China’s national medical insurance program currently consists of two fundamental basic medical insurance sub-programs: (1) for urban employees, under which urban employers are required to enroll their employees in the program and the insurance premium is jointly contributed by the employers and employees; and (2) for urban and rural residents, which allows urban and rural residents who do not have employers to voluntarily participate in the basic medical insurance program and the insurance premium is jointly contributed by the participants and the government. Program participants are eligible for full or partial reimbursement of the cost of medicines included in the NRDL.
A pharmaceutical product listed in the NRDL must be clinically needed, safe, effective, reasonably priced, easy to use, and available in sufficient quantity.
China has been pursuing a policy of expediting the addition of innovative oncology drugs to this list. BRUKINSA (zanubrutinib), tislelizumab, and XGEVA (120-mg denosumab) have been included in the NRDL since 2020. PARP inhibitor PARTRUVIX (pamiparib) has been included in the NRDL since 2021. KYPROLIS has been included in the NRDL since the beginning of 2023. SYLVANT and BAITUOWEI have been included in the NRDL since the end of 2023. To allow patients with commercial insurance earlier access to advanced treatments, the NHSA also introduced a Commercial Health Insurance Innovative Drug List (“CHIIDL”, effective as of January 1, 2026) in December 2025, which includes 19 high-value treatments not currently covered by the basic medical insurance fund. ZIIHERA and QARZIBA have been included in CHIIDL since 2025.
Centralized Procurement and Tenders
Under current regulations, public medical institutions owned by the government or owned by state-owned or controlled enterprises are required to purchase pharmaceutical products through centralized online procurement processes. There are exceptions for drugs on the National List of Essential Drugs, which must comply with their own procurement rules, and for certain drugs subject to the central government’s special control.
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

Other PRC National and Provincial Laws and Regulations
Pharmaceutical companies operating in China are subject to changing regulations under many other laws and regulations administered by national, provincial and municipal governmental authorities, some of which are or may become applicable to our business. For example, we are subject to regulations relating to labor and social insurance, product liability and the confidentiality of patient medical information and the circumstances under which patient medical information may be released for inclusion in our information systems or released by us to third parties. The privacy of human subjects in clinical trials is also protected by privacy laws such as the Personal Information Protection Law. These laws and regulations governing both the disclosure and use of confidential patient medical information may become more restrictive in the future, including restrictions on transfer of healthcare data. The Cybersecurity Law designates healthcare as a priority area that is part of critical information infrastructure, and China’s cyberspace administration has been working to finalize the regulatory regime on cross-border transfer of personal information.
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
PRC Antitrust Regulation
China’s anti-trust regulatory regime is founded on the Anti-Monopoly Law (the “AML”) and supplemented by several implementation rules. The AML in general restricts monopolistic practices including concentration of undertakings, horizontal and vertical monopolistic agreements, and certain activities of market dominance abuse.
The AML provides heavy penalties for violations, including warnings, confiscation of illegal gains, fines, revocation of required business and operating licenses, suspension of business, and even criminal liabilities.
The SAMR is the chief regulator of anti-trust law in China, and the pharmaceutical sector has been one of its focused enforcement areas for years. For example, in 2021, a local drug company was found to have engaged in resale price maintenance (“RPM”) practices and fined up to RMB 764 million, and in 2023, SAMR announced seven administrative penalty decisions on monopoly agreement reached and/or abuse of market dominance in pharmaceutical industry.

Regulations Relating to Technology Export Control
Import and export of technologies for civilian use are regulated under the PRC Administrative Regulations on Technology Import and Export (the “TIER”). Technology export is broadly defined under Chinese law to encompass any cross-border transfer of technologies from a Chinese entity to overseas. TIER divides technology export into the categories of (1) “prohibited” technologies, which cannot be exported outside China (2) “restricted” technologies, which requires approvals from the relevant Chinese authority, and (3) “unrestricted” technologies, which requires filing of proper transaction documents with the authority. The “prohibited” and “restricted” technologies are defined by the Catalogue of Technologies Prohibited or Restricted from Export (the “Catalogue”). The latest Catalogue, issued in December 2023, included “cell cloning and gene editing technologies used in humans” into the prohibited list. It remains unclear how the Chinese government would eventually enforce such prohibition on technology control. We plan to closely monitor China’s legislative and regulatory evolvement in this area and its potential impact on our operations in China.
Regulations Relating to Commercial Bribery
In January 2025, SAMR launched a first-of-its-kind Compliance Guidelines for Healthcare Companies to Prevent Commercial Bribery Risks, which provide guidance for managing commercial bribery risks for healthcare and pharmaceutical companies and reflect the SAMR’s enforcement priorities and high-risk areas of focus observed in recent years.
Subject to the Credit Evaluation System for Pharmaceutical Pricing, Bidding and Procurement, the National Healthcare Security Administration has established a catalog of dishonest practices related to drug pricing and procurement through bidding, which will be dynamically adjusted. The dishonest practices included in this catalog primarily encompass kickbacks or other improper benefits in the buying and selling of drugs, tax-related violations, monopolistic behaviors, improper pricing practices, disruption of centralized procurement processes, malicious breach of contracts, and other acts that contravene good faith principles. Provincial centralized procurement agencies will take action against pharmaceutical companies based on their trustworthiness ratings.
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
Under current regulations, the capital of a foreign-invested enterprise and capital in RMB obtained by the foreign-invested enterprise from foreign exchange settlement must not be used for the following purposes: directly or indirectly for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; directly or indirectly for investment in securities or certain other financial products, unless otherwise provided by relevant laws and regulations; or extending loans to non-related parties, unless permitted by the scope of business or located in the designated area.
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
Rest of World Regulation
For other countries outside of the U.S., the EU and the PRC, the requirements governing the conduct of preclinical studies, clinical trials, drug licensing, manufacturing, pricing and reimbursement, and other matters impacting our business vary from country to country. In all cases, clinical trials must be conducted in accordance with GCP requirements, applicable regulatory requirements, and the ethical principles having their origin in the Declaration of Helsinki.
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
On March 30, 2022, the SEC added BeOne Medicines Ltd. to its conclusive list of issuers identified under the HFCAA. Ernst & Young Hua Ming LLP, located in the PRC, served as our independent registered public accounting firm from 2014 to 2021, including for our annual report on Form 10-K for the year ended December 31, 2021. However, as our global business has expanded, we have built substantial organizational capabilities outside of the PRC and have evaluated, designed and implemented business processes and control changes. Therefore, on March 23, 2022, following a review process carried out by our audit committee, Ernst & Young Hua Ming LLP resigned as our independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting to be filed with the SEC. On the same day, our audit committee approved the engagement of Ernst & Young LLP (U.S.) as the Company’s independent registered public accounting firm for the audits of our financial statements and internal control over financial reporting for the fiscal year ending December 31, 2022. Ernst & Young LLP (U.S.) has continued to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023 and those thereafter. No changes were made to the accounting firms who audit our financial statements filed with the Shanghai Stock Exchange and the Hong Kong Stock Exchange, which remain Ernst & Young Hua Ming LLP, located in Beijing, PRC, and Ernst & Young, located in Hong Kong, PRC, respectively.
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
Flow of Funds with our Operations including the PRC
We are a holding company incorporated in Switzerland with operations primarily conducted through direct and indirect subsidiaries in the U.S., China, the UK and Australia. The intercompany flow of funds within the organization is effected through capital contributions, intercompany loans, intercompany transfers of products and intellectual property, and cost reimbursements. Since formation in 2010, BeOne Medicines Ltd. has raised over $10.8 billion in various public and private stock offerings, and has raised additional amounts from various borrowings, and beginning in Q3 2024, from cash flows from operations. Of the amounts raised, (1) $2.1 billion and RMB20 billion have been transferred as capital contributions to its operating subsidiaries and (2) $1.2 billion and RMB1.9 billion are outstanding intercompany loans due from its operating subsidiaries as of December 31, 2025. All biopharmaceutical patents previously owned by BeOne Medicines Ltd. have been transferred to operating subsidiaries for further development and commercialization. As of December 31, 2025, BeOne Medicines Ltd. held $584 million in cash and cash equivalents which are available for future investment in its programs and operating subsidiaries. The Company’s subsidiaries outside of China have cash and cash equivalents of $3.2 billion that may be permanently transferred to BeOne Medicines Ltd. in the form of dividends and distributions or temporarily in the form of intercompany loans or advances without consent of a third-party; however, to date, BeOne Medicines Ltd. has not received any dividends or distributions from its operating subsidiaries. For further information on our intercompany flow of funds, please refer to (i) the sections titled “Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Doing Business in the PRC—We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business,” and (ii) our consolidated financial statements and the related notes included herein.

As of December 31, 2025, the Company has established a deferred tax liability of $30 million associated with potential withholding taxes in the U.S. and Canada on unremitted earnings that are no longer indefinitely reinvested. The amount of actual cash taxes associated with potential future distributions will depend on the timing of cash outflows at the parent and availability and use of cash in other jurisdictions that are not subject to withholding taxes. Please see the section titled “Liquidity and Capital Resources” for further discussion.
Further, our board of directors has adopted a dividend policy which provides that we currently intend to retain all available funds and earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Subject to applicable law and our articles of association, any future determination to pay dividends must be approved in advance by our shareholders. Our board of directors may propose a dividend to shareholders but cannot itself authorize the dividends. Such recommendation by our board of directors may be based on a number of factors, including our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant. This dividend policy reflects our board of directors’ current views on our financial and cash flow position. We intend to continue to review our dividend policy from time to time, and there can be no assurance that dividends will be paid in any particular amount, if at all, for any given period.
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
We may rely on dividends and other distributions on equity paid by our PRC subsidiaries or as noted above on dividends and distributions from our U.S, Canadian and other subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us from those subsidiaries in the PRC but not from our subsidiaries in the U.S., Canada and others. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2025, these restricted assets totaled $2.0 billion.
Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us. However, conversion of RMB to other currencies are permitted for the purpose of dividends according to the PRC’s regulations on foreign exchange control. The PRC government may, in accordance with applicable laws and regulations, impose limitations on access to foreign currencies for current account transactions and if this occurs in the future, we may not be able to pay dividends in foreign currencies to our shareholders. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. As a result, and principally due to the restriction in China, our subsidiaries’ restricted net assets (as defined in Rule 5-04 of Regulation S-X) exceeds 25% of our consolidated net assets and thus we have provided the stand-alone financial statements of BeOne Medicines Ltd. in Item 15 as Schedule 1.
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

Pursuant to an arrangement between Mainland China and the Hong Kong Special Administrative Region and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.” We own the PRC subsidiaries through BeOne Medicines (Hong Kong) Co., Limited (“BeOne HK”). BeOne HK currently does not hold a Hong Kong tax resident certificate from the Inland Revenue Department of Hong Kong, and there is no assurance that the reduced withholding tax rate will be available.
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
BeOne Medicines Ltd. and its subsidiaries hold cash in demand deposits, time deposits and money market funds for the operating needs of each entity, including from intercompany transactions. As needed, cash to fund both short-term operating needs (such as investments in inventory or sales and marketing capabilities) and long-term investment needs (such as for property, plant and equipment) can be transferred from BeOne Medicines Ltd. or between subsidiaries to supply additional liquidity using capital contributions, intercompany advances or loans, as follows:
•Cash may be transferred between BeOne HK and its operating subsidiaries in mainland China through intercompany loans and capital contributions. Cash generated from BeOne HK is used to fund operations of its subsidiaries, and no funds were transferred from BeOne HK’s subsidiaries in mainland China to fund operations of other BeOne subsidiaries outside of mainland China for the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the amount of cash transferred between BeOne HK and its subsidiaries in mainland China was $95 million and $106 million, respectively.
•Cash may be transferred between BeOne Medicines UK, Ltd. (“BeOne UK”) and/or BeOne Medicines I GmbH (“BeOne Switzerland”) and their respective operating subsidiaries through intercompany fund advances and capital contributions. There are currently no restrictions on transferring funds between BeOne UK or BeOne Switzerland and their respective operating subsidiaries. Cash generated from BeOne UK and BeOne Switzerland may be used to fund operations of their respective subsidiaries, and no funds were transferred from BeOne UK’s subsidiaries or from BeOne Switzerland’s subsidiaries to fund operations of other BeOne subsidiaries (such as BeOne HK and its subsidiaries in mainland China) for the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the amount of cash transferred between BeOne UK to its respective subsidiaries was $5 million and $142 million, respectively. For the years ended December 31, 2025 and 2024, the amount of cash transferred between BeOne Switzerland to its respective subsidiaries was nil.
Seasonality of Business
Our global business has historically been subject to seasonality due to the dynamics of each market. For example, in the U.S., our fourth quarter results are affected by customer buying patterns influenced by pricing dynamics, with a corresponding offset to our first quarter results from these inventory management practices by our distributors. Net pricing and demand are also impacted in the U.S. in the first quarter due to patient co-pays and deductibles resetting at the beginning of each year. However, there are no assurances that these historical trends will continue in the future.
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
At BeOne, empowering our people begins with our culture and values: Bold Ingenuity, Collaborative Spirit, Driving Excellence, and most importantly, Patients First. As a global entity with many remote workers, we have been able to build a team of talented professionals with a wide range of experiences, regardless of their location. We are an equal opportunity employer. We do not discriminate on the basis of race, religion, color, sex, gender identity, sexual orientation, age, physical or mental disability, national origin, veteran status or any other basis covered by applicable law. All employment is decided on the basis of qualifications, merit, and business need. Further, we have policies in place that prohibit harassment and retaliation and a 24/7 ethics hotline where concerns can be raised on an anonymous basis. We maintain a culture where all voices are welcomed, heard, and respected.
As of February 13, 2026, we had nearly 12,000 full-time employees worldwide, across six continents, with approximately 1,900 employees in the U.S. and the balance outside of the U.S. We have also engaged and may continue to engage contingent workers to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except as required by local laws such as in some European countries and Brazil. We also track voluntary and involuntary turnover rates and we consider our relations with our employees to be good.
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
3.Innovating Sustainably - We aim to assess and mitigate our impact on the environment to ensure business continuity.
4.Operating Responsibly - We operate with integrity, transparency, and discipline to ensure we are meeting the expectations of our stakeholders.
Within each focus area, we have identified key strategic priorities and have set targets where meaningful and appropriate. These targets are aspirational and may change; statements regarding these priorities and targets are not guarantees or promises that they will be met. We report our progress in April of each year, and our reports can be found on our corporate website.
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
Corporate Information
We are a Swiss corporation with our registered office in Switzerland located at Basel, Canton of Basel-Stadt, Switzerland. Our website address is www.beonemedicines.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report.

We own various registered trademarks, trademark applications and unregistered trademarks and service marks, including the name “BeOne” and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders. Solely for convenience, some of the trademarks and trade names in this document are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
Available Information
We make available on or through the Investor section of our website certain reports and amendments to those reports that we file with or furnish to the SEC, in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act. Additionally, we make available on our website our securities filings with the HKEx and the SSE. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC, the HKEx, and the SSE.
From time to time, we may use our website, our X account at x.com/BeOneMedicines, our LinkedIn account at linkedin.com/company/BeOneMedicines, our Facebook account at facebook.com/BeOneMedicines, and our Instagram account at instagram.com/BeOneMedicines to disclose material information and to comply with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.beonemedicines.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our X posts, our LinkedIn posts and our Instagram posts are not incorporated into, and does not form a part of, this Annual Report.

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
•Restrictive covenants in our facilities agreements may limit our ability to respond to changes in market conditions or pursue business opportunities.
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
•Your rights as a shareholder changed following the Continuation.
•As a Swiss corporation, our flexibility will be limited with respect to certain aspects of capital management.
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
Our ability or the ability of any third parties with which we collaborate to commercialize our medicines successfully will depend in part on the extent to which reimbursement for these medicines is available from government health administration authorities, private health insurers and other organizations. In the U.S. and other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Sales of our medicines will depend substantially on the extent to which the costs of our medicines will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Without third-party payor reimbursement, patients may not be able to obtain or afford prescribed medications. Third-party payors also are seeking to encourage the use of generic or biosimilar products or entering into sole source contracts with healthcare providers, which could effectively limit the coverage and level of reimbursement for our medicines and have an adverse impact on the market access or acceptance of our medicines. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third-party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. For additional information, please see the section of this Annual Report titled “Part I—Item 1—Business—Government Regulation—U.S. Regulation—Pharmaceutical Coverage, Pricing, and Reimbursement.”

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
In April 2025, the Trump administration published Executive Order 14273 (90 Fed. Reg. 16441), “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the U.S. Department of Health and Human Services (“HHS”) to take steps to reduce drug prices. In May 2025, the administration published Executive Order 14297 (90 Fed. Reg. 20749), “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs certain executive officials to “communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations” and facilitate direct-to-consumer and direct-to-business purchasing programs and directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Subsequently, some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreement with the federal government regarding prices for prescription drugs sold to U.S. patients and through Medicaid programs, and in February 2026, the Trump administration announced the launch of TrumpRx, a website operated by the federal government that is intended to redirect consumers to pharmaceutical companies’ direct-to-consumer channels. Additionally, in December 2025, the Centers for Medicare and Medicaid Services (“CMS”) proposed a rule to implement the Global Benchmark for Efficient Drug Pricing (GLOBE) Model and the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model – both are new Medicare payment models under section 1115A of the Social Security Act. The scope, timing, and implementation details of these policies remain uncertain and may be subject to legal challenges, regulatory rulemaking, and changes in administrative priorities. If implemented, these policies could have a material impact on the pricing and reimbursement of our products in the United States, particularly those covered under Medicare Part B or Part D. Potential effects include reduced pricing flexibility, downward pressure on reimbursement rates and changes to market access dynamics and to pricing negotiations with commercial payors and international markets. Because the outcome, timing, and specifics of these policies are uncertain, we cannot predict the effect on our business, financial condition, results of operations, or prospects, but the impact could be material and adverse.
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

The government in China also has a program for volume-based, centralized drug procurement with minimum quantity commitments to negotiate lower prices from drug manufacturers and reduce the price of drugs. The Chinese government awards contracts to the bidders who can satisfy the quality and quantity requirements, with price being a significant factor in the procurement decisions. The successful bidders are guaranteed a sale volume for at least a year, which gives an opportunity to gain or increase market share. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in 2020, ABRAXANE® and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE under the government contract that would have been significantly lower than the price that we had been charging. Also in 2020, VIDAZA® and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA, which resulted in the drug being restricted from use in public hospitals, accounting for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. This program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations in China.
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
For example, in 2025, the U.S. imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China, and has subsequently proposed additional or alternative tariffs. While certain tariffs have been subsequently invalidated, suspended, modified or temporarily reduced, their impact has already been seen, and we expect will continue to be seen, in global markets, and we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Furthermore, increased tariffs may make certain products no longer commercially viable. These and other risks, including the risks described in “Risks Related to Our Doing Business in the PRC”, may materially adversely affect our ability to attain or sustain revenue in international markets.
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
Healthcare providers, physicians and others play a primary role in the recommendation and prescription of our approved products. Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business. For additional information, please see the section of this Annual Report, titled “Part I—Item 1—Business—Government Regulation—U.S. Regulation—Other U.S. Healthcare Laws and Compliance Requirements.”
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
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule (“FSS”) pricing program, and the Tricare Retail Pharmacy program, which require us to disclose average manufacturer pricing, and, in the future, may require us to report the average sales price for certain of our drugs to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. For example, in the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data were originally due. Such restatements increase our costs and could result in an overage or underage in our rebate liability for past quarters. Price recalculations may also affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.

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
Federal legislative and regulatory efforts to implement reference pricing or most-favored-nation pricing models could impact our product revenues and materially harm our business.
On May 12, 2025, President Trump issued an executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. and directing the Secretary of HHS to communicate MFN price targets to pharmaceutical manufacturers to align prices with those in comparably developed nations and, in the event significant progress towards MFN pricing is not delivered, to propose rulemaking to impose MFN pricing.
Since the May 12, 2025 order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. Further, in November 2025, the Centers for Medicare & Medicaid Services (CMS) introduced the GENEROUS (GENErating cost Reductions fOr U.S. Medicaid) Model, a voluntary Medicaid payment initiative under which participating drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with an MFN price for the manufacturers’ products. Additionally, in December 2025, CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority, the Global Benchmark for Efficient Drug Pricing (GLOBE) for Medicare Part B and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) for Medicare Part D. If finalized, these models would impose additional mandatory rebates on manufacturers of certain Medicare Part B and Medicare Part D drugs, for select Medicare populations intended to represent 25% of Medicare patients, if the Medicare prices for such products exceed those paid in economically comparable countries. Both the GLOBE and GUARD models have proposed seven-year testing periods, with the GLOBE model proposed to begin on October 1, 2026 and the GUARD model proposed to begin on January 1, 2027.
If the GLOBE and GUARD models are finalized as proposed under CMMI authority, we could be required to pay additional rebates on products reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on products on utilization by a broader portion of U.S. patients to align with prices in certain reference countries. We currently derive the substantial portion of our revenue from U.S. sales, and any requirement to pay additional rebates in the U.S. to match international reference prices would impact our overall net revenue.
MFN pricing models in the U.S. could also affect our international pricing strategy and future decisions on reimbursement and commercialization in certain jurisdictions. If our U.S. pricing becomes tied to international reference prices, we may face decisions regarding pricing in foreign markets that could result in reduced patient access internationally, affect our relationships with foreign regulatory authorities and payers, or impact our ability to obtain or maintain reimbursement approvals in ex-U.S. markets.

These reforms remain subject to change, potential legal challenges, or expansion through additional rulemaking or sub regulatory guidance, creating uncertainty for our overall pricing strategy. It remains to be seen whether and how these drug pricing initiatives will apply to our products, how they will affect the broader pharmaceutical industry, and whether similar reform measures may be adopted in the future.
The approval processes of regulatory authorities in the U.S., China, Europe and other comparable regulatory authorities are lengthy, time consuming, costly, and inherently unpredictable. If we experience delays or are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
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
Regulatory authorities outside of the U.S., such as the NMPA, European Medicines Agency (“EMA”) and Medicines and Healthcare products Regulatory Agency (“MHRA”), also have requirements for approval of medicines for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements, approval processes and review periods can vary from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Seeking regulatory approvals outside of the U.S. could require additional nonclinical studies or clinical trials, which could be costly and time consuming. For all of these reasons, we may not obtain regulatory approvals on a timely basis, if at all.
The processes required to obtain approval by the FDA, NMPA, EMA, MHRA and other comparable regulatory authorities are complex, costly, unpredictable and typically take many years following the commencement of preclinical studies and clinical trials and depend on numerous factors, including the substantial discretion of the regulatory authorities. Regulatory approval is never guaranteed. Furthermore, we have limited experience in obtaining regulatory approvals for our drug candidates, including preparing the required materials for regulatory submission and navigating the regulatory approval process. As a result, our ability to successfully obtain regulatory approval for our drug candidates may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in obtaining regulatory approvals.
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
We are currently conducting and may in the future conduct clinical trials for our drug candidates outside the U.S., including in China. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (“GCP”) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an on-site inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in drug candidates that we may develop experiencing development delays or not receiving approval for commercialization in the applicable jurisdictions. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

Our medicines and any future approved drug candidates will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines and drug candidates.
Our medicines and any additional drug candidates that are approved will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-marketing information, including both federal and state requirements in the U.S. and requirements of the NMPA, EMA, MHRA and other comparable regulatory authorities in China, Europe and other regions. As such, we and our collaborators will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. Additionally, to the extent we want to make certain changes to the approved medicines, product labeling, or manufacturing processes, we will need to submit new applications or supplements to regulatory authorities for approval.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA, EMA, MHRA and comparable regulatory authority requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA, BLA or other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business. For example, in 2020, the NMPA suspended the importation, sales and use of ABRAXANE in China previously supplied to us by BMS, and the drug was subsequently recalled by BMS. This suspension was based on inspection findings at BMS’s contract manufacturing facility in the U.S.
The regulatory approvals for our medicines and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the medicine’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the medicine or drug candidate. Failure to exhibit due diligence when conducting post-marketing requirements could result in withdrawal of approval for products. The FDA, NMPA, EMA, MHRA or comparable regulatory authorities may also require a Risk Evaluation Mitigation Strategy (“REMS”) program or comparable program as a condition of approval of our drug candidates or following approval. In addition, if the FDA, NMPA, EMA, MHRA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and GCP for any clinical trials that we conduct post-approval.
The FDA, NMPA, EMA, MHRA or comparable regulatory authorities may seek to impose a consent decree or withdraw marketing approval if compliance with regulatory requirements is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our medicines or drug candidates or with our drug’s manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-marketing studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of our medicines, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, untitled or warning letters, or holds on clinical trials;
•refusal by the FDA, NMPA, EMA, MHRA or comparable regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals or withdrawal of approvals;
•product seizure or detention, or refusal to permit the import or export of our medicines and drug candidates; and
•injunctions or the imposition of civil or criminal penalties.

The FDA, NMPA, EMA, MHRA and other regulatory authorities strictly regulate the marketing, labeling, advertising and promotion of products that are placed on the market. For example, in September 2025, the FDA and HHS announced reforms to limit the use of misleading direct-to-consumer pharmaceutical advertisements and increased enforcement activity, including through the issuance of dozens of publicly-posted untitled and warning letters, regarding direct-to-consumer advertising. Subsequently, in December 2025 and January 2026, we received untitled letters from the FDA relating to certain promotional communications relating to BRUKINSA® and TEVIMBRA®. We submitted responses to the FDA regarding the untitled letters. Drugs may be promoted only for their approved indications and for use in accordance with the provisions of the approved label. The FDA, NMPA, EMA, MHRA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, NMPA, EMA, MHRA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad, particularly in China, where the regulatory environment is constantly evolving. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.
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
In the U.S., China, Europe and some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our medicines and any drug candidates for which we obtain regulatory approval. For example, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our medicines and drug candidates. For additional information, please see the section of this Annual Report titled “Part I – Item 1 – Business – Government Regulation – U.S. Regulation – Healthcare Reform.”
In addition, in July 2025, the OBBBA was signed into law. This legislation reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, and, to the extent the OBBBA reduces the number of enrollees in federal healthcare programs and covered services, our business could be adversely impacted.
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

In addition, proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, the FDA works with states and Indian Tribes that propose to develop importation programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. In January 2024, the FDA issued to Florida the first approval for a state importation plan and several states have pending applications with the FDA. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved medicine. For additional information, please see the section of this Annual Report titled “Part I—Item 1—Business—Government Regulation—U.S. Regulation—Healthcare Reform.”
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, with exceptions in 2025 and periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of December 31, 2025, we had an accumulated deficit of $8.3 billion. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
Although we have achieved positive GAAP operating income and net income for full year 2025 as product sales growth exceeded expense growth, we may incur losses in the future. We expect expenses to continue to increase as we continue to expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, commercialize our medicines and launch new medicines, if approved, maintain and expand regulatory approvals, contribute up to $1.25 billion to the global development of a portfolio of Amgen pipeline assets under our collaboration agreement, and commercialize the medicines that we have in-licensed. In addition, we will continue to incur costs associated with operating as a public company. The size of any future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing our approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If we fail to achieve market acceptance for our medicines or if promising drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may not be profitable in future periods. To the extent we achieve profitability in any future periods, we may not be able to sustain profitability in subsequent periods. Our failure to sustain profitability would decrease the value of our company and could impair our ability to raise capital, maintain our research, development, manufacturing and commercialization efforts, expand our business or continue our operations.

We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development of our drug candidates or achieve profitability.
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities provided $1.1 billion, and used $0.1 billion and $1.2 billion of net cash during the years ended December 31, 2025, 2024 and 2023, respectively. We recorded positive net cash flows from operating activities in 2025 and negative net cash flows from operating activities in 2024 and 2023 primarily due to our net income of $0.3 billion, and net losses of $0.6 billion and $0.9 billion, respectively. We cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
Since September 2017, we have generated revenues from the sale of medicines in China licensed from BMS, and since the fourth quarter of 2019, we have generated revenues from our internally developed medicines. These revenues may not be sufficient to support our operations. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that we have sufficient cash and cash equivalents to meet our projected operating requirements for at least the next 12 months. However, our existing cash and cash equivalents and potential future short-term investments may not be sufficient to enable us to complete all global development or launch all of our current medicines and drug candidates for the currently anticipated indications and to invest in additional programs. Accordingly, we may require further funding through public or private offerings, debt financing, collaboration and licensing arrangements or other sources, and our ability to obtain additional financing may be subject to shareholder approval requirements or other regulatory approvals and requirements.
We have indebtedness outstanding and may incur additional short-term and long-term debt in the future. In November 2025, we and certain of our subsidiaries, as guarantors, entered into the Facilities Agreement with Hongkong and Shanghai Banking Corporation Limited and certain financial institutions, as lenders (the “Facilities Agreement”). Our current debt also contains numerous financial and non-financial covenants, some of which include cross-default provisions that could require acceleration of repayment of loans in the event of default. Any acceleration may impact the Company’s ability to refinance debt obligations if an event of default occurs.
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

As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. As of December 31, 2025, we had approximately $2.4 billion invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had no short-term investments, cash and cash equivalents of $4.5 billion and restricted cash of $62.1 million as of December 31, 2025, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of December 31, 2025, we held no short-term investments. To the extent we invest in U.S. Treasury securities as short-term investments in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
When a generic drug company files an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval to market a generic version of any of our products before the expiration of Orange Book listed patents (“OB Patents”) covering such products, this will most likely trigger ANDA litigation. For example, on February 25, 2026, our subsidiaries, BeOne Medicines USA, Inc. and BeOne Medicines I GmbH, filed a patent infringement suit against Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited (collectively, “Zydus”) in the U.S. District Court for the District of New Jersey, in response to Zydus’s notice informing its filing of an ANDA with the FDA in connection with BRUKINSA® (zanubrutinib) tablets. For additional information on this litigation, please see “Legal Proceedings.” The success of ANDA litigation depends on the strength of the OB Patents and our ability to prove infringement. The outcome of ANDA litigation is inherently uncertain and may result in potential loss of market exclusivity for our product which may have a significant financial impact on product revenue.
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
We respect third parties’ valid intellectual property rights and diligently manage any freedom to operate risks associated with our medicines and drug candidates. Nevertheless, we bear the risk that we may be sued by third parties for patent infringement. We are aware of numerous issued patents and pending patent applications belonging to third parties that exist in fields of our medicines and drug candidates. There may also be third-party patents or patent applications of which we are currently unaware, and given the dynamic area in which we operate, additional patents are likely to be issued that relate to aspects of our business. There is a substantial amount of litigation and other claims and proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. Our medicines and drug candidates have and may in the future, given rise to claims of infringement of the patent rights of others, and defense of these claims, regardless of their merit, could involve substantial litigation expense and divert our technical personnel, management personnel, or both from their normal responsibilities.

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
At the beginning of 2025, we had approximately 11,000 employees, and we ended the year with nearly 12,000 employees, an increase of approximately 9%. As of the date of this Annual Report, we had nearly 12,000 employees worldwide. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the U.S., China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating additional employees; managing the growth in our research, clinical operations, commercial, and supporting functions; and improving our operational, financial and management controls, reporting systems and procedures. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
Regulatory authorities around the world have implemented industry-specific laws and regulations that affect the collection and transfer of personal data. For example, in China, the Regulation on the Administration of Human Genetic Resources (“HGR” and, such regulation, the “HGR Regulation”) applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such materials to non-PRC parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by non-PRC entities and individuals from sampling or biobanking any China HGR in China and requires approval for the sampling of certain HGR and biobanking of all HGR by Chinese parties. Approval for any export or cross-border transfer of HGR material is required, and transfer of China HGR data by Chinese parties to non-PRC parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that non-PRC parties ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. The Implementing Rules for the HGR Regulation and additional issued guidance has clarified many areas of the HGR Regulation. For information about applications under the HGR Regulation for clinical studies in China that may affect the Amgen collaboration, see the risk factor titled “If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.”

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
Despite the implementation of security measures, our information technology systems and those of our contractors and collaborators, are vulnerable to damage from internal or external events, such as cyberattacks, computer viruses, unauthorized access to systems and data, malicious internet-based activity, online and offline fraud, wrongful conduct by insider employees and vendors, denial-of-service attacks, ransomware attacks, business email compromises, social engineering (including phishing attacks), computer malware, malicious codes, wrongful intrusions, and other similar activities, as well as natural disasters, terrorism, war, and telecommunication and electrical failures, which can compromise the confidentiality, integrity and availability of the systems. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, and now include potential attacks enhanced or facilitated by artificial intelligence.
In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, banking information of our vendors, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by widespread adoption of artificial intelligence impacting the attack surfaces targeted by threat actors or by other events such as computer hacking, phishing attacks, ransomware, business email compromises, social engineering (including phishing attacks), dissemination of computer viruses, worms and other destructive or disruptive software, denial-of-service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could cause loss of data, damage to systems and data and leave us unable to utilize key business systems or access important data needed to operate our business. Like other companies in our industry, we, and our contractors and collaborators, have experienced and will continue to experience cybersecurity threats and incidents relating to our information technology systems and infrastructure, including malicious codes and viruses, phishing, email compromise attacks, ransomware, or other cyber-attacks. Such threats could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information and expose our confidential data. If a material cyber incident or data breach were to occur and cause interruptions in our operations, it could result in a material disruption of our research, development, manufacturing, regulatory and commercialization efforts and our business operations. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues.

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
The increasing use of artificial intelligence-based software (including machine learning) and social media platforms may result in reputational harm or liability or could otherwise adversely affect our business.
The use of artificial intelligence-based software is increasingly being used in the biopharmaceutical and global healthcare industries. As with many developing technologies, artificial intelligence-based software presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. Algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that artificial intelligence applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Furthermore, use of artificial intelligence-based software may lead to the inadvertent release, disclosure, or compromise of confidential information or other proprietary intellectual property through the use of generative artificial intelligence tools, or other cybersecurity incidents which may impact our ability to realize the benefit of our intellectual property.

A growing number of laws and regulations are being adopted which focus on enforcement efforts surrounding artificial intelligence and the use of such technologies in compliance with ethical standards and societal expectations. For example, the EU’s Artificial Intelligence Act imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages ethical principles in the development and use of these systems. Likewise, in the U.S., dozens of states have passed laws to regulate various uses and applications of artificial intelligence, including addressing deployment of artificial intelligence in healthcare settings. At the federal level, the FDA has advanced guidance and proposed frameworks for regulating AI in drug discovery, marketing submissions, and medical device development. At the same time, the Trump administration has endorsed a federal moratorium on enforcement of certain state-level AI regulation, including through a December 11, 2025 Executive Order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork that may be litigated in state and federal courts. We currently use systems that incorporate artificial intelligence, and if we develop or continue to use artificial intelligence systems governed by these laws or regulations, we will need to apply significant resources to design, develop, test and maintain such systems in accordance with applicable law and regulation, with the potential for significant enforcement or litigation in the event of any perceived non-compliance or is use of such technologies results in harms or other causes of actions we did not predict.
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
In the U.S., Europe, China, and many other jurisdictions where we operate, we are subject to laws and regulations that address privacy, personal information protection, use of artificial intelligence-based software and data security. Numerous laws and regulations, including, without limitation, privacy laws (such as the European Union’s General Data Protection Regulation (“GDPR”) or similar laws), security breach notification laws (such as China’s Measures on National Cybersecurity Incident Reporting), health information privacy laws (such as the United States’ Health Insurance Portability and Accountability Act (“HIPAA”)), and consumer protection laws (such as the United States’ Federal Trade Commission’s unfair or deceptive practices rules, or California’s Consumer Privacy Act), govern the collection, use, disclosure and protection of health-related and other personal information. A subset of these laws also have strict requirements governing the cross-border transfer of, or access to, personal information (see the risk factor titled “Compliance with the Data Security Law of the People’s Republic of China (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the People’s Republic of China (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.”).

The legal and regulatory landscape around data privacy is rapidly changing with countries, states and other localities passing new laws and regulations every year. For example, in the U.S., in early 2025, the U.S. Department of Justice (“the DOJ”) issued a January 8, 2025 rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” to prohibit certain transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong and Macau), Cuba, Iran, North Korea, Russia, and Venezuela. For instance, the DOJ’s regulations prohibit transactions involving human genomic data and biospecimens of more than 100 U.S. individuals, except where necessary for specified exempt activities, such as for regulatory approvals, clinical investigations in support of FDA applications, and post-marketing surveillance. Additionally, numerous U.S. states now have passed or proposed privacy laws that add complexity, variation in requirements, restrictions and potential legal risk requiring additional investment of resources in compliance programs. For example, state laws regulating consumer personal information may impact clinical trial recruitment, marketing, and other activities, and state laws regulating health and genetic information may restrict access to data from outside the U.S. and our ability to collaborate with certain institutions. For example, Texas passed the Texas Genomic Act of 2025, which regulates access by “Foreign adversaries” to genomic data or biosamples collected in Texas and forbids use of genetic sequencers or associated software made or developed by Foreign Adversaries. Tracking and complying with these laws and regulations requires significant time and expenses and could materially affect our business. By way of example and without limitation, these laws may require updating of contracts, informed consent forms, clinical trial protocols and privacy notices; changes to company procedures and corporate structures; limiting what personal information we collect, who has access to it and how/where we use it; performing internal assessments; changes to the security and hosting solution of our systems; changes to vendors and other third parties that we work with; specific reporting and remediation efforts in the event of a data breach; and even opening our business up for external assessments by government bodies.
Given the variability and evolving state of these laws, we face uncertainty as to the exact interpretation of the new requirements, and we may face challenges in implementing all measures required by regulators or courts in their interpretation. Despite our best efforts and those of our outside counsel, regulators and courts may disagree with our interpretation of the regulations, which may impact how we operate and result in penalties being imposed on us. Additionally, we may experience a reportable data breach (see the risk factor titled “Our information technology systems, or those used by our contractors or collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization efforts.”). Any failure or perceived failure by us to comply with applicable laws and regulations could subject us to significant administrative, civil or criminal fines or other penalties and negatively impact our reputation and our ability to participate in certain government-supported programs. For severe violations, in some countries these laws even allow courts and government agencies to delay or halt transfer of personal information, require deletion of personal information, or even order we stop collection, use or other processing of personal information in that country. All of these could materially harm our business, prospects, and financial condition or even disrupt our operations.
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

The Cyber Security Law, which was amended effective January 1, 2026, requires companies to take certain organizational, technical and administrative measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt a multi-level protection scheme (“MLPS”), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities’ operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong, from the lowest Level 1 to the highest Level 5, pursuant to a series of national standards on the grading and implementation of the classified protection of cybersecurity. The grading result will determine the set of security protection obligations that entities must comply with and when relevant government authority examination and approval is required.
Under the Cyber Security Law and Data Security Law, we are required to establish and maintain a comprehensive data and network security management system that will enable us to monitor and respond appropriately to data security and network security risks. We are obligated to notify affected individuals and appropriate Chinese regulators of, and respond to, any data security and network security incidents. Chinese authorities have issued guidance, regulations, and amendments that continue to evolve the required standard of security and potential liabilities for violations. For example, the Network Data Security Management Regulations which became effective in January 2025, impose detailed and prescriptive requirements for protecting network security. In addition, the Administrative Measures on National Cybersecurity Incident Reporting which became effective in November 2025, define the levels of cybersecurity incidents and the corresponding reporting requirements. Establishing and maintaining such systems takes substantial time, effort and cost, and we may not be able to establish and maintain such systems as fully as needed to ensure compliance with our legal obligations. Despite our investment, such systems may not adequately protect us or enable us to appropriately respond to or mitigate all data security and network security risks or incidents we may face.
Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the non-PRC authorities’ requirements and may be unable to share information outside of China which may disrupt the operation of our business. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China. PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. The Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines, suspension of relevant business, and revocation of business permits or licenses. Moreover, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission (effective September 2022) and the Provisions on Promoting and Standardizing Cross-Border Data Flows (effective March 2024), as well as further question-and-answer guidance issued in April and May 2025 which provide certain clarification and relaxation to the compliance mechanisms for cross-border transfer of personal information, and provide several exemptions from undergoing security assessment, obtaining personal information protection certification, or entering into prescribed agreement for cross-border transfer of personal information for businesses. The provisions also explicitly state that data processors are not required to conduct data security assessment for cross-border important data transfers if the concerning data has not been notified or published as important data by relevant departments or regions. According to these measures, personal data processors are subject to security assessment prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure; (iii) non-sensitive personal data of more than 1 million persons or sensitive personal data of more than 10,000 persons transferred overseas since January 1 of the current year; or (iv) other circumstances as requested by the CAC. Though these measures have already taken effect, substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.

The CAC has taken action against several Chinese internet companies listed on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law of the People’s Republic of China (the “National Security Law”), the Cyber Security Law and the Cybersecurity Review Measures. Effective as of February 2022, the CAC, together with 12 other PRC governmental authorities, promulgated the Revised Cybersecurity Review Measures, pursuant to which critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. The relevant competent governmental authorities may also initiate a cybersecurity review against the relevant operators if the authorities believe that the network product or service or data processing activities of such operators affect or may affect national security. The CAC has also issued new and updated regulatory measures focused on data security and cross-border data flows, and increased its enforcement activity. We expect the CAC and additional Chinese regulators to maintain a high level of scrutiny in the data security, cross-border data transfer and artificial intelligence space. There are still uncertainties as to the exact scope of network product or service or data processing activities that will or may affect national security, and the PRC government authorities may have discretion in the interpretation and enforcement of these measures.
Additionally, the State Council published the Administrative Regulations on Cyber Data Security (“Cyber Data Security Regulations”, effective January 1, 2025), pursuant to which data processors are required to identify and report important data. Important data processors shall further adopt specific measures to secure the important data, such as designing the personnel and management institution responsible for the network data security, conducting risk assessment for the sharing, entrusted processing and joint processing of important data, and submit the annual risk assessment reports to competent authorities. Furthermore, data processors shall be subject to national security review if their cyber data processing activities affect or may affect national security. Certain industry-specific laws and regulations may also affect our collection and transfer of data. For example, the HGR Regulation and the Biosecurity Law of the PRC stipulate that foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals are forbidden to collect, preserve and export China’s human genetic resources.
There remain uncertainties as to how widespread the cybersecurity or national security review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and our business in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and the imposition of any such penalties on our business could cause a material adverse effect on our business, financial condition, results of operations, prospects and the trading price of our ordinary shares, ADSs and RMB Shares, and could lead to our delisting from Nasdaq. As of the date of this Annual Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor” requiring us to go through the cybersecurity review procedures pursuant to the Revised Cybersecurity Review Measures or national security review under the Cyber Data Security Regulations. However, there remains uncertainty as to how the regulations if enacted as currently proposed, will be interpreted or implemented and whether the Chinese regulatory authorities will adopt additional regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised Cybersecurity Review Measures, the Cyber Data Security Regulations or other laws and regulations related to privacy, data protection and information security.
Additionally, the Standing Committee of the National People’s Congress of the PRC promulgated the PIPL, which expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The PIPL also provides that critical information infrastructure operators and personal information processing entities that process personal information meeting a volume threshold are also required to store in China personal information generated or collected in China, and to pass a security assessment for any export of such personal information. In February 2025, the CAC finalized the Administrative Measures on Personal Information Protection Compliance Audit, which specifies the requirements on companies to implement and conduct the compliance audit under the PIPL. Lastly, the PIPL contains proposals for significant fines for serious violations of up to RMB50 million, or 5% of annual revenues from the prior year, and penalties, including that companies found to have violated the PIPL may be ordered to suspend any related activity.

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
If we or the parties on whom we rely fail to maintain the necessary licenses for the development, manufacture, sale and distribution of our products, our ability to conduct our business could be materially impaired.
We are required to obtain, maintain and renew various permits, licenses and certificates to develop, manufacture, promote and sell our products. Third parties, such as distributors, third-party promoters and third-party manufacturers, on whom we may rely to develop, manufacture, promote, sell and distribute our products may be subject to similar requirements. We and third parties on whom we rely may be also subject to regular inspections, examinations, inquiries or audits by the regulatory authorities, and an adverse outcome of such inspections, examinations, inquiries or audits may result in the loss or non-renewal of the relevant permits, licenses and certificates. Moreover, the criteria used in reviewing applications for, or renewals of, permits, licenses and certificates may change from time to time, and there can be no assurance that we or the parties on whom we rely will be able to meet new criteria that may be imposed to obtain or renew the necessary permits, licenses and certificates. Many of such permits, licenses and certificates are material to the operation of our business, and if we or the parties on whom we rely fail to maintain or renew material permits, licenses and certificates, our ability to conduct our business could be materially impaired. Furthermore, if the interpretation or implementation of existing laws and regulations change, or new regulations come into effect, requiring us or the parties on whom we rely to obtain any additional permits, licenses or certificates that were previously not required to operate our business, there can be no assurance that we or the parties on whom we rely will successfully obtain such permits, licenses or certificates.
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
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, such as occurred in October 2025, or if staffing changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Without appropriation of necessary funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies. In addition, U.S. state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.
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
The physical impacts of climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Furthermore, related environmental regulation as a response to climate change could result in additional costs in the form of taxes and investments of capital to maintain compliance with such laws. We bear losses incurred as a result of, for example, physical damage to or destruction of our facilities, loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change, which could materially adversely affect our business operations, financial position or results of operation.

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
The nature of our international operations subjects us to local, state, regional and national tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. For example, along with other recent U.S. federal tax reforms, the IRA and recently-enacted OBBBA have resulted in significant changes to the taxation of business entities including, among other changes, the imposition of a minimum tax on the book income of certain large corporations, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. Additionally, tax rules governing cross-border activities are continually subject to modification intended to address concerns over base erosion and profit shifting (“BEPS”) and other perceived international tax avoidance techniques as a result of both coordinated actions by governments, such as the OECD/G20 Inclusive Framework on BEPS, and unilateral measures designed by individual countries.

In addition, we evaluate our deferred income tax assets and record a valuation allowance if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. The assessment of the appropriate amount of a valuation allowance against the deferred tax assets is dependent upon several factors, including estimates of the realization of deferred income tax assets, which realization will be primarily based on future taxable income, including the reversal of existing taxable temporary differences. Given our recent history of earnings, our management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held will be reversed. We will continue to monitor the likelihood of a reversal, and the exact timing and amount of a valuation allowance release are subject to change based on the level of profitability that we actually achieve. Moreover, if actual results differ significantly from these estimates of future taxable income, we may need to maintain the valuation allowance for all or a significant portion of our deferred tax assets. Changes in the amount of any valuation allowance could materially increase or decrease our provision for income taxes in a given period.
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
Restrictive covenants in our facilities agreements may limit our ability to respond to changes in market conditions or pursue business opportunities.
The Facilities Agreement and our other facilities agreements contain restrictive covenants that, among other things, limit certain activities or actions, including incurring additional indebtedness or liens, dispositions of assets, making certain fundamental changes, entering into restrictive agreements, making certain investments, entering into certain joint ventures, making certain loans, advances, guarantees or acquisitions, prepaying certain indebtedness, paying dividends or making certain other distributions or redemptions/repurchases on certain equity interests, and engaging in transactions with affiliates or amending certain material documents. As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.
In addition, the Facilities Agreement and our other facilities agreements require us to maintain certain financial ratios and to make certain required payments of principal, premium, if any, and interest. If we fail to comply with these provisions or other financial and operating covenants in such agreements, we could be in default under the terms of such agreements. In the event of such default and we were unable to cure such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and the lenders thereunder could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets. If any of these events occurred, then our business, operating results and financial condition could be materially and adversely affected.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.
Our ability to make scheduled payments on or to refinance our indebtedness obligations depends on our financial condition and operating performance, which are subject to financial, macroeconomic, competitive and other factors, some of which may be beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and R&D expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Also, we may not be able to consummate dispositions at such time on terms acceptable to us or at all, and the proceeds of any such dispositions may not be adequate to meet such debt service obligations. Furthermore, any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. In addition, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives. For example, the Facilities Agreement may restrict our ability to dispose of assets under certain circumstances and our use of the proceeds from such disposition. Our inability to generate sufficient cash flows to satisfy our debt obligations, and resulting actions we may be forced to take or restricted from taking pursuant to our debt instruments, would have a material adverse effect on our business, results of operations, financial condition and prospects.
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
In January 2023, the National Development and Reform Commission (the “NDRC”) promulgated the Administrative Measures for Examination and Registration of Medium and Long-term Foreign Debts of Enterprises (the “Foreign Debts Measures”), which became effective as of February 10, 2023. According to the Foreign Debts Measures, overseas enterprises that have material business operations in Chinese mainland may be required to complete applications for registration of foreign debts with the NDRC prior to the borrowing of foreign debts with a term of over one year. If any of our debt financing is subject to the Foreign Debt Measures and we fail to successfully complete such registrations or obtain approval from the NDRC in a timely manner or at all, we may need to seek alternative, shorter-term financing, and our ability to finance strategic transactions may be limited, which could adversely affect our business.

Currently, these statements and regulatory actions have had no impact on our daily business operations or our ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. However, it is highly uncertain how the legislative or administrative agencies will further interpret, modify or implement such laws and regulations, or if they will promulgate any new laws or regulations, and their potential impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S., Hong Kong or other stock exchanges, and our ability to incur debt. There are still substantial uncertainties as to how PRC governmental authorities will regulate overseas listing in practice and whether we are required to obtain any specific regulatory approvals from PRC governmental authorities for our offshore offerings. If PRC regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our future offshore offerings, we may be unable to obtain such approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, implementation of industry-wide regulations directly targeting our operations could cause the value of our securities to significantly decline. Therefore, investors of our company face potential uncertainty from actions taken by the government authorities affecting our business. Any intervention by the PRC government in our operations could undermine our business plan and cause the value of an investment in the Company to significantly decline or become worthless.
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
We are a holding company incorporated in Switzerland, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of December 31, 2025, these restricted assets totaled $2.0 billion.
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

Chinese authorities have become increasingly active in enforcing laws affecting the pharmaceutical industry. Specifically, Chinese authorities have recently increased anti-bribery efforts to address improper payments and other benefits received by physicians, staff and hospital administrators in connection with the sales, marketing and purchase of pharmaceutical products. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. Reports of what have come to be viewed as significant quality-control failures by Chinese vaccine manufacturers have led to enforcement actions against officials responsible for implementing national reforms favorable to innovative drugs (such as ours). This macro-industry event could cause state or private resources to be diverted away from fostering innovation and be redirected toward regulatory enforcement, which could adversely affect our research, development, manufacturing and commercialization activities and increase our compliance costs.
Risks Related to Our Ordinary Shares, ADSs, and RMB Shares
The trading prices of our ordinary shares, ADSs, and/or RMB Shares can be volatile, which could result in substantial losses to you.
The trading price of our ordinary shares, ADSs, and/or RMB Shares can be volatile and fluctuate widely in response to a variety of factors, many of which are beyond our control, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional medicines or drug candidates; variations in the level of expenses related to our existing medicines and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; the performance and fluctuation of the market prices of other companies with significant business operations in China that have listed their securities in Hong Kong, Shanghai or the U.S.; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst or investor expectations, the risk of which is enhanced because it is our policy not to give guidance on results of operations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business, our competitors or our industry; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares, ADSs or RMB Shares; sales or perceived potential sales of additional ordinary shares, ADSs or RMB Shares by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the U.S., Hong Kong or Shanghai equity markets; changes in accounting principles; trade disputes or U.S.-China government relations; and changes or developments in the U.S., PRC, the EU or global regulatory environment.
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
As of February 13, 2026, 1,442,259,810 ordinary shares, par value $0.0001 per share, were outstanding, of which 714,971,127 ordinary shares were held in the form of 54,997,779 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Even if our board of directors decides to propose to shareholders to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend, among other things, on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual and regulatory restrictions, and other factors deemed relevant by our board of directors. In addition, payment of future dividends, if any, is subject to certain limitations pursuant to Swiss law or by our Swiss articles of association (as may be amended from time to time) (the “Swiss Articles”). Accordingly, the return on your investment in our ordinary shares, ADSs and/or RMB Shares will likely depend entirely upon any future price appreciation of our ordinary shares, ADSs and/or RMB Shares. There is no guarantee that our ordinary shares, ADSs and/or RMB Shares will appreciate in value or even maintain the price at which you purchased our ordinary shares, ADSs and/or RMB Shares. You may not realize a return on your investment in our ordinary shares, ADSs and/or RMB Shares and you may even lose your entire investment in our ordinary shares, ADSs and/or RMB Shares.
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
As we are now a Swiss company, our shareholders have broader rights in certain aspects than they would have under Hong Kong law, Chinese law, U.S. law, or previously applicable Cayman Islands law. While these enhanced rights offer increased shareholder participation, our flexibility to swiftly implement certain initiatives or strategies may be limited, and situations may arise where greater flexibility could otherwise provide meaningful benefits to our shareholders.
We are now a corporation (Aktiengesellschaft) organized under Swiss law. Our corporate affairs are governed by Swiss Articles, our organizational regulations (as may be amended from time to time), and the laws of Switzerland, in particular the Swiss Code of Obligations (Obligationenrecht).
Under Swiss law, shareholder rights are broader than those under Cayman Islands law previously applicable to us before the Continuation. Swiss law reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, shareholder approval is required for all dividend distributions, subject to the Company having sufficient distributable reserves. The board of directors cannot unilaterally declare dividends, unlike under Hong Kong, Delaware, or Cayman Islands law, which give the board of directors discretion to directly declare dividends, providing more flexibility. Actions for which our shareholders must vote will require that we file a proxy statement with the SEC and convene a shareholders' meeting that could delay the timing to execute such actions.
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
As we are a Swiss company, our shareholders may face difficulties in enforcing their interests.
As we are a Swiss company, our shareholders may not have standing to initiate a derivative action in a Hong Kong, mainland China, or U.S. federal court. As a result, shareholders may be limited in their ability to protect their interests if they are harmed in a manner that would otherwise enable them to sue in a Hong Kong, mainland China, or U.S. federal court.

Some of our directors and executive officers reside outside of Hong Kong and the U.S. and a substantial portion of their assets are located outside of Hong Kong and the U.S. As a result, it may be difficult or impossible for shareholders to bring an action against us or against these individuals in Hong Kong or in the U.S. in the event that shareholders believe that their rights have been infringed under the securities laws of Hong Kong, the U.S. or otherwise. In addition, some of our directors and executive officers reside outside of China. To the extent our directors and executive officers reside outside of China or their assets are located outside of China, it may not be possible for investors to effect service of process upon us or our management domiciled in China. Even if shareholders are successful in bringing an action, the laws of Switzerland and China may render them unable to enforce a judgment against our assets or the assets of our directors and officers. Swiss courts may recognize judgments obtained in the U.S., Hong Kong, or mainland China under certain conditions, but may not fully enforce punitive damages awarded.
The enforceability in Switzerland of a foreign judgment rendered against the Company or our directors and officers is subject to applicable international treaties by which Switzerland is bound and the Swiss Federal Private International Law Act. A foreign judgment may only be enforced in Switzerland if the foreign court had jurisdiction, such judgment became final and non-appealable, the court procedures leading to such judgment following the due process of law (including proper service of process), and such judgment does not violate Swiss legal principles of public policy. We have been advised that the U.S. and Switzerland currently do not have a treaty providing for reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of U.S. jurisdictions, including under U.S. federal securities laws, may not be recognized in Swiss courts as they are contrary to Swiss public policy.
In view of the above, our shareholders may have more difficulty protecting their interests regarding actions taken by management or members of the board of directors, compared to shareholders of a Hong Kong company, a Chinese company, or a U.S. company
Voting rights of our ADS holders are limited by the terms of the deposit agreement. The depositary for the ADSs will give us a discretionary proxy to vote the ordinary shares underlying our ADS holders’ ADSs if they do not vote at shareholders’ meetings, except in limited circumstances, which could adversely affect their interests.
Holders of our ADSs may exercise their voting rights with respect to the ordinary shares underlying their ADSs only in accordance with the provisions of the deposit agreement. Upon receipt of voting instructions from ADS holders in the manner set forth in the deposit agreement, the depositary for the ADSs will endeavor to vote the holder’s underlying ordinary shares in accordance with these instructions. Under the Swiss Articles, the minimum notice period required for convening an annual general meeting or an extraordinary general meeting is 21 calendar days. When a general meeting is convened, ADS holders may not receive sufficient notice of a shareholders’ meeting to permit them to withdraw their ordinary shares to allow them to cast their vote with respect to any specific matter at the meeting. In addition, the depositary and its agents may not be able to send voting instructions to ADS holders or carry out their voting instructions in a timely manner. We will make reasonable efforts to cause the depositary to extend voting rights to our ADS holders in a timely manner, but our ADS holders may not receive the voting materials in time to ensure that they can vote or instruct their agent to vote their shares.
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
Our Swiss Articles include provisions that could limit the ability of others to acquire control of our Company, which could discourage third parties from seeking to obtain control in a tender offer or similar transaction, which may deprive our shareholders of an opportunity to sell their shares, at a premium over prevailing market prices.

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
Our Swiss Articles designate specific courts as the exclusive forum for certain disputes initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers, or other employees.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 37% of our outstanding ordinary shares as of February 13, 2026. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.

We may be a passive foreign investment company in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders.
A non-U.S. corporation will be classified as a “passive foreign investment company” (a “PFIC”) for any taxable year if either (1) 75% or more of its gross income consists of certain types of passive income or (2) 50% or more of the average quarterly value of its assets during such year produce or are held for the production of passive income. Based upon the composition of our income and assets, we believe that we were not a PFIC for the taxable year ended December 31, 2025. Nevertheless, because our PFIC status must be determined annually with respect to each taxable year and will depend on the composition and character of our assets and income, including our use of proceeds from any equity offerings, and the value of our assets (which may be determined, in part, by reference to the market value of our ADSs and ordinary shares, which may be volatile) over the course of such taxable year, we may be a PFIC in any taxable year. The determination of whether we will be or become a PFIC may also depend, in part, on how, and how quickly, we use our liquid assets and the cash raised in equity offerings. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year. In addition, it is possible that the Internal Revenue Service may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming a PFIC in the current or subsequent years.
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
Risks Related to Our Continuation to Switzerland
Your rights as a shareholder changed following the Continuation.
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

As a Swiss corporation, our flexibility will be limited with respect to certain aspects of capital management.
Swiss law regulates a corporation’s ability to hold, purchase or repurchase its own shares. We and our subsidiaries may only purchase or repurchase our own shares (the “treasury shares”) to the extent that sufficient freely available equity is available. The aggregate par value of the treasury shares may not exceed 10% of our stated share capital, unless our shareholders authorize (including through the capital band) our board of directors to purchase or repurchase our registered shares in an amount in excess of 10% and the treasury shares are dedicated for cancellation to effect a capital reduction.
Swiss law allows our shareholders to authorize the board of directors to issue shares without additional shareholder approval, but this authorization is limited to (i) 50% of our stated share capital (among other things, for the issuance of shares in connection with an acquisition or to raise new equity capital, subject to compliance with shareholders’ preemptive rights, unless withdrawn for the reasons specified in the Swiss Articles) (the “capital band”), and (ii) an additional 20% of our stated share capital for the issuance of shares in connection with convertible or similar financial instruments and our equity incentive plans (the “conditional share capital”). The authority of the board of directors to issue shares based on the capital band must be renewed by our shareholders every five years. The Swiss Articles provide for a capital band authorizing the board of directors to issue or increase the nominal value of up to 770,487,949 shares or to cancel or reduce the nominal value of up to 154,097,590 shares up until April 28, 2029. After April 28, 2029, the capital band will only be available to the board of directors for issuance or cancellation of registered shares if a renewed authorization is approved by shareholders.
Additionally, Swiss law grants existing shareholders preemptive rights to subscribe for newly issued shares and advance subscription rights to subscribe for convertible and similar financial instruments. Preemptive rights and advance subscription rights may be limited or withdrawn only for valid reasons. In connection with share issuances based on the capital band and the conditional share capital, the preemptive rights and the advance subscription rights may only be limited or withdrawn for the reasons specified in the Swiss Articles.
In comparison to Cayman Islands law, Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares. Further, Swiss law also reserves for approval by shareholders many corporate actions, including the declaration and approval of dividends under certain circumstances. While we do not believe that the differences between Cayman Islands law and Swiss law relating to our capital management will have an adverse effect on our company, Swiss law requirements may limit our flexibility to swiftly implement certain initiatives or strategies and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.
The Continuation has resulted in and may continue to result in additional direct and indirect costs.
The Continuation has resulted in and may continue to result in additional direct costs. Following the Continuation, we expect to hold a large portion of meetings of our board of directors, management strategy meetings as well as our annual general meetings in Basel. We also plan to continue expanding our physical presence in Switzerland. With that, we will further strengthen our presence in Switzerland. We will incur additional costs and expenses, primarily Swiss tax and professional fees, to comply with Swiss corporate and tax laws. We may continue to experience indirect costs if management and employees’ attention is diverted from our business or if the administrative complexity associated with the new structure leads to increased administrative costs and expenses.
If you fail to make a required tax filing, the Continuation could result in adverse tax consequences for you.
Depending on your circumstances, you may be required to make a filing with the U.S. Internal Revenue Service or your respective tax authority, as a result of the change of our place of incorporation. Failure to make this filing on a timely basis could result in your owing taxes because of the Continuation, even though you will not have realized any income or liquidity as a result of the Continuation. For a more detailed description of the tax consequences associated with the Continuation, see “Proposal No. 1: Approval of the Continuation — Material Tax Considerations — United States Tax Considerations” in the proxy statement/prospectus filed with the SEC on March 10, 2025.

You may be subject to Swiss withholding taxes on the payment of dividends.
Under current Swiss law, distributions made out of capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. We had qualifying capital contribution reserves in the amount of approximately US$11-12 billion available for distribution not subject to Swiss withholding tax as of the effective date of the Continuation. However, there can be no assurances that the Swiss withholding rules will not change in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration. Further, over the long term, the amount of qualifying contribution reserves available may be limited. If we are unable to make a distribution out of qualifying capital contribution reserves, then any dividends paid will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding amount tax must be withheld from the gross dividend distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the U.S. and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (the “U.S.-Swiss Treaty”) may apply for a refund of the tax amount withheld in excess of the U.S.-Swiss Treaty 15% rate (or for a full refund in the case of qualified pension funds, or a refund in excess of the 5% U.S.-Swiss Treaty rate if you are a corporate shareholder that directly holds at least 10% of our share capital). A shareholder domiciled in China that qualifies for benefits under the Agreement between the Government of the People’s Republic of China and the Swiss Federal Council for the Avoidance of Double Taxation with Respect to Taxes on Income and on Capital (the “PRC-Swiss Treaty”) may apply for a refund of the tax amount withheld in excess of the 10% or 5% PRC-Swiss Treaty rate (as applicable). A Hong Kong shareholder that qualifies for benefits under the Agreement between the Government of the Hong Kong Special Administrative Region of the People’s Republic of China and the Swiss Federal Council for the Avoidance of Double Taxation with respect to Taxes on Income (the “Hong Kong-Swiss Treaty”) may apply for a refund of the tax amount withheld in excess of the 10% Hong Kong-Swiss Treaty rate (or a full refund in the case of specific qualified persons, including a pension fund or a corporate shareholder that directly holds at least 10% our share capital). Subject to applicable laws and regulations, this may also apply to other shareholders entitled to a dividend withholding tax rate lower than the Swiss withholding tax rate under tax treaties between the shareholders’ own tax residency jurisdictions and Switzerland. Switzerland currently has concluded more than 100 tax treaties with the same treatment regarding the refund of Swiss withholding taxes.
Under current Swiss law, share repurchases for capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value plus qualifying capital contributions reserves and the repurchase price, irrespective of the shareholder’s tax residency. Share repurchases for purposes other than capital reduction, such as for retention as treasury shares for use in connection with equity incentive plans, convertible debt, similar instruments or acquisitions, will not be subject to the 35% Swiss withholding tax, irrespective of the tax residency of the shareholder, provided the total treasury shares do not exceed 10% or 20% (as applicable) of the share capital. Any portion of the share repurchase price attributable to par value or qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration will not be subject to the 35% Swiss withholding tax. See “Proposal No. 1: Approval of the Continuation — Material Tax Considerations — Taxation of Shareholders Subsequent to the Continuation — Swiss Taxation” in the proxy statement/prospectus filed with the SEC on March 10, 2025.
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
Overview of Cybersecurity Risk Management and Strategy
Our cybersecurity risk identification, assessment and management process is a critical part of our overall enterprise risk management (“ERM”) system. Within our ERM program, we adhere to our Information Security Management System Policy (“ISMS Policy”) which is aimed at providing guidelines to monitor, review and continually improve our Information Security Management System (“ISMS”). Our ISMS is informed by ISO/IEC 27001:2022 standards and is operated based on an action model that identifies information security missions and objectives, including improvement measures to achieve continuous optimization. Our Cybersecurity Incident Response Plan (“CIRP”) is a critical component of our cybersecurity incident identification and management process, which, along with our incident response team, is designed to guide our response to potential cybersecurity incidents effectively and efficiently. Our ISMS Policy, ISMS and CIRP are all internal processes we use to assess, identify and manage material risks from cybersecurity threats.

We also utilize external partnerships to help protect the Company from cybersecurity threats. This combination of people, processes and technology assist us to proactively manage and mitigate threats to our information technology environment. We have controls in place to defend against risks associated with cyber-attacks impacting our operations, compliance and financial reporting objectives. We are externally audited and certified under ISO 27001:2022 and additionally assessed yearly according to National Institute of Standards and Technology (“NIST”) guidelines. Our external partners also evaluate our cybersecurity maturity and coverage as part of their services and keep us informed of emerging global threats.
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
To date, cybersecurity threats have not materially affected us, our business strategy, results of operations or financial condition. Similar to other companies, we and our third-party vendors have and will continue to experience threats to our systems and data.
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
The management team – including our Chief Information Security Officer (“CISO”) – provides reports on a quarterly basis to the Audit Committee which cover cybersecurity and other information technology risks affecting the Company. Such reports are typically provided at an Audit Committee meeting and enable Audit Committee members to ask questions of management and engage in additional discussions in an open forum. The Audit Committee also periodically evaluates our overall cybersecurity strategy.
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
Our Chief Technology Officer (“CTO”), along with our CISO, is responsible for leading the individuals tasked with maintaining our enterprise-wide cyber resilience strategy, policy, standards, architecture, and processes. Our CTO has over thirty years of experience leading technology organizations and managing information security across multiple industries and programs, including SOX 404 compliance, GxP audit and compliance, NIST Cybersecurity Framework assessments, managing incident response and communication with executives and board of directors. Our CISO has over eighteen years of information technology and cybersecurity experience in multiple industries, including building and leading governance, risk, and compliance functions that cover ISO 27001 certified compliance, NIST Cybersecurity Framework assessments, Sarbanes-Oxley (“SOX”) information technology compliance, regional compliances, policy management, information technology risk management, vendor risk management, and security awareness.

Item 2. Properties
We lease all of our facilities, excluding the following owned facilities: our offices and laboratories in Changping, Beijing; our manufacturing facility in Guangzhou, China; our manufacturing facility and CMC laboratories in the Industrial Park of Suzhou; our offices and laboratories in Zhangjiang, Shanghai; our innovation center on “Bio-Island” in Guangzhou; and our manufacturing facility and clinical R&D center at the Princeton Innovation Park in Hopewell, New Jersey. We lease a total of approximately 130,000 square meters of office space at around 51 other locations across the United States, Europe, China, the Middle East and North Africa (MENA), South Africa, and South America, in cities such as Cambridge, Massachusetts, and San Carlos, California in the United States; Beijing, Shanghai, Wuhan, and Chengdu in China; and Basel, Switzerland. These leased spaces are primarily used for our offices and the manufacturing facility in Suzhou, China, under leases with various expiration dates, the latest of which expires in 2031. We consider that our current facilities are suitable and sufficient to meet our requirements. We plan to add new facilities or expand existing ones as we recruit more employees and enter new regions. Moreover, we believe that appropriate additional or substitute space will be available as necessary to support the expansion of our operations.
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
ANDA Litigation
On February 25, 2026, our subsidiaries, BeOne Medicines USA Inc. and BeOne Medicines I GmbH, filed a patent infringement suit under the Hatch-Waxman Act against Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited (collectively, “Zydus”) in the United States District Court for the District of New Jersey. The patent infringement suit is in response to Zydus’ notice to BeOne concerning the filing of an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”), seeking FDA approval to market a generic version of BRUKINSA® (zanubrutinib) tablets along with “Paragraph IV certifications” challenging certain BRUKINSA® Orange Book patents for invalidity and/or non-infringement. According to the notice, Zydus has not challenged BRUKINSA’s composition of matter patent, which remains intact and protects BRUKINSA® from generic competition until its expiration in 2034.
BeOne’s complaint alleges that by filing the ANDA, Zydus infringes certain of BRUKISNA’s Orange Book patents and seeks a permanent injunction to prevent Zydus from commercializing a generic version of BRUKINSA® tablets until the expiration of the asserted patents.
ANDA litigation is common in the U.S. pharmaceutical industry. We may receive additional notices from other generic drug companies and may file additional ANDA lawsuits in the future.
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
Shareholders
As of January 31, 2026, we had approximately 31,846 holders of record of our ordinary shares, 31,697 of which are holders of record of our RMB Shares, and 8 holders of record of our ADSs. These numbers do not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
Dividend Policy
We have never declared or paid any dividends on our ordinary shares or any other securities. We currently intend to retain all available funds and earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. If we pay dividends in the future, in order for us to distribute dividends to our shareholders and holders of ADSs, we may rely to some extent on dividends distributed by our PRC subsidiaries. PRC regulations may restrict the ability of our PRC subsidiaries to pay dividends to us, and such distributions will be subject to PRC withholding tax. In addition, PRC regulations currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits, as determined in accordance with our PRC subsidiaries’ formation and organizational documents and the accounting standards and regulations in the PRC. Subject to applicable law and our articles of association, any future determination to pay dividends must be approved in advance by our shareholders. Our board of directors may propose a dividend to shareholders but cannot itself authorize the dividends. Such recommendation by our board of directors may be based on a number of factors, including our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Performance Comparison Graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph shows the total shareholder return of an investment of $100 in cash at market close on December 31, 2020 through December 31, 2025 for our ADSs, the Nasdaq Composite Index (U.S.), and the Nasdaq Biotechnology Index.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared or paid to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

($ in dollars)	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
BeOne Medicines Ltd.	100.00	104.85	85.12	69.80	71.48	117.58
Nasdaq Composite	100.00	122.18	82.43	119.22	154.48	187.14
Nasdaq Biotechnology	100.00	100.02	89.90	94.03	93.49	124.75

Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.
Recent Sales of Unregistered Securities
Except as previously reported by us on our current report on Form 8-K, we did not sell any securities during the year covered by this Annual Report that were not registered under the Securities Act.

Issuer Purchases of Equity Securities
None.
Taxation
Swiss Taxation
The tax consequences discussed below are not a complete analysis or description of all the possible tax consequences that may be relevant to you. You should consult your own tax advisor in respect of the tax consequences related to receipt, ownership, purchase or sale or other disposition of registered shares and the procedures for claiming a refund of withholding tax.
Swiss Income Tax on Dividends and Similar Distributions
A non-Swiss holder will not be subject to Swiss income taxes on dividend income and similar distributions in respect of registered shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. However, dividends and similar distributions are subject to Swiss withholding tax. See “—Swiss Withholding Tax—Distributions to Shareholders” below.
Swiss Wealth Tax
A non-Swiss holder will not be subject to Swiss wealth taxes unless the holder’s registered shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder.
Swiss Capital Gains Tax upon Disposal of Registered Shares
A non-Swiss holder will not be subject to Swiss income taxes for capital gains unless the holder’s shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder. In such case, the non-Swiss holder is required to recognize capital gains or losses on the sale of such shares, which will be subject to cantonal, communal and federal income tax.
Swiss Withholding Tax—Distributions to Shareholders
A Swiss withholding tax of 35% is due on dividends and similar distributions to our shareholders from BeOne out of available earnings or other non-qualifying reserves for withholding tax purposes, regardless of the place of residency of the shareholder (subject to the exceptions discussed under “—Exemption from Swiss Withholding Tax—Distributions to Shareholders” below). We will be required to withhold at such rate and remit on a net basis any payments made to a holder of registered shares and pay such withheld amounts to the Swiss Federal Tax Administration. See “—Refund of Swiss Withholding Tax on Dividends and Other Distributions” below.
Exemption from Swiss Withholding Tax—Distributions to Shareholders
Distributions to shareholders in relation to a reduction of par value and distributions to shareholders out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration are exempt from the Swiss withholding tax. We expect to pay any distributions out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration for the foreseeable future, and as a result, any such distributions to shareholders will be exempt from the Swiss withholding tax.
Repurchases of Shares
Repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to the 35% Swiss withholding tax. However, for shares repurchased for capital reduction, the portion of the repurchase price attributable to the par value and to the qualifying contribution reserves recognized by the Swiss Federal Tax Administration of the shares repurchased will not be subject to the Swiss withholding tax. We would be required to withhold at such rate the tax from the difference between the repurchase price and the related amount of par value and qualifying contribution reserves. We would be required to remit on a net basis the purchase price with the Swiss withholding tax deducted to a holder of registered shares and pay the withholding tax to the Swiss Federal Tax Administration.
With respect to the refund of Swiss withholding tax from the repurchase of shares, see “—Refund of Swiss Withholding Tax on Dividends and Other Distributions” below.

In many instances, Swiss companies listed on the SIX Swiss Exchange carry out share repurchase programs through a “second trading line” on the SIX Swiss Exchange. Swiss institutional investors (such as Swiss arbitrage banks) typically purchase shares from shareholders on the open market and then sell the shares on the second trading line back to the company. The Swiss institutional investors are generally able to receive a full refund of the withholding tax. Due to, among other things, the time delay between the sale to the company and the institutional investors’ receipt of the refund, the price companies pay to repurchase their shares has historically been slightly higher (but less than 1.0%) than the price of such companies’ shares in ordinary trading on the SIX Swiss Exchange first trading line.
We do not expect to use the SIX Swiss Exchange second trading line process to repurchase our shares because we do not intend to list our shares on the SIX Swiss Exchange. We may, however, follow an alternative process whereby we expect to be able to repurchase our shares in a manner that should allow Swiss institutional market participants selling the shares to us to receive a refund of the Swiss withholding tax and, therefore, accomplish the same purpose as share repurchases on the second trading line at substantially the same cost to us and such market participants as share repurchases on a second trading line.
The repurchase of shares for purposes other than capital reduction, such as to retain as treasury shares for use in connection with long-term incentive plans, convertible debt or other instruments within certain periods, will generally not be subject to Swiss withholding tax.
Refund of Swiss Withholding Tax on Dividends and Other Distributions
The Swiss-U.S. tax treaty provides that U.S. residents eligible for benefits under the treaty can seek a refund of the Swiss withholding tax on dividends for the portion exceeding 15% (leading to a refund of 20%) or a full refund in the case of qualified pension funds.
As a general rule, the refund will be granted under the treaty if the U.S. resident can show evidence of:
•beneficial ownership;
•U.S. residency; and
•meeting the U.S.-Swiss tax treaty’s limitation on benefits requirements.
The claim for refund must be filed with the Swiss Federal Tax Administration (Eigerstrasse 65, 3003 Berne, Switzerland), not later than December 31 of the third year following upon the calendar year in which the dividend payments became due. The relevant Swiss tax form is Form 82C for companies, 82E for other entities and 82I for individuals. These forms can be obtained from any Swiss Consulate General in the United States or from the Swiss Federal Tax Administration at the address mentioned above or online. Each form needs to be filled out in triplicate, with each copy duly completed and signed before a notary public in the United States. You must also include evidence that the withholding tax was withheld at the source.
Swiss Transfer Stamp Tax in Relation to the Transfer of Registered Shares
The purchase or sale of registered shares may be subject to Swiss Transfer Stamp Tax which is due on the transfer of taxable securities (as defined in the Swiss Federal Stamp Tax Act) irrespective of the place of residency of the purchaser or seller if a Swiss or Liechtenstein bank or other Swiss or Liechtenstein securities dealers (as defined in the Swiss Federal Stamp Tax Act of 1973 ) participate to the transaction as contracting parties or as intermediaries. The applicable stamp tax rate is 0.075% for each of the two parties to a transaction (i.e., 0.15% in total) and is calculated based on the purchase price or sale proceeds. If the transaction does not involve cash consideration, the transfer stamp duty is computed on the basis of the market value of the consideration. No Swiss Transfer Stamp Tax will be due if no Swiss or Liechtenstein bank or other Swiss or Liechtenstein securities dealers (as defined in the Swiss Federal Stamp Tax Act) is involved in a purchase or sale.

PRC Taxation
Under the Enterprise Income Tax Law (“EIT Law”), an enterprise established outside the PRC with a “de facto management body” within the PRC is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for PRC enterprise income tax purposes. The implementation rules of the EIT Law define “de facto management body” as a managing body that exercises substantial and overall management and control over the production and operations, personnel, accounting and properties of an enterprise. In addition, the Notice Regarding the Determination of Chinese‑Controlled Offshore Incorporated Enterprise as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies (“Circular 82)”, issued by the State Taxation Administration, which provides guidance on the determination of the tax residence status of a Chinese‑controlled offshore incorporated enterprise, defines Chinese-controlled offshore incorporated enterprise as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although BeOne Medicines Ltd. does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese‑controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in Circular 82 to evaluate the tax residence status of BeOne Medicines Ltd. and its subsidiaries organized outside the PRC.
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
Currently, some of the members of our management team are located in China. However, we do not believe that we meet all of the conditions outlined in the immediately preceding paragraph. BeOne Medicines Ltd. and its offshore subsidiaries are incorporated outside the PRC. As a holding company, our key assets and records, including the resolutions and meeting minutes of our board of directors and the resolutions and meeting minutes of our shareholders, are located and maintained outside the PRC. We are not aware of any offshore holding companies with a corporate structure similar to ours that has been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we believe that BeOne Medicines Ltd. and its offshore subsidiaries should not be treated as a “resident enterprise” for PRC tax purposes if the criteria for “de facto management body” as set forth in Circular 82 were deemed applicable to us. However, as the tax residency status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body” as applicable to our offshore entities, we will continue to monitor our tax status.
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
A discussion of the Company’s financial condition and results of operations for the year ended December 31, 2023 and year-to-year comparisons between 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Non-GAAP Financial Measures
We provide certain financial measures that are not defined under accounting principles generally accepted in the United States of America (“GAAP”), commonly referred to as non-GAAP financial measures, including Adjusted Operating Expenses, Adjusted Income (Loss) from Operations, Adjusted Net Income (Loss), Adjusted Earnings Per Share, Free Cash Flow and certain other non-GAAP measures, each of which include adjustments to GAAP figures. These non-GAAP measures are intended to provide additional information on our operating performance. Adjustments to our GAAP figures exclude, as applicable, non-cash items such as share-based compensation, depreciation and amortization. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. Non-GAAP adjustments are tax effected to the extent there is US GAAP current tax effect. The Company currently records a valuation allowance on its net deferred tax assets, so there is no net impact recorded for deferred tax effects in our tax expense. We maintain an established non-GAAP policy that guides the determination of what items may be excluded in non-GAAP financial measures. We believe that these non-GAAP measures, when considered together with the GAAP figures, can enhance an overall understanding of our operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators BeOne’s management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, GAAP financial measures. The non-GAAP financial measures used by BeOne may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.
Overview
Our fourth quarter and full year results show topline growth and a strong liquidity position to support ongoing operations and strategic priorities. BRUKINSA is the global revenue leader in the BTK inhibitor class and TEVIMBRA continues to gain new indications and expanded reimbursement in multiple markets. Our late-stage hematology assets are approaching commercialization and our solid tumor portfolio continues to deliver encouraging data.
Key highlights for the full year 2025 are as follows:
•Total global revenues of $1.5 billion and $5.3 billion, respectively, in the fourth quarter and full year, increases of 32.8% and 40.2%, respectively, compared to the prior year periods;
•Global BRUKINSA revenues of $1.1 billion and $3.9 billion for the fourth quarter and full year 2025, increases of 38.4% and 48.6%, respectively, compared to the prior year periods; and
•GAAP diluted earnings per American Depositary Share (“ADS”) of $0.58 and $2.53 for the fourth quarter and full year, non-GAAP diluted earnings per ADS of $1.95 and $8.09 for the fourth quarter and full year.
Recent Business Developments
On December 7, 2025, we announced new data on sonrotoclax, a next-generation investigational BCL2 inhibitor, demonstrating meaningful clinical benefit as monotherapy and in combination across B-cell malignancies, and in January 2026, we received the first approval of sonrotoclax for adult patients with relapsed/refractory (“R/R”) mantle cell lymphoma (“MCL”) and R/R chronic lymphocytic leukemia (“CLL”)/small lymphocytic lymphoma (“SLL”).

On November 26, 2025, we announced that the U.S. Food and Drug Administration (“FDA”) accepted and granted Priority Review to a New Drug Application (“NDA”) for sonrotoclax for the treatment of adult patients with R/R MCL, following treatment with a Bruton’s tyrosine kinase (“BTK”) inhibitor.
On November 17, 2025, we announced positive top-line results from the Phase 3 HERIZON-GEA-01 trial evaluating ZIIHERA® (zanidatamab), a HER2-targeted bispecific antibody, in combination with chemotherapy, with or without PD-1 inhibitor TEVIMBRA® (tislelizumab), as first-line treatment for HER2-positive (“HER2+”) locally advanced or metastatic gastroesophageal adenocarcinoma (“GEA”), including cancers of the stomach, gastroesophageal junction, and esophagus.
On November 13, 2025, we entered into the Facilities Agreement (the “Facilities Agreement”) with The Hongkong and Shanghai Banking Corporation Limited (“HSBC”) and certain financial institutions listed in the Facilities Agreement as lenders. The Facilities Agreement provides senior secured financing consisting of a U.S. dollar-denominated, B1 revolving loan facility in an aggregate principal amount of $140 million (the “B1 Revolving Loan Facility”), a U.S. dollar-denominated, B2 term loan facility in an aggregate principal amount of $560 million (the “B2 Term Loan Facility” and, together with the B1 Revolving Loan Facility, the “B Loan Facilities”); and a Renminbi-denominated, A term loan facility in an aggregate principal amount of approximately $300 million (the “A Loan Facility”) (collectively, the “Loan Facilities”). The A Loan Facility matures 36 months after the first utilization date of such facility and, unless extended, the B Loan Facilities mature 24 months after the first utilization date of a B Loan Facility. Subject to certain limitations, the Loan Facilities are secured on a first priority basis granted in favor of HSBC by a security interest in the equity interests of a number of our subsidiaries and security interests in, and mortgage on, our manufacturing and clinical R&D facility in New Jersey. The Facilities Agreement contains certain affirmative and negative covenants, as well as financing covenants applicable to the Loan Facilities. The A Loan Facility is subject to an interest rate equal to the Reference Rate (RMB) (as defined in the Facilities Agreement) plus a margin of 0.65% per annum. The B Loan Facilities are subject to an interest rate equal to the Reference Rate (USD) (as defined in the Facilities Agreement) plus a margin of 2.40% per annum. Subsequently, on December 16, 2025, we utilized a portion of the proceeds from borrowings under the Facilities Agreement to repay in full all outstanding amounts owed under the Company’s Facility Agreement, dated as of December 9, 2024, by and between the Company and China Merchants Bank Co., Ltd. (the “CMB Credit Facility”), and terminated all commitments by the lender to extend further credit under the CMB Credit Facility and all guarantees and security interests granted by the Company to the lender under the CMB Credit Facility.
On August 25, 2025, BeOne Medicines Ltd. entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with Royalty Pharma plc (“Royalty Pharma”), pursuant to which we agreed to sell a significant portion of our rights to royalty payments from Amgen based on annual net revenue from sales outside of China of any and all products that consist of Amgen’s IMDELLTRA®. Under the terms of the Royalty Agreement, we received a non-refundable upfront payment of $885 million upon the closing of the Royalty Agreement, and subsequently exercised our option to sell to Royalty Pharma an additional portion of our rights to royalty payments for approximately $26 million. We will share in a portion of the royalties on annual ex-China net revenue from IMDELLTRA® above $1.5 billion, and will maintain royalty and all other rights to other assets under the terms of the existing collaboration with Amgen, including xaluritamig, a first-in-class STEAP1 x CD3 XmAb currently being studied in patients with metastatic castration-resistant prostate cancer (mCRPC). The upfront payment received from Royalty Pharma is classified as a financing liability according to ASC 470, Debt. The repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period, which is anticipated to extend at least through 2041.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$5,282,061	$3,779,546	$1,502,515	39.8%
Other revenue	60,972	30,695	30,277	98.6%
Total revenues	5,343,033	3,810,241	1,532,792	40.2%
Cost of sales - product	668,540	594,089	74,451	12.5%
Gross profit	4,674,493	3,216,152	1,458,341	45.3%
Operating expenses
Research and development	2,145,868	1,953,295	192,573	9.9%
Selling, general and administrative	2,081,489	1,831,056	250,433	13.7%
Total operating expenses	4,227,357	3,784,351	443,006	11.7%
Income (loss) from operations	447,136	(568,199)	1,015,335	(178.7)%
Interest income	70,505	69,641	864	1.2%
Interest expense	(58,234)	(21,805)	(36,429)	167.1%
Other expense, net	(42,553)	(12,638)	(29,915)	236.7%
Income (loss) before income tax expense	416,854	(533,001)	949,855	(178.2)%
Income tax expense	129,921	111,785	18,136	16.2%
Net income (loss)	$286,933	$(644,786)	$931,719	(144.5)%
Revenue
Total revenue increased by $1.5 billion to $5.3 billion for the year ended December 31, 2025, from $3.8 billion for the year ended December 31, 2024, primarily due to increased sales of BRUKINSA, TEVIMBRA, as well as increased sales of in-licensed products from Amgen.
Net product revenue consisted of the following:

	Year Ended December 31,		Changes
	2025	2024	$	%
	(dollars in thousands)
BRUKINSA®	$3,928,489	$2,644,226	$1,284,263	48.6%
TEVIMBRA®	737,304	620,836	116,468	18.8%
XGEVA®	305,979	224,403	81,576	36.4%
BLINCYTO®	104,224	74,331	29,893	40.2%
KYPROLIS®	74,974	66,171	8,803	13.3%
POBEVCY®	47,400	53,509	(6,109)	(11.4)%
Other	83,691	96,070	(12,379)	(12.9)%
Total product revenue	$5,282,061	$3,779,546	$1,502,515	39.8%
Net product revenue increased for the year ended December 31, 2025, compared to the prior year, primarily due to increased sales of BRUKINSA globally, driven by significant growth in the U.S. and Europe. In addition, product revenues in 2025 were positively impacted by growth from in-licensed products from Amgen and TEVIMBRA.

Global sales of BRUKINSA totaled $3.9 billion for the year ended December 31, 2025, representing a 48.6% increase compared to the prior year. U.S. sales of BRUKINSA totaled $2.8 billion for the year ended December 31, 2025 compared to $2.0 billion in the prior year, representing growth of 45.1%, driven primarily by robust demand growth across all indications and modest benefit due to net pricing. BRUKINSA continues to maintain its leading new patient share across the BTKi class due to its differentiated, best-in-class clinical profile. BRUKINSA sales in the EU totaled $596.4 million for the year ended December 31, 2025, representing growth of 66.2% compared to the prior-year period, driven by continued gains in market share across all major markets, including Germany, Italy, Spain, France and the UK. BRUKINSA sales in China totaled $344.1 million for the year ended December 31, 2025, representing growth of 33.3% compared to the prior year.
Sales of TEVIMBRA totaled $737.3 million for the year ended December 31, 2025, representing a 18.8% increase compared to the prior year.
Other revenue totaled $61.0 million and $30.7 million for the years ended December 31, 2025 and 2024, respectively, primarily related to royalty revenue under the Amgen collaboration and revenue generated under the Novartis broad markets marketing and promotion agreement.
Gross Margin
Gross margin on global product sales increased to $4.6 billion, or 87.3% as a percentage of sales, for the year ended December 31, 2025, compared to $3.2 billion, or 84.3% as a percentage of sales, for the year ended December 31, 2024. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from production productivity improvements resulting in lower costs for both BRUKINSA and TEVIMBRA. These increases were slightly offset by period costs of $33.9 million related to the re-positioning of our manufacturing capacity during 2025. On an adjusted basis, which does not include depreciation and amortization, gross margin as a percentage of product sales increased to 87.8% for the year ended December 31, 2025, from 85.5% in the prior year.
Research and Development Expense
Research and development expense increased by $192.6 million, or 9.9%, to $2.1 billion for the year ended December 31, 2025, from $2.0 billion for the year ended December 31, 2024. The following table summarizes the external cost of development programs, upfront license and development milestone fees, and internal research and development expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Changes
	2025	2024	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$753,868	$539,446	$214,422	39.7%
Upfront license and development milestone fees	709	114,049	(113,340)	(99.4)%
Amgen co-development expenses[1]	104,143	75,165	28,978	38.6%
Total external research and development expenses	858,720	728,660	130,060	17.8%
Internal research and development expenses	1,287,148	1,224,635	62,513	5.1%
Total research and development expenses	$2,145,868	$1,953,295	$192,573	9.9%

Adjusted research and development expense[2]	$1,855,979	$1,668,368	$187,611	11.2%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the year ended December 31, 2025 totaled $205.2 million, of which $104.1 million was recorded as R&D expense. The remaining $101.1 million was recorded as a reduction for the R&D cost share liability.
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
The increase in external research and development expenses for the year ended December 31, 2025 was primarily attributable to an increase in external costs of development programs primarily due to advancing preclinical programs into the clinic and early clinical programs into late stage, including sonrotoclax (BCL2i), as well as higher Amgen co-development expenses offset by lower development upfront and milestone fees.

Internal research and development expense increased $62.5 million, or 5.1%, to $1.3 billion for the year ended December 31, 2025 from $1.2 billion in the prior year, and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities.
Selling, General and Administrative Expense

	Year Ended December 31,		Changes
	2025	2024	$	%
	(dollars in thousands)
Selling, general and administrative expense	$2,081,489	$1,831,056	$250,433	13.7%
Adjusted selling, general and administrative expense[1]	$1,743,118	$1,549,864	$193,254	12.5%
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
Selling, general and administrative expense increased by $250.4 million, or 13.7%, to $2.1 billion for the year ended December 31, 2025, from $1.8 billion for the year ended December 31, 2024. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 39.4% for the year ended December 31, 2025 compared to 48.4% in the prior-year period.
Interest Income
Interest income increased by $0.9 million, or 1.2%, to $70.5 million for the year ended December 31, 2025, compared to $69.6 million for the year ended December 31, 2024. Interest income remained materially consistent, due to lower interest rates earned on our cash and cash equivalents offset by a higher cash and cash equivalents balance.
Interest Expense
Interest expense increased by $36.4 million, or 167.1%, to $58.2 million for the year ended December 31, 2025, compared to $21.8 million for the year ended December 31, 2024. Interest expense increased resulting from interest expense recorded under the effective interest method related to the sale of future royalty liability, higher interest rates on debt balances and lower interest capitalized related to completion of certain phases of our Hopewell facility.
Other Expense, Net
Other expense, net for the year ended December 31, 2025 was $42.6 million, due to impairment losses recognized on our equity investments partially offset by government subsidy income and foreign exchange gains.
Other expense, net for the year ended December 31, 2024 was $12.6 million, due to foreign exchange losses, primarily from holding net monetary assets denominated in the RMB at certain U.S. dollar functional entities, including BeOne Medicines Ltd. (the “Parent Company”), and unrealized losses on equity investments, partially offset by government subsidy income.
Income Tax Expense
Our total income tax expense is substantially equal to our current tax expense and thus does not reflect any deferred tax benefits related to our net deferred tax assets due to the ASC 740, Income Taxes requirement to establish a valuation allowance against all such assets in all jurisdictions, thereby negating the tax benefit in the income statement, due to our three-year cumulative loss position. Our discussion of income tax expense below is thus based on a comparison of our current tax expense in 2025 versus 2024.

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Current tax expense	120,452	85,778	55,185
Net deferred tax benefit	(149,347)	(131,279)	(845,124)
Increase in valuation allowance	158,816	157,286	845,811
Total income tax expense	129,921	111,785	55,872
Income tax expense was $129.9 million ($120.5 million current tax) for the year ended December 31, 2025 compared with $111.8 million ($85.8 million current tax) for the year ended December 31, 2024. The current income tax expense for the year ended December 31, 2025 was primarily attributable to higher currently taxable income primarily in China, Australia, and Italy, that resulted in an increase of $52.6 million offset with lower current tax in the U.S. of $17.9 million. The decrease in the U.S. was driven by positive impacts of OBBBA, while the increase in other jurisdictions’ higher current taxable income was driven by (a) the increase in current year valuation allowances on short-term deferred tax assets that are triggered by our three-year cumulative loss position at a consolidated level, (b) increase in uncertain tax liabilities and (c) return to provision adjustments.
Given the Company’s recent history of earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held will be reversed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves. Prior to reversal, income tax expense should trend with earnings per historical relationship.
On July 4, 2025, the reconciliation bill (H.R. 1), commonly referred to as the OBBBA, was signed into law and includes a broad range of tax reform provisions. The OBBBA allows an elective deduction for domestic research and development expenses and, a reinstatement of elective 100% first-year bonus depreciation effective in tax year 2025, and a more favorable tax rate on foreign-derived deduction eligible income effective in tax year 2026. The impact of certain elective provisions of the OBBBA has been included in the 2025 tax provision, resulting in a reduction of U.S. income tax expense within our consolidated financial statements.

Non-GAAP Reconciliation

	Year Ended December 31,
	2025	2024
	( in thousands, except for per share data)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$668,540	$594,089
Less: Depreciation	13,669	42,707
Less: Amortization of intangibles	10,004	4,729
Less: Other	893	—
Adjusted cost of sales - products	$643,974	$546,653

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$2,145,868	$1,953,295
Less: Share-based compensation expenses	217,440	186,113
Less: Depreciation	72,449	98,814
Adjusted research and development	$1,855,979	$1,668,368

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$2,081,489	$1,831,056
Less: Share-based compensation expenses	292,807	255,680
Less: Depreciation	45,497	25,417
Less: Amortization of intangibles	67	95
Adjusted selling, general and administrative	$1,743,118	$1,549,864

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$4,227,357	$3,784,351
Less: Share-based compensation expenses	510,247	441,793
Less: Depreciation	117,946	124,231
Less: Amortization of intangibles	67	95
Adjusted operating expenses	$3,599,097	$3,218,232

Reconciliation of GAAP to adjusted income (loss) from operations:
GAAP income (loss) from operations	$447,136	$(568,199)
Plus: Share-based compensation expenses	510,247	441,793
Plus: Depreciation	131,615	166,938
Plus: Amortization of intangibles	10,071	4,824
Plus: Other	893	—
Adjusted income from operations	$1,099,962	$45,356

Reconciliation of GAAP to adjusted net income (loss):
GAAP net income (loss)	$286,933	$(644,786)
Plus: Share-based compensation expenses	510,247	441,793
Plus: Depreciation	131,615	166,938
Plus: Amortization of intangibles	10,071	4,824
Plus: Other	893	—
Plus: Impairment of equity investments	75,626	6,838
Plus: Discrete tax items	24,778	18,597
Plus: Income tax effect of non-GAAP adjustments	(122,562)	(49,123)
Adjusted net income (loss)	$917,601	$(54,919)

	Year Ended December 31,
	2025	2024
	( in thousands, except for per share data)
Reconciliation of GAAP to adjusted EPS - basic
GAAP earnings (loss) per share - basic	$0.20	$(0.47)
Plus: Share-based compensation expenses	0.36	0.32
Plus: Depreciation	0.09	0.12
Plus: Amortization of intangibles	0.01	0.00
Plus: Other	0.00	0.00
Plus: Impairment of equity investments	0.05	0.00
Plus: Discrete tax items	0.02	0.01
Plus: Income tax effect of non-GAAP adjustments	(0.09)	(0.04)
Adjusted earnings (loss) per share - basic	$0.65	$(0.04)

Reconciliation of GAAP to adjusted EPS - diluted
GAAP earnings (loss) per share - diluted	$0.19	$(0.47)
Plus: Share-based compensation expenses	0.35	0.32
Plus: Depreciation	0.09	0.12
Plus: Amortization of intangibles	0.01	0.00
Plus: Other	0.00	0.00
Plus: Impairment of equity investments	0.05	0.00
Plus: Discrete tax items	0.02	0.01
Plus: Income tax effect of non-GAAP adjustments	(0.08)	(0.04)
Adjusted earnings (loss) per share - diluted	$0.62	$(0.04)

Reconciliation of GAAP to adjusted earnings (loss) per ADS - basic
GAAP earnings (loss) per ADS - basic	$2.63	$(6.12)
Plus: Share-based compensation expenses	4.68	4.20
Plus: Depreciation	1.21	1.59
Plus: Amortization of intangibles	0.09	0.05
Plus: Other	0.01	0.00
Plus: Impairment of equity investments	0.69	0.06
Plus: Discrete tax items	0.23	0.18
Plus: Income tax effect of non-GAAP adjustments	(1.12)	(0.47)
Adjusted earnings (loss) per ADS - basic	$8.41	$(0.52)

Reconciliation of GAAP to adjusted earnings (loss) per ADS - diluted
GAAP earnings (loss) per ADS - diluted[1]	$2.53	$(6.12)
Plus: Share-based compensation expenses	4.50	4.20
Plus: Depreciation	1.16	1.59
Plus: Amortization of intangibles	0.09	0.05
Plus: Other	0.01	0.00
Plus: Impairment of equity investments	0.67	0.06
Plus: Discrete tax items	0.22	0.18
Plus: Income tax effect of non-GAAP adjustments	(1.08)	(0.47)
Adjusted earnings (loss) per ADS - diluted	$8.09	$(0.52)

	Year Ended December 31,
	2025	2024

Free Cash Flow (Non-GAAP):	(in thousands)
Net cash provided by (used in) operating activities (GAAP)	$1,127,580	$(140,631)
Less: Purchases of property, plant and equipment	(185,839)	(492,663)
Free Cash Flow (Non-GAAP)	$941,741	$(633,294)
Liquidity and Capital Resources
The following table represents our cash and debt balances as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash, cash equivalents and restricted cash	$4,609,647	$2,638,747
Total debt	$1,019,206	$1,018,013
We have generated positive cash flow from operations since the third quarter of 2024. We generated cash flows from operations of $1.1 billion for the year ended December 31, 2025, which is $1.3 billion higher than the year ended December 31, 2024.
Based on our recent and expected performance, we expect that our operating cash flows and existing cash and cash equivalents as of December 31, 2025 will enable us to fund our operating expenses and planned long-term investments for at least the next 12 months after the date that the financial statements included in this report are issued. In 2025 we generated proceeds from long-term debt of $855.0 million which was used to pay off all existing short-term working capital loans, and include certain restrictive covenants as laid out further below with respect to certain coverage ratios and maximum investment amounts. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations as they become due principally in 2027 and 2028.
Facilities Agreement
In November 2025, we entered into a Facilities Agreement (the “Facilities Agreement”) with a syndicate of banks. The Facilities Agreement provides for a $140 million U.S. dollar-denominated, 2-year, B1 revolving credit facility (the “B1 Revolving Loan Facility”), a $560 million U.S. dollar-denominated, 2-year, B2 term loan facility (the “B2 Term Loan Facility” and, together with the B1 Revolving Loan Facility, the “B Loan Facilities”), and a RMB 2.15 billion Renminbi-denominated, or approximately $300 million, 3-year, A term loan facility (the “A Loan Facility”) (collectively, the “Loan Facilities”). Subsequently, we consummated the refinancing of our short-term (1 year tenor) working capital loans of approximately $768 million in aggregate through the proceeds from the B2 Term Loan Facility and A Loan Facility. We paid $23 million in debt issuance costs for the Facilities Agreement from available cash and cash equivalents.
The refinancing extended the maturity of our working capital loans. The A Loan Facility requires repayment of 4% of the aggregate amount outstanding every six months beginning on November 24, 2026, with all remaining principal outstanding due on November 24, 2028. The B2 Term Loan Facility requires repayment of 10% of the aggregate amount outstanding every three months beginning on June 15, 2027, with all remaining principal outstanding due on December 15, 2027, unless the final repayment date is extended.
The A Loan Facility is subject to an interest rate equal to the Reference Rate (RMB) (as defined in the Facilities Agreement) plus a margin of 0.65% per annum. The B Loan Facilities are subject to an interest rate equal to the Reference Rate (USD) (as defined in the Facilities Agreement) plus a margin of 2.40% per annum. In addition to paying interest on the outstanding principal, we are also required to pay a commitment fee of 0.85% on the undrawn and uncancelled amounts under the Loan Facilities.

The Facilities Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Facilities Agreement contains financial covenants applicable to the Loan Facilities, including covenants requiring the maintenance of: (i) a minimum cash interest coverage ratio of not less than 5.00 to 1.00; (ii) a net leverage ratio of not greater than 2.50 to 1.00; (iii) a minimum total consolidated shareholders’ equity of the Group of not less than $2.7 billion; (iv) a minimum cash balance held outside the PRC by the Company and the Guarantors of $500.0 million; (v) a maximum financial indebtedness of the Company and its subsidiaries not to exceed $2.0 billion; and (vi) a maximum financial indebtedness of the Company’s subsidiaries that are incorporated or registered in the PRC not to exceed $500.0 million. We were compliant with the required covenants as of December 31, 2025.
Sale of Future Royalties
The upfront payment from Royalty Pharma of $885 million in the third quarter of 2025 and the subsequent payment of $26 million in the fourth quarter of 2025 increased our cash and cash equivalents through financing cash inflows. However, the repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period; therefore, it has not been included in the total debt balance above, as there is no claim on unrestricted cash. Our classification of the liability between current and non-current is based on our expectations of royalty revenue from Amgen over the next 12 months, which will be paid to Royalty Pharma in accordance with the terms of the Royalty Agreement. Cash inflows from Amgen are classified as operating cash inflows, while the corresponding payments to Royalty Pharma are allocated between interest cash outflows within operating cash flows and a portion to reduce the liability, classified as a financing cash outflow. Pursuant to the Royalty Agreement, in 2025, we paid to Royalty Pharma an aggregate of $9.6 million, of which $5.6 million was allocated as interest expense and recognized within operating cash flows, and $4.0 million was recorded as a reduction to the liability recorded within financing activities. An additional $14.2 million of interest expense was accrued as of December 31, 2025. Any cash received from Amgen but not yet remitted to Royalty Pharma as of the balance sheet date will be reflected as restricted cash in the Consolidated Balance Sheet. There was no such restricted cash as of December 31, 2025.
The following table summarizes our cash and cash equivalent balances, cash flows and unused borrowing capacity available under our Facilities Agreement for the years indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$2,638,747	$3,185,984
Net cash provided by (used in) operating activities	1,127,580	(140,631)
Net cash used in investing activities	(276,155)	(548,350)
Net cash provided by financing activities	1,059,451	193,449
Net effect of foreign exchange rate changes	60,024	(51,705)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,970,900	(547,237)
Cash, cash equivalents and restricted cash at end of period	$4,609,647	$2,638,747
Unused borrowing capacity available under the Facilities Agreement, at end of year	$140,000	$—
Operating Activities
Cash provided by operating activities increased by $1.3 billion versus the prior year due to our significantly improved revenue and $1.5 billion of increase in gross margin in the current year, offset by continued funding of our development pipeline and commercial operations, and positive cash flows from changes in working capital due to timing of accounts receivable collections and payments on accrued expenses.
Investing Activities
Investing activities used $276.2 million of cash for the year ended December 31, 2025, compared to $548.4 million of cash used in the prior year due primarily to a decrease in capital expenditures, partially offset by an increase in acquired in-process research and development and regulatory milestone payments.

Financing Activities
Financing activities provided $1.1 billion of cash for the year ended December 31, 2025, compared to $193.4 million of cash provided in the prior year period due primarily to $911.0 million of proceeds from sale of future royalties and higher proceeds from option exercises and employee share purchase plan, partially offset by a net reduction in debt borrowings in the current year period and higher payroll tax payments upon vesting of share-based compensation awards.
In 2026, we expect to repay approximately $60.5 million of outstanding bank loans.
Effects of Exchange Rates on Cash
As noted above, we hold RMB denominated cash in our Parent Company and incur foreign currency gains or losses when remeasuring such cash to the U.S. dollar. In the year ended December 31, 2025, we incurred realized gains on cash of $4.2 million that is included in the reconciling items between net income and net cash provided by operating activities on the consolidated statements of cash flows primarily related to the remeasurement of RMB denominated cash to USD. The RMB denominated cash in our Parent Company, however, is required to be used to fund RMB denominated expenditures and thus foreign currency gains or losses on such cash does not affect our ability to fund those expenditures.
We have substantial operations in China and Europe, where the functional currency is the RMB and EUR and as such the net cash flows are translated to the U.S. dollar for financial reporting. This process generates translation gains and losses on non-USD denominated cash held in those currency markets that are included in the effects of foreign exchange rate changes on the consolidated statements of cash flows, as such translation gains and losses are excluded from cash flows from operating, investing and financing activities.
Future Liquidity and Material Cash Requirements
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with cash on hand.
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of December 31, 2025:

		Payments Due by Period
	Total	Short-term	Long-term
	(in thousands)
Contractual obligations:
Operating lease commitments	$80,569	$23,653	$56,916
Purchase commitments	205,175	202,833	2,342
Debt obligations	1,041,224	60,528	980,696
Interest on debt	110,322	50,722	59,600
Co-development funding commitment	130,393	130,393	—
Funding commitments	5,241	5,186	55
Capital commitments	46,431	46,431	—
Total	$1,619,355	$519,746	$1,099,609
Operating Lease Commitments
We lease office facilities in California and Massachusetts in the U.S.; Basel, Switzerland; and office or manufacturing facilities in Beijing, Shanghai, Suzhou and Guangzhou in China; under non-cancelable operating leases expiring on various dates. Payments under operating leases are expensed on a straight-line basis over the respective lease terms. The aggregate future minimum payments under these non-cancelable operating leases are summarized in the table above.

Purchase Commitments
As of December 31, 2025, purchase commitments amounted to $205.2 million, of which $24.9 million related to non-utilization fees and minimum purchase requirements for supply purchased from CMOs and $180.3 million related to binding purchase order obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months are $60.5 million. Total long-term debt obligations are $980.7 million. We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of our loans in the event of default. As of December 31, 2025, we are in compliance with all covenants of our material debt agreements. See above regarding Liquidity and Capital Resources and Note 12 in the Notes to the Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Royalty Sale Liability
As described above, we have a contractual commitment to pay Royalty Pharma amounts received from Amgen related to Amgen’s sales of IMDELLTRA® in certain markets outside of China. While we have classified the upfront payment and the option exercise payment received from Royalty Pharma as a liability, the repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period, which is anticipated to extend at least through 2041. We have not included this liability in the table above because it does not constitute a fixed contractual obligation or a cancellable commitment from which the upfront payment and option exercise payment could be demanded for refund.
Co-Development Funding Commitments
Under our collaboration with Amgen, we are responsible for co-funding global clinical development costs for the licensed oncology pipeline assets, up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and/or development services. As of December 31, 2025, our remaining co-development funding commitment was $130.4 million.
Funding Commitments
Funding commitments represent our committed capital related to equity investments. As of December 31, 2025, our remaining capital commitment was $5.2 million and is expected to be paid from time to time over the investment period.
Capital Commitments
We had capital commitments amounting to $46.4 million for the acquisition of property, plant and equipment as of December 31, 2025, related to various facilities across the globe.
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
At December 31, 2025, our existing deferred revenue balance related to collaborative arrangements was less than $1.0 million, and collaboration revenue is not expected to be a significant driver of our financial results until if and when additional agreements are entered into.
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
Measurement of Deferred Tax Assets
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Currently, we are in a three-year cumulative book loss position and as required by ASC 740, we provided a valuation allowance on all of our deferred tax assets. If and when we are no longer in a three-year cumulative loss position, the subsequent measurement of our deferred tax assets will subject to the estimation process noted above.
Subsequent Measurement of Long-Lived Assets
We test long-lived assets, which include property, plant and equipment and intangible assets with finite useful lives, for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in our expected future cash flows; a sustained, significant decline in the trading prices of our ADSs, our ordinary shares, and/or our RMB Shares and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. For the years ended December 31, 2025, 2024 and 2023, we determined there was no impairment of the value of our long-lived assets.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included in this Annual Report for information regarding recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $1.0 billion of outstanding floating rate debt as of December 31, 2025. A 100-basis point increase in interest rates as of December 31, 2025 would increase our annual pre-tax interest expense by approximately $10.4 million.
Foreign Currency Exchange Rate Risk
China Exchange Rate Regime
RMB is not freely convertible into foreign currencies for capital account transactions. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar depreciated approximately 4.4% for the year ended December 31, 2025, and depreciated approximately 2.8% for both the years ended December 31, 2024 and 2023, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

Transactional Risk
We are exposed to foreign exchange risk arising from various currency exposures when we enter into transactions denominated in foreign currencies. Our reporting currency is the U.S. dollar, and our most significant functional currencies are the U.S. dollar and the RMB. A portion of our operating transactions and monetary assets and liabilities are in currencies other than the U.S. dollar and RMB, primarily the U.S. dollar against the RMB, Euro, and Australian dollar. We recognized foreign exchange gains of $4.2 million during the year ended December 31, 2025 and foreign exchange losses of $16.0 million and $64.8 million for the years ended December 31, 2024 and 2023, respectively, resulting from changes in the value of the U.S. Dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. dollar functional currency entities.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2025.

Item 8. Financial Statements and Supplementary Data
BEONE MEDICINES LTD.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BeOne Medicines Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BeOne Medicines Ltd. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Gross-to-Net U.S. Accruals for Sales Chargebacks and Third-Party Managed Rebates

Description of the Matter
At December 31, 2025, the Company recorded $79.1 million of contra AR accruals and $398.5 million of accrued rebates, returns and other deductions. As discussed in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company recognizes revenue when the transfer of control of goods or services to the customer is completed. To determine the appropriate transaction price at the time revenue is recognized, the Company estimates variable consideration related to sales chargebacks and rebates that will ultimately be due to the customer and others in the distribution channel under the terms of their contracts. Where appropriate, these estimates take into consideration, among other items, the Company’s historical experience, current contractual and statutory requirements, and channel inventory levels. The Company recognizes revenue related to variable consideration to the extent it is probable that a significant revenue reversal will not occur and estimates variable consideration from sales chargebacks and rebates using the expected value method.

Auditing the Company’s United States accrued sales chargebacks and rebates owed pursuant to definitive contractual agreements or legal requirements with distributors, private (Managed Care and Group Purchasing Organizations) and public (Medicaid, Tricare, and Manufacturer’s Discounts) benefit providers was challenging due to the extent of effort required to audit the significant number of sales chargeback and rebate programs, as the terms vary by distributor and program and by benefit provider. Additionally, due to the volume of sales chargebacks and rebates, third-party processing and the timing of invoicing received from distributors and benefit providers, the actual amounts incurred for all distributors and benefit providers are not known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of internal controls over the Company’s process used in determining the measurement and completeness of accrued sales chargebacks and rebates in the United States. This included testing controls over management’s review of contractual sales chargebacks and rebates and other inputs used in the estimation of accrued sales chargebacks and rebates in the United States, including but not limited to the Company’s historical results, current contractual and statutory requirements, channel inventory levels, and projected subsequent period invoicing. We tested controls over management’s review of contractual terms, and total invoicing to date, as well as controls to ensure that the data used to evaluate and support the significant assumptions were complete, accurate, and, where applicable, verified to external data sources.

To test the accrued sales chargebacks and rebates in the United States, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in determining the accrued sales chargebacks and rebates and evaluating the assumptions and inputs used by management. To evaluate the measurement and completeness of the accruals, we performed analytical procedures in combination with confirmations of a sample of the inventory remaining in the distribution channel at period end. We assessed the historical accuracy of management’s accrued sales chargebacks and rebates estimates by comparing prior period accrued sales chargebacks and rebates to the amount of actual payments made in subsequent periods. We examined terms and conditions for a sample of contracts with the Company’s customers and others in the distribution channel, tested a sample of credits issued and payments made throughout the year, and agreed rates to underlying contract terms. We independently calculated the sales chargeback and rebate accruals using actual invoicing, executed third party contracts, current period expense activity, and projected subsequent period invoicing. Finally, we assessed subsequent events and subsequent period invoicing to determine whether there was any new information that would require adjustment to the accruals.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Boston, Massachusetts
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BeOne Medicines Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited BeOne Medicines Ltd.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BeOne Medicines Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2026

BEONE MEDICINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2025	2024	2023
		$	$	$
Revenues
Product revenue, net	13	5,282,061	3,779,546	2,189,852
Other revenue	3	60,972	30,695	268,927
Total revenues		5,343,033	3,810,241	2,458,779
Cost of sales - product		668,540	594,089	379,920
Gross profit		4,674,493	3,216,152	2,078,859
Operating expenses
Research and development		2,145,868	1,953,295	1,778,594
Selling, general and administrative		2,081,489	1,831,056	1,508,001
Total operating expenses		4,227,357	3,784,351	3,286,595
Income (loss) from operations		447,136	(568,199)	(1,207,736)
Interest income		70,505	69,641	78,373
Interest expense		(58,234)	(21,805)	(4,364)
Other (expense) income, net	6	(42,553)	(12,638)	307,891
Income (loss) before income taxes		416,854	(533,001)	(825,836)
Income tax expense	10	129,921	111,785	55,872
Net income (loss)		286,933	(644,786)	(881,708)

Earnings (loss) per share
Basic	14	0.20	(0.47)	(0.65)
Diluted	14	0.19	(0.47)	(0.65)
Weighted-average shares outstanding—basic		1,417,803,727	1,368,746,793	1,357,034,547
Weighted-average shares outstanding—diluted		1,474,829,908	1,368,746,793	1,357,034,547

Earnings (loss) per American Depositary Share (“ADS”)
Basic	14	2.63	(6.12)	(8.45)
Diluted	14	2.53	(6.12)	(8.45)
Weighted-average ADSs outstanding—basic		109,061,825	105,288,215	104,387,273
Weighted-average ADSs outstanding—diluted		113,448,454	105,288,215	104,387,273

The accompanying notes are an integral part of these consolidated financial statements.

BEONE MEDICINES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2025	2024	2023
		$	$	$
Net income (loss)		286,933	(644,786)	(881,708)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	16	69,300	(47,565)	(25,464)
Other adjustments	16	1,504	(1,977)	3,435
Comprehensive income (loss)		357,737	(694,328)	(903,737)

The accompanying notes are an integral part of these consolidated financial statements.

BEONE MEDICINES LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of December 31,
	Note	2025	2024
		$	$
Assets
Current assets:
Cash and cash equivalents		4,547,530	2,627,410
Accounts receivable, net		865,080	676,278
Inventories, net	11	608,227	494,986
Prepaid expenses and other current assets	11	212,752	192,919
Total current assets		6,233,589	3,991,593
Property, plant and equipment, net	8	1,641,678	1,578,423
Operating lease right-of-use assets	7	148,184	139,309
Intangible assets, net	9	62,704	51,095
Other non-current assets	11	102,418	160,490
Total non-current assets		1,954,984	1,929,317
Total assets		8,188,573	5,920,910
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		479,035	404,997
Accrued expenses and other payables	11	1,109,120	803,713
Tax payable	10	41,625	25,930
Operating lease liabilities, current portion	7	20,698	17,576
Research and development cost share liability, current portion	3	64,345	111,154
Sale of future royalty liability, current portion	4	56,714	—
Short-term debt	12	57,293	851,529
Total current liabilities		1,828,830	2,214,899
Non-current liabilities:
Long-term debt	12	961,913	166,484
Sale of future royalty liability, non-current portion	4	850,242	—
Operating lease liabilities, non-current portion	7	52,940	44,277
Deferred tax liabilities	10	53,209	42,007
Research and development cost share liability, non-current portion	3	—	54,286
Other long-term liabilities	11	80,245	66,735
Total non-current liabilities		1,998,549	373,789
Total liabilities		3,827,379	2,588,688
Commitments and contingencies	20
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 1,540,975,898 and 1,387,367,704 shares issued and 1,441,075,618 and 1,387,367,704 shares outstanding as of December 31, 2025 and 2024, respectively		144	138
Additional paid-in capital		12,759,137	12,087,908
Accumulated other comprehensive loss	16	(78,184)	(148,988)
Accumulated deficit		(8,319,903)	(8,606,836)
Total shareholders’ equity		4,361,194	3,332,222
Total liabilities and shareholders’ equity		8,188,573	5,920,910
 The accompanying notes are an integral part of these consolidated financial statements.

BEONE MEDICINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		Year Ended December 31,
	Note	2025	2024	2023
		$	$	$
Cash flows from operating activities:
Net income (loss)		286,933	(644,786)	(881,708)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense		141,686	171,762	87,675
Share-based compensation expense	15	510,857	441,618	367,618
Acquired in-process research and development	3	691	60,000	46,800
Amortization of research and development cost share liability	3	(101,095)	(73,226)	(55,294)
Impairment of equity investments		75,626	6,838	7,529
Loss on long-term investments	6	596	17,184	8,692
Non-cash interest expense		14,872	—	—
Deferred income tax expense		9,469	25,983	689
Gain on BMS termination settlement		—	—	(362,917)
Other items, net		(2,953)	11,163	(5,998)
Changes in operating assets and liabilities:
Accounts receivable		(164,954)	(329,443)	(188,306)
Inventories		(93,168)	(91,496)	(140,948)
Other assets		37,164	45,126	12,120
Accounts payable		79,833	121,497	21,484
Accrued expenses and other payables		311,762	111,354	180,111
Deferred revenue		1,293	633	(255,587)
Other liabilities		18,968	(14,838)	587
Net cash provided by (used in) operating activities		1,127,580	(140,631)	(1,157,453)
Cash flows from investing activities:
Purchases of property and equipment		(185,839)	(492,663)	(561,896)
Purchase of in-process research and development		(60,691)	(31,800)	(15,000)
Purchase of intangible assets	3	(20,000)	(4,674)	(19,365)
Purchase of long-term investments	6	(11,834)	(19,006)	(14,900)
Proceeds from sale or maturity of short-term investments		3,446	2,655	673,240
Other investing activities		(1,237)	(2,862)	(2,075)
Net cash (used in) provided by investing activities		(276,155)	(548,350)	60,004
Cash flows from financing activities:
Proceeds from sale of future royalties	4	911,000	—	—
Proceeds from long-term loan	12	850,586	9,053	22,502
Repayment of long-term loan	12	(35,680)	(28,031)	(13,690)
Proceeds from short-term loans	12	233,676	868,270	661,530
Repayment of short-term loans	12	(1,044,781)	(704,216)	(309,576)
Payments of debt issuance costs	12	(23,392)	—	—
Payments of withholding taxes from share-based awards		(24,195)	—	—
Proceeds from option exercises and employee share purchase plan		196,281	45,373	55,712
Repayment of sale of future royalties liability	4	(4,044)	—	—
Other financing activities		—	3,000	—
Net cash provided by financing activities		1,059,451	193,449	416,478
Effect of foreign exchange rate changes, net		60,024	(51,705)	(8,082)
Net increase (decrease) in cash, cash equivalents, and restricted cash		1,970,900	(547,237)	(689,053)
Cash, cash equivalents, and restricted cash, beginning of year		2,638,747	3,185,984	3,875,037
Cash, cash equivalents, and restricted cash, end of year		4,609,647	2,638,747	3,185,984
Supplemental cash flow disclosures:
Cash and cash equivalents		4,547,530	2,627,410	3,171,800
Short-term restricted cash		41,284	9,312	11,473
Long-term restricted cash		20,833	2,025	2,711
Interest paid		52,452	51,175	19,753
Supplemental non-cash activities:
Accruals for capital expenditures		57,283	70,314	91,804
Purchase of in-process research and development included in accounts payable		—	60,000	31,800

The accompanying notes are an integral part of these consolidated financial statements.

BEONE MEDICINES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	Ordinary Shares Issued	Effect of Redomiciliation[1]	Total Outstanding Shares	Ordinary Shares Issued	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total

	Shares			$	$	$	$	$
Balance at December 31, 2022	1,356,140,180	—	1,356,140,180	135	11,540,979	(77,417)	(7,080,342)	4,383,355
Issuance of shares reserved for share option exercises	84,227	—	84,227	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	26,561,925	—	26,561,925	2	53,006	—	—	53,008
Cancellation of ordinary shares	(23,273,108)	—	(23,273,108)	(2)	(362,915)	—	—	(362,917)
Share-based compensation	—	—	—	—	367,618	—	—	367,618
Other comprehensive loss	—	—	—	—	—	(22,029)	—	(22,029)
Net loss	—	—	—	—	—	—	(881,708)	(881,708)
Balance at December 31, 2023	1,359,513,224	—	1,359,513,224	135	11,598,688	(99,446)	(7,962,050)	3,537,327
Use of shares reserved for share option exercises	(2,258,161)	—	(2,258,161)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	30,112,641	—	30,112,641	3	45,550	—	—	45,553
Deconsolidation of a subsidiary	—	—	—	—	2,052	—	—	2,052
Share-based compensation	—	—	—	—	441,618	—	—	441,618
Other comprehensive loss	—	—	—	—	—	(49,542)	—	(49,542)
Net loss	—	—	—	—	—	—	(644,786)	(644,786)
Balance at December 31, 2024	1,387,367,704	—	1,387,367,704	138	12,087,908	(148,988)	(8,606,836)	3,332,222
Issuance of shares reserved for share option exercises	109,709,434	(112,772,594)	(3,063,160)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	43,898,760	12,872,314	56,771,074	6	195,895	—	—	195,901
Share-based compensation	—	—	—	—	510,857	—	—	510,857
Withholding taxes from share-based awards	—	—	—	—	(35,523)	—	—	(35,523)
Other comprehensive income	—	—	—	—	—	70,804	—	70,804
Net income	—	—	—	—	—	—	286,933	286,933
Balance at December 31, 2025	1,540,975,898	(99,900,280)	1,441,075,618	144	12,759,137	(78,184)	(8,319,903)	4,361,194
1.Upon effectiveness of the Continuation, ordinary shares (including in the form of ADS) held by the Company or one of its controlled subsidiaries immediately prior to the effective date of the Continuation became part of the Company’s issued but not outstanding share capital and are considered ordinary shares of the Company, or “treasury shares” under Swiss law. The Company expects to use these treasury shares in the future to satisfy obligations to deliver shares in connection with awards granted under the Company’s equity incentive plans and agreements.
 The accompanying notes are an integral part of these consolidated financial statements.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

1. Description of Business
Formerly known as BeiGene, Ltd., BeOne Medicines Ltd. (the “Company” or “BeOne”) is a global oncology company focused on discovering and developing innovative treatments that are more affordable and accessible to cancer patients worldwide.
Effective May 27, 2025, the Company changed its jurisdiction of incorporation from the Cayman Islands to Switzerland through a transaction known as a continuation under Section 206 of the Companies Act (as amended) of the Cayman Islands and Article 161 of the Swiss Federal Act on Private International Law (such transaction, the “Continuation”), The Continuation did not change the accounting basis under U.S. generally accepted accounting principles (“GAAP”) of any of the Company’s consolidated assets, liabilities, equity, or any previous results of operations or cash flows.
In connection with the Continuation, ordinary shares held by the Company or one of its controlled subsidiaries immediately prior to the effective date of the Continuation became part of the Company’s issued share capital and are considered ordinary shares of the Company, or “treasury shares” under Swiss law. See the Company’s final prospectus filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(3) on March 10, 2025 for a full description of the changes related to the Company’s ordinary shares following the Continuation.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, assessing the impairment of long-lived assets, valuation and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, valuation of inventory, estimating the allowance for credit losses, determining defined benefit pension plan obligations, measurement of right-of-use assets and lease liabilities, estimates related to research and development accruals, estimates related to the sale of future royalty liability and the fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from these estimates.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
Foreign currency translation
For subsidiaries whose functional currencies are not the U.S. dollar, the Company uses the average exchange rate for the period and the exchange rate at the balance sheet date to translate the operating results and financial position to the U.S. dollar, which is the Company’s reporting currency. Translation differences are recorded in accumulated other comprehensive loss, a component of shareholders’ equity.
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
Restricted cash
Restricted cash primarily consists of RMB-denominated cash deposits pledged in designated bank accounts as collateral for letters of credit and cash used to settle employee benefit obligations and related taxes. The Company classifies restricted cash as current or non-current based on the term of the restriction.
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
Investments
The Company’s investments consist of convertible note instruments, public equity securities with readily determinable fair values, private equity securities without readily determinable fair values, and equity-method investments. The classification of an investment is determined based on the nature of the investment, the Company’s ability and intent to hold the investment, and the degree to which the Company may exercise influence over the investee.
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
The Company regularly evaluates its investments for impairment. The Company recognized impairment losses from observable price changes in orderly transactions for a similar investment of $75,626, $7,635 and $7,529 related to its investments in equity during the years ended December 31, 2025, 2024 and 2023, respectively.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Property, plant and equipment, other than land and construction in progress, are depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Useful Lives
Building	20 to 30 years
Manufacturing equipment	3 to 10 years
Laboratory Equipment	3 to 5 years
Software, Electronic and Office Equipment	3 to 5 years
Leasehold Improvements	Lesser of useful life or lease term
The Company periodically evaluates whether events and circumstances have occurred that indicate the estimated useful lives of its long-lived assets may require reassessment.
Leases
The Company applies ASC, Topic 842, Leases (“ASC 842”) to account for its leases. The Company determines if an arrangement is a lease at inception. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component based on the Company’s policy election to combine lease and non-lease components for its leases. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842-20-25. The Company’s lease portfolio consists entirely of operating leases as of December 31, 2025. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
At the commencement date of a lease, the Company determines the classification of the lease based on the relevant factors present and records a right-of-use (“ROU”) asset and lease liability. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are calculated as the present value of the lease payments not yet paid. Variable lease payments not dependent on an index or rate are excluded from the ROU asset and lease liability calculations and are recognized in expense in the period in which the obligation for those payments is incurred. As the rate implicit in the Company’s leases is not typically readily available, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. This incremental borrowing rate reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. ROU assets include any lease prepayments and are reduced by lease incentives. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease terms are based on the non-cancelable term of the lease and may contain options to extend the lease when it is reasonably certain that the Company will exercise that option.
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
Land Use Right, Net
All land in the PRC is owned by the PRC government. The PRC government may sell land use rights for a specified period of time. Land use rights represent operating leases in accordance with ASC 842. The purchase price of land use rights represents lease prepayments to the PRC government and is recorded as an operating lease ROU asset on the balance sheet. The ROU asset is amortized over the remaining lease term. As of December 31, 2025, the Company held land use rights in the following regions:

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
Intangible assets with finite useful lives are tested for impairment when events or circumstances occur that could indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company evaluates the recoverability of the intangible assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. For the years ended December 31, 2025, 2024 and 2023, the Company determined that there were no indicators of impairment of its intangible assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2025, 2024 and 2023, there was no impairment of the value of the Company’s long-lived assets.
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Financial instruments measured at fair value on a recurring basis
The following tables set forth assets measured at fair value on a recurring basis as of December 31, 2025 and 2024:

As of December 31, 2025	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents:
Money market funds	2,384,656	—	—
Other non-current assets:
Equity securities with readily determinable fair values	—	2	—
Convertible debt instrument	—	—	6,135
Other	1,271	—	—
Total	2,385,927	2	6,135

As of December 31, 2024	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$
Cash equivalents
Money market funds	950,704	—	—
Prepaid expenses and other current assets:
Convertible debt instrument	—	—	618
Other non-current assets:
Equity securities with readily determinable fair values	2,113	168	—
Convertible debt instrument	—	—	4,616
Total	952,817	168	5,234
The Company’s cash equivalents are highly liquid investments with original maturities of 3 months or less. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets.
The Company’s equity securities carried at fair value consisted of holdings in common stock and warrants to purchase additional shares of common stock of a publicly-traded biotechnology company. The common stock investment was measured and carried at fair value and classified as a Level 1 investment. The warrants to purchase additional shares of common stock are measured using the Black-Scholes option-pricing valuation model and classified as a Level 2 investment. In 2025, the Company sold its common stock holdings. Refer to Note 6, Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
The Company holds convertible notes issued by private biotech companies. The Company has elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other (expense) income, net. The Company recorded gain on fair value adjustments of $1,368 for the year ended December 31, 2025 and losses on fair value adjustments of $4,842 and $1,492 for the years ended December 31, 2024 and 2023, respectively.
There were no transfers of instruments between levels of valuation categories during the years ended December 31, 2025 and 2024.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt approximates its fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Estimates for variable consideration for which reserves are established at the time of sale include government and commercial rebates, provisions for acceptance of National Reimbursement Drug List (“NRDL”) pricing in the PRC, chargebacks, trade discounts and allowances, sales returns allowances and other incentives that are offered within contracts between the Company and its customers, health care providers and other indirect customers. Where appropriate, these estimates take into consideration relevant factors such as the Company's historical experience, current contractual and statutory requirements, channel inventory levels, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The Company bases its sales returns allowance on estimated distributor inventories, customer demand as reported by third-party sources, and actual returns history, as well as other factors, as appropriate. To date, sales returns have not been significant.
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
Government Grants
Government financial incentives that involve no conditions or continuing performance obligations of the Company are recognized as other income upon receipt. During the years ended December 31, 2025, 2024 and 2023, the Company recognized other income of $22,718, $22,326, and $23,989, respectively, for government grants received after the related expenses have been incurred.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
In the event government grants or incentives involve continuing performance obligations, the Company will recognize the payment as a liability and amortize it within the same financial statement caption as the performance obligation relates over the performance period. The Company received government assistance in the form of cash primarily to support the Guangzhou manufacturing facility build-out and research and development programs.
Government assistance received to support the Guangzhou manufacturing facility build-out is recognized as other long-term liabilities and amortized over the same useful lives of the related assets as depreciation expense. As of December 31, 2025 and 2024, other long-term liabilities related to the Guangzhou manufacturing facility build-out totaled $28,900 and $30,235, respectively. For the years ended December 31, 2025, 2024 and 2023, depreciation expense is presented net of amortization of government assistance of $2,587, $3,053 and $2,938, respectively.
Government assistance received to support research and development programs is recorded as other long-term liabilities upon receipt and recognized as other income when the associated research and development programs are completed. As of December 31, 2025 and 2024, other long-term liabilities related to research and development programs totaled $79 and $89, respectively. No income was recognized during the three years ended December 31, 2025 related to grants received for research and development programs.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the changes in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. For each of the periods presented, the Company’s comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and pension liability adjustments, and is presented in the consolidated statements of comprehensive income (loss).
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
Sale of Future Royalty Liability
The Company records upfront payments received from the sale of future royalties as a liability. Royalty payments made to the purchaser are recorded as a reduction of the liability or accrued interest. The Company accounts for the associated interest expense under the effective interest rate method, while continuing to recognize the full amount of royalty revenue in the period in which the counterparty sells the related product and recognizes the related revenue.
The Company calculates the liability related to the sale of future royalties, effective interest rate and the related interest expense using the current estimate of anticipated future royalty payments under the arrangement, which is periodically reassessed based on internal projections of future royalty revenues and information from partners who are responsible for commercializing the medicines. If there is a material change in the estimate, the Company will prospectively adjust the effective interest rate and the related interest expense.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated in accordance with ASC 260, Earnings per Share. Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the Company’s ordinary shares issuable upon the conversion of the share options, and unvested employee share purchase plan, restricted shares units, employee share purchase plan (“ESPP”) shares and performance-based restricted shares units (“PSUs”) using the treasury stock method. The dilutive effects of PSUs are included in the weighted average common share calculation based on the cumulative achievement against the performance targets only when the performance targets have been achieved as of the end of the reporting period.
Ordinary share equivalents are excluded from the computation of diluted earnings (loss) per share if their effects would be anti-dilutive. Basic and diluted earnings (loss) per ordinary share is presented in the Company’s consolidated statements of operations.
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
As of December 31, 2025 and 2024, $4,547,530 and $2,627,410 were deposited with various major reputable financial institutions located in the U.S., PRC and other international financial institutions. The deposits placed with financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, the Company may be unable to claim its deposits back in full. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions.
As of December 31, 2025 and 2024, the Company had accounts receivable, net of $865,080 and $676,278, respectively. Accounts receivable, net represent amounts arising from product sales. The Company monitors economic conditions to identify facts or circumstances that may indicate receivables are at risk of collection.
Customer concentration risk
For the year ended December 31, 2025, sales to the Company’s three largest product distributors, ASD Specialty Healthcare (Cencora), McKesson and Shanghai Pharmaceutical represented approximately 18.5%, 17.5% and 10.1% of product revenue, respectively, and collectively, represented approximately 37.1% of trade accounts receivable as of December 31, 2025.
For the year ended December 31, 2024, sales to the Company’s three largest product distributors, ASD Specialty Healthcare (Cencora), McKesson and Shanghai Pharmaceutical represented approximately 18.0%, 16.9% and 11.1% of product revenue, respectively, and collectively, represented approximately 51.0% of trade accounts receivable as of December 31, 2024.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Recent Accounting Pronouncements
New accounting standards which have been adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires that public entities on an annual basis, (1) in the rate reconciliation, disclose specific categories and provide additional information for reconciling items that meet a quantitative threshold; (2) about income taxes paid, disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and by individual jurisdiction in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received); and (3) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) disaggregated by federal, state, and foreign. The Company adopted ASU 2023-09 effective December 31, 2025 on a prospective basis. Refer to Footnote 10 for income taxes related disclosures.
New accounting standards which have not yet been adopted
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. The update requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The update further specifies that the disclosures in Subtopic 360-10 are required for all capitalized internal-use software costs. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied using a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The Company is currently evaluating the impact on its financial statements of adopting this guidance.
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
During the three years ended December 31, 2025, the Company’s other revenue consisted primarily of royalty revenue from IMDELLTRA® sales outside of China under the Amgen collaboration agreement, revenue generated under the Novartis broad markets agreement, and research and development services revenue and right to access intellectual property revenue from its former collaboration agreements with Novartis for tislelizumab and ociperlimab.
The following table summarizes total other revenue recognized for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Other Revenue	$	$	$
Amgen royalty revenue	40,733	7,841	—
Novartis broad markets revenue	17,598	18,259	8,859
Research and development service revenue	—	—	79,431
Right to access intellectual property revenue	—	—	104,477
Material rights revenue	—	—	71,980
Other	2,641	4,595	4,180
Total	60,972	30,695	268,927
In-Licensing Arrangements - Commercial
Amgen
In October 2019, the Company entered into a global strategic oncology collaboration with Amgen (as amended, the “Amgen Collaboration Agreement”) for the commercialization and development in China (excluding Hong Kong, Macao and Taiwan) (the “Collaboration Territory”), of Amgen’s XGEVA®, KYPROLIS®, and BLINCYTO®, and the joint global development of a portfolio of oncology assets in Amgen’s pipeline, with the Company responsible for development and commercialization in the Collaboration Territory. The agreement became effective on January 2, 2020, following approval by the Company’s shareholders and satisfaction of other closing conditions.
Under the agreement, the Company is responsible for the commercialization of XGEVA®, KYPROLIS® and BLINCYTO® in the Collaboration Territory for so long as each product is sold in the Collaboration Territory following each product’s regulatory approval in the Collaboration Territory. Amgen is responsible for manufacturing the products globally and supplying the products to the Company at an agreed upon price. The Company and Amgen share equally in the Collaboration Territory commercial profits and losses during the commercialization period.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Amgen and the Company are also jointly developing a portfolio of Amgen oncology pipeline assets under the collaboration. The Company is responsible for conducting clinical development activities in the Collaboration Territory and co-funding global development costs by contributing cash and development services up to a total cap of $1,250,000. Amgen is responsible for all development, regulatory and commercial activities outside of the Collaboration Territory. For each pipeline asset that is approved in the Collaboration Territory, the Company will receive commercial rights for seven years from approval. The Company has the right to retain approximately one out of every three approved pipeline assets, other than LUMAKRAS® (sotorasib) (“AMG 510”), Amgen’s KRAS G12C inhibitor, for commercialization in the Collaboration Territory. The Company and Amgen will share equally in the Collaboration Territory commercial profits and losses during the commercialization period. The Company is entitled to receive royalties from sales in the Collaboration Territory for pipeline assets returned to Amgen for five years after the seven-year commercialization period. The Company is also entitled to receive royalties from global sales of each product outside of the Collaboration Territory (with the exception of AMG 510).
In April 2022, the parties entered into the First Amendment to Amgen Collaboration Agreement, which amends certain terms and conditions relating to the financial responsibilities of the parties in connection with the development and commercialization of certain Amgen proprietary products for the treatment of oncology-related diseases and conditions. In connection with the Company’s ongoing assessment of the Amgen Collaboration Agreement cost-share contributions, the Company determined that further investment in the development of LUMAKRAS® was no longer commercially viable for the Company. As a result, in February 2023, the Company and Amgen entered into the Second Amendment to the Amgen Collaboration Agreement to (i) stop sharing costs with Amgen for the further development of LUMAKRAS® during the period starting January 1, 2023 and ending August 31, 2023; and (ii) cooperate in good faith to prepare a transition plan with the termination of LUMAKRAS® from the Amgen Collaboration Agreement.
In October 2025, the parties entered into the Third Amendment to Amgen Collaboration Agreement, which amends certain terms and conditions relating to financial responsibility for early access programs in certain regions of the Collaboration Territory and commercial supply of IMDELLTRA® (tarlatamab-dlle). In November 2025, the parties entered into the Fourth Amendment to the Amgen Collaboration Agreement, which extends the Company’s commercialization rights to certain products in the Collaboration Territory.
The Amgen Collaboration Agreement is within the scope of ASC 808, as both parties are active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the agreement. The Company is the principal for product sales to customers in the Collaboration Territory during the commercialization period and will recognize 100% of net product revenue on these sales. Amounts due to Amgen for its portion of net product sales will be recorded as cost of sales. Cost reimbursements due to or from Amgen under the profit share will be recognized as incurred and recorded to cost of sales; selling, general and administrative expense; or research and development expense, based on the underlying nature of the related activity subject to reimbursement. Costs incurred for the Company’s portion of the global co-development funding are recorded to research and development expense as incurred.
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
BeOne’s portion of the development funding	205,238	148,391	108,608
Less: Amortization of research and development cost share liability	101,095	73,226	55,294
Research and development expense	104,143	75,165	53,314

			As of December 31, 2025
Remaining portion of development funding cap			130,393
As of December 31, 2025 and 2024, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of December 31,
	2025	2024
	$	$
Research and development cost share liability, current portion	64,345	111,154
Research and development cost share liability, non-current portion	—	54,286
Total research and development cost share liability	64,345	165,440
The net reimbursement paid under the commercial profit-sharing agreement for in-line product sales is classified in the consolidated statements of operations for the three years ended December 31, 2025 as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Cost of sales - product	35,985	37,150	8,358
Selling, general and administrative	(99,448)	(83,674)	(60,917)
Research and development	(3,115)	(2,438)	1,688
Total	(66,578)	(48,962)	(50,871)
The Company purchases commercial inventory from Amgen to distribute in the Collaboration Territory. Total inventory purchases amounted to $263,896, $247,655 and $108,691, respectively, during the years ended December 31, 2025, 2024 and 2023. Net amounts payable to Amgen as of December 31, 2025 and 2024 were $79,097 and $116,563, respectively.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
In September 2023, the Company and Novartis agreed to mutually terminate the collaboration and license agreement, effective immediately. Pursuant to the termination agreement, the Company regained full, global rights to develop, manufacture and commercialize tislelizumab with no royalty payments due to Novartis. Novartis may continue its ongoing clinical trials and has the ability to conduct future combination trials with tislelizumab subject to the Company’s approval. The Company agreed to provide Novartis with ongoing clinical supply of tislelizumab to support its clinical trials. Pursuant to the termination agreement, Novartis agreed to provide transition services to the Company to enable key aspects of the tislelizumab development and commercialization plan to proceed without disruption, including manufacturing, regulatory, safety and clinical support. Upon termination of the agreement in September 2023, there were no further performance obligations, and the remaining deferred revenue balance associated with the tislelizumab R&D services was recognized in full.
The following table summarizes collaboration revenue recognized in connection with the tislelizumab collaboration and license agreement for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Research and development service revenue	—	—	72,278
Other [1]	—	2,113	5,067
Total	—	2,113	77,345
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
The following table summarizes collaboration revenue recognized in connection with the ociperlimab option, collaboration and license agreement for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Research and development service revenue	—	—	7,153
Right to access intellectual property revenue	—	—	104,477
Material rights revenue	—	—	71,980
Novartis broad markets revenue	17,598	18,259	8,859
Total	17,598	18,259	192,469
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
Upfront and milestone payments made under these arrangements for the years ended December 31, 2025, 2024 and 2023 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or the term of the commercialization agreements.

		Year Ended December 31,
		2025	2024	2023
Payments due to collaboration partners	Classification	$	$	$
Upfront payments	Research and development expense	691	60,027	46,800
Development milestone payments	Research and development expense	—	54,000	—
Regulatory and commercial milestone payments	Intangible asset	20,000	—	24,365
Total		20,691	114,027	71,165
The Company has entered into a number of in-licensing collaborative arrangements during the years ended December 31, 2025, 2024 and 2023. A summary of amounts incurred under these arrangements is included above. The Company may be required to pay additional amounts upon the achievement of various development and commercial milestones under these agreements. The Company may also incur significant research and development costs if the related product candidate were to advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay significant milestones upon approval and milestones and/or royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
4. Sale of Future IMDELLTRA® Royalties
On August 25, 2025, the Company entered into an agreement (“Royalty Agreement”) to sell its royalty rights on the worldwide sales, excluding China, of Amgen’s IMDELLTRA® (tarlatamab-dlle) for up to $950,000 to Royalty Pharma Investments 2023 ICAV (“Royalty Pharma”). Under the terms of the Royalty Agreement, the Company received a non-refundable upfront payment of $885,000 upon closing of the Royalty Agreement. Subsequently, the Company exercised its option to sell additional royalties to Royalty Pharma and received $26,000 in the fourth quarter of 2025. The Company will share in a portion of the royalty on annual sales above $1.5 billion, and will maintain royalty and all other rights to other assets under the terms of its collaboration agreement with Amgen.
The Company evaluated the arrangement and determined that the proceeds from the sale of future IMDELLTRA® royalties, as well as the option to sell remaining royalties when and if exercised, should be treated as a financing liability according to ASC 470, Debt due to the Company’s continuing involvement with the Amgen collaboration. At the transaction date, the Company recognized the upfront proceeds of $885,000 and, subsequently, the option proceeds of $26,000, as liabilities and is amortizing them using the effective interest method over the life of the arrangement. The Company imputes interest expense associated with the liability using the effective interest rate method. The effective interest rate is the rate that equates the present value of the estimate of remaining royalty revenues payable to Royalty Pharma with the carrying amount of the liability. The interest rate on the sale of future royalty liability may vary during the term of the agreement depending on a number of factors, including the royalty revenues forecast. The Company evaluates the interest rate quarterly based on its expectations of future royalty revenues, historical experience and current market conditions using the prospective method. A significant increase or decrease in future royalty revenues will materially impact the timing of royalty sale liability amortization, interest expense and the time period for repayment. The Company will assess the expected payments to Royalty Pharma quarterly, and, to the extent the amount or timing of such payments is materially different than its initial estimates, the Company will prospectively adjust the amortization of the liability and the related interest expense.
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

As of December 31, 2025, the royalty financing obligation recorded in the Company’s balance sheet was as follows:

As of
December 31, 2025
$
Sale of future royalty liability, current portion	56,714
Sale of future royalty liability, non-current portion	850,242
Total sale of future royalty liability	906,956
The following table summarizes the sale of future royalty liability activity during the year ended December 31, 2025:

Royalty Sale Liability
$
Balance at August 25, 2025	885,000
Proceeds from option exercise	26,000
Payments to Royalty Pharma, excluding effective interest payments	(4,044)
Balance at December 31, 2025	906,956
The carrying value of the sale of future royalty liability approximates fair value as of December 31, 2025 and is based on the Company’s current estimates of future royalties expected to be paid to Royalty Pharma over the life of the royalty stream, which are considered Level 3 inputs. The Company recognized interest expense of $19,760 related to this arrangement for the year ended December 31, 2025, of which $14,180 was accrued as of December 31, 2025. The effective annual imputed interest rate was 6.4% as of December 31, 2025.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
5. Restricted Cash
The Company’s restricted cash primarily consist of RMB-denominated cash deposits held in designated bank accounts for collateral for letters of credit and cash used to settle employee benefit obligations and related taxes. The Company classifies restricted cash as current or non-current based on term of restriction. Restricted cash as of December 31, 2025 and 2024 was as follows:

	As of December 31,
	2025	2024
	$	$
Short-term restricted cash	41,284	9,312
Long-term restricted cash	20,833	2,025
Total	62,117	11,337
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from the STAR Offering in strict compliance with the planned uses as disclosed in the PRC offering prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of December 31, 2025, the Company had cash remaining related to the STAR Offering proceeds of $146,253.
6. Investments
The following table summarizes the Company’s investments in equity securities:

	As of December 31,
	2025	2024
	$	$
Equity securities with readily determinable fair values [1]	2	2,281
Equity securities without readily determinable fair values
Pi Health, Inc. [2]	422	40,798
Other[3]	32,732	48,157
Equity-method investments [4]	22,387	33,081
Total	55,543	124,317
1 Represents common stock and warrants to purchase additional shares of common stock of a publicly-traded biotechnology company. The Company measures the investment in the common stock and warrants at fair value, with changes in fair value recorded to other (expense) income, net. In the fourth quarter of 2025, the Company sold its common stock holdings.
2 In the first quarter of 2024, the Company divested the net assets comprising substantially all of its Pi Health business with a carrying value of $38,063. The consideration received for the divestiture consisted of preferred stock in a newly formed entity, Pi Health, Inc., with a fair value of $40,798 and cash consideration of $1,000. The transaction resulted in a pre-tax gain of $3,735 recorded within other (expense) income, net during year ended December 31, 2024. The Company accounts for its investment as a private equity security without a readily determinable fair value, and the divestiture was not treated as a discontinued operation in the Statement of Operations and therefore the historical results of operations of the Pi Health business will remain in the Company’s continuing operations. In the fourth quarter of 2025, the Company recognized an impairment loss of $40,376 within other (expense) income, net resulting from a decline in enterprise value in business reorganization.

3 In the third quarter of 2025, the Company recognized an impairment loss of $15,552 within other (expense) income, net, resulting from a decline in the enterprise value related to a business acquisition of one of its investees.
4 In the first quarter of 2025, as a result of the wind-down of the operations and related financial obligations of one of the Company’s equity-method investments, the investment’s fair value was assessed to be zero. The Company recognized an other-than-temporary impairment loss of $12,376 within unrealized losses from equity-method investments.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The following table summarizes realized and unrealized losses related to investments in equity securities recorded in other (expense) income, net:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Equity securities with readily determinable fair values	(1,252)	(1,307)	(425)
Equity securities without readily determinable fair values	(58,282)	(7,596)	(6,448)
Equity-method investments	(14,982)	(10,275)	(7,856)
The following table summarizes the portion of unrealized losses that relates to equity securities still held by the Company as of December 31, 2025:

Year Ended December 31,
2025
$
Net losses recognized on equity securities	(74,516)
Less: net losses recognized on equity securities sold	(16,638)
Net unrealized losses on equity securities held at end of period	(57,878)
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
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Operating lease cost	24,899	26,575	25,978
Variable lease cost	4,282	4,580	6,101
Short-term lease cost	1,804	2,897	1,683
Total lease cost	30,985	34,052	33,762

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025	2024
	$	$
Operating lease right-of-use assets	69,306	60,639
Land use rights, net	78,878	78,670
Total operating lease right-of-use assets	148,184	139,309

Current portion of operating lease liabilities	20,698	17,576
Operating lease liabilities, non-current portion	52,940	44,277
Total lease liabilities	73,638	61,853
Maturities of operating lease liabilities are as follows:

Amounts
$
Year ending December 31, 2026	23,653
Year ending December 31, 2027	21,761
Year ending December 31, 2028	16,453
Year ending December 31, 2029	11,173
Year ending December 31, 2030	6,641
Thereafter	888
Total lease payments	80,569
Less imputed interest	(6,931)
Present value of lease liabilities	73,638
Other supplemental information related to leases is summarized below:

	Year ended December 31,
	2025	2024	2023
	$	$	$
Operating cash flows used in operating leases	24,000	56,005	27,985
ROU assets obtained in exchange for new operating lease liabilities	29,826	47,066	11,854

	As of December 31,
	2025	2024
Weighted-average remaining lease term (years)	4	4
Weighted-average discount rate	5.02%	5.23%

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
8. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost less accumulated depreciation and consisted of the following:

	As of December 31,
	2025	2024
	$	$
Land	71,434	65,485
Building	1,187,836	607,857
Manufacturing equipment	273,769	244,255
Laboratory equipment	309,471	240,885
Software, electronics and office equipment	124,136	100,348
Leasehold improvements	76,568	64,680
Property and equipment, at cost	2,043,214	1,323,510
Less: Accumulated depreciation	(528,695)	(399,105)
Construction in progress	127,159	654,018
Property, plant and equipment, net	1,641,678	1,578,423
The Company has made a significant investment in its newly opened manufacturing and R&D center in Hopewell, New Jersey. In the year ended December 31, 2025, $469,006 of assets were placed into service. As of December 31, 2025, the Company had construction in progress of $91,390 related to the Hopewell facility, the majority of which will be put into service in 2026.
Construction in progress (“CIP”) as of December 31, 2025 and 2024 primarily related to the Hopewell facility and the research and development facility acquired in 2024. CIP by fixed asset class are summarized as follows:

	As of December 31,
	2025	2024
	$	$
Manufacturing equipment	92,673	89,897
Laboratory equipment	7,997	9,805
Building	16,442	528,629
Other	10,047	25,687
Total	127,159	654,018
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 were $131,615, $166,938 and $80,436, respectively. Included within depreciation expense for the year ended December 31, 2024 is $59,792 of accelerated depreciation expense resulting from the move of production to more efficient, larger scale equipment for TEVIMBRA.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
9. Intangible Assets
Intangible assets as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	77,486	(15,291)	62,195	62,889	(12,370)	50,519
Other	8,987	(8,478)	509	8,987	(8,411)	576
Total finite-lived intangible assets	86,473	(23,769)	62,704	71,876	(20,781)	51,095
Developed products represent post-approval milestone payments under license and commercialization agreements. The Company is amortizing the developed products over the remainder of the respective product patent or the term of the commercialization agreements.
Amortization expense for developed products is included in cost of sales-product in the accompanying consolidated statements of operations. Amortization expense for other intangible assets is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The weighted-average life for each finite-lived intangible assets is approximately 10 years. Amortization expense is as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Amortization expense - Cost of sales - product	10,004	4,729	3,739
Amortization expense - Selling, general and administrative	67	95	3,500
Total	10,071	4,824	7,239
Estimated amortization expense for each of the five succeeding years and thereafter, as of December 31, 2025 is as follows:

Year Ending December 31,	Cost of Sales - Product	Selling, General and Administrative Expense	Total
	$
2026	6,226	67	6,293
2027	6,226	67	6,293
2028	6,226	67	6,293
2029	6,226	67	6,293
2030	6,226	67	6,293
2031 and thereafter	31,065	174	31,239
Total	62,195	509	62,704

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
10. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Switzerland	189,967	277,710	(21,368)
U.S.	203,189	201,516	117,446
PRC	(66,300)	(263,159)	(315,852)
Other	89,998	(749,068)	(606,062)
Total	416,854	(533,001)	(825,836)
The current and deferred components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Current tax expense
Switzerland	82	2	88
U.S.	39,305	57,222	25,170
PRC	23,133	12,331	24,956
Other	57,932	16,223	4,971
Total	120,452	85,778	55,185
Deferred tax expense (benefit)
Switzerland	—	—	—
U.S.	6,039	23,556	—
PRC	5,450	180	687
Other	(2,020)	2,271	—
Total	9,469	26,007	687
Income tax expense	129,921	111,785	55,872
The Company established tax residency in Switzerland upon the Continuation and adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosure pursuant to ASC 2023-09 and reconciles the Switzerland federal statutory tax amount and rate to the Company’s actual global effective income tax amount and rate for the year ended December 31, 2025:

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

	Year Ended December 31,
	2025
	$	Percent
Income before income taxes	416,854
Switzerland federal statutory tax rate	35,433	8.5%
State and local income tax, net of federal income tax effect[1]	(1,789)	(0.4)%

Foreign tax effects
United States
Statutory tax rate difference between the U.S. and Switzerland	25,399	6.1%
State and local income tax, net of federal income tax effect[2]	9,610	2.3%
Share-based payment awards	(17,702)	(4.2)%
Foreign-derived intangible income	(15,337)	(3.7)%
Unremitted earnings	6,039	1.4%
Research tax credits and incentives	(35,048)	(8.4)%
Changes in valuation allowances	47,084	11.3%
Other	960	0.2%
China
Statutory tax rate difference between China and Switzerland	(2,122)	(0.5)%
Share-based payment awards	37,822	9.1%
Non-deductible business expenses	12,676	3.0%
Research tax credits and incentives	(23,404)	(5.6)%
Effect of changes in tax rates	5,283	1.3%
Deferred asset adjustment	10,239	2.5%
Changes in valuation allowances	(19,272)	(4.6)%
Other	3,839	0.9%
Australia
Statutory tax rate difference between Australia and Switzerland	9,089	2.2%
Share-based payment awards	3,076	0.7%
Changes in valuation allowances	16,013	3.8%
Other	421	0.1%
Germany
Statutory tax rate difference between Germany and Switzerland	2,453	0.6%
Share-based payment awards	2,158	0.5%
Other	(2,671)	(0.6)%
Italy
Changes in valuation allowances	4,260	1.0%
Other	2,360	0.6%
Cayman Islands
Statutory tax rate difference between Cayman Islands and Switzerland	4,253	1.0%
Other	59	0.0%
Japan	1,928	0.5%
Brazil	1,827	0.4%
Other foreign jurisdictions	3,055	0.7%

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

Changes in valuation allowance	(12,725)	(3.1)%
Changes in unrecognized tax benefits	16,208	3.9%
Other adjustments	(1,553)	(0.4)%
Effective tax rate	129,921	31.2%
1.Local taxes in Basel-Stadt canton made up the majority (greater than 50%) of the tax effect in this category.
2.State taxes in Kentucky, Tennessee, New York, and New York City made up the majority (greater than 50%) of the tax effect in this category.
The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. statutory tax rate to the Company’s effective income tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	$	$
Loss before tax	(533,001)	(825,836)
U.S. statutory tax rate	21%	21%
Expected taxation at U.S. statutory tax rate	(111,930)	(173,426)

Foreign and preferential tax rate differential	93,741	144,310
Non-deductible expenses	1,130	19,134
Share-based payment awards	53,446	32,581
State tax (benefit)	(7,988)	(5,872)
Change in valuation allowance	157,286	845,811
Tax relief credits	—	(704,928)
Research tax credits and incentives	(43,602)	(64,343)
Deductible research expenses	(13,644)	—
Tax on unremitted earnings	23,743	—
Foreign-derived intangible income	(40,397)	(37,395)
Taxation for the year	111,785	55,872
Effective tax rate	(21.0)%	(6.8)%

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Significant components of deferred tax assets (liabilities) are as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Accruals and reserves	168,454	121,549	106,708
Net operating losses carryforward	1,338,800	1,137,890	996,588
Share-based compensation	42,236	38,397	26,687
Research tax credits	40,224	34,561	68,117
Tax relief credits	704,928	704,928	704,928
Intangible asset amortization	1,020,858	1,081,442	699,974
Lease liability	14,960	11,882	7,893
R&D and other capitalized costs	361,557	277,061	164,190
Total gross deferred tax assets	3,692,017	3,407,710	2,775,085
Less: valuation allowance	(3,648,017)	(3,403,505)	(2,771,470)
Net deferred tax assets	44,000	4,205	3,615

Property, plant and equipment, net	(53,199)	(10,795)	(12,374)
Tax on unremitted earnings	(29,995)	(23,735)	—
Right of use asset	(14,015)	(11,682)	(7,735)
Total gross deferred tax liabilities	(97,209)	(46,212)	(20,109)

Net deferred tax assets/(liabilities)	(53,209)	(42,007)	(16,494)
Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, the Company believes that as of December 31, 2025, it is more likely than not that certain deferred tax assets will not be realized for the Company’s subsidiaries in Australia, Switzerland, the U.S. and certain subsidiaries in China. For the years ended December 31, 2025 and 2024, there was an increase in the valuation allowance of $158,816 and $157,286, respectively. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.
During 2025, the Company reevaluated its indefinite reinvestment assertions and concluded that a portion of earnings from certain subsidiaries, primarily in the U.S., Canada, Argentina and Israel, are no longer indefinitely reinvested. Accordingly, the Company recognized a deferred tax liability of $29,995, representing the estimated withholding taxes that would be incurred upon the future distribution of these earnings. The Company continues to assert that earnings in its other jurisdictions remain indefinitely reinvested. The Company has not recorded a deferred tax liability for these jurisdictions because the determination of the amount of the associated unrecognized deferred tax liability is not practicable, as it depends on the timing, manner, and tax consequences of potential future distributions, all of which remain uncertain.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The valuation allowances for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Beginning balance, as of January 1	3,403,505	2,771,470	1,943,775
Additions/(subtractions) charged to income tax provision	158,816	157,286	845,811
Additions/(subtractions) charged to equity	50,721	497,823	—
Currency translation and other	34,975	(23,074)	(18,116)
Ending balance, as of December 31	3,648,017	3,403,505	2,771,470
As of December 31, 2025 and 2024, the Company had net operating losses of approximately $7,598,546 and $6,720,659, respectively. As of December 31, 2025, net operating losses were primarily comprised of: $2,239,157 from entities in the PRC which expire in years 2026 through 2035; and $5,359,251 derived from Switzerland which expires in years 2026 through 2032. The Company has approximately $50,843 of U.S. research tax credits which will expire between 2037 and 2045 and approximately $704,928 of Switzerland tax relief credits which will expire in 2028, if not utilized.
The gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Beginning balance, as of January 1	17,239	14,264	11,555
Additions based on tax positions related to prior tax years	5,957	—	—
Reductions based on tax positions related to prior tax years	—	—	—
Additions based on tax positions related to the current tax year	4,639	2,975	2,709
Reductions based on lapse of statute of limitations	—	—	—
Ending balance, as of December 31	27,835	17,239	14,264
Current and prior year additions include assessment of U.S. federal and state tax credits and incentives and intercompany positions taken in China. As of December 31, 2025, the Company had $27,835 of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.
The Company has elected to record interest and penalties related to income taxes as a component of income tax expense. For the years ended December 31, 2025, the Company’s accrued interest and penalties were $2,676 related to positions taken in the U.S. and $3,264 related to positions taken in China. For the years ended December 31, 2024 and 2023, the Company’s accrued interest and penalties, where applicable, related to uncertain tax positions were not material.
The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. As of December 31, 2025, Australia tax matters are open to examination for the years 2014 through 2025, China tax matters are open to examination for the years 2015 through 2025, Switzerland tax matters are open to examination for the years 2021 through 2025, and U.S. federal tax matters are open to examination for years 2016 through 2025. Other U.S. states and non-US tax jurisdictions in which the Company files tax returns remain open to examination for 2015 through 2025. Various U.S., foreign and state income tax returns are currently under examination by taxing authorities, with potential income tax liabilities estimated and updated in light of available facts and circumstances. Due to the uncertain and complex application of income tax regulations globally, it is possible that the ultimate resolution of audits may result in liabilities that could be materially different from original estimates. In such an event, the Company will record additional income tax expense or income tax benefit in the period in which such resolution occurs.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The following table summarizes income taxes paid, net of refunds received, for the year ended December 31, 2025, as required by ASU 2023-09:

Year Ended December 31,
2025
$
U.S. federal	40,500
U.S. state and local
Kentucky	6,065
Other	3,831
Foreign
China	15,472
Australia	14,575
Italy	5,691
Other	14,547
Total income taxes paid	100,681
The following table presents income taxes paid for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	$	$
Income taxes paid	69,430	56,003

The Company qualifies for the Technology Advanced Service Enterprises and High and New Technology Enterprise status for certain subsidiaries in China, which began to expire at the end of 2025. The income tax benefits attributable to this status for the year ended December 31, 2025 is approximately $5,953, or less than $0.01 per share outstanding.
11. Supplemental Balance Sheet Information
Inventories, net consisted of the following:

	As of December 31,
	2025	2024
	$	$
Raw materials	236,190	170,584
Work in process	122,681	60,118
Finished goods	249,356	264,284
Total inventories, net	608,227	494,986

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2025	2024
	$	$
Prepaid research and development costs	52,594	64,277
Short-term restricted cash	41,284	9,312
Prepaid taxes	42,232	23,792
Other receivables	21,781	32,828
Prepaid general and administrative expenses	22,209	21,253
Prepaid insurance	9,759	6,242
Prepaid manufacturing cost	3,935	19,333
Other current assets	18,958	15,882
Total	212,752	192,919
Other non-current assets consist of the following:

	As of December 31,
	2025	2024
	$	$
Long-term investments	61,678	128,933
Long-term restricted cash	20,833	2,025
Rental deposits and other	10,470	8,481
Prepayment of property and equipment	4,964	5,927
Prepaid VAT	3,504	2,875
Prepaid supply cost	969	12,249
Total	102,418	160,490
Accrued expenses and other payables consisted of the following:

	As of December 31,
	2025	2024
	$	$
Compensation related	305,055	248,348
Sales rebates and returns related	398,533	235,600
External research and development activities related	156,525	154,269
Commercial activities	118,449	77,530
Accrued general and administrative expenses	36,635	31,106
Individual income tax and other taxes	60,359	34,904
Other	33,564	21,956
Total	1,109,120	803,713

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Other long-term liabilities consist of the following:

	As of December 31,
	2025	2024
	$	$
Deferred government grant income	28,979	30,324
Pension liability	18,170	16,405
Asset retirement obligation	3,565	3,794
Other	29,531	16,212
Total	80,245	66,735
12. Debt
Facilities Agreement
In November 2025, BeOne Medicines Ltd. entered into the Facilities Agreement (the “Facilities Agreement”), by and among certain subsidiaries of the Company, as guarantors, the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), as global coordinator, original mandated lead arranger and bookrunner, agent and security agent, and certain financial institutions listed in the Facilities Agreement, as lenders. The Facilities Agreement provides for a $140,000 U.S. dollar-denominated, 2-year, B1 revolving credit facility (the “B1 Revolving Loan Facility”), a $560,000 U.S. dollar-denominated, 2-year, B2 term loan facility (the “B2 Term Loan Facility” and, together with the B1 Revolving Loan Facility, the “B Loan Facilities”), and a RMB 2,150,000 Renminbi-denominated, 3-year, A term loan facility (the “A Loan Facility”) (collectively, the “Loan Facilities”). Subsequently, the Company consummated the refinancing of its short-term working capital loans of $768,375 in aggregate through the proceeds from the B2 Term Loan Facility and A Loan Facility.
The following table presents outstanding borrowings under the Facilities Agreement:

As of December 31,
2025
$
A Loan Facility	12,298
Less: unamortized debt issuance costs	(3,235)
Total short-term debt	9,063

A Loan Facility	295,152
B2 Term Loan Facility	560,000
Less: unamortized debt issuance costs	(18,783)
Total long-term debt	836,369
The A Loan Facility requires repayment of 4% of the aggregate amount outstanding every six months beginning on November 24, 2026, with all remaining principal outstanding due on November 24, 2028. The B2 Term Loan Facility requires repayment of 10% of the aggregate amount outstanding every three months beginning on June 15, 2027, with all remaining principal outstanding due on December 15, 2027, unless the final repayment date is extended. The Company may voluntarily prepay borrowings, in whole or in part, under the Facilities Agreement without premium or penalty. The Facilities Agreement also contains certain customary mandatory prepayment provisions in the event that the Company undergoes a change of control and in relation to disposal and insurance proceeds.
The A Loan Facility is subject to an interest rate equal to the Reference Rate (RMB) (as defined in the Facilities Agreement) plus a margin of 0.65% per annum. The B Loan Facilities are subject to an interest rate equal to the Reference Rate (USD) (as defined in the Facilities Agreement) plus a margin of 2.40% per annum. In addition to paying interest on the outstanding principal, the Company is also required to pay a commitment fee of 0.85% on the undrawn and uncancelled amounts under the Loan Facilities.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
As of December 31, 2025, the B1 Revolving Loan Facility was available for borrowing. Excluding commitment fees, the interest rate for the A Loan Facility and B2 Term Loan Facility was 3.65% and 6.10%, respectively, as of December 31, 2025.
The Loan Facilities are guaranteed by BeOne Medicines UK, Ltd., BeOne Medicines US Holdings, LLC, BeOne Medicines I GmbH, BeOne Medicines (Hong Kong) Co., Limited, BeOne Medicines Aus Pty Ltd, BG NC, Ltd., BG NC, Ltd., BeOne Medicines Hopewell Urban Renewal, LLC, BeOne Medicines US Manufacturing Co., Inc., BeOne Medicines Treasury Ltd., and BeOne Medicines USA, Inc. (collectively, “Guarantors”). Except as otherwise provided by applicable law, all obligations under the Loan Facilities are unconditionally guaranteed jointly and severally by the Guarantors.
Subject to certain limitations, the Loan Facilities are secured on a first priority basis granted in favor of HSBC (as security agent on behalf of the secured parties) by: (a) a security interest in the equity interests of a member of the Company and its subsidiaries and (b) security interests in, and mortgage on, the Company’s manufacturing and clinical R&D facility in New Jersey.
The Facilities Agreement contains various customary representations, warranties and covenants applicable to the Company and its subsidiaries. In addition, the Facilities Agreement contains financial covenants, including covenants requiring the maintenance of: (i) a minimum cash interest coverage ratio of not less than 5.00 to 1.00; (ii) a net leverage ratio of not greater than 2.50 to 1.00; (iii) a minimum total consolidated shareholders’ equity of not less than $2.7 billion; (iv) a minimum cash balance held outside the PRC by the Company and the Guarantors of $500.0 million; (v) a maximum financial indebtedness of the Company and its subsidiaries not to exceed $2.0 billion; and (vi) a maximum financial indebtedness of the Company’s subsidiaries that are incorporated or registered in the PRC not to exceed $500.0 million. The Company was compliant with the required covenants as of December 31, 2025.
In connection with the execution of the Facilities Agreement, the Company capitalized $23,392 of debt issuance costs. The Company allocated these costs among the Loan Facilities based on the maximum borrowing capacity and amortizes the costs using the effective interest method for the A Loan Facility and B2 Term Loan Facility and on a straight-line basis for the B1 Revolving Loan Facility. Non-cash interest expense related to the amortization of the debt issuance costs for the year ended December 31, 2025 was $692.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Other Bank Loans
The following table summarizes the Company’s short-term working capital loans and project loans of December 31, 2025 and 2024:

Lender	Borrower	Term	Maturity Date	Note	As of December 31,
					2025	2024
					$	$
China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	21,450	16,440
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	8,989	8,611
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	8,497	8,148
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	9,294	1,384
China Merchants Bank	BeOne Medicines Ltd.	1-year	January 21, 2026	5	—	380,000
China Minsheng Bank	BeOne Medicines Ltd.	1-year	December 16, 2025	6	—	150,000
China Industrial Bank	BeOne Medicines USA, Inc.	364-days	June 28, 2026	7	—	—
China Industrial Bank	BeOne Medicines Ltd.	364-days	March 27, 2025	8	—	92,475
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	1-year	June 5, 2025	9	—	54,800
HSBC Bank	BeOne Medicines Ltd.	1-year	June 17, 2026	10	—	46,580
Shanghai Pudong Development Bank	BeOne Medicines Ltd.	1-year	November 24, 2025	11	—	93,091
Total short-term debt					48,230	851,529

China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	21,450	41,100
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	20,224	27,987
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	25,970	33,020
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	57,900	64,377
Total long-term debt					125,544	166,484
1.The credit facility offers a borrowing capacity of RMB 580,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.8% as of December 31, 2025. The outstanding principal balance is payable in semi-annual installments. The Company repaid $17,225 (or RMB 120,000) during the year ended December 31, 2025. The loan is secured by BeOne Guangzhou Biologics Manufacturing Co., Ltd.’s property ownership certificate and fixed assets.
2.The credit facility offers a borrowing capacity of RMB 350,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.4% as of December 31, 2025. The outstanding principal balance is payable in quarterly installments. The Company repaid $8,726 (RMB 62,857) during the year ended December 31, 2025. The loan is secured by Guangzhou Factory’s south district land use right and certain fixed assets.
3.The credit facility offers a borrowing capacity of RMB 378,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.2% as of December 31, 2025. The outstanding principal balance is payable in quarterly installments. The Company repaid $8,287 (RMB 59,475) during the year ended December 31, 2025. The loan is secured by fixed assets placed into service in the third phase of the Guangzhou manufacturing facility’s buildout.
4.The credit facility offers a borrowing capacity of RMB 480,000, denominated in RMB, and bears floating interest rate benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.3% as of December 31, 2025. The outstanding principal balance is payable in semi-annual installments. The Company repaid $1,442 (RMB 10,100) during the year ended December 31, 2025. The loan is secured by BeOne Pharmaceutical (Suzhou) Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
5.The working capital loan facility offers a borrowing capacity of up to $380,000, denominated in USD, and bears floating interest rates benchmarking the secured overnight financing rate. The Company repaid the loan with the proceeds from the Loan Facilities in the fourth quarter of 2025.
6.The working capital loan facility offers a borrowing capacity of up to $150,000, denominated in USD. The Company repaid the loan with the proceeds from the Loan Facilities in the fourth quarter of 2025.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
7.The working capital loan facility offered a borrowing capacity of up to RMB 675,000, denominated in RMB. The Company drew down the facility in the second quarter of 2025 and repaid the loan with the proceeds from the Loan Facilities in the fourth quarter of 2025.
8.The working capital loan facility offered a borrowing capacity of up to RMB 675,000, denominated in RMB. The Company repaid the loan during the year ended December 31, 2025.
9.The working capital loan facility offers a borrowing capacity of up to RMB 400,000, denominated in RMB. The Company repaid the loan during the year ended December 31, 2025.
10.The working capital loan facility offers a borrowing capacity of up to RMB 340,000, denominated in RMB, and bears floating interest rates benchmarking Hong Kong interbank market rate for RMB. The Company repaid the loan with the proceeds from the Loan Facilities in the fourth quarter of 2025.
11.The working capital loan facility offers a borrowing capacity of up to RMB 700,000, denominated in RMB. The Company repaid the loan with the proceeds from the Loan Facilities in the fourth quarter of 2025.
The Company has numerous financial and non-financial covenants on its debt obligations with the lenders above. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. As of December 31, 2025, the Company was in compliance with all covenants of its material debt agreements.
Contractual Maturities of Debt Obligations
The aggregate contractual maturities of all borrowings due subsequent to December 31, 2025 are as follows:

Maturity dates	Amounts
$
Year ending December 31, 2026	60,528
Year ending December 31, 2027	632,825
Year ending December 31, 2028	297,337
Year ending December 31, 2029	20,518
Year ending December 31, 2030	9,295
Thereafter	20,721
Total	1,041,224
Interest Expense
Interest on bank loans is paid quarterly until the respective loans are fully settled. Excluding the amortization of debt issuance costs, interest expense on bank loans for the years ended December 31, 2025, 2024 and 2023 amounted to $49,950, $46,894 and $20,800, respectively, among which, $12,443, $32,158 and $16,571 was capitalized, respectively. Interest paid for the years ended December 31, 2025, 2024 and 2023, net of amounts capitalized, amounted to $34,428, $19,723 and $3,484, respectively.
13. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA and TEVIMBRA in the U.S., China, and other regions; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; REVLIMID® and VIDAZA® in China under a license from BMS; and POBEVCY® in China under a license from Bio-Thera.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The table below presents the Company’s net product sales for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Product revenue - gross	6,730,957	4,786,744	2,718,969
Less: Rebates and sales returns	(1,448,896)	(1,007,198)	(529,117)
Product revenue - net	5,282,061	3,779,546	2,189,852
The following table disaggregates net product revenue by product for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	$	$	$
BRUKINSA®	3,928,489	2,644,226	1,290,396
TEVIMBRA®	737,304	620,836	536,620
XGEVA®	305,979	224,403	92,828
BLINCYTO®	104,224	74,331	54,342
KYPROLIS®	74,974	66,171	39,799
POBEVCY®	47,400	53,509	56,547
Other	83,691	96,070	119,320
Total product revenue - net	5,282,061	3,779,546	2,189,852
The following table presents the roll-forward of accrued sales chargebacks, rebates, returns and other deductions for the years ended December 31, 2025 and 2024.

	Rebates, Returns and Other Deductions	Contra AR Accruals	Total
	$	$
Balance at December 31, 2023	139,936	30,435	170,371
Amounts charged against product revenue	491,756	515,442	1,007,198
Payments and credits	(396,092)	(495,178)	(891,270)
Balance at December 31, 2024	235,600	50,699	286,299
Amounts charged against product revenue	657,138	791,758	1,448,896
Payments and credits	(494,205)	(763,331)	(1,257,536)
Balance at December 31, 2025	398,533	79,126	477,659

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
14. Earnings (Loss) Per Share/ADS
The following table reconciles the numerator and denominator in the computations of earnings (loss) per share/ADS:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Numerator:
Net income (loss)	286,933	(644,786)	(881,708)

Denominator:
Weighted-average shares outstanding—basic	1,417,803,727	1,368,746,793	1,357,034,547
Dilutive common shares equivalents	57,026,181	—	—
Weighted-average shares outstanding—diluted	1,474,829,908	1,368,746,793	1,357,034,547
Antidilutive common share equivalents excluded from above	1,089,967	—	—

Earnings (loss) per share:
Basic	0.20	(0.47)	(0.65)
Diluted	0.19	(0.47)	(0.65)

Earnings (loss) per ADS:
Basic	2.63	(6.12)	(8.45)
Diluted	2.53	(6.12)	(8.45)
For the year ended December 31, 2025, diluted earnings per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of stock options, restricted stock units and ESPP shares. The dilutive effect of outstanding stock options, restricted stock units and ESPP shares is reflected in diluted net earnings per share using the treasury stock method.
For the years ended December 31, 2024 and 2023, the Company was in a net loss position and the effects of all share options, restricted share units and ESPP shares were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.
Each ADS represents 13 ordinary shares. Basic and diluted earnings (loss) per ADS was derived from the basic and diluted earnings (loss) per share, respectively.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
15. Share-Based Compensation
2016 Share Option and Incentive Plan
In January 2016, in connection with its U.S. IPO, the board of directors and shareholders of the Company approved the 2016 Share Option and Incentive Plan (the “2016 Plan”), which became effective in February 2016. The Company initially reserved 65,029,595 ordinary shares for the issuance of awards under the 2016 Plan, plus any shares available under the 2011 Option Plan (the “2011 Plan”), and not subject to any outstanding options as of the effective date of the 2016 Plan, along with underlying share awards under the 2011 Plan that were cancelled or forfeited without issuance of ordinary shares. As of December 31, 2025, ordinary shares cancelled or forfeited under the 2011 Plan that were carried over to the 2016 Plan totaled 5,167,238. The 2016 Plan provided for an annual increase in the shares available for issuance, to be added on the first day of each fiscal year, beginning on January 1, 2017, equal to the lesser of (i) five percent (5%)% of the outstanding shares of the Company’s ordinary shares on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the Company’s board of directors or the compensation committee. On January 1, 2018, 29,603,616 ordinary shares were added to the 2016 Plan under this provision. However, in August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated 2016 Plan to remove this “evergreen” provision and implement other changes required by the Hong Kong Stock Exchange (“HKEx”) rules. In December 2018, the shareholders of the Company approved a second amended and restated 2016 Plan to increase the number of shares authorized for issuance by 38,553,159 ordinary shares, as well as amend the cap on annual compensation to independent directors and make other changes. In June 2020, the shareholders approved an Amendment No. 1 to the 2016 Plan to increase the number of shares authorized for issuance by 57,200,000 ordinary shares and to extend the term of the plan through April 13, 2030. The number of shares available for issuance under the 2016 Plan is subject to adjustment in the event of a share split, share dividend or other change in the Company’s capitalization.
As of December 31, 2025, share-based awards to acquire 60,641,671 ordinary shares were available for future grant under the 2016 Plan.
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
2018 Employee Share Purchase Plan
In June 2018, the shareholders of the Company approved the 2018 ESPP. Initially, 3,500,000 ordinary shares of the Company were reserved for issuance under the ESPP. In August 2018, in connection with the Hong Kong IPO, the board of directors of the Company approved an amended and restated ESPP to remove an “evergreen” share replenishment provision originally included in the plan and implement other changes required by the HKEx rules. In December 2018, the shareholders of the Company approved a second amended and restated ESPP to increase the number of shares authorized for issuance by 3,855,315 ordinary shares to 7,355,315 ordinary shares. In June 2024, the shareholders of the Company approved a fourth amended and restated ESPP to increase the number of shares authorized for issuance by 5,070,000 ordinary shares to 12,425,315 ordinary shares. The ESPP allows eligible employees to purchase the Company’s ordinary shares (including in the form of ADSs) at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s ADSs at the beginning or the end of each offering period, whichever is lower, using funds deducted from their payroll during the offering period. Eligible employees are able to authorize payroll deductions of up to 10% of their eligible earnings, subject to applicable limitations.
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
As of December 31, 2025, 3,179,780 ordinary shares were available for future issuance under the ESPP.
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

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
The following table summarizes the Company’s share option activities during the year ended December 31, 2025 under the 2011, 2016 and 2018 Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	$	Years	$
Outstanding at December 31, 2024	77,982,656	9.70
Granted	2,527,499	19.80	10.44
Exercised	(30,065,802)	5.61			448,698
Forfeited	(2,211,642)	16.61
Outstanding at December 31, 2025	48,232,711	12.46		5.03	537,801
Exercisable as of December 31, 2025	37,198,441	11.67		4.09	446,954
Vested and expected to vest at December 31, 2025	46,467,228	12.36		4.91	523,265
As of December 31, 2025, the unrecognized compensation cost related to 9,268,787 unvested share options expected to vest was $63,875. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.4 years.
The total fair value of employee share option awards vested during the years ended December 31, 2025, 2024 and 2023 was $55,954, $68,420 and $61,121, respectively.
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
The following table presents the range of fair values and the assumptions used to estimate those fair values of the share options granted in the years presented:

	Year Ended December 31,
	2025	2024	2023
Fair value of ordinary share	$8.79 ~ $10.76	$5.72 ~ $9.19	$7.26 ~ $10.72
Risk-free interest rate	4.2% ~ 4.6%	3.8% ~ 4.6%	3.4% ~ 4.6%
Expected exercise multiple	2.8	2.8	2.8
Expected volatility	56% ~ 57%	57% ~ 58%	58% ~ 60%
Expected dividend yield	0%	0%	0%
Contractual life	10 years	10 years	10 years

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Restricted share units
The following table summarizes the Company’s restricted share unit activities during the year ended December 31, 2025 under the 2016 and 2018 Plans:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2024	83,654,116	13.70
Granted	29,086,395	20.34
Vested	(26,921,973)	14.43
Forfeited	(8,737,846)	14.72
Outstanding at December 31, 2025	77,080,692	15.84
Expected to vest at December 31, 2025	64,747,781	15.84
As of December 31, 2025, the unrecognized compensation cost related to unvested restricted share units expected to vest was $899,790. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.7 years.
Performance share units
The following table summarizes the Company’s performance share unit activities during the year ended December 31, 2025 under the 2016 Plan:

	Numbers of Shares	Weighted-Average Grant Date Fair Value
		$
Outstanding at December 31, 2024	2,176,551	12.37
Granted	1,876,056	20.38
Performance adjustments[1]	151,567	12.34
Forfeited	(269,542)	13.09
Outstanding at December 31, 2025	3,934,632	16.14
Expected to vest at December 31, 2025	3,305,091	16.14
1.The amount shown represents performance adjustments related primarily to the performance-based awards granted during the year ended December 31, 2024.
As of December 31, 2025, the unrecognized compensation cost related to unvested performance share units expected to vest was $38,878. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 1.9 years.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Share-based compensation expense
The following table summarizes total share-based compensation cost recognized for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Research and development	217,440	186,113	163,550
Selling, general and administrative	292,807	255,680	204,038
Total	510,247	441,793	367,588
16. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive (loss) income was as follows:

	Foreign Currency Translation Adjustments	Other Adjustments	Total
	$	$	$
December 31, 2023	(87,987)	(11,459)	(99,446)
Other comprehensive loss before reclassifications	(47,565)	(2,788)	(50,353)
Amounts reclassified from accumulated other comprehensive loss [1]	—	811	811
Net-current period other comprehensive loss	(47,565)	(1,977)	(49,542)
December 31, 2024	(135,552)	(13,436)	(148,988)
Other comprehensive income before reclassifications	69,300	591	69,891
Amounts reclassified from accumulated other comprehensive loss [1]	—	913	913
Net-current period other comprehensive income	69,300	1,504	70,804
December 31, 2025	(66,252)	(11,932)	(78,184)
1 The amounts reclassified from accumulated other comprehensive (loss) income were included in other (expense) income, net in the consolidated statements of operations.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
17. Shareholders’ Equity
During the three years ended December 31, 2025, the Company completed the following equity transactions:
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
During the years ended December 31, 2025, 2024 and 2023, no appropriation to statutory reserves was made, because the PRC subsidiaries had an accumulated deficit as of the end of such periods.
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2025 and 2024, amounts restricted were the net assets of the Company’s PRC subsidiaries, which, after intercompany eliminations, amounted to $2,012,019 and $1,709,961, respectively.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
19. Employee Benefit Plans
Defined Contribution Plans
Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the PRC government for these benefits based on certain percentage of employees’ salaries. The Company has no legal obligation for such benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $107,246, $101,779 and $94,358 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company maintains a defined contribution 401(k) savings plan (the “401(k) Plan”) for U.S. employees. The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax, Roth or non-Roth after-tax basis. In addition, the Company has a matching contribution to the 401(k) Plan, matched dollar for dollar of eligible contributions up to 6% in the 2025 plan year. Company contributions to the 401(k) Plan totaled $24,494, $20,839 and $15,316 in the years ended December 31, 2025, 2024 and 2023, respectively.
The Company maintains a government mandated program to cover its employees in Switzerland for pension, death, and disability. The program is considered a defined contribution plan under U.S. GAAP. Employer and employee contributions are made based on various percentages of salaries and wages that vary based on employee age and other factors. Company contributions into the program amounted to $4,562, $3,825, and $2,710 in the years ended December 31, 2025, 2024 and 2023, respectively.
Company contributions into defined contribution plans for the remaining subsidiaries were immaterial.
Defined Benefit Plan
The Company maintains a defined benefit pension plan covering its employees in Switzerland (the “Swiss Pension Plan”). The Swiss Pension Plan is a government mandated fund that provides benefits to employees upon retirement, death, or disability. Contributions are made based on various percentages of participants’ salaries and wages determined based on participants’ age and other factors. As of December 31, 2025 and 2024, the projected benefit obligations under the Swiss Pension Plan were approximately $105,538 and $80,199, respectively, and the Swiss Pension Plan assets were approximately $87,368 and $63,794, respectively. The funded status of the Swiss Pension Plan is included in other long-term liabilities in the accompanying consolidated balance sheets.
The Company’s annual contribution to the Swiss Pension Plan is estimated to be approximately $4,540 in 2026 and is expected to evolve thereafter proportionally with changes in staffing and compensation levels, actuarial assumptions and actual investment returns on plan assets.
The following table reflects the total expected benefit payments to Swiss Pension Plan participants in the upcoming 10 years and have been estimated based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2025:

Amounts
$
Year ending December 31, 2026	5,766
Year ending December 31, 2027	5,622
Year ending December 31, 2028	5,581
Year ending December 31, 2029	5,734
Year ending December 31, 2030	5,876
Thereafter	29,271
Total	57,850

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
20. Commitments and Contingencies
Purchase Commitments
As of December 31, 2025, the Company had purchase commitments amounting to $205,175, of which $24,921 related to non-utilization fees and minimum purchase requirements for supply purchased from contract manufacturing organizations and $180,254 related to binding purchase order obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $46,431 for the acquisition of property, plant and equipment as of December 31, 2025 related to various facilities across the globe.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global clinical development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company is funding its portion of the co-development costs by contributing cash and/or development services. As of December 31, 2025, the Company’s remaining co-development funding commitment was $130,393.
Funding Commitment
The Company had committed capital related to equity investments in the amount of $15,891. As of December 31, 2025, the remaining capital commitment was $5,241 and is expected to be paid from time to time over the investment period.
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
The primary measure of segment profitability for the Company’s operating segment is considered to be consolidated net income (loss). Significant segment expenses reviewed by the CODM on a regular basis included within net income (loss) include cost of product sales, research and development expenses and selling, general and administrative expenses which are separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include interest income, interest expense, other (expense) income, net and income tax expense.
The Company’s long-lived assets are primarily located in the U.S. and China.

BEONE MEDICINES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
Net product revenues by geographic area are based upon the location of the customer, and net other revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total net revenues by geographic area are presented as follows:

	Year Ended December 31,
	2025	2024	2023
	$	$	$
U.S. - total revenue	2,880,324	1,957,498	1,128,219
Product revenue	2,841,246	1,950,530	945,551
Other revenue	39,078	6,968	182,668

China- total revenue	1,679,531	1,411,307	1,101,951
Product revenue	1,659,363	1,390,699	1,093,091
Other revenue	20,168	20,608	8,860

Europe- total revenue	611,369	362,626	202,014
Product revenue	609,643	359,507	122,228
Other revenue	1,726	3,119	79,786

Rest of world- total revenue	171,809	78,810	26,595
Product revenue	171,809	78,810	28,982
Other revenue	—	—	(2,387)
Total Revenue	5,343,033	3,810,241	2,458,779

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 31, 2025, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been tested by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in “Item 8—Financial Statements and Other Supplementary Data” in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a)
Not applicable.
(b)
The following table describes for the fourth quarter ended December 31, 2025 each trading arrangement for the purchase or sale of the Company’s securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Dr. Xiaobin Wu (President, Chief Operating Officer)	Adoption (November 7, 2025)	Rule 10b5-1 trading arrangement	Sale	Through February 26, 2027	Up to 30,000 ADSs
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
Our independent public accounting firm is Ernst & Young LLP (PCAOB ID: 0042), located in Boston, Massachusetts, U.S.
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The financial statements listed in the Index to Consolidated Financial Statements beginning on page 141 are filed as part of this Annual Report.
We have included Additional Financial Information of Parent Company - Financial Statements Schedule I for the years ended December 31, 2025, 2024 and 2023 on page 201. No other financial statement schedules have been filed as part of this report because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
The exhibits filed as part of this Annual Report are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.

Schedule I - Condensed Financial Information of Registrant

BeOne Medicines Ltd.
Financial Information of Parent Company
Condensed Statements of Operations
(Amounts in thousands of U.S. Dollars (“$”))

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Operating expenses
Research and development	29,372	427,129	381,854
Amortization of research and development cost share liability	(101,095)	(73,226)	(55,294)
Selling, general and administrative	69,530	357,103	304,543
Total operating expenses	(2,193)	711,006	631,103
Income (loss) from operations	2,193	(711,006)	(631,103)
Interest (expense) income, net	(20,887)	3,101	48,982
Other income (expense), net	305,686	63,522	(297,856)
Income (loss) before income taxes	286,992	(644,383)	(879,977)
Income tax expense	59	403	1,731
Net income (loss)	286,933	(644,786)	(881,708)

BeOne Medicines Ltd.
Financial Information of Parent Company
Condensed Statements of Comprehensive Loss
(Amounts in thousands of U.S. Dollars (“$”))

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Net income (loss)	286,933	(644,786)	(881,708)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	69,300	(47,565)	(25,464)
Other adjustments	1,504	(1,977)	3,435
Comprehensive income (loss)	357,737	(694,328)	(903,737)

BeOne Medicines Ltd.
Financial Information of Parent Company
Condensed Balance Sheets
(Amounts in thousands of U.S. Dollars (“$”))

	As of December 31,
	2025	2024
	$	$
Assets
Current assets:
Cash and cash equivalents	584,216	400,135
Prepaid expenses and other current assets	180,495	249,016
Total current assets	764,711	649,151
Loans to subsidiaries	1,710,737	1,731,266
Investment in wholly owned subsidiaries	3,314,162	2,081,335
Other non-current assets	41,658	114,728
Total assets	5,831,268	4,576,480
Liabilities and shareholders’ equity
Current liabilities:
Accrued expenses and other payables	254,815	312,957
Indebtedness to subsidiaries	253,194	—
Research and development cost share liability, current portion	64,345	111,154
Short-term debt	9,063	762,146
Total current liabilities	581,417	1,186,257
Long-term debt	836,369	—
Research and development cost share liability, non-current portion	—	54,286
Other long-term liabilities	52,288	3,714
Total liabilities	1,470,074	1,244,257
Total shareholders’ equity	4,361,194	3,332,223
Total liabilities and shareholders’ equity	5,831,268	4,576,480

BeOne Medicines Ltd.
Financial Information of Parent Company
Condensed Statements of Cash Flows
(Amounts in thousands of U.S. Dollars (“$”))

	Year Ended December 31,
	2025	2024	2023
	$	$	$
Cash flows from operating activities:
Net income (loss)	286,933	(644,786)	(881,708)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Acquired in-process research and development	—	—	15,000
Amortization of research and development cost share liability	(101,095)	(73,226)	(55,294)
Unrealized (gains) losses in subsidiaries	(484,466)	(85,471)	237,351
Other items, net	81,247	31,651	(374,370)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	27,544	1,053	30,519
Accrued expenses and other payables	56,259	627,307	(140,126)
Net cash used in operating activities	(133,578)	(143,472)	(1,168,628)
Cash flows from investing activities:
Proceeds from sale or maturity of short-term investments	954	2,628	552,000
Loans to subsidiaries	—	(442,917)	(53,100)
Repayments from subsidiaries	279,031	423,532	252,662
Investment in subsidiaries	(173,429)	(406,624)	(883,328)
Other investing activities	(9,670)	(17,735)	(27,981)
Net cash provided by (used in) investing activities	96,886	(441,116)	(159,747)
Cash flows from financing activities:
Proceeds from long-term loan	850,586	—	—
Proceeds from short-term loans	139,453	813,058	547,842
Repayment of short-term loans	(893,987)	(593,898)	(293,002)
Proceeds from option exercises and employee share purchase plan	196,281	45,371	55,712
Other financing activities	(47,587)	—	—
Net cash provided by financing activities	244,746	264,531	310,552
Effect of foreign exchange rate changes, net	6,228	(4,356)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	214,282	(324,413)	(1,017,823)
Cash, cash equivalents, and restricted cash, beginning of year	400,135	724,548	1,742,371
Cash, cash equivalents, and restricted cash, end of year	614,417	400,135	724,548

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
2.The condensed financial information has been prepared using the same accounting policies as set out in the consolidated financial statements. For purposes of this condensed financial information, BeOne Medicines Ltd. (the “Parent Company”)’s investments in its wholly owned and majority owned subsidiaries are recorded under the equity method of accounting in accordance with ASC 323.
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
4.As of December 31, 2025, the Parent Company had a remaining capital commitment of $4,350 on an equity investment which is expected to be paid from time to time over the investment period. The Parent Company has unconditionally guaranteed the payment and performance of the obligations of BeOne Medicines I GmbH in accordance with the terms of the global strategic oncology collaboration with Amgen Inc. No amounts have been recognized related to this guarantee. The Parent Company has no other material contingencies, long-term obligations or guarantees not already disclosed in its consolidated financial statements.

Item 16. Form 10‑K Summary
Not applicable.

Exhibit Index

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1		Articles of Association of BeOne Medicines Ltd., effective May 27, 2025.		8-K12G3 (Exhibit 3.1)	5/27/2025	000-56752
3.2		Organizational Regulations of BeOne Medicines Ltd., effective May 27, 2025.		8-K12G3 (Exhibit 3.2)	5/27/2025	000-56752
4.1	.1	Amended and Restated Deposit Agreement, dated May 27, 2025, by and between the Company and Citibank, N.A., and the Form of American Depositary Receipt thereunder.		8-K12G3 (Exhibit 4.1.1)	5/27/2025	000-56752
	.2	Amended and Restated Restricted ADS Letter Agreement, dated May 27, 2025, by and between the Company and Citibank, N.A.		8-K12G3 (Exhibit 4.1.3)	5/27/2025	000-56752
	.3	Amended and Restated Letter Agreement, dated May 27, 2025, by and between the Company and Citibank, N.A.		8-K12G3 (Exhibit 4.1.4)	5/27/2025	000-56752
	.4	Amended and Restated Supplemental Letter Agreement, dated May 27, 2025, by and between the Company and Citibank, N.A.		8-K12G3 (Exhibit 4.1.5)	5/27/2025	000-56752
4.2		Form of American Depositary Receipt under the Amended and Restated Deposit Agreement (included in Exhibit 4.1.1)		8-K12G3 (Exhibit 4.1.2)	5/27/2025	000-56752
4.3	.1	Registration Rights Agreement, dated as of November 16, 2016, by and among the Registrant and the investors named therein		8-K (Exhibit 4.1)	11/17/2016	001-37686
	.2	Amendment No. 1 to Registration Rights Agreement, dated December 1, 2020, between the Company and the Investors		8-K (Exhibit 10.1)	12/2/2020	001-37686
	.3	Amendment No. 2 to Registration Rights Agreement, dated May 3, 2023, between the Company and the Investors		10-Q (Exhibit 10.3)	5/4/2023	001-37686
4.4		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
Collaboration, License and Commercial Agreements
10.1		Share Subscription Agreement, dated July 5, 2017, by and between Celgene Switzerland LLC and the Registrant		8-K (Exhibit 10.1)	7/6/2017	001-37686
10.2##
Letter Agreement, dated June 14, 2019, by and among the Registrant, BeiGene Switzerland GmbH, Celgene Corporation and Celgene Switzerland LLC, to terminate the Amended and Restated Exclusive License and Collaboration Agreement, dated August 31, 2017
				10-Q (Exhibit 10.1)	8/8/2019	001-37686
10.3	.1##	Share Purchase Agreement, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.9)	3/2/2020	001-37686
	.2	Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.10)	3/2/2020	001-37686
	.3	Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and between the Registrant and Amgen Inc.		8-K (Exhibit 10.1)	9/24/2020	001-37686

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.4	Amendment No. 3 to Share Purchase Agreement, dated January 30, 2023, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.4.4)	2/27/2023	001-37686
10.4	.1##	Collaboration Agreement, dated October 31, 2019, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-K (Exhibit 10.11)	3/2/2020	001-37686
	.2##	First Amendment to Collaboration Agreement, dated April 20, 2022, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-Q (Exhibit 10.1)	8/8/2022	001-37686
	.3##	Second Amendment to Collaboration Agreement, dated February 26, 2023, by and among the Registrant, BeiGene Switzerland GmbH and Amgen Inc.		10-Q (Exhibit 10.1)	5/4/2023	001-37686
	.4	Letter Agreement, dated May 9, 2025, regarding the Collaboration Agreement, dated October 31, 2019, by and between BeiGene Switzerland GmbH and Amgen Inc.		10-Q (Exhibit 10.19)	8/6/2025	001-37686
	.5##	Waiver under Collaboration Agreement, dated August 11, 2025, by and between the Registrant, BeOne Medicines I GmbH, and Amgen Inc.		10-Q (Exhibit 10.2)	11/6/2025	001-37686
	.6##	Waiver under Collaboration Agreement, dated October 1, 2025, by and between the Registrant, BeOne Medicines I GmbH, and Amgen Inc.	X
	.7##	Third Amendment to Collaboration Agreement, dated October 31, 2025, by and among the Registrant, BeOne Medicines I GmbH and Amgen Inc.	X
	.8##	Fourth Amendment to Collaboration Agreement, dated November 11, 2025, by and among the Registrant, BeOne Medicines I GmbH and Amgen Inc.	X
10.5		Guarantee, dated October 31, 2019, by and between the Registrant and Amgen Inc.		10-K (Exhibit 10.12)	3/2/2020	001-37686
Equity and Other Compensation Plans
10.6†		2011 Option Plan, as amended and form of option agreement thereunder		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.1)	5/27/2025	333-279980
10.7†	.1†	Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.1)	5/27/2025	333-279980
	.2†	Form of Global Performance Share Unit Award Agreement for Employees under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.2)	5/27/2025	333-279980
	.3†	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.3)	5/27/2025	333-279980

Exhibit No.		Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.4†	Form of Global Restricted Share Unit Award Agreement for Employees under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.4)	5/27/2025	333-279980
	.5†	Form of Global Restricted Share Unit Award Agreement for Consultants under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.5)	5/27/2025	333-279980
	.6†	Form of Global Non-Qualified Share Option Agreement for Employees under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.6)	5/27/2025	333-279980
	.7†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Directors under the Third Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.9)	8/2/2023	001-37686
	.8†	Form of Global Non-Qualified Share Option Agreement for Non-Employee Consultants under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		POS AM No. 1 to Registration Statement on Form S-8 (Exhibit 99.2.8)	5/27/2025	333-279980
10.8†		Fifth Amended and Restated 2018 Employee Share Purchase Plan		10-Q (Exhibit 10.18)	8/6/2025	001-37686
10.9†		Senior Executive Cash Incentive Bonus Plan		S-1 (Exhibit 10.19)	1/19/2016	333-207459
10.10†		Independent Non-Executive Director Compensation Policy, as amended		POS AM No. 1 to Registration Statement on Form S-4 (Exhibit 10.10)	5/27/2025	333-281324
Agreements with Executive Officers and Directors
10.11†		Form of Indemnification Agreement, entered into between the Registrant and its directors and officers		8-K12G3 (Exhibit 10.6)	5/27/2025	000-56752
10.12†		Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines USA, Inc. and John V. Oyler.		8-K12G3 (Exhibit 10.1)	5/27/2025	000-56752
10.13†		Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines (Beijing) Co., Ltd. and Xiaobin Wu.		8-K12G3 (Exhibit 10.2)	5/27/2025	000-56752
10.14†		Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines USA, Inc. and Aaron Rosenberg.		8-K12G3 (Exhibit 10.3)	5/27/2025	000-56752
10.15†		Consulting Agreement, effective May 27, 2025, by and between BeOne Medicines USA, Inc. and Xiaodong Wang.		8-K12G3 (Exhibit 10.7)	5/27/2025	000-56752
10.16†		Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines (Shanghai) Co., Ltd. and Lai Wang.		8-K12G3 (Exhibit 10.4)	5/27/2025	000-56752

Exhibit No.	Exhibit Description	Filed/ Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.17†	Executive Employment Agreement, effective May 27, 2025, by and between BeOne Medicines USA, Inc. and Chan Lee.		8-K12G3 (Exhibit 10.5)	5/27/2025	000-56752
Other Agreements
10.18##
Settlement and Termination Agreement, dated as of August 1, 2023, by and between the Registrant, BeiGene Switzerland GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Celgene Switzerland LLC, Celgene Kappa Holdings LLC, Celgene Holdings East Corporation and Celgene Logistics Sàrl
			10-Q (Exhibit 10.1)	11/9/2023	001-37686
10.19##
First Amendment to the Settlement and Termination Agreement, dated as of January 10, 2024, by and between the Registrant, BeiGene Switzerland GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Celgene Switzerland LLC, Celgene Kappa Holdings LLC, Celgene Holdings East Corporation and Celgene Logistics Sàrl
			10-K (Exhibit 10.21)	2/26/2024	001-37686
10.20
Second Amendment to the Settlement and Termination Agreement, dated as of December 4, 2024, by and between the Registrant, BeiGene Switzerland GmbH, Bristol-Myers Squibb Company, Celgene Corporation, Celgene Switzerland LLC, Celgene Kappa Holdings LLC, Celgene Holdings East Corporation and Celgene Logistics Sàrl
			10-K (Exhibit 10.23)	2/27/2025	001-37686
10.21##	Royalty Purchase Agreement, dated August 25, 2025, by and between the Registrant, BeOne Medicines I GmbH, and Royalty Pharma Investments 2023 ICAV		10-Q (Exhibit 10.1)	11/6/2025	001-37686
10.22##
Facilities Agreement, dated November 14, 2025, by and among the Registrant, as borrower, certain subsidiaries of the Registrant listed in the Facilities Agreement, as guarantors, The Hongkong and Shanghai Banking Corporation Limited, as global coordinator, original mandated lead arranger and bookrunner, agent and security agent, and certain financial institutions listed in the Facilities Agreement, as lenders
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
##    Certain portions of the exhibit have been omitted by means of redacting a portion of the text and replacing it with “[...***...]”, because they are both (i) not material and (ii) the type of information that the Registrant treats as private or confidential.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

BEONE MEDICINES LTD.
Date: February 26, 2026	By:	/s/ JOHN V. OYLER

John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints John V. Oyler, Aaron Rosenberg and Chan Lee, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney‑in‑fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys‑in‑fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date
/s/ JOHN V. OYLER	Chief Executive Officer and Chairman	February 26, 2026
John V. Oyler	(Principal Executive Officer)

/s/ AARON ROSENBERG	Chief Financial Officer	February 26, 2026
Aaron Rosenberg	(Principal Financial Officer)

/s/ TITUS BALL	Chief Accounting Officer	February 26, 2026
Titus Ball	(Principal Accounting Officer)

/s/ OLIVIER BRANDICOURT	Director	February 26, 2026
Olivier Brandicourt

/s/ MARGARET DUGAN	Director	February 26, 2026
Margaret Dugan

/s/ MICHAEL GOLLER	Director	February 26, 2026
Michael Goller

/s/ ANTHONY C. HOOPER	Director	February 26, 2026
Anthony C. Hooper

/s/ RANJEEV KRISHANA	Director	February 26, 2026
Ranjeev Krishana

/s/ ALESSANDRO RIVA	Director	February 26, 2026
Alessandro Riva

/s/ CORAZON (CORSEE) D. SANDERS	Director	February 26, 2026
Corazon (Corsee) D. Sanders

/s/ SHALINI SHARP	Director	February 26, 2026
Shalini Sharp

/s/ XIAODONG WANG	Director	February 26, 2026
Xiaodong Wang

/s/ QINGQING YI	Director	February 26, 2026
Qingqing Yi