Form 10-Q
period 2026-03-31
BeOne Medicines Ltd.
filed 2026-05-06
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 30, 2026, 1,445,262,342 ordinary shares, par value $0.0001 per share, were outstanding, of which 713,513,697 ordinary shares were held in the form of 54,885,669 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares which are ordinary shares issued to permitted investors in China and listed on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi.
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
Item 1.     Financial Statements
BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended
		March 31,
	Note	2026	2025
		$	$
Revenues
Product revenue, net	11	1,487,329	1,108,530
Other revenue	3	26,109	8,749
Total revenues		1,513,438	1,117,279
Cost of sales - product		167,215	165,002
Gross profit		1,346,223	952,277
Operating expenses
Research and development		541,224	481,887
Selling, general and administrative		555,097	459,288
Total operating expenses		1,096,321	941,175
Income from operations		249,902	11,102
Interest income		27,664	12,850
Interest expense		(32,887)	(7,002)
Other income, net		14,536	3,950
Income before income taxes		259,215	20,900
Income tax expense	8	31,858	19,630
Net income		227,357	1,270

Earnings per share
Basic	12	0.16	0.00
Diluted	12	0.15	0.00
Weighted-average shares outstanding—basic		1,442,451,870	1,390,052,966
Weighted-average shares outstanding—diluted		1,505,027,338	1,445,253,219

Earnings per American Depositary Share (“ADS”)
Basic	12	2.05	0.01
Diluted	12	1.96	0.01
Weighted-average ADSs outstanding—basic		110,957,836	106,927,151
Weighted-average ADSs outstanding—diluted		115,771,334	111,173,325
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	$	$
Net income	227,357	1,270
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	24,470	6,441
Other adjustments	232	226
Comprehensive income	252,059	7,937
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		March 31,	December 31,
	Note	2026	2025
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		4,791,676	4,547,530
Accounts receivable, net		938,019	865,080
Inventories, net	9	681,590	608,227
Prepaid expenses and other current assets	9	189,995	212,752
Total current assets		6,601,280	6,233,589
Property, plant and equipment, net	6	1,640,918	1,641,678
Operating lease right-of-use assets		145,497	148,184
Intangible assets, net	7	61,681	62,704
Other non-current assets	9	104,243	102,418
Total non-current assets		1,952,339	1,954,984
Total assets		8,553,619	8,188,573
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		423,546	479,035
Accrued expenses and other payables	9	1,079,283	1,109,120
Tax payable	8	63,522	41,625
Operating lease liabilities, current portion		20,584	20,698
Research and development cost share liability, current portion	3	35,700	64,345
Sale of future royalty liability, current portion	4	72,735	56,714
Short-term debt	10	116,140	57,293
Total current liabilities		1,811,510	1,828,830
Non-current liabilities:
Long-term debt	10	962,515	961,913
Sale of future royalty liability, non-current portion	4	831,664	850,242
Operating lease liabilities, non-current portion		49,670	52,940
Deferred tax liabilities	8	55,866	53,209
Other long-term liabilities	9	81,952	80,245
Total non-current liabilities		1,981,667	1,998,549
Total liabilities		3,793,177	3,827,379
Commitments and contingencies	16
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 1,540,975,898 and 1,540,975,898 shares issued and 1,444,479,378 and 1,441,075,618 shares outstanding as of March 31, 2026 and December 31, 2025, respectively		144	144
Additional paid-in capital		12,906,326	12,759,137
Accumulated other comprehensive loss	14	(53,482)	(78,184)
Accumulated deficit		(8,092,546)	(8,319,903)
Total shareholders’ equity		4,760,442	4,361,194
Total liabilities and shareholders’ equity		8,553,619	8,188,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Three Months Ended March 31,
	Note	2026	2025
		$	$
Operating activities:
Net income		227,357	1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense		41,144	32,804
Share-based compensation expenses	13	123,355	95,478
Amortization of research and development cost share liability	3	(28,645)	(19,812)
Non-cash interest expense		21,096	—
Other items, net		6,172	12,369
Changes in operating assets and liabilities:
Accounts receivable		(75,300)	(31,866)
Inventories		(71,838)	3,987
Other assets		15,270	29,737
Accounts payable		(42,187)	(31,568)
Accrued expenses and other payables		(16,819)	(52,360)
Other liabilities		1,731	4,043
Net cash provided by operating activities		201,336	44,082
Investing activities:
Purchases of property, plant and equipment		(40,789)	(56,407)
Proceeds from sale or maturity of investments		27	1,800
Purchase of in-process research and development		—	(60,000)
Other investing activities		(4,748)	(7,334)
Net cash used in investing activities		(45,510)	(121,941)
Financing activities:
Repayment of long-term loan	10	(7,641)	(4,215)
Proceeds from short-term loans	10	58,204	80,000
Repayment of short-term loans	10	—	(172,921)
Repayment of sale of future royalties liability	4	(2,557)	—
Proceeds from option exercises and employee share purchase plan		23,875	63,359
Other financing activities		(3,249)	—
Net cash provided by (used in) financing activities		68,632	(33,777)
Effect of foreign exchange rate changes, net		19,320	3,480
Net increase (decrease) in cash, cash equivalents, and restricted cash		243,778	(108,156)
Cash, cash equivalents, and restricted cash at beginning of period		4,609,647	2,638,747
Cash, cash equivalents, and restricted cash at end of period		4,853,425	2,530,591
Supplemental cash flow information:
Cash and cash equivalents		4,791,676	2,516,411
Short-term restricted cash		40,839	11,333
Long-term restricted cash		20,910	2,847
Income taxes (refunded)/paid		(2,737)	9,321
Interest expense paid		12,834	6,247
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		43,249	60,010
ROU assets obtained in exchange for new operating lease liabilities		9,261	15,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares Issued	Effect of Redomiciliation[1]	Total Outstanding Shares	Ordinary Shares Issued	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Shares			$	$	$	$	$
Balance at December 31, 2025	1,540,975,898	(99,900,280)	1,441,075,618	144	12,759,137	(78,184)	(8,319,903)	4,361,194
Exercise of options, ESPP and release of RSUs	—	3,403,760	3,403,760	—	23,834	—	—	23,834
Share-based compensation	—	—	—	—	123,355	—	—	123,355
Other comprehensive income	—	—	—	—	—	24,702	—	24,702
Net income	—	—	—	—	—	—	227,357	227,357
Balance at March 31, 2026	1,540,975,898	(96,496,520)	1,444,479,378	144	12,906,326	(53,482)	(8,092,546)	4,760,442

Balance at December 31, 2024	1,387,367,704	—	1,387,367,704	138	12,087,908	(148,988)	(8,606,836)	3,332,222
Issuance of shares reserved for share option exercises	402,532	—	402,532	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	15,511,587	—	15,511,587	2	63,874	—	—	63,876
Share-based compensation	—	—	—	—	95,478	—	—	95,478
Other comprehensive income	—	—	—	—	—	6,667	—	6,667
Net income	—	—	—	—	—	—	1,270	1,270
Balance at March 31, 2025	1,403,281,823	—	1,403,281,823	140	12,247,260	(142,321)	(8,605,566)	3,499,513
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
Formerly known as BeiGene, Ltd., BeOne Medicines Ltd. (the “Company” or “BeOne”) is a global oncology company discovering and developing innovative treatments that are more accessible to cancer patients worldwide.
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
Since its inception in 2010, the Company has become a fully integrated global organization with over 12,000 employees worldwide.
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2026 and 2025, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with U.S. GAAP, including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
Recent accounting pronouncements
New accounting standards which have not yet been adopted
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.
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

There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2026, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of March 31, 2026 and December 31, 2025:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of March 31, 2026	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	2,264,810	—	—
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	—	2	—
Convertible debt instrument	—	—	5,998
Other	2,337	—	—
Total	2,267,147	2	5,998

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	2,384,656	—	—
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	—	2	—
Convertible debt instrument	—	—	6,135
Other	1,271	—	—
Total	2,385,927	2	6,135
The Company’s cash equivalents are highly liquid investments with original maturities of 3 months or less. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets.

The Company holds convertible notes issued by private biotech companies. The Company elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income, net. The Company recorded net gains on fair value adjustment of $79 and $1,136 for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 5, Restricted Cash and Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
As of March 31, 2026 and December 31, 2025, the Company held time deposits of $39,296 and nil, respectively, that were classified as cash equivalents. As of March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt approximate their fair value due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
For the three months ended March 31, 2026 and 2025, the Company’s other revenue consisted primarily of royalty revenue from IMDELLTRA® sales outside of China under the Amgen collaboration agreement and revenue generated under the Novartis broad markets agreement.
The following table summarizes total other revenue recognized for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Other Revenue	$	$
Amgen royalty revenue	18,297	5,519
Novartis broad markets revenue	5,263	3,522
Other	2,549	(292)
Other Revenue	26,109	8,749
In-Licensing Arrangements - Commercial
Amgen
During the three months ended March 31, 2026 and 2025, the Company recorded the following amounts related to its collaboration arrangement with Amgen. For a detailed description of the arrangement and related rights and obligations, see the Company’s Annual Report. The Company is still in the commercialization period for XGEVA®, KYPROLIS® and BLINCYTO® in China.

Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025
	$	$
BeOne’s portion of the development funding	58,048	40,519
Less: Amortization of research and development cost share liability	28,645	19,812
Research and development expense	29,403	20,707

		As of
		March 31, 2026
		$
Remaining portion of development funding cap		72,346
As of March 31, 2026 and December 31, 2025, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Research and development cost share liability, current portion	35,700	64,345
Total research and development cost share liability	35,700	64,345
The total reimbursement paid under the commercial profit-sharing agreement for product sales is classified in the income statement for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended
	March 31,
	2026	2025
	$	$
Cost of sales - product	11,253	7,494
Research and development	(193)	(512)
Selling, general and administrative	(26,442)	(23,948)
Total	(15,382)	(16,966)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $123,691 and $62,744 during the three months ended March 31, 2026 and 2025, respectively. Net amounts payable to Amgen was $135,273 and $79,097 as of March 31, 2026 and December 31, 2025, respectively.

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

Upfront and milestone payments incurred under these arrangements for the three months ended March 31, 2026 and 2025 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or term of the commercialization agreements.

		Three Months Ended
		March 31,
		2026	2025
Payments due to collaboration partners	Classification	$	$
Upfront payments	Research and development expense	544	—
Total		544	—
4. Sale of Future IMDELLTRA® Royalties
On August 25, 2025, the Company entered into an agreement (the “Royalty Agreement”) to sell its royalty rights on the worldwide sales, excluding China, of Amgen’s IMDELLTRA® (tarlatamab-dlle) for up to $950,000 to Royalty Pharma Investments 2023 ICAV (“Royalty Pharma”). Under the terms of the Royalty Agreement, the Company received a non-refundable upfront payment of $885,000 upon closing of the Royalty Agreement. Subsequently, the Company exercised its option to sell additional royalties to Royalty Pharma and received $26,000 in the fourth quarter of 2025. The Company will share in a portion of the royalty on annual sales above $1.5 billion, and will maintain royalty and all other rights to other assets under the terms of its collaboration agreement with Amgen.
The Company evaluated the arrangement and determined that the proceeds from the sale of future IMDELLTRA® royalties, as well as the option to sell remaining royalties when and if exercised, should be treated as a financing liability according to ASC 470, Debt due to the Company’s continuing involvement with the Amgen collaboration. At the transaction date, the Company recognized the upfront proceeds received from Royalty Pharma of $885,000 and, subsequently, the option proceeds of $26,000, as liabilities and is amortizing them using the effective interest method over the life of the arrangement. The Company imputes interest expense associated with the liability using the effective interest rate method. The effective interest rate is the rate that equates the present value of the estimate of remaining royalty revenues payable to Royalty Pharma with the carrying amount of the liability. The interest rate on the sale of future royalty liability may vary during the term of the agreement depending on a number of factors, including the royalty revenues forecast. The Company evaluates the interest rate quarterly based on its expectations of future royalty revenues, historical experience and current market conditions using the prospective method. A significant increase or decrease in future royalty revenues will materially impact the timing of royalty sale liability amortization, interest expense and the time period for repayment. The Company will assess the expected payments to Royalty Pharma quarterly, and, to the extent the amount or timing of such payments is materially different than its initial estimates, the Company will prospectively adjust the amortization of the liability and the related interest expense.
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

As of March 31, 2026 and December 31, 2025, the royalty financing obligation recorded in the Company’s balance sheet was as follows:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Sale of future royalty liability, current portion	72,735	56,714
Sale of future royalty liability, non-current portion	831,664	850,242
Total sale of future royalty liability	904,399	906,956

The following table summarizes the royalty sale liability activity during the three months ended March 31, 2026:

Royalty Sale Liability
$
Balance at December 31, 2025	906,956
Debt portion of royalties recognized and settled to Royalty Pharma	(2,557)
Balance at March 31, 2026	904,399
The carrying value of the sale of future royalty liability approximates fair value as of March 31, 2026 and is based on the Company’s current estimates of future royalties expected to be paid to Royalty Pharma over the life of the royalty stream, which are considered Level 3 inputs.
Interest expense related to this arrangement was as follows:

	Three Months Ended
	March 31,
	2026	2025
	$	$
Interest expense	18,496	—
As of March 31, 2026, $18,496 of interest expense was accrued. The effective annual imputed interest rate was 8.2% as of March 31, 2026.
5. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts as collateral for letters of credit and cash used to settle employee benefit obligations and related taxes. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of March 31, 2026 and December 31, 2025 was as follows:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Short-term restricted cash	40,839	41,284
Long-term restricted cash	20,910	20,833
Total	61,749	62,117
In addition to the restricted cash balances above, the Company is required by the PRC securities law to use the proceeds from its offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) in strict compliance with the planned uses as disclosed in the PRC offering prospectus as well as those disclosed in the Company’s proceeds management policy approved by the board of directors. As of March 31, 2026, the Company had cash remaining related to the STAR Offering proceeds of $6,735.

Investments in Equity Securities
The following table summarizes the Company’s investments in equity securities:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Equity securities with readily determinable fair values	2	2
Equity securities without readily determinable fair values	37,232	33,154
Equity-method investments [1]	22,753	22,387
Total	59,987	55,543
1 In the first quarter of 2025, in connection with the wind-down of the operations and related financial obligations of one of the Company’s equity-method investments, the investment’s fair value was assessed to be zero. The Company recognized an other-than-temporary impairment loss of $12,376 during the three months ended March 31, 2025, within unrealized losses from equity-method investments.
The following table summarizes unrealized gains and losses related to investments in equity securities recorded in other income, net for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
	$	$
Equity securities with readily determinable fair values	—	(2,056)
Equity securities without readily determinable fair values	54	—
Equity-method investments	(5)	(13,375)
6. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Land	71,434	71,434
Building	1,196,791	1,187,836
Manufacturing equipment	283,416	273,769
Laboratory equipment	318,589	309,471
Leasehold improvement	77,178	76,568
Software, electronics and office equipment	129,824	124,136
Property, plant and equipment, at cost	2,077,232	2,043,214
Less: accumulated depreciation	(573,760)	(528,695)
Construction in progress	137,446	127,159
Property, plant and equipment, net	1,640,918	1,641,678
The Company has made a significant investment in its recently opened manufacturing and clinical R&D facility in Hopewell, New Jersey. As of March 31, 2026, the Company had construction in progress of $89,148 related to the Hopewell facility, the majority of which will be put into service in 2026.

Depreciation expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
	2026	2025
	$	$
Depreciation expense	39,385	31,614
7. Intangible Assets
Intangible assets as of March 31, 2026 and December 31, 2025 are summarized as follows:

	As of
	March 31, 2026			December 31, 2025
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	78,396	(17,207)	61,189	77,486	(15,291)	62,195
Other	8,987	(8,495)	492	8,987	(8,478)	509
Total finite-lived intangible assets	87,383	(25,702)	61,681	86,473	(23,769)	62,704
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
The weighted-average life for each finite-lived intangible assets is approximately 10 years. Amortization expense was as follows:

	Three Months Ended
	March 31,
	2026	2025
	$	$
Amortization expense - Cost of sales - product	1,742	1,173
Amortization expense - Selling, general and administrative	17	17
Total	1,759	1,190
As of March 31, 2026, estimated amortization expense for each of the five succeeding years and thereafter was as follows:

Year Ending December 31,	Cost of Sales - Product	Selling, General and Administrative	Total
	$	$	$
2026 (remainder of year)	5,995	50	6,045
2027	7,994	67	8,061
2028	7,994	67	8,061
2029	7,994	67	8,061
2030	7,994	67	8,061
2031 and thereafter	23,218	174	23,392
Total	61,189	492	61,681

8. Income Taxes
Income tax expense was $31,858 and $19,630 for the three months ended March 31, 2026 and 2025, respectively. The income tax expense for the three months ended March 31, 2026 and 2025 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development credits, current Switzerland tax expense based on year to date earnings and current China tax expense due to certain non-deductible expenses.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of March 31, 2026, the Company will maintain a full valuation allowance against its net deferred tax assets.
As of March 31, 2026, the Company had gross unrecognized tax benefits of $28,495. Due to the uncertain and complex application of income tax regulations by certain tax authorities outside of the U.S., it is possible that the ultimate resolution of ongoing audits may result in liabilities that could be materially different from current estimates. The ongoing audit resolutions, including Italy, China and Spain, for the tax years 2020 through 2024, could impact future tax expenses if tax authorities in their administration of tax laws during open audits may lead us to change our assessment of whether or not it is more likely than not that certain tax benefit positions will be sustained. Accordingly, potential future settlements could be material, principally in China. The Company’s reserve for uncertain tax positions increased by $660 in the three months ended March 31, 2026, primarily due to U.S. federal and state tax credits and incentives.
9. Supplemental Balance Sheet Information
Inventories, net consisted of the following:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Raw materials	274,228	236,190
Work in process	109,209	122,681
Finished goods	298,153	249,356
Total	681,590	608,227
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Short-term restricted cash	40,839	41,284
Prepaid research and development costs	36,126	52,594
Prepaid taxes	34,475	42,232
Prepaid general and administrative expenses	22,984	22,209
Other current assets	45,226	32,652
Other receivables	10,345	21,781
Total	189,995	212,752

Other non-current assets consisted of the following:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Long-term investments	65,985	61,678
Long-term restricted cash	20,910	20,833
Rental deposits and other	10,578	10,470
Prepayment of property and equipment	2,289	4,964
Prepaid VAT	3,584	3,504
Prepaid supply cost	897	969
Total	104,243	102,418
Accrued expenses and other payables consisted of the following:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Revenue rebates and returns related	440,437	398,533
External research and development activities related	199,380	156,525
Compensation related	156,930	305,055
Commercial activities	123,249	118,449
Individual income tax and other taxes	80,910	60,359
Accrued general and administrative expenses	34,121	36,635
Other	44,256	33,564
Total	1,079,283	1,109,120
Other long-term liabilities consisted of the following:

	As of
	March 31,	December 31,
	2026	2025
	$	$
Deferred government grant income	28,724	28,979
Pension liability	18,263	18,170
Asset retirement obligation	3,614	3,565
Other	31,351	29,531
Total	81,952	80,245
10. Debt
Facilities Agreement
In November 2025, BeOne Medicines Ltd. entered into the Facilities Agreement (the “Facilities Agreement”), by and among certain subsidiaries of the Company, as guarantors, the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), as global coordinator, original mandated lead arranger and bookrunner, agent and security agent, and certain financial institutions listed in the Facilities Agreement, as lenders. The Facilities Agreement provides for a $140,000 U.S. dollar-denominated, 2-year B1 revolving credit facility (the “B1 Revolving Loan Facility”), a $560,000 U.S. dollar-denominated, 2-year , B2 term loan facility (the “B2 Term Loan Facility” and, together with the B1 Revolving Loan Facility, the “B Loan Facilities”), and a RMB 2,150,000 Renminbi-denominated, 3-year, A term loan facility (the “A Loan Facility”) (collectively, the “Loan Facilities”).

The following table presents outstanding borrowings under the Facilities Agreement:

	As of
	March 31,	December 31,
	2026	2025
	$	$
A Loan Facility	12,467	12,298
Less: unamortized debt issuance costs	(3,211)	(3,235)
Total short-term debt	9,256	9,063

A Loan Facility	299,218	295,152
B2 Term Loan Facility	560,000	560,000
Less: unamortized debt issuance costs	(16,298)	(18,783)
Total long-term debt	842,920	836,369
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
The A Loan Facility is subject to an interest rate equal to the Reference Rate (RMB) (as defined in the Facilities Agreement) plus a margin of 0.65% per annum. The B Loan Facilities are subject to an interest rate equal to the Reference Rate (USD) (as defined in the Facilities Agreement) plus a margin of 2.40% per annum. In addition to paying interest on the outstanding principal, the Company is also required to pay a commitment fee of 0.85% on the undrawn and uncancelled amounts under the Loan Facilities. Excluding commitment fees, the interest rate for the A Loan Facility and B2 Term Loan Facility was 3.7% and 6.1%, respectively, as of March 31, 2026.
As of March 31, 2026, the B1 Revolving Loan Facility was available for borrowing. Subject to certain limitations, the Loan Facilities are secured on a first priority basis granted in favor of HSBC (as security agent on behalf of the secured parties) by: (a) a security interest in the equity interests of a member of the Company and its subsidiaries and (b) security interests in, and mortgage on, the Company’s manufacturing and clinical R&D facility in New Jersey.
The Company is required to satisfy certain financial and non-financial covenants under the Facilities Agreement. The Company was compliant with the required covenants as of March 31, 2026.

Other Bank Loans
The following table summarizes the Company’s working capital and project loans as of March 31, 2026 and December 31, 2025:

Lender	Borrower	Term	Maturity Date	Note	As of
					March 31, 2026	December 31, 2025
					$	$
China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	21,746	21,450
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	9,112	8,989
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	8,614	8,497
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	9,423	9,294
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	1-year	March 18, 2027	5	57,989	—
Total short-term debt					106,884	48,230

China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	21,746	21,450
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	18,225	20,224
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	24,174	25,970
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	55,450	57,900
Total long-term debt					119,595	125,544
1The credit facility offers a borrowing capacity of RMB 580,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.8% as of March 31, 2026. The outstanding principal balance is payable in semi-annual installments. The loan is secured by BeOne Guangzhou Biologics Manufacturing Co., Ltd.’s property ownership certificate and fixed assets.
2The credit facility offers a borrowing capacity of RMB 350,000, denominated in RMB, and bears floating interest rates benchmarking against prevailing interest rates of financial institutions in the PRC. The loan interest rate was 3.4% as of March 31, 2026. The outstanding principal balance is payable in quarterly installments. The Company repaid $2,262 (RMB15,715) during the three months ended March 31, 2026. The loan is secured by Guangzhou Factory’s south district land use right and certain fixed assets.
3The credit facility offers a borrowing capacity of RMB 378,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.2% as of March 31, 2026. The outstanding principal balance is payable in quarterly installments. The Company repaid $2,155 (RMB14,855) during the three months ended March 31, 2026. The loan is secured by fixed assets placed into service in the third phase of the Guangzhou manufacturing facility’s buildout.
4The credit facility offers a borrowing capacity of RMB 480,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.3% as of March 31, 2026. The outstanding principal balance is payable in semi-annual installments. The Company repaid $3,224 (RMB22,400) during the three months ended March 31, 2026. The loan is secured by BeOne Pharmaceutical (Suzhou) Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
5In March 2026, the Company entered into a credit facility agreement with China Merchants Bank for an aggregate facility of RMB 950,000, denominated in RMB, available for a period of 30 months for drawdown as revolving and/or one-time borrowings. The Company drew down $58,204 (RMB 400,000) during the three months ended March 31, 2026. The borrowing bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest was 2.6% as of March 31, 2026.
The Company has numerous financial and non-financial covenants on its debt obligations with the lenders above. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. As of March 31, 2026, the Company was in compliance with all covenants of its material debt agreements.

Interest Expense
Interest expense related to bank loans was as follows:

	Three Months Ended
	March 31,
	2026	2025
	$	$
Interest expense, excluding amortization of debt issuance costs	15,567	12,961
Amortization of debt issuance costs	2,600	—
Capitalized interest expense	1,075	5,959
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® and TEVIMBRA® in the U.S., China, EU, and other regions; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
	$	$
Product revenue – gross	1,893,489	1,400,066
Less: rebates and sales returns	(406,160)	(291,536)
Product revenue – net	1,487,329	1,108,530
The following table disaggregates net product revenue by product for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
	$	$
BRUKINSA®	1,094,843	791,664
TEVIMBRA®	206,241	171,164
XGEVA®	89,920	70,423
BLINCYTO®	34,035	23,906
KYPROLIS®	16,971	19,728
POBEVCY®	12,127	13,745
Other	33,192	17,900
Total product revenue – net	1,487,329	1,108,530

The following table presents the roll-forward of accrued revenue rebates and returns for the three months ended March 31, 2026 and 2025:

	Rebates, Returns and Other Deductions	Contra AR Accruals	Total
	$	$
Balance at December 31, 2025	398,533	79,126	477,659
Accrual	198,270	207,890	406,160
Payments	(156,366)	(225,344)	(381,710)
Balance at March 31, 2026	440,437	61,672	502,109

Balance at December 31, 2024	235,600	50,699	286,299
Accrual	130,027	161,509	291,536
Payments	(105,683)	(177,050)	(282,733)
Balance at March 31, 2025	259,944	35,158	295,102
12. Earnings Per Share/ADS
The following table reconciles the numerator and denominator in the computations of earnings per share/ADS:

	Three Months Ended
	March 31,
	2026	2025
	$	$
Numerator:
Net income	227,357	1,270

Denominator:
Weighted-average shares outstanding—basic	1,442,451,870	1,390,052,966
Dilutive common share equivalents	62,575,468	55,200,253
Weighted-average shares outstanding—diluted	1,505,027,338	1,445,253,219
Antidilutive common share equivalents excluded from above	511,433	1,408,376

Earnings per share:
Basic	0.16	0.00
Diluted	0.15	0.00

Earnings per ADS:
Basic	2.05	0.01
Diluted	1.96	0.01
For the three months ended March 31, 2026 and 2025, diluted earnings per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of stock options, restricted stock units, performance stock units and ESPP shares. The dilutive effect of outstanding stock options, restricted stock units, performance stock units and ESPP shares is reflected in diluted net earnings per share using the treasury stock method.
Each ADS represents 13 ordinary shares. Basic and diluted earnings per ADS was derived from the basic and diluted earnings per share, respectively.

13. Share-Based Compensation Expense
Share Option, Restricted Share Units and Performance Share Units
During the three months ended March 31, 2026, the Company granted restricted share units for 778,817 ordinary shares under the Company’s share option and incentive plan. As of March 31, 2026, options, restricted share units, and performance share units for ordinary shares outstanding totaled 47,017,959, 74,129,393, and 4,551,157, respectively. As of March 31, 2026, share-based awards to acquire 61,363,925 ordinary shares were available for future grant under the Company’s share option and incentive plan.
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
As of March 31, 2026, 2,438,481 ordinary shares were available for future issuance under the ESPP.
The following table summarizes the shares issued under the ESPP:

	Number of Ordinary Shares Issued	Market Price[1]		Purchase Price[2]
Issuance Date		ADS	Ordinary	ADS	Ordinary	Proceeds
February 28, 2026	741,299	$316.99	$24.38	$269.44	$20.73	$15,364
August 31, 2025	818,506	$245.53	$18.89	$208.70	$16.05	$13,140
February 28, 2025	955,396	$188.26	$14.48	$160.02	$12.31	$11,760
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
Share-Based Compensation Expense
The following table summarizes total share-based compensation expense recognized for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
	$	$
Research and development	53,856	41,767
Selling, general and administrative	69,492	53,684
Total	123,348	95,451
14. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency
	Translation	Other
	Adjustments	Adjustments	Total
	$	$	$
Balance as of December 31, 2025	(66,252)	(11,932)	(78,184)
Other comprehensive income before reclassifications	24,470	58	24,528
Amounts reclassified from accumulated other comprehensive loss	—	174	174
Net-current period other comprehensive income	24,470	232	24,702
Balance as of March 31, 2026	(41,782)	(11,700)	(53,482)

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
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2026 and December 31, 2025, amounts restricted were the net assets of the Company’s PRC subsidiaries, which, after intercompany eliminations, amounted to $2,149,922 and $2,012,019, respectively.
16. Commitments and Contingencies
Purchase Commitments
As of March 31, 2026, the Company had non-cancellable purchase commitments amounting to $186,437, of which $22,579 related to non-utilization fees and minimum purchase requirements for supply purchased from contract manufacturers and $163,858 related to binding purchase obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $22,925 for the acquisition of property, plant and equipment as of March 31, 2026, related to various facilities across the globe.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1.25 billion. The Company is funding its portion of the co-development costs by contributing cash and/or development services. As of March 31, 2026, the Company’s remaining co-development funding commitment was $72,346.
Funding Commitment
The Company had committed capital related to equity investments in the amount of $15,056. As of March 31, 2026, the remaining capital commitment was $4,406 and is expected to be paid from time to time over the investment period.
17. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The primary measure of segment profitability for the Company’s operating segment is considered to be consolidated net income. Significant segment expenses reviewed by the CODM on a regular basis included within net income include cost of product sales, research and development expenses and selling, general and administrative expenses which are separately presented on the Company’s consolidated statements of operations. Other segment items within net income include interest income, interest expense, other income, net and income tax expense.
The Company’s long-lived assets are primarily located in the U.S. and China.

Net product revenues by geographic area are based upon the location of the customer, and other revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total revenues by geographic area are presented as follows:

	Three Months Ended
	March 31,
	2026	2025
	$	$
U.S. - total revenue	782,255	567,211
Product revenue	765,613	563,348
Other revenue	16,642	3,863

China - total revenue	471,974	399,592
Product revenue	465,182	396,362
Other revenue	6,792	3,230

Europe - total revenue	193,996	118,554
Product revenue	191,321	116,898
Other revenue	2,675	1,656

Rest of world - total revenue	65,213	31,922
Product revenue	65,213	31,922
Total Revenue	1,513,438	1,117,279

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in the section of this Quarterly Report on Form 10-Q (this “Quarterly Report”), titled “Part I – Item 1 – Financial Statements.” This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are based on management’s current expectations and projections about future events and trends that may affect the business, financial condition, and operating results. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Forward-looking statements often include words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, among other things, statements about: our ability to successfully commercialize our approved medicines and to obtain approvals in additional indications and territories for our medicines; the timing, progress and results of our research and development (“R&D”) programs, preclinical studies and clinical trials of our drug candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available; our ability to successfully develop and commercialize our in-licensed medicines and drug candidates and any other medicines and drug candidates we may in-license; our ability to further develop sales and marketing capabilities and launch and commercialize new medicines, if approved; our ability to maintain and expand regulatory approvals for our medicines and drug candidates, if approved; the pricing and reimbursement of our medicines and drug candidates, if approved; our ability to advance our drug candidates into, and successfully complete, clinical trials and obtain regulatory approvals; our reliance on the success of our clinical stage drug candidates; our plans, expected milestones and the timing or likelihood of regulatory filings and approvals; the implementation of our business model, strategic plans for our business, medicines, drug candidates and technology; the scope of protection we (or our licensors) are able to establish and maintain for intellectual property rights covering our medicines, drug candidates and technology; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties; costs associated with enforcing or defending against intellectual property infringement, misappropriation or violation, product liability and other claims; the regulatory environment and regulatory developments in the United States (“U.S.”), China, the United Kingdom (“UK”), Switzerland, the European Union (“EU”) and other jurisdictions in which we operate; the accuracy of our estimates regarding expenses, revenues, including collaboration revenue, capital requirements and our need for additional financing; the potential benefits of strategic collaboration and licensing agreements and our ability to enter into and maintain strategic arrangements; our construction and operation of independent production facilities for small molecule medicines and large molecule biologics, as well as clinical R&D facilities, to support the global demand for both commercial and clinical supply; our reliance on third parties to conduct drug development, manufacturing and other services; our ability to manufacture and supply, or have manufactured and supplied, drug candidates for clinical development and medicines for commercial sale; the rate and degree of market access and acceptance of our medicines and drug candidates, if approved; developments relating to our competitors and our industry, including competing therapies; the size of the potential markets for our medicines and drug candidates and our ability to serve those markets; our ability to effectively manage our growth; our ability to attract and retain qualified employees and key personnel; our ability to comply with the covenants and other requirements under our facilities agreements and to borrow available amounts under such agreements; the impact of macroeconomic conditions, including uncertainties associated with geopolitical conflicts, tariff and trade policies, and inflation and capital market disruptions; statements regarding future revenue, key milestones, expenses, capital expenditures, capital requirements and share performance; the future trading price of our American Depositary Shares (“ADSs”) listed on Nasdaq, our ordinary shares listed on HKEx, and our ordinary shares issued to permitted investors in China and listed and traded on the STAR in Renminbi (“RMB Shares”), as well as the impact of securities analysts’ reports on these prices; and the effects of the redomiciliation to Switzerland, including its tax treatment and our name change in 2025. These statements involve risks and uncertainties, including those that are described in “Part II—Item 1A—Risk Factors” of this Quarterly Report, that may cause actual future events or results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not assume any obligation to update any forward-looking statements whether as a result of new information or otherwise, except as required by law. This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, you are cautioned not to give undue weight to this information.

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
Overview
BeOne Medicines is a global oncology company that is discovering and developing innovative treatments for cancer patients worldwide. With a portfolio spanning hematology and solid tumors, BeOne is expediting development of its diverse pipeline of novel therapeutics through its internal capabilities and collaborations.
Key highlights for the first quarter of 2026 are as follows:
•First quarter 2026 total global revenues increased 35% to $1.5 billion versus first quarter 2025
•Global BRUKINSA® (zanubrutinib) revenues increased 38% to $1.1 billion versus first quarter 2025
•Diluted GAAP Earnings per American Depositary Share (“ADS”) of $1.96, non-GAAP diluted Earnings per ADS of $3.24
Recent Developments
Recent Business Developments
Core Marketed Products
BRUKINSA (zanubrutinib)
•Received Orphan Drug Designation in Japan for the treatment of adult patients with relapsed or refractory (“R/R”) marginal zone lymphoma (“MZL”).
•Submitted New Drug Application in Japan for R/R MZL and tablet formulation.
Sonrotoclax (BCL2 inhibitor)
•Launched and commercially available in China for the treatment of adult patients with R/R mantle cell lymphoma (“MCL”) and R/R chronic lymphocytic leukemia (“CLL”)/small lymphocytic lymphoma (“SLL”).

•Included in the European Society of Medical Oncology (“ESMO”) guidelines as a recommended third-line treatment for R/R MCL patients.
TEVIMBRA (tislelizumab)
•Received acceptance of a Supplemental Biologics License Application (“sBLA”) by the U.S. Food and Drug Administration (“FDA”) with Priority Review for the treatment of adult patients with first-line HER2-positive gastroesophageal adenocarcinoma (“GEA”) in combination with ZIIHERA (zanidatamab) and chemotherapy, based on results of the HERIZON-GEA-01 trial which demonstrated statistically significant and clinically meaningful improvement in overall survival versus trastuzumab plus chemotherapy.
•Received acceptance of sBLA by the Center for Drug Evaluation (“CDE”) in China for the treatment of adult patients with first-line HER2-positive GEA in combination with ZIIHERA and chemotherapy.
ZIIHERA (zanidatamab)
•Received acceptance of sBLA by the CDE in China for the treatment of adult patients with first-line HER2-positive GEA in combination with chemotherapy, with or without TEVIMBRA.
Select Clinical-Stage Programs
Hematology
•BGB-16673 (BTK chimeric degradation activation compound (“CDAC”)): Initiated Phase 2 cohorts in R/R MZL and Richter’s Transformation.
Breast and Gynecological Cancers
•BGB-43395 (cyclin-dependent kinase 4 (“CDK4”) inhibitor): Received acceptance of Phase 1 study data as a poster presentation at ASCO.
•BG-C9074 (B7-H4 ADC): Received acceptance of Phase 1 study data as a rapid oral presentation at ASCO.
Gastrointestinal Cancers
•BGB-B2033 (GPC3x41BB bispecific antibody):
◦Received FDA Orphan Drug Designation for hepatocellular carcinoma (“HCC”).
◦Initiated potentially registrational study in patients with HCC.
◦Received acceptance of Phase 1 study data as a rapid oral presentation at ASCO.
Lung Cancer
•BG-C0979 (ADAM9-targeting ADC): Initiated first-in-human study.
Inflammation and Immunology
•BG-A3004 (KLRG1 mAb): Initiated first-in-human study.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$1,487,329	$1,108,530	$378,799	34.2%
Other revenue	26,109	8,749	17,360	198.4%
Total revenues	1,513,438	1,117,279	396,159	35.5%
Cost of sales - product	167,215	165,002	2,213	1.3%
Gross profit	1,346,223	952,277	393,946	41.4%
Operating expenses
Research and development	541,224	481,887	59,337	12.3%
Selling, general and administrative	555,097	459,288	95,809	20.9%
Total operating expenses	1,096,321	941,175	155,146	16.5%
Income from operations	249,902	11,102	238,800	2,151.0%
Interest income	27,664	12,850	14,814	115.3%
Interest expense	(32,887)	(7,002)	(25,885)	369.7%
Other income, net	14,536	3,950	10,586	268.0%
Income before income taxes	259,215	20,900	238,315	1,140.3%
Income tax expense	31,858	19,630	12,228	62.3%
Net income	$227,357	$1,270	$226,087	17,802.1%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
Total revenue increased to $1,513.4 million for the three months ended March 31, 2026, from $1,117.3 million for the three months ended March 31, 2025, due to increased sales of BRUKINSA, TEVIMBRA, as well as increased sales of in-licensed products from Amgen.
Net product revenue consisted of the following:

	Three Months Ended
	March 31,		Changes
	2026	2025	$	%
	(dollars in thousands)
BRUKINSA®	$1,094,843	$791,664	$303,179	38.3%
TEVIMBRA®	206,241	171,164	35,077	20.5%
XGEVA®	89,920	70,423	19,497	27.7%
BLINCYTO®	34,035	23,906	10,129	42.4%
KYPROLIS®	16,971	19,728	(2,757)	(14.0)%
POBEVCY®	12,127	13,745	(1,618)	(11.8)%
Other	33,192	17,900	15,292	85.4%
Total product revenue	$1,487,329	$1,108,530	$378,799	34.2%
Net product revenue increased 34.2% to $1,487.3 million for the three months ended March 31, 2026, compared to $1,108.5 million in the prior-year period, primarily due to increased sales of BRUKINSA globally, driven by significant growth in the U.S. and Europe. In addition, product revenues in the first quarter of 2026 were positively impacted by growth from in-licensed products from Amgen and TEVIMBRA.

Global sales of BRUKINSA totaled $1,094.8 million in the first quarter, representing a 38.3% increase compared to the prior-year period; U.S. sales of BRUKINSA totaled $761.1 million in the first quarter, compared to $563.2 million in the prior-year period, representing growth of 35.1%, driven primarily by robust demand growth as well as favorable net pricing, of which approximately $20.0 million relates to non-recurring gross to net adjustments realized in the first quarter of 2026. BRUKINSA continues to maintain its leading new patient share across the BTKi class due to its differentiated, best-in-class clinical profile. BRUKINSA sales in the EU totaled $182.4 million in the first quarter, compared to $115.9 million in the prior-year period, representing growth of 57.4%, driven by continued gains in market share across all major markets, including Germany, Italy, Spain, France and the UK. Foreign exchange contributed approximately 11% of the European growth given the Euro strengthening on a year-over-year basis. BRUKINSA sales in China totaled $94.0 million, representing growth of 15.9%. BRUKINSA rest of world revenue totaled $57.3 million in the first quarter, representing growth of 82.3% compared to the prior-year period.
Sales of TEVIMBRA totaled $206.2 million in the first quarter, compared to $171.2 million in the prior-year period, representing a 20.5% increase.
Revenue for Amgen products in China totaled $142.2 million in the first quarter, compared to $114.1 million in the prior-year period, representing a 24.6% increase, driven primarily by increased XGEVA® sales volume.
Other revenue totaled $26.1 million and $8.7 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to royalty revenue under the Amgen collaboration and revenue generated under the Novartis broad markets marketing and promotion agreement.
Gross Margin
Gross margin as a percentage of product sales increased to 88.8% for the three months ended March 31, 2026, from 85.1% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from production productivity improvements resulting in lower costs for both BRUKINSA and TEVIMBRA. On an adjusted basis, which does not include depreciation and amortization, gross margin as a percentage of product sales increased to 89.2%, from 85.5% in the comparable period of the prior year.

Research and Development Expense
Research and development expense increased by $59.3 million, or 12.3%, to $541.2 million for the three months ended March 31, 2026 from $481.9 million for the three months ended March 31, 2025. The following table summarizes the external cost of development programs, upfront license and development milestone fees, and internal research and development expense for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended
	March 31,		Changes
	2026	2025	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$157,557	$170,046	$(12,489)	(7.3)%
Upfront license and development milestone fees	544	—	544	NM
Amgen co-development expense[1]	29,403	20,707	8,696	42.0%
Total external research and development expenses	187,504	190,753	(3,249)	(1.7)%
Internal research and development expenses	353,720	291,134	62,586	21.5%
Total research and development expenses	$541,224	$481,887	$59,337	12.3%

Adjusted research and development expenses[2]	$465,904	$421,195	$44,709	10.6%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended March 31, 2026 totaled $58.0 million, of which $29.4 million was recorded as R&D expense. The remaining $28.6 million was recorded as a reduction for the R&D cost share liability.
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

External research and development expenses decreased slightly in the first quarter of 2026 compared to the same period in 2025. This was primarily driven by the timing of comparator drug purchases, lower spend for maturing BRUKINSA studies, and the wind-down of the ociperlimab program. These decreases were partially offset by increased investment in the continued advancement of several programs across the pipeline, including BTK CDAC, CDK4, and PRMT5, higher Amgen co-development expenses, and higher development upfront and milestone fees.
Internal research and development expense increased by $62.6 million, or 21.5%, to $353.7 million for the three months ended March 31, 2026, from $291.1 million for the three months ended March 31, 2025, as we continue to invest in capabilities to support a growing portfolio. This increase was primarily attributable to the expansion of resources within the global development organization, alongside higher spending for toxicology studies, reagents, and consumables necessary to advance our clinical and preclinical candidates.
Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Changes
	2026	2025	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$555,097	$459,288	$95,809	20.9%
Adjusted selling, general and administrative expenses[1]	$471,993	$395,511	$76,482	19.3%
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
Selling, general and administrative expense increased by $95.8 million, or 20.9%, to $555.1 million for the three months ended March 31, 2026, from $459.3 million for the three months ended March 31, 2025. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 37.3% in the first quarter of 2026 compared to 41.4% in the prior-year period.
Interest Income
Interest income increased by $14.8 million, or 115.3%, to $27.7 million for the three months ended March 31, 2026, from $12.9 million for three months ended March 31, 2025. The increase in interest income was primarily attributable to a higher cash and cash equivalents balance.
Interest Expense
Interest expense increased by $25.9 million, or 369.7%, to $32.9 million for the three months ended March 31, 2026, from $7.0 million for three months ended March 31, 2025. The increase in interest expense was primarily attributable to interest expense recorded under the effective interest method related to the sale of future royalty liability, higher interest rates on debt balances, and lower interest capitalized related to the completion of certain phases of our Hopewell facility.
Other Income, Net
Other income, net was $14.5 million for the three months ended March 31, 2026, primarily due to government subsidy income. For the three months ended March 31, 2025, other income, net was $4.0 million, primarily due to foreign exchange gains and government subsidy income, partially offset by unrealized losses on our equity investments.
Income Tax Expense
Income tax expense was $31.9 million for the three months ended March 31, 2026 as compared to $19.6 million for the three months ended March 31, 2025. The income tax expense for the three months ended March 31, 2026 and 2025 was primarily attributable to current U.S. tax expense determined after other special tax deductions and research and development credits, current Switzerland tax expense based on year to date earnings and current China tax expense due to certain non-deductible expenses.

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
As of March 31, 2026, the Company had gross unrecognized tax benefits of $28.5 million. Due to the uncertain and complex application of income tax regulations by certain tax authorities outside of the U.S., it is possible that the ultimate resolution of ongoing audits may result in liabilities that could be different from current estimates. The ongoing audit resolutions, including Italy, China and Spain, for the tax years 2020 through 2024, could impact future tax expense if tax authorities in their administration of tax laws during open audits may lead us to change our assessment of whether or not it is more likely than not that certain tax benefit positions will be sustained. Accordingly, potential future settlements could be material, principally in China. The Company’s reserve for uncertain tax positions increased by $0.7 million in the three months ended March 31, 2026, primarily due to U.S. federal and state tax credits and incentives.
Net Income and Earnings Per Share
GAAP net income improved for the first quarter of 2026, as compared to the prior-year period, primarily attributable to revenue growth and improved operating leverage.
For the first quarter of 2026, basic and diluted earnings per share was $0.16 and $0.15 per share and $2.05 and $1.96 per American Depositary Share (“ADS”), respectively, compared to $0.00 per share and $0.01 per ADS in the prior-year period.

Non-GAAP Reconciliation

	Three Months Ended
	March 31,
	2026	2025
	( Amounts in thousands of U.S. dollars, except for per share and per ADS data)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$167,215	$165,002
Less: Depreciation	4,326	2,613
Less: Amortization of intangibles	1,742	1,173
Adjusted cost of sales - products	$161,147	$161,216

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$541,224	$481,887
Less: Share-based compensation expenses	53,856	41,767
Less: Depreciation	21,464	18,925
Adjusted research and development	$465,904	$421,195

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$555,097	$459,288
Less: Share-based compensation expenses	69,492	53,684
Less: Depreciation	13,595	10,076
Less: Amortization of intangibles	17	17
Adjusted selling, general and administrative	$471,993	$395,511

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$1,096,321	$941,175
Less: Share-based compensation expenses	123,348	95,451
Less: Depreciation	35,059	29,001
Less: Amortization of intangibles	17	17
Adjusted operating expenses	$937,897	$816,706

Reconciliation of GAAP to adjusted income from operations:
GAAP income from operations	$249,902	$11,102
Plus: Share-based compensation expenses	123,348	95,451
Plus: Depreciation	39,385	31,614
Plus: Amortization of intangibles	1,759	1,190
Adjusted income from operations	$414,394	$139,357

Reconciliation of GAAP to adjusted net income:
GAAP net income	$227,357	$1,270
Plus: Share-based compensation expenses	123,348	95,451
Plus: Depreciation	39,385	31,614
Plus: Amortization of intangibles	1,759	1,190
Plus: Impairment of equity investments	—	12,376
Plus: Discrete tax items	3,535	5,473
Plus: Income tax effect of non-GAAP adjustments	(20,342)	(11,237)
Adjusted net income	$375,042	$136,137

	Three Months Ended
	March 31,
	2026	2025
	( Amounts in thousands of U.S. dollars, except for per share and per ADS data)
Reconciliation of GAAP to adjusted EPS - basic
GAAP earnings per share - basic	$0.16	$0.00
Plus: Share-based compensation expenses	0.09	0.07
Plus: Depreciation	0.03	0.02
Plus: Amortization of intangibles	0.00	0.00
Plus: Impairment of equity investments	0.00	0.01
Plus: Discrete tax items	0.00	0.00
Plus: Income tax effect of non-GAAP adjustments[1]	(0.01)	(0.01)
Adjusted earnings per share - basic	$0.26	$0.10

Reconciliation of GAAP to adjusted EPS - diluted
GAAP earnings per share - diluted	$0.15	$0.00
Plus: Share-based compensation expenses	0.08	0.07
Plus: Depreciation	0.03	0.02
Plus: Amortization of intangibles	0.00	0.00
Plus: Impairment of equity investments	0.00	0.01
Plus: Discrete tax items	0.00	0.00
Plus: Income tax effect of non-GAAP adjustments[1]	(0.01)	(0.01)
Adjusted earnings per share - diluted	$0.25	$0.09

Reconciliation of GAAP to adjusted earnings per ADS - basic
GAAP earnings per ADS - basic	$2.05	$0.01
Plus: Share-based compensation expenses	1.11	0.89
Plus: Depreciation	0.35	0.30
Plus: Amortization of intangibles	0.02	0.01
Plus: Impairment of equity investments	0.00	0.12
Plus: Discrete tax items	0.03	0.05
Plus: Income tax effect of non-GAAP adjustments[1]	(0.18)	(0.11)
Adjusted earnings per ADS - basic	$3.38	$1.27

Reconciliation of GAAP to adjusted earnings per ADS - diluted
GAAP earnings per ADS - diluted	$1.96	$0.01
Plus: Share-based compensation expenses	1.07	0.86
Plus: Depreciation	0.34	0.28
Plus: Amortization of intangibles	0.02	0.01
Plus: Impairment of equity investments	0.00	0.11
Plus: Discrete tax items	0.03	0.05
Plus: Income tax effect of non-GAAP adjustments[1]	(0.18)	(0.10)
Adjusted earnings per ADS - diluted	$3.24	$1.22
1 Tax effect of non-GAAP adjustments is based on the statutory tax rate in the relevant tax jurisdiction. Please note that the Company currently records a valuation allowance on its net deferred tax assets, so there is no net impact recorded for deferred tax effects.

	Three Months Ended
	March 31,
	2026	2025

Free Cash Flow (Non-GAAP):
Net cash provided by operating activities (GAAP)	$201,336	$44,082
Less: Purchases of property, plant and equipment	(40,789)	(56,407)
Free Cash Flow (Non-GAAP)	$160,547	$(12,325)
Liquidity and Capital Resources
The following table represents our cash and debt balances as of March 31, 2026 and December 31, 2025:

	As of
	March 31,	December 31,
	2026	2025

	(in thousands)
Cash, cash equivalents and restricted cash	$4,853,425	$4,609,647
Total debt	$1,078,655	$1,019,206
We have generated positive cash flow from operations since the third quarter of 2024.
Based on our current operating plan, we expect that our operating cash flows and existing cash and cash equivalents as of March 31, 2026 will enable us to fund our operating expenses and planned long-term investments for at least the next 12 months after the date that the financial statements included in this report are issued. In 2025, we generated proceeds from long-term debt of $855.0 million which was used to pay off all existing short-term working capital loans, and is associated with certain restrictive covenants as laid our further below with respect to certain coverage ratios and maximum investment amounts. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations on a consolidated basis as they become due principally in 2027 and 2028.
Facilities Agreement
In November 2025, we entered into a Facilities Agreement (the “Facilities Agreement”) with a syndicate of banks. The Facilities Agreement provides for a $140 million U.S. dollar-denominated, 2-year B1 revolving credit facility (the “B1 Revolving Loan Facility”), a $560 million U.S. dollar-denominated, 2-year , B2 term loan facility (the “B2 Term Loan Facility” and, together with the B1 Revolving Loan Facility, the “B Loan Facilities”), and a RMB $2.15 billion Renminbi-denominated, or approximately $300 million, 3-year, A term loan facility (the “A Loan Facility”) (collectively, the “Loan Facilities”). Subsequently, we consummated the refinancing of our short-term (1 year tenor) working capital loans of approximately $768 million in aggregate through the proceeds from the B2 Term Loan Facility and A Loan Facility. We paid $23 million in debt issuance costs for the Facilities Agreement from available cash and cash equivalents.
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
As of March 31, 2026, we had $312 million A Loan Facility and $560 million B2 Term Loan Facility outstanding under our Facilities Agreement. The A Loan Facility is subject to an interest rate equal to the Reference Rate (RMB) (as defined in the Facilities Agreement) plus a margin of 0.65% per annum. The B Loan Facilities are subject to an interest rate equal to the Reference Rate (USD) (as defined in the Facilities Agreement) plus a margin of 2.40% per annum. In addition to paying interest on the outstanding principal, we are also required to pay a commitment fee of 0.85% on the undrawn and uncancelled amounts under the Loan Facilities.

The Facilities Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Facilities Agreement contains financial covenants applicable to the Loan Facilities, including covenants requiring the maintenance of: (i) a minimum cash interest coverage ratio of not less than 5.00 to 1.00; (ii) a net leverage ratio of not greater than 2.50 to 1.00; (iii) a minimum total consolidated shareholders’ equity of the Group of not less than $2.7 billion; (iv) a minimum cash balance held outside the PRC by the Company and the Guarantors of $500.0 million; (v) a maximum financial indebtedness of the Company and its subsidiaries not to exceed $2.0 billion; and (vi) a maximum financial indebtedness of the Company’s subsidiaries that are incorporated or registered in the PRC not to exceed $500.0 million. We were compliant with the required covenants as of March 31, 2026.
Sale of Future Royalties
The proceeds from sale of future royalties of $911 million in 2025 increased our cash and cash equivalents through financing cash inflows. However, the repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period; therefore, it has not been included in the total debt balance above, as there is no claim on unrestricted cash. Our classification of the liability between current and non-current is based on our expectations of royalty revenue from Amgen over the next 12 months, which will be paid to Royalty Pharma in accordance with the terms of the Royalty Agreement. Cash inflows from Amgen are classified as operating cash inflows, while the corresponding payments to Royalty Pharma are allocated between interest cash outflows within operating cash flows and a portion to reduce the liability, classified as a financing cash outflow. Pursuant to the Royalty Agreement, in the three months ended March 31, 2026, we paid to Royalty Pharma an aggregate of $17 million, of which $14 million was allocated as interest expense and recognized within operating cash flows, and $3 million was recorded as reduction to the liability and recognized within financing activities. An additional $18 million of interest expense was accrued as of March 31, 2026. Any cash received from Amgen but not yet remitted to Royalty Pharma as of the balance sheet date will be reflected as restricted cash in the Consolidated Balance Sheet. There was no such restricted cash as of March 31, 2026.
The following table provides information regarding our cash and cash equivalents, cash flows and unused borrowing capacity available for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$4,609,647	$2,638,747
Net cash provided by operating activities	201,336	44,082
Net cash used in investing activities	(45,510)	(121,941)
Net cash provided by (used in) financing activities	68,632	(33,777)
Net effect of foreign exchange rate changes	19,320	3,480
Net increase (decrease) in cash, cash equivalents, and restricted cash	243,778	(108,156)
Cash, cash equivalents and restricted cash at end of period	$4,853,425	$2,530,591
Unused borrowing capacity available, at end of period	$219,734	$—
Operating Activities
Cash provided by operating activities improved $157.3 million in the three months ended March 31, 2026, versus the prior year period due to our significantly improved gross margins in the current year period, offset by continued funding of our development pipeline and commercial operations, increasing working capital to support our global expansion and the timing of compensation-related payments.
Investing Activities
Investing activities used $45.5 million of cash in the three months ended March 31, 2026, compared to $121.9 million in the prior year period due primarily to a decrease in capital expenditures and acquired in-process research and development and regulatory milestone payments.
Financing Activities
Financing activities provided $68.6 million of cash in the three months ended March 31, 2026, compared to $33.8 million used in the prior year period due primarily to a net increase in debt borrowings in the current year period, offset by lower proceeds from option exercises and the employee share purchase plan.

We expect to repay approximately $119.4 million of outstanding bank loans in the next 12 months.
Effects of Exchange Rates on Cash
In the three months ended March 31, 2026, we incurred realized losses on cash of $3.4 million, which is included in the reconciling items between net income and net cash provided by operating activities on the consolidated statements of cash flows, primarily related to the remeasurement of monetary assets and liabilities denominated in currencies other than the USD to USD.
We also have substantial operations in China and Europe, where the functional currency is the RMB and Euro, respectively, and as such the net cash flows are translated to the U.S. dollar for financial reporting. This process generates translation gains and losses on non-USD cash held in those currency markets that are included in the effects of foreign exchange rate changes on the consolidated statements of cash flows, as such translation gains and losses are excluded from cash flows from operating, investing and financing activities.
Future Liquidity and Material Cash Requirements
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with cash on hand.
Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of March 31, 2026:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$76,646	$17,678	$58,968
Purchase commitments	186,437	186,437	—
Debt obligations	1,098,164	119,351	978,813
Interest on debt	99,702	51,885	47,817
Co-development funding commitment	72,346	72,346	—
Funding commitment	4,406	4,350	56
Capital commitments	22,925	22,925	—
Total	$1,560,626	$474,972	$1,085,654
Operating Lease Commitments
We lease office facilities in California and Massachusetts in the U.S.; Basel, Switzerland; and office or manufacturing facilities in Beijing, Shanghai, Suzhou and Guangzhou in China under non-cancelable operating leases expiring on various dates. Payments under operating leases are expensed on a straight-line basis over the respective lease terms. The aggregate future minimum payments under these non-cancelable operating leases are summarized in the table above.
Purchase Commitments
As of March 31, 2026, non-cancellable purchase commitments amounted to $186.4 million, of which $22.5 million related to non-utilization fees and minimum purchase requirements for supply purchased from contract manufacturers and $163.9 million related to binding purchase order obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.

Debt Obligations and Interest
Total debt obligations coming due in the next twelve months are $119.4 million. Total long-term debt obligations are $978.8 million. We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. As of March 31, 2026, we were in compliance with all covenants of our material debt agreements. See above regarding Liquidity and Capital Resources and Note 10 in the Notes to the Condensed Consolidated Financial Statements for further detail of our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remainder contractual life of the outstanding borrowings.
Royalty Sale Liability
As described above, we have a contractual commitment to pay Royalty Pharma amounts received from Amgen related to Amgen’s sales of IMDELLTRA® in certain markets outside of China. While we have classified the upfront payment and the option exercise payment received from Royalty Pharma as a liability, the repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period, which is anticipated to extend at least through 2041. We have not included this liability in the table above because it does not constitute a fixed contractual obligation or a cancellable commitment from which the upfront payment and the option exercise payment could be demanded for refund.
Co-Development Funding Commitment
Under our collaboration with Amgen, we are responsible for co-funding global clinical development costs for the licensed oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and/or development services. As of March 31, 2026, our remaining co-development funding commitment was $72.3 million.
Funding Commitments
Funding commitments represent our committed capital related to equity investments. As of March 31, 2026, our remaining capital commitment was $4.4 million and is expected to be paid from time to time over the investment period.
Capital Commitments
We had capital commitments amounting to $22.9 million for the acquisition of property, plant and equipment as of March 31, 2026, related to various facilities across the globe.
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
There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2026, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

For new accounting policies adopted during the three months ended March 31, 2026, see “Part I—Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $1.1 billion of outstanding floating rate debt as of March 31, 2026. A 100-basis point increase in interest rates as of March 31, 2026 would increase our annual pre-tax interest expense by approximately $11.0 million.
Foreign Currency Exchange Rate Risk
China Exchange Rate Regime
RMB is not freely convertible into foreign currencies for capital account transactions. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 1.4% in the three months ended March 31, 2026 and depreciated approximately 4.4% in the year ended December 31, 2025, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
Transactional Risk
We are exposed to foreign exchange risk arising from various currency exposures when we enter into transactions denominated in foreign currencies. Our reporting currency is the U.S. dollar, and our most significant functional currencies are the U.S. dollar and the RMB. A portion of our operating transactions and monetary assets and liabilities are in currencies other than the U.S. dollar and RMB, primarily the U.S. dollar against the RMB, Euro, and Australian dollar. During the three months ended March 31, 2026 and 2025, we recognized $3.4 million of foreign exchange losses and $3.2 million of foreign exchange gains, respectively, resulting from changes in the value of the U.S. Dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. dollar functional currency entities, including the parent entity, BeOne Medicines Ltd.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2026.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2026, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
AbbVie Litigation
On September 6, 2024, AbbVie Inc. filed a complaint in the U.S. District Court for the Northern District of Illinois against the Company, one of its wholly-owned subsidiaries and an individual scientist, alleging misappropriation of trade secrets concerning the Company’s BTK degrader program, including the lead compound, BGB-16673. The complaint seeks an unspecified amount of monetary damages, declaratory judgment, restitution and other equitable remedies. The Company is vigorously defending against the claims and filed a motion to dismiss the complaint in its entirety on December 19, 2024.
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
The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).

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
In April 2025, the Trump administration published Executive Order 14273 (90 Fed. Reg. 16441), “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the U.S. Department of Health and Human Services (“HHS”) to take steps to reduce drug prices. In May 2025, the administration published Executive Order 14297 (90 Fed. Reg. 20749), “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs certain executive officials to “communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations” and facilitate direct-to-consumer and direct-to-business purchasing programs and directs the Secretary of the U.S. Department of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Subsequently, the Trump administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer “most-favored nation”(“MFN”) pricing equal to or lower than those paid in other developed nations for certain prescription drugs under Medicaid and for certain newly launched products across all market channels in the U.S., and some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreement with the federal government regarding prices for prescription drugs sold to U.S. patients and through Medicaid programs. In February 2026, the Trump administration announced the launch of TrumpRx, a website operated by the federal government that is intended to redirect consumers to pharmaceutical companies’ direct-to-consumer channels. Additionally, in December 2025, the Centers for Medicare and Medicaid Services (“CMS”) proposed a rule to implement the Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model and the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model – both are new Medicare payment models under section 1115A of the Social Security Act. The scope, timing, and implementation details of these policies remain uncertain and may be subject to legal challenges, regulatory rulemaking, and changes in administrative priorities. If implemented, these policies could have a material impact on the pricing and reimbursement of our products in the United States, particularly those covered under Medicare Part B or Part D. Potential effects include reduced pricing flexibility, downward pressure on reimbursement rates and changes to market access dynamics and to pricing negotiations with commercial payors and international markets. Because the outcome, timing, and specifics of these policies are uncertain, we cannot predict the effect on our business, financial condition, results of operations, or prospects, but the impact could be material and adverse.
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
•economic and political instability; and
•international military conflicts, such as the ongoing conflicts between Russia and Ukraine or in Iran, and related sanctions.
For example, in 2025, the U.S. imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China, and has subsequently proposed additional or alternative tariffs. While certain tariffs have been subsequently invalidated, suspended, modified or temporarily reduced, and the U.S. Supreme Court ruling in February 2026 invalidated a significant portion of the tariffs previously adopted by the U.S. government under emergency statutory authority, the Trump administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. In addition, the Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades.
Furthermore, in April 2025, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) initiated an investigation under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) into whether imports of pharmaceutical products present a risk to the national security of the U.S. Subsequently, in late 2025, the Trump administration announced that it had “begun preparing” tariffs on manufacturers that do not build in the United States or enter into an MFN drug pricing agreement with the Trump administration. In April 2026, President Trump issued a proclamation (the “Proclamation”) invoking Section 232 to impose tariffs on imports of certain patented pharmaceuticals, biologics, and associated ingredients into the U.S. The Proclamation affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning in September 2026, tariffs ranging from 10% to 100% will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed either in the Orange Book or in the FDA’s Lists of Licensed Biological Products, or the Purple Book. These tariffs apply to active pharmaceutical ingredients and key starting materials for such articles. Certain categories of products are exempt from these tariffs, including generic pharmaceuticals and biosimilars; U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation; drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce; and goods that qualify as “prototypes to be used exclusively for development, testing, product evaluation, or quality control purposes,” may be excluded from the additional tariffs.

Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. The applicability of, and lack of clarity around, trade tariffs imposed by the U.S. government and retaliatory tariffs imposed by other governments may have a significant impact on the financial condition of companies. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, and increased tariffs may make certain products no longer commercially viable. Furthermore, the ongoing investigation under Section 232 could result in BIS recommending additional tariffs on imports of pharmaceutical products into the U.S. The scope or scale of any resulting tariffs as well as their secondary effects could adversely impact our business. These and other risks, including the risks described in “Risks Related to Our Doing Business in the PRC”, may materially adversely affect our ability to attain or sustain revenue in international markets.
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

In the past, we have made grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations and we expect to make such grants in the future. If we choose to do so, and if we or our vendors or grant recipients are deemed to fail to comply with relevant laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Furthermore, there has been increased scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs, and grants to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments of reimbursement support offerings, clinical education programs and promotional speaker programs. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.
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
Since the May 12, 2025 order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing, and the Trump administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer MFN pricing equal to or lower than those paid in other developed nations for certain prescription drugs under Medicaid and for certain newly launched products across all market channels in the U.S. Further, in November 2025, CMS introduced the GENEROUS (GENErating cost Reductions for U.S. Medicaid) Model, a voluntary Medicaid payment initiative under which participating drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with an MFN price for the manufacturers’ products. Additionally, in December 2025, CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority, the GLOBE for Medicare Part B and GUARD for Medicare Part D. If finalized, these models would impose additional mandatory rebates on manufacturers of certain Medicare Part B and Medicare Part D drugs, for select Medicare populations intended to represent 25% of Medicare patients, if the Medicare prices for such products exceed those paid in economically comparable countries. Both the GLOBE and GUARD models have proposed seven-year testing periods, with the GLOBE model proposed to begin on October 1, 2026 and the GUARD model proposed to begin on January 1, 2027.
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
For example, in 2022, the FDA extended the Prescription Drug User Fee Act goal date for the supplemental new drug application (“sNDA”) for BRUKINSA as a treatment for adult patients with chronic lymphocytic leukemia or small lymphocytic lymphoma by three months, to allow time to review additional clinical data submitted by us, which was deemed a major amendment to the sNDA. In 2022, the FDA deferred action on the BLA for TEVIMBRA® as a second-line treatment for patients with unresectable or metastatic ESCC, citing only the inability to complete inspections due to COVID-19 related restrictions on travel. In March 2024, we subsequently received FDA approval for TEVIMBRA for this second-line indication. In 2024, the FDA deferred approval for TEVIMBRA in first-line unresectable, recurrent, locally advanced, or metastatic ESCC on account of a delay in scheduling clinical site inspections. In March 2025, we subsequently received FDA approval for TEVIMBRA for this first-line indication.
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
In addition, in July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. This legislation reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, and, to the extent the OBBBA reduces the number of enrollees in federal healthcare programs and covered services, our business could be adversely impacted.

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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, with exceptions in 2025 and periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $8.1 billion and $8.3 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities provided $1.1 billion, and used $0.1 billion and $1.2 billion of net cash during the years ended December 31, 2025, 2024 and 2023, respectively. Our operating activities provided approximately $201 million and $44 million of net cash during the three months ended March 31, 2026 and 2025, respectively. We recorded positive net cash flows from operating activities in 2025 and negative net cash flows from operating activities in 2024 and 2023 primarily due to our net income of $0.3 billion, and net losses of $0.6 billion and $0.9 billion, respectively. We cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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

As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2026, we had approximately $2,264.8 million invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had no short-term investments, cash and cash equivalents of $4.8 billion and restricted cash of $61.7 million as of March 31, 2026, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of March 31, 2026, we held no short-term investments. To the extent we invest in U.S. Treasury securities as short-term investments in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
Although we manufacture commercial supply of TEVIMBRA, zanubrutinib, and pamiparib at our manufacturing facilities in China, and recently opened our commercial-stage biologics manufacturing and clinical R&D center in New Jersey and a new small molecule manufacturing campus in Suzhou, China, we continue to rely on outside vendors to manufacture supplies and process some of our medicines and drug candidates. For example, we have entered into commercial supply agreements with third-party manufacturers for TEVIMBRA, BRUKINSA and sonrotoclax. In addition, we generally rely on our collaboration partners and their third-party manufacturers for supply of in-licensed medicines in China. We have limited experience in manufacturing or processing our medicines and drug candidates on a commercial scale. Additionally, we have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.
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
At the beginning of 2025, we had approximately 11,000 employees, and we ended the year with over 12,000 employees, an increase of approximately 9%. As of the date of this Quarterly Report, we had over 12,000 employees worldwide. As our research, development, manufacturing and commercialization plans and strategies evolve, we must add a significant number of additional managerial, operational, drug development, clinical, regulatory affairs, manufacturing, sales, marketing, financial and other personnel in the U.S., China, Europe and other regions. Our recent growth and any anticipated future growth will impose significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating additional employees; managing the growth in our research, clinical operations, commercial, and supporting functions; and improving our operational, financial and management controls, reporting systems and procedures. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
Regulatory authorities around the world have implemented industry-specific laws and regulations that affect the collection and transfer of personal data. For example, in China, the Regulation on the Administration of Human Genetic Resources (“HGR” and, such regulation, the “HGR Regulation”) applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such materials to non-PRC parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by non-PRC entities and individuals from sampling or biobanking any China HGR in China and requires approval for the sampling of certain HGR by Chinese parties. Approval for any export or cross-border transfer of HGR material is required, and transfer of China HGR data by Chinese parties to non-PRC parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that non-PRC parties ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. The Implementing Rules for the HGR Regulation and additional issued guidance has clarified many areas of the HGR Regulation. For information about applications under the HGR Regulation for clinical studies in China that may affect the Amgen collaboration, see the risk factor titled “If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.”

Additionally, the Cyberspace Administration of China (“CAC”) released the final Measures of Cross-Border Data Transfer Security Assessment, effective as of September 2022, under which any transfer of certain “important data” out of China triggers a security assessment to be conducted by the Chinese government. The scope of “important data” has to be further clarified by the Chinese government. If HGR data is classified as “important data,” it can be expected that this new cross-border data transfer rule may create considerable additional regulatory burdens on international companies’ human gene-involved R&D activities in China.
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
To further enhance the administration of China HGR, in 2021, the Chinese government adopted amendments to the Criminal Code, which criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to non-PRC parties or entities established or actually controlled by them without going through security review and assessment. Also in 2021, the PRC Biosecurity Law became effective. The PRC Biosecurity Law establishes an integrated system to regulate biosecurity-related activities in China, including the security regulation of HGR and biological resources. The PRC Biosecurity Law expressly declared that China has sovereignty over its HGR and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China. The Biosecurity Law gives the National Health Commission, China’s major regulatory authority of HGR, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will continue to evolve and become even more rigorous. In addition, the interpretation and application of data protection laws in China are often uncertain and constantly evolving.
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
*Our information technology (“IT”) systems, or those used by our contractors or collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development and commercialization efforts.
Despite the implementation of security measures, our IT systems, and those of our contractors, vendors, and collaborators, are vulnerable to damage, compromise, or disruption. These risks originate from a variety of sources, including state-sponsored actors, organized criminals, or negligent/malicious internal actors. Cyber incidents such as ransomware, business email compromise, social engineering (including phishing), and distributed denial-of-service attacks continue to evolve in frequency and sophistication. The increasing use of emerging technologies, such as generative artificial intelligence and highly autonomous reasoning agents, may further amplify these threats by expanding attack surfaces, automating the discovery of zero-day vulnerabilities, and enhancing the effectiveness of threat actor tactics through autonomous, multi-step execution of complex cyberattacks. Moreover, our internal use of advanced AI models for research and operational efficiency subjects us to risks, including "prompt injection" attacks, model hallucinations that could compromise data integrity in clinical or manufacturing processes, and the potential for unintended disclosure of trade secrets through the training or fine-tuning of third-party models.

We rely heavily on a complex ecosystem of cloud-based, on-premises, and software-as-a-service platforms. In the ordinary course of business, we process and store sensitive data, including legally protected patient health information, personally identifiable information of employees, and proprietary intellectual property. Because IT systems are critical to our research, manufacturing, and commercialization activities, any shutdown or breach, whether at our company or within our third-party supply chain, could materially impair our ability to operate. Our risk profile is further heightened by remote work arrangements and our increasing reliance on third-party service providers to manage critical applications. Furthermore, the rapid deployment of autonomous AI agents across our supply chain introduces risks, where vulnerabilities in the underlying logic or training data of third-party AI systems could lead to unauthorized data exfiltration or systemic failures that are difficult to detect via traditional monitoring.
We have implemented a multi-layered,AI-enabled security program comprised of technical, administrative, and physical controls, including, but not limited to, multi-factor authentication, endpoint detection and response, data loss prevention, encryption, role-based access control, security awareness training, incident response plans, and physical security measures. While these controls are designed to identify and mitigate cybersecurity risks, the evolving nature of cyber threats, particularly the advent of AI agents capable of bypassing traditional multi-factor authentication and mimicking human-like interactions, means no system can provide absolute security. We, and our third-party collaborators, have experienced and expect to continue to experience cyber-based attacks. Although no past cyber incidents have been determined to be individually, or in the aggregate, material to our business operations or financial condition, future incidents could result in the loss of data, exposure of sensitive information, or the inability to access critical applications. A material breach could necessitate significant remediation costs, damage our reputation, and trigger notification obligations under global privacy laws and regulations.
Furthermore, we are subject to rigorous regulatory oversight. As regulatory bodies begin to implement specific frameworks for AI governance and safety, any perceived failure to align with evolving standards, such as those governing the use of autonomous agents, could result in additional liability. Alleged noncompliance with data protection laws or a significant data breach could lead to government investigations, private litigation, and substantial contractual liability. While we maintain cybersecurity insurance, such coverage may be inadequate to offset the full financial or reputational impact of a significant incident. Any failure to protect our data or systems, or those of the third parties upon whom we rely, could have a material adverse effect on our business, financial condition, and results of operations.
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

A growing number of laws and regulations are being adopted which focus on enforcement efforts surrounding artificial intelligence and the use of such technologies in compliance with ethical standards and societal expectations. For example, the EU’s Artificial Intelligence Act imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages ethical principles in the development and use of these systems. Likewise, in the U.S., dozens of states have passed laws to regulate various uses and applications of artificial intelligence, including addressing deployment of artificial intelligence in healthcare settings. At the federal level, the FDA has advanced guidance and proposed frameworks for regulating AI in drug discovery, marketing submissions, and medical device development. At the same time, the Trump administration has endorsed a federal moratorium on enforcement of certain state-level AI regulation, including through a December 11, 2025 Executive Order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork that may be litigated in state and federal courts. We currently use systems that incorporate artificial intelligence, and if we develop or continue to use artificial intelligence systems governed by these laws or regulations, we will need to apply significant resources to design, develop, test and maintain such systems in accordance with applicable law and regulation, with the potential for significant enforcement or litigation in the event of any perceived non-compliance or if use of such technologies results in harms or other causes of actions we did not predict.
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
In the U.S., Europe, China, and many other jurisdictions where we operate, we are subject to laws and regulations that address privacy, personal information protection, use of artificial intelligence-based software and data security. Numerous laws and regulations, including, without limitation, privacy laws (such as the European Union’s General Data Protection Regulation (“GDPR”) or similar laws), security breach notification laws (such as China’s Measures on National Cybersecurity Incident Reporting), health information privacy laws (such as the United States’ Health Insurance Portability and Accountability Act (“HIPAA”)), and consumer protection laws (such as the United States’ Federal Trade Commission’s unfair or deceptive practices rules, or California’s Consumer Privacy Act), govern the collection, use, disclosure and protection of health-related and other personal information. A subset of these laws also have strict requirements governing the cross-border transfer of, or access to, personal information (see the risk factor titled “Compliance with the Data Security Law of the PRC (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the PRC (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.”).

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
Compliance with the Data Security Law of the PRC (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the PRC (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.
China has implemented extensive data protection, privacy and information security rules and is considering a number of additional proposals relating to these subject areas. We face significant uncertainties and risks related to these laws, regulations and policies, some of which were only recently enacted, and the interpretation of these legal requirements by government regulators as applied to biotechnology companies like us. For example, we collect and maintain de-identified or pseudonymized health data for clinical trials in compliance that could be deemed “personal data” or “important data” by government regulators. With China’s growing emphasis of its sovereignty over data derived from China, the outbound transmission of de-identified or pseudonymized health data for clinical trials may be subject to the new national security legal regime, including the Data Security Law, the Cyber Security Law of the PRC (the “Cyber Security Law”), the PIPL, and various implementing regulations and standards.
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

The CAC has taken action against several Chinese internet companies listed on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law of the PRC (the “National Security Law”), the Cyber Security Law and the Cybersecurity Review Measures. Effective as of February 2022, the CAC, together with 12 other PRC governmental authorities, promulgated the Revised Cybersecurity Review Measures, pursuant to which critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. The relevant competent governmental authorities may also initiate a cybersecurity review against the relevant operators if the authorities believe that the network product or service or data processing activities of such operators affect or may affect national security. The CAC has also issued new and updated regulatory measures focused on data security and cross-border data flows, and increased its enforcement activity. We expect the CAC and additional Chinese regulators to maintain a high level of scrutiny in the data security, cross-border data transfer and artificial intelligence space. There are still uncertainties as to the exact scope of network product or service or data processing activities that will or may affect national security, and the PRC government authorities may have discretion in the interpretation and enforcement of these measures.
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
We are regularly under examination by tax authorities, including U.S. and non-U.S. tax authorities (PRC, Switzerland and other countries). The final resolution of any related administrative reviews or litigation could result in unanticipated increases in our tax expense and changes to the timing of required tax payments, which could affect our cash flows for any particular reporting period and have a material impact on our financial condition and results of operations in such period.
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
We are a holding company incorporated in Switzerland, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of March 31, 2026 and December 31, 2025, these restricted assets totaled $2.1 billion and $2.0 billion, respectively.
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
As of April 30, 2026, 1,445,262,342 ordinary shares, par value $0.0001 per share, were outstanding, of which 713,513,697 ordinary shares were held in the form of 54,885,669 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
We are now a corporation (Aktiengesellschaft) organized under Swiss law. Our corporate affairs are governed by our Swiss Articles, our organizational regulations (as may be amended from time to time), and the laws of Switzerland, in particular the Swiss Code of Obligations (Obligationenrecht).
Under Swiss law, shareholder rights are broader than those under Cayman Islands law previously applicable to us before the Continuation. Swiss law reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, shareholder approval is required for all dividend distributions, subject to the Company having sufficient distributable reserves. The board of directors cannot unilaterally declare dividends, unlike under Hong Kong, Delaware, or Cayman Islands law, which give the board of directors discretion to directly declare dividends, providing more flexibility. Actions for which our shareholders must vote will require that we file a proxy statement with the SEC and convene a shareholders’ meeting that could delay the timing to execute such actions.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 37% of our outstanding ordinary shares as of April 30, 2026. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.

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
Risks Related to Our Swiss Incorporation
As a Swiss corporation, our flexibility is limited with respect to certain aspects of capital management.
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
Under current Swiss law, distributions made out of capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. We had qualifying capital contribution reserves in the amount of approximately US$11-12 billion available for distribution not subject to Swiss withholding tax as of the effective date of the Continuation. However, there can be no assurances that the Swiss withholding rules will not change in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration. Further, over the long term, the amount of qualifying contribution reserves available may be limited. If we are unable to make a distribution out of qualifying capital contribution reserves, then any dividends paid will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding tax amount must be withheld from the gross dividend distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the U.S. and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (the “U.S.-Swiss Treaty”) may apply for a refund of the tax amount withheld in excess of the U.S.-Swiss Treaty 15% rate (or for a full refund in the case of qualified pension funds, or a refund in excess of the 5% U.S.-Swiss Treaty rate if you are a corporate shareholder that directly holds at least 10% of our share capital). A shareholder domiciled in China that qualifies for benefits under the Agreement between the Government of the PRC and the Swiss Federal Council for the Avoidance of Double Taxation with Respect to Taxes on Income and on Capital (the “PRC-Swiss Treaty”) may apply for a refund of the tax amount withheld in excess of the 10% or 5% PRC-Swiss Treaty rate (as applicable). A Hong Kong shareholder that qualifies for benefits under the Agreement between the Government of the Hong Kong Special Administrative Region of the PRC and the Swiss Federal Council for the Avoidance of Double Taxation with respect to Taxes on Income (the “Hong Kong-Swiss Treaty”) may apply for a refund of the tax amount withheld in excess of the 10% Hong Kong-Swiss Treaty rate (or a full refund in the case of specific qualified persons, including a pension fund or a corporate shareholder that directly holds at least 10% of our share capital). Subject to applicable laws and regulations, this may also apply to other shareholders entitled to a dividend withholding tax rate lower than the Swiss withholding tax rate under tax treaties between the shareholders’ own tax residency jurisdictions and Switzerland. Switzerland currently has concluded more than 100 tax treaties with the same treatment regarding the refund of Swiss withholding taxes.
Under current Swiss law, share repurchases for capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value plus qualifying capital contributions reserves and the repurchase price, irrespective of the shareholder’s tax residency. Share repurchases for purposes other than capital reduction, such as for retention as treasury shares for use in connection with equity incentive plans, convertible debt, similar instruments or acquisitions, will not be subject to the 35% Swiss withholding tax, irrespective of the tax residency of the shareholder, provided the total treasury shares do not exceed 10% or 20% (as applicable) of the share capital. Any portion of the share repurchase price attributable to par value or qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration will not be subject to the 35% Swiss withholding tax. See the section in our Annual Report titled “Part II—Item 5—Taxation—Swiss Taxation—Repurchases of Shares.”
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
(c)
The following table describes for the quarterly period covered by this report each trading arrangement for the purchase or sale of the Company’s securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John V. Oyler (Co-Founder, Chief Executive Officer, and Chairman of the Board of Directors)	Adoption (March 10, 2026)	Rule 10b5-1 trading arrangement	Sale	July 10, 2027
Includes:
(i)up to 892,123 ADSs to be sold by Mr. Oyler;
(ii)up to such net number of ADSs to be received upon vesting of unvested RSUs in 2026 after sell-to-cover for withholding tax, to be sold by Mr. Oyler; and
(iii)up to 60,010 ADSs to be sold by the Pan-Oyler Foundation.

Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1	Independent Non-Executive Director Compensation Policy, as amended	X
10.2	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Fourth Amended and Restated 2016 Share Option and Incentive Plan	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* Furnished herewith.
# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEONE MEDICINES LTD.

Date: May 6, 2026	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Aaron Rosenberg
Aaron Rosenberg
Chief Financial Officer
(Principal Financial Officer)