Form 10-Q
period 2026-06-30
BeOne Medicines Ltd.
filed 2026-08-05
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 31, 2026, 1,478,124,405 ordinary shares, par value $0.0001 per share, were outstanding, of which 752,892,166 ordinary shares were held in the form of 57,914,782 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares which are ordinary shares issued to permitted investors in China and listed on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi.
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

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2026	2025	2026	2025
		$	$	$	$
Revenues
Product revenue, net	11	1,679,794	1,302,076	3,167,123	2,410,606
Other revenue	3	25,277	13,224	51,386	21,973
Total revenues		1,705,071	1,315,300	3,218,509	2,432,579
Cost of sales - product		174,530	164,606	341,745	329,608
Gross profit		1,530,541	1,150,694	2,876,764	2,102,971
Operating expenses
Research and development		612,280	524,896	1,153,504	1,006,783
Selling, general and administrative		593,214	537,913	1,148,311	997,201
Total operating expenses		1,205,494	1,062,809	2,301,815	2,003,984
Income from operations		325,047	87,885	574,949	98,987
Interest income		27,900	11,492	55,564	24,342
Interest expense		(39,739)	(7,995)	(72,626)	(14,997)
Other (expense) income, net		(749)	8,167	13,787	12,117
Income before income taxes		312,459	99,549	571,674	120,449
Income tax expense	8	75,452	5,229	107,310	24,859
Net income		237,007	94,320	464,364	95,590

Earnings per share
Basic	12	0.16	0.07	0.32	0.07
Diluted	12	0.16	0.06	0.31	0.07
Weighted-average shares outstanding—basic		1,450,485,552	1,408,166,754	1,446,490,904	1,399,159,898
Weighted-average shares outstanding—diluted		1,505,361,900	1,463,277,401	1,505,389,182	1,454,296,475

Earnings per American Depositary Share (“ADS”)
Basic	12	2.12	0.87	4.17	0.89
Diluted	12	2.05	0.84	4.01	0.85
Weighted-average ADSs outstanding—basic		111,575,812	108,320,520	111,268,531	107,627,684
Weighted-average ADSs outstanding—diluted		115,797,069	112,559,800	115,799,168	111,868,960
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Net income	237,007	94,320	464,364	95,590
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	27,881	28,547	52,351	34,988
Other adjustments	231	76	463	302
Comprehensive income	265,119	122,943	517,178	130,880
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		June 30,	December 31,
	Note	2026	2025
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		5,098,041	4,547,530
Accounts receivable, net		1,056,177	865,080
Inventories, net	9	732,603	608,227
Prepaid expenses and other current assets	9	328,984	212,752
Total current assets		7,215,805	6,233,589
Property, plant and equipment, net	6	1,643,286	1,641,678
Operating lease right-of-use assets		145,987	148,184
Intangible assets, net	7	60,956	62,704
Other non-current assets	9	109,581	102,418
Total non-current assets		1,959,810	1,954,984
Total assets		9,175,615	8,188,573
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		470,299	479,035
Accrued expenses and other payables	9	1,264,264	1,109,120
Tax payable	8	76,315	41,625
Operating lease liabilities, current portion		21,953	20,698
Research and development cost share liability, current portion	3	6,182	64,345
Sale of future royalty liability, current portion	4	89,278	56,714
Short-term debt	10	190,896	57,293
Total current liabilities		2,119,187	1,828,830
Non-current liabilities:
Long-term debt	10	882,163	961,913
Sale of future royalty liability, non-current portion	4	817,035	850,242
Operating lease liabilities, non-current portion		48,200	52,940
Deferred tax liabilities	8	57,388	53,209
Other long-term liabilities	9	77,644	80,245
Total non-current liabilities		1,882,430	1,998,549
Total liabilities		4,001,617	3,827,379
Commitments and contingencies	16
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 1,540,975,898 and 1,540,975,898 shares issued and 1,469,278,815 and 1,441,075,618 shares outstanding as of June 30, 2026 and December 31, 2025, respectively		147	144
Additional paid-in capital		13,054,760	12,759,137
Accumulated other comprehensive loss	14	(25,370)	(78,184)
Accumulated deficit		(7,855,539)	(8,319,903)
Total shareholders’ equity		5,173,998	4,361,194
Total liabilities and shareholders’ equity		9,175,615	8,188,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Six Months Ended June 30,
	Note	2026	2025
		$	$
Operating activities:
Net income		464,364	95,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense		81,659	68,418
Share-based compensation expenses	13	260,760	246,287
Acquired in-process research and development		20,518	500
Amortization of research and development cost share liability	3	(58,163)	(45,569)
Other items, net		14,412	15,128
Changes in operating assets and liabilities:
Accounts receivable		(192,876)	(73,369)
Inventories		(118,988)	6,174
Other assets		3,893	(45,316)
Accounts payable		(4,657)	(35,852)
Accrued expenses and other payables		195,616	75,625
Other liabilities		(2,382)	64
Net cash provided by operating activities		664,156	307,680
Investing activities:
Purchases of property, plant and equipment		(68,265)	(100,233)
Purchase of intangible assets		—	(20,000)
Proceeds from sale or maturity of investments		5,872	1,800
Purchase of in-process research and development		(20,518)	(60,000)
Other investing activities		(11,952)	(10,113)
Net cash used in investing activities		(94,863)	(188,546)
Financing activities:
Repayment of long-term loan	10	(24,693)	(16,799)
Proceeds from short-term loans	10	58,204	221,521
Repayment of short-term loans	10	—	(275,782)
Repayment of sale of future royalties liability	4	(2,556)	—
Payments of withholding taxes from share-based awards		—	(24,195)
Proceeds from option exercises and employee share purchase plan		34,923	96,503
Other financing activities		(3,300)	—
Net cash provided by financing activities		62,578	1,248
Effect of foreign exchange rate changes, net		39,156	26,957
Net increase in cash, cash equivalents, and restricted cash		671,027	147,339
Cash, cash equivalents, and restricted cash at beginning of period		4,609,647	2,638,747
Cash, cash equivalents, and restricted cash at end of period		5,280,674	2,786,086
Supplemental cash flow information:
Cash and cash equivalents		5,098,041	2,756,056
Short-term restricted cash		161,046	15,802
Long-term restricted cash		21,587	14,228
Income taxes paid		67,860	77,033
Interest expense paid		26,320	24,018
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		49,147	57,923
ROU assets obtained in exchange for new operating lease liabilities		14,757	18,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares Issued	Effect of Redomiciliation[1]	Total Outstanding Shares	Ordinary Shares Issued	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Shares			$	$	$	$	$
Balance at December 31, 2025	1,540,975,898	(99,900,280)	1,441,075,618	144	12,759,137	(78,184)	(8,319,903)	4,361,194
Exercise of options, ESPP and release of RSUs	—	3,403,760	3,403,760	—	23,834	—	—	23,834
Share-based compensation	—	—	—	—	123,355	—	—	123,355
Other comprehensive income	—	—	—	—	—	24,702	—	24,702
Net income	—	—	—	—	—	—	227,357	227,357
Balance at March 31, 2026	1,540,975,898	(96,496,520)	1,444,479,378	144	12,906,326	(53,482)	(8,092,546)	4,760,442
Exercise of options, ESPP and release of RSUs	—	24,799,437	24,799,437	3	11,029	—	—	11,032
Share-based compensation	—	—	—	—	137,405	—	—	137,405
Other comprehensive income	—	—	—	—	—	28,112	—	28,112
Net income	—	—	—	—	—	—	237,007	237,007
Balance at June 30, 2026	1,540,975,898	(71,697,083)	1,469,278,815	147	13,054,760	(25,370)	(7,855,539)	5,173,998

Balance at December 31, 2024	1,387,367,704	—	1,387,367,704	138	12,087,908	(148,988)	(8,606,836)	3,332,222
Issuance of shares reserved for share option exercises	402,532	—	402,532	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	15,511,587	—	15,511,587	2	63,874	—	—	63,876
Share-based compensation	—	—	—	—	95,478	—	—	95,478
Other comprehensive income	—	—	—	—	—	6,667	—	6,667
Net income	—	—	—	—	—	—	1,270	1,270
Balance at March 31, 2025	1,403,281,823	—	1,403,281,823	140	12,247,260	(142,321)	(8,605,566)	3,499,513
Issuance of shares reserved for share option exercises[1]	109,306,902	(112,772,594)	(3,465,692)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	28,387,173	—	28,387,173	3	32,730	—	—	32,733
Share-based compensation	—	—	—	—	150,809	—	—	150,809
Withholding taxes from share-based awards	—	—	—	—	(35,523)	—	—	(35,523)
Other comprehensive income	—	—	—	—	—	28,623	—	28,623
Net income	—	—	—	—	—	—	94,320	94,320
Balance at June 30, 2025	1,540,975,898	(112,772,594)	1,428,203,304	143	12,395,276	(113,698)	(8,511,246)	3,770,475
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
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and the condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with U.S. GAAP, including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating variable consideration in product sales and collaboration revenue arrangements, assessing the subsequent measurement of certain long-lived assets, initial measurement and recognition of share-based compensation expenses, realizability of deferred tax assets, estimating uncertain tax positions, subsequent measurement of inventory, estimating the allowance for credit losses, measurement of right-of-use assets and lease liabilities, estimates related to the cost of accrued research and development activities, estimates related to the interest cost component of the sale of future royalty liability and the measuring at fair value of financial instruments. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from these estimates.
Recent accounting pronouncements
New accounting standards which have been adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update adds a new exception for contracts that are not traded on exchange that contain an underlying based on operations or activities specific to one of the parties to the contract, regardless of whether the operations or activities are within the company’s control. The ASU also clarifies that an entity should apply the guidance in Topic 606 to a contract with share-based noncash consideration (for example, shares, share options, or other equity instruments) from a customer for the transfer of goods or services. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those fiscal years, with early adoption permitted. The Company adopted the amendments to Topic 815 on a prospective basis, effective January 1, 2026. There was no material impact to the Company’s financial position or results of operations for prior transactions. The impact in subsequent periods will be dependent upon the nature of future business development activities.
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
Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Annual Report.
There have been no material changes to the Company’s significant accounting policies as of and for the six months ended June 30, 2026, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of June 30, 2026 and December 31, 2025:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of June 30, 2026	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	2,231,035	—	—
Other non-current assets (Note 5):
Convertible debt instrument	—	—	6,474
Other	3,293	—	—
Total	2,234,328	—	6,474

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	2,384,656	—	—
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	—	2	—
Convertible debt instrument	—	—	6,135
Other	1,271	—	—
Total	2,385,927	2	6,135
The Company’s cash equivalents are highly liquid investments with original maturities of 3 months or less. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets.
The Company holds convertible notes issued by private biotech companies. The Company elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income, net. The Company recorded net gains on fair value adjustment of $81 and $160 for the three and six months ended June 30, 2026, respectively, and $75 and $1,211 for the three and six months ended June 30, 2025, respectively. Refer to Note 5, Restricted Cash and Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
As of June 30, 2026 and December 31, 2025, the Company held time deposits of $31,281 and nil, respectively, that were classified as cash equivalents. As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt’s carrying values approximate their fair values due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
For the three and six months ended June 30, 2026 and 2025, the Company’s other revenue consisted primarily of royalty revenue from IMDELLTRA® sales outside of China under the Amgen collaboration agreement and revenue generated under the Novartis broad markets agreement.
The following table summarizes total other revenue recognized for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Other Revenue	$	$	$	$
Amgen royalty revenue	18,823	9,033	37,120	14,552
Novartis broad markets revenue	4,956	3,320	10,219	6,842
Other	1,498	871	4,047	579
Other Revenue	25,277	13,224	51,386	21,973

In-Licensing Arrangements - Commercial
Amgen
During the three and six months ended June 30, 2026 and 2025, the Company recorded the following amounts related to its collaboration arrangement with Amgen. For a detailed description of the arrangement and related rights and obligations, see the Company’s Annual Report. The Company is still in the commercialization period for XGEVA®, KYPROLIS® and BLINCYTO® in China.
Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
BeOne’s portion of the development funding	59,818	52,196	117,866	92,715
Less: Amortization of research and development cost share liability	29,518	25,757	58,163	45,569
Research and development expense	30,300	26,439	59,703	47,146

				As of
				June 30, 2026
				$
Remaining portion of development funding cap				12,527
As of June 30, 2026 and December 31, 2025, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Research and development cost share liability, current portion	6,182	64,345
Total research and development cost share liability	6,182	64,345
The total reimbursement paid under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and six months ended June 30, 2026 and 2025 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Cost of sales - product	12,660	9,533	23,913	17,027
Research and development	(1,132)	(1,597)	(1,325)	(2,109)
Selling, general and administrative	(27,083)	(25,037)	(53,525)	(48,985)
Total	(15,555)	(17,101)	(30,937)	(34,067)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $132,019 and $255,710 for the three and six months ended June 30, 2026, respectively, and $73,288 and $136,032 for the three and six months ended June 30, 2025, respectively. Net amounts payable to Amgen was $110,503 and $79,097 as of June 30, 2026 and December 31, 2025, respectively.

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

Upfront and milestone payments incurred under these arrangements for the three and six months ended June 30, 2026 and 2025 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or term of the commercialization agreements.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2026	2025	2026	2025
Payments due to collaboration partners	Classification	$	$	$	$
Upfront payments	Research and development expense	19,974	500	20,518	500
Development milestones incurred	Research and development expense	3,313	—	3,313	—
Regulatory and commercial milestone payments	Intangible asset	—	20,000	—	20,000
Total		23,287	20,500	23,831	20,500
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

As of June 30, 2026 and December 31, 2025, the royalty financing obligation recorded in the Company’s balance sheet was as follows:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Sale of future royalty liability, current portion	89,278	56,714
Sale of future royalty liability, non-current portion	817,035	850,242
Total sale of future royalty liability	906,313	906,956

The following table summarizes the royalty sale liability activity during the six months ended June 30, 2026:

Royalty Sale Liability
$
Balance at December 31, 2025	906,956
Debt portion of royalties recognized and settled to Royalty Pharma	(2,556)
Accretion of liability	1,913
Balance at June 30, 2026	906,313
The carrying value of the sale of future royalty liability approximates fair value as of June 30, 2026 and is based on the Company’s current estimates of future royalties expected to be paid to Royalty Pharma over the life of the royalty stream, which are considered Level 3 inputs.
Interest expense related to this arrangement was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Interest expense	24,883	—	43,379	—
As of June 30, 2026, $24,883 of interest expense was accrued. The effective annual imputed interest rate was 11.0% as of June 30, 2026.
5. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts as collateral for letters of credit and cash used to settle employee benefit obligations and related taxes. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of June 30, 2026 and December 31, 2025 was as follows:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Short-term restricted cash	161,046	41,284
Long-term restricted cash	21,587	20,833
Total	182,633	62,117

Investments in Equity Securities
The following table summarizes the Company’s investments in equity securities:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Equity securities with readily determinable fair values	—	2
Equity securities without readily determinable fair values	36,317	33,154
Equity-method investments [1]	23,265	22,387
Total	59,582	55,543
1 In the first quarter of 2025, in connection with the wind-down of the operations and related financial obligations of one of the Company’s equity-method investments, the investment’s fair value was assessed to be zero. The Company recognized an other-than-temporary impairment loss of $12,376 during the six months ended June 30, 2025, within unrealized losses from equity-method investments.
The following table summarizes net gains and losses related to investments in equity securities recorded in other (expense) income, net for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Equity securities with readily determinable fair values	(2)	(7)	(2)	(2,063)
Equity securities without readily determinable fair values	3,134	(3,118)	3,188	(3,118)
Equity-method investments	(1,202)	(1,899)	(1,207)	(15,274)
The following table summarizes the portion of unrealized losses that relates to equity securities still held by the Company as of June 30, 2026:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Net gains (losses) recognized on equity securities	3,134	(3,118)	3,188	(3,118)
Less: net gains recognized on equity securities sold	3,134	—	3,134	—
Net unrealized gains (losses) on equity securities held at end of period	—	(3,118)	54	(3,118)

6. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Land	71,434	71,434
Building	1,205,301	1,187,836
Manufacturing equipment	289,068	273,769
Laboratory equipment	328,807	309,471
Leasehold improvement	79,529	76,568
Software, electronics and office equipment	136,248	124,136
Property, plant and equipment, at cost	2,110,387	2,043,214
Less: accumulated depreciation	(619,773)	(528,695)
Construction in progress	152,672	127,159
Property, plant and equipment, net	1,643,286	1,641,678
The Company has made a significant investment in its recently opened manufacturing and clinical R&D facility in Hopewell, New Jersey. As of June 30, 2026, the Company had construction in progress of $95,763 related to the Hopewell facility, the majority of which will be put into service in 2026.
Depreciation expense for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Depreciation expense	38,906	29,854	78,291	61,468
7. Intangible Assets
Intangible assets as of June 30, 2026 and December 31, 2025 are summarized as follows:

	As of
	June 30, 2026			December 31, 2025
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	79,510	(19,029)	60,481	77,486	(15,291)	62,195
Other	8,987	(8,512)	475	8,987	(8,478)	509
Total finite-lived intangible assets	88,497	(27,541)	60,956	86,473	(23,769)	62,704
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

The weighted-average life for each finite-lived intangible assets is approximately 10 years. Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Amortization expense - Cost of sales - product	1,592	5,749	3,334	6,922
Amortization expense - Selling, general and administrative	17	11	34	28
Total	1,609	5,760	3,368	6,950
As of June 30, 2026, estimated amortization expense for each of the five succeeding years and thereafter was as follows:

Year Ending December 31,	Cost of Sales - Product	Selling, General and Administrative	Total
	$	$	$
2026 (remainder of year)	3,190	34	3,224
2027	6,382	67	6,449
2028	6,382	67	6,449
2029	6,382	67	6,449
2030	6,382	67	6,449
2031 and thereafter	31,763	173	31,936
Total	60,481	475	60,956
8. Income Taxes
Income tax expense was $75,452 and $107,310 for the three and six months ended June 30, 2026, respectively, and $5,229 and $24,859 for the three and six months ended June 30, 2025, respectively. The income tax expense for the three and six months ended June 30, 2026 and 2025 was primarily attributable to the application of our expected current worldwide effective tax rate for the full year to the year-to-date actual pre-tax income, reflecting the mix of taxable income across jurisdictions as well as the impact of certain discrete items. Specifically, the provision for income taxes for the three months ended June 30, 2026 included a discrete net tax expense of approximately $49,276. This figure primarily relates to the settlement of the audit of one of our China subsidiaries amounting to $59,034, partially offset by certain discrete items mainly related to U.S. share-based compensation. The income tax expense for the three and six months ended June 30, 2025 included a discrete net tax benefit of $14,192 and $8,688, respectively, primarily related to updated provision estimates for U.S. R&D credits for prior periods.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of June 30, 2026, the Company will maintain a full valuation allowance against its net deferred tax assets. The Company may release all or a portion of the valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company’s level of profitability, revenue growth, clinical program progression and expectations regarding future profitability. The Company’s total deferred tax asset balance subject to the valuation allowance was approximately $3.6 billion as of June 30, 2026.
As of June 30, 2026, the Company had gross unrecognized tax benefits of $26,046. Due to the uncertain and complex application of income tax regulations by certain tax authorities outside of the U.S., it is possible that the ultimate resolution of ongoing audits may result in liabilities that could be materially different from current estimates. The ongoing tax audits in various jurisdictions could impact future tax expenses if tax authorities in their administration of tax laws during open audits may lead us to change our assessment of whether or not it is more likely than not that certain tax benefit positions will be sustained. The Company’s reserve for uncertain tax positions decreased by $2,449 and $1,789 in the three and six months ended June 30, 2026, respectively, primarily due to the settlement of the China audit, partially offset by an increase in U.S. federal and state tax attributes.

9. Supplemental Balance Sheet Information
Inventories, net consisted of the following:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Raw materials	267,266	236,190
Work in process	114,321	122,681
Finished goods	351,016	249,356
Total	732,603	608,227
Prepaid expenses and other current assets consisted of the following:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Short-term restricted cash	161,046	41,284
Prepaid research and development costs	48,221	52,594
Prepaid taxes	34,368	42,232
Prepaid general and administrative expenses	23,625	22,209
Other current assets	46,946	32,652
Other receivables	14,778	21,781
Total	328,984	212,752
Other non-current assets consisted of the following:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Long-term investments	66,056	61,678
Long-term restricted cash	21,587	20,833
Rental deposits and other	12,719	10,470
Prepayment of property and equipment	4,618	4,964
Prepaid VAT	3,773	3,504
Prepaid supply cost	828	969
Total	109,581	102,418
Accrued expenses and other payables consisted of the following:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Revenue rebates and returns related	485,870	398,533
External research and development activities related	167,026	156,525
Compensation related	247,322	305,055
Commercial activities	132,085	118,449
Individual income tax and other taxes	149,380	60,359
Accrued general and administrative expenses	42,364	36,635
Other	40,217	33,564
Total	1,264,264	1,109,120

Other long-term liabilities consisted of the following:

	As of
	June 30,	December 31,
	2026	2025
	$	$
Deferred government grant income	28,455	28,979
Pension liability	17,762	18,170
Asset retirement obligation	3,748	3,565
Other	27,679	29,531
Total	77,644	80,245
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
The following table presents outstanding borrowings under the Facilities Agreement:

	As of
	June 30,	December 31,
	2026	2025
	$	$
A Loan Facility	25,349	12,298
B2 Term Loan Facility	56,000	—
Less: unamortized debt issuance costs	(10,167)	(3,235)
Total short-term debt	71,182	9,063

A Loan Facility	291,518	295,152
B2 Term Loan Facility	504,000	560,000
Less: unamortized debt issuance costs	(6,837)	(18,783)
Total long-term debt	788,681	836,369
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
The A Loan Facility is subject to an interest rate equal to the Reference Rate (RMB) (as defined in the Facilities Agreement) plus a margin of 0.65% per annum. The B Loan Facilities are subject to an interest rate equal to the Reference Rate (USD) (as defined in the Facilities Agreement) plus a margin of 2.40% per annum. In addition to paying interest on the outstanding principal, the Company is also required to pay a commitment fee of 0.85% on the undrawn and uncancelled amounts under the Loan Facilities. Excluding commitment fees, the interest rate for the A Loan Facility and B2 Term Loan Facility was 3.7% and 6.1%, respectively, as of June 30, 2026.

As of June 30, 2026, the B1 Revolving Loan Facility was available for borrowing. Subject to certain limitations, the Loan Facilities are secured on a first priority basis granted in favor of HSBC (as security agent on behalf of the secured parties) by: (a) a security interest in the equity interests of a member of the Company and its subsidiaries and (b) security interests in, and mortgage on, the Company’s manufacturing and clinical R&D facility in New Jersey.
The Company is required to satisfy certain financial and non-financial covenants under the Facilities Agreement. The Company was compliant with the required covenants as of June 30, 2026.
Other Bank Loans
The following table summarizes the Company’s working capital and project loans as of June 30, 2026 and December 31, 2025:

Lender	Borrower	Term	Maturity Date	Note	As of
					June 30, 2026	December 31, 2025
					$	$
China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	33,161	21,450
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	9,264	8,989
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	8,757	8,497
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	9,580	9,294
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	1-year	March 18, 2027	5	58,952	—
Total short-term debt					119,714	48,230

China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	—	21,450
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	16,212	20,224
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	22,386	25,970
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	54,884	57,900
Total long-term debt					93,482	125,544
1The credit facility offers a borrowing capacity of RMB 580,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.8% as of June 30, 2026. The outstanding principal balance is payable in semi-annual installments. The Company repaid $11,080 (RMB75,000) during the six months ended June 30, 2026. The loan is secured by BeOne Guangzhou Biologics Manufacturing Co., Ltd.’s property ownership certificate and fixed assets.
2The credit facility offers a borrowing capacity of RMB 350,000, denominated in RMB, and bears floating interest rates benchmarking against prevailing interest rates of financial institutions in the PRC. The loan interest rate was 3.3% as of June 30, 2026. The outstanding principal balance is payable in quarterly installments. The Company repaid $4,560 (RMB31,429) during the six months ended June 30, 2026. The loan is secured by Guangzhou Factory’s south district land use right and certain fixed assets.
3The credit facility offers a borrowing capacity of RMB 378,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.2% as of June 30, 2026. The outstanding principal balance is payable in quarterly installments. The Company repaid $4,343 (RMB29,710) during the six months ended June 30, 2026. The loan is secured by fixed assets placed into service in the third phase of the Guangzhou manufacturing facility’s buildout.
4The credit facility offers a borrowing capacity of RMB 480,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.3% as of June 30, 2026. The outstanding principal balance is payable in semi-annual installments. The Company repaid $4,710 (RMB32,500) during the six months ended June 30, 2026. The loan is secured by BeOne Pharmaceutical (Suzhou) Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
5In March 2026, the Company entered into a credit facility agreement with China Merchants Bank for an aggregate facility of RMB 950,000, denominated in RMB, available for a period of 36 months for drawdown as revolving and/or one-time borrowings. The Company drew down $58,204 (RMB 400,000) during the six months ended June 30, 2026. The borrowing bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest was 2.6% as of June 30, 2026.
The Company has numerous financial and non-financial covenants on its debt obligations with the lenders above. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. As of June 30, 2026, the Company was in compliance with all covenants of its material debt agreements.

Interest Expense
Interest expense related to bank loans was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Interest expense, excluding amortization of debt issuance costs	10,937	12,048	26,504	25,009
Amortization of debt issuance costs	2,643	—	5,243	—
Capitalized interest expense	1,078	4,054	2,153	10,013
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® and TEVIMBRA® in the U.S., China, EU, and other regions; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Product revenue – gross	2,205,600	1,657,838	4,099,089	3,057,904
Less: rebates and sales returns	(525,806)	(355,762)	(931,966)	(647,298)
Product revenue – net	1,679,794	1,302,076	3,167,123	2,410,606
The following table disaggregates net product revenue by product for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
BRUKINSA®	1,247,640	949,840	2,342,483	1,741,504
TEVIMBRA®	228,515	193,524	434,756	364,688
XGEVA®	104,499	81,318	194,419	151,741
BLINCYTO®	36,537	25,587	70,572	49,493
KYPROLIS®	15,147	19,416	32,118	39,144
POBEVCY®	9,633	11,242	21,760	24,987
Other	37,823	21,149	71,015	39,049
Total product revenue – net	1,679,794	1,302,076	3,167,123	2,410,606

The following table presents the roll-forward of accrued revenue rebates and returns for the six months ended June 30, 2026 and 2025:

	Rebates, Returns and Other Deductions	Contra AR Accruals	Total
	$	$
Balance at December 31, 2025	398,533	79,126	477,659
Accrual	449,474	482,492	931,966
Payments	(362,137)	(499,012)	(861,149)
Balance at June 30, 2026	485,870	62,606	548,476

Balance at December 31, 2024	235,600	50,699	286,299
Accrual	283,525	363,773	647,298
Payments	(221,808)	(361,633)	(583,441)
Balance at June 30, 2025	297,317	52,839	350,156
12. Earnings Per Share/ADS
The following table reconciles the numerator and denominator in the computations of earnings per share/ADS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Numerator:
Net income	237,007	94,320	464,364	95,590

Denominator:
Weighted-average shares outstanding—basic	1,450,485,552	1,408,166,754	1,446,490,904	1,399,159,898
Dilutive common share equivalents	54,876,348	55,110,647	58,898,278	55,136,577
Weighted-average shares outstanding—diluted	1,505,361,900	1,463,277,401	1,505,389,182	1,454,296,475
Antidilutive common share equivalents excluded from above	830,113	1,317,291	710,393	1,496,899

Earnings per share:
Basic	0.16	0.07	0.32	0.07
Diluted	0.16	0.06	0.31	0.07

Earnings per ADS:
Basic	2.12	0.87	4.17	0.89
Diluted	2.05	0.84	4.01	0.85
For the three and six months ended June 30, 2026 and 2025, diluted earnings per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of stock options, restricted stock units, performance stock units and ESPP shares. The dilutive effect of outstanding stock options, restricted stock units, performance stock units and ESPP shares is reflected in diluted net earnings per share using the treasury stock method.
Each ADS represents 13 ordinary shares. Basic and diluted earnings per ADS was derived from the basic and diluted earnings per share, respectively.

13. Share-Based Compensation Expense
Share Option, Restricted Share Units and Performance Share Units
During the six months ended June 30, 2026, the Company granted options for 1,222,884 ordinary shares, restricted share units for 21,152,651 ordinary shares, and performance share units for 2,093,507 ordinary shares under the Company’s share option and incentive plan. As of June 30, 2026, options, restricted share units, and performance share units for ordinary shares outstanding totaled 46,769,997, 69,650,256, and 6,530,381, respectively. As of June 30, 2026, share-based awards to acquire 113,721,802 ordinary shares were available for future grant under the Company’s share option and incentive plan.
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
As of June 30, 2026, 5,688,481 ordinary shares were available for future issuance under the ESPP.
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
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
Share-Based Compensation Expense
The following table summarizes total share-based compensation expense recognized for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
Research and development	58,536	64,392	112,392	106,159
Selling, general and administrative	78,931	86,161	148,423	139,845
Total	137,467	150,553	260,815	246,004
14. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency
	Translation	Other
	Adjustments	Adjustments	Total
	$	$	$
Balance as of December 31, 2025	(66,252)	(11,932)	(78,184)
Other comprehensive income before reclassifications	52,351	114	52,465
Amounts reclassified from accumulated other comprehensive loss	—	349	349
Net-current period other comprehensive income	52,351	463	52,814
Balance as of June 30, 2026	(13,901)	(11,469)	(25,370)

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
Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2026 and December 31, 2025, amounts restricted were the net assets of the Company’s PRC subsidiaries, which, after intercompany eliminations, amounted to $2,134,091 and $2,012,019, respectively.
16. Commitments and Contingencies
Purchase Commitments
As of June 30, 2026, the Company had non-cancellable purchase commitments amounting to $262,816, of which $22,579 related to non-utilization fees and minimum purchase requirements for supply purchased from contract manufacturers and $240,237 related to binding purchase obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $22,245 for the acquisition of property, plant and equipment as of June 30, 2026, related to various facilities across the globe.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1.25 billion. The Company is funding its portion of the co-development costs by contributing cash and/or development services. As of June 30, 2026, the Company’s remaining co-development funding commitment was $12,527.
Funding Commitment
The Company had committed capital related to equity investments in the amount of $15,057. As of June 30, 2026, the remaining capital commitment was $2,157 and is expected to be paid from time to time over the investment period.
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

Net product revenues by geographic area are based upon the location of the customer, and other revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total revenues by geographic area are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	$	$	$	$
U.S. - total revenue	914,205	694,427	1,696,460	1,261,638
Product revenue	898,616	685,395	1,664,229	1,248,743
Other revenue	15,589	9,032	32,231	12,895

China - total revenue	506,021	432,924	977,995	832,516
Product revenue	499,714	428,802	964,896	825,164
Other revenue	6,307	4,122	13,099	7,352

Europe - total revenue	208,755	152,384	402,751	270,938
Product revenue	208,403	152,314	399,724	269,212
Other revenue	352	70	3,027	1,726

Rest of world - total revenue	76,090	35,565	141,303	67,487
Product revenue	73,061	35,565	138,274	67,487
Other revenue	3,029	—	3,029	—
Total Revenue	1,705,071	1,315,300	3,218,509	2,432,579

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
Key highlights for the second quarter of 2026 are as follows:
•Second quarter 2026 total global revenues increased 30% to $1.7 billion versus second quarter 2025
•Global BRUKINSA® (zanubrutinib) revenues increased 31% to $1.2 billion versus second quarter 2025
•Diluted GAAP Earnings per American Depositary Share (“ADS”) of $2.05, non-GAAP diluted Earnings per ADS of $3.84.
Recent Developments
Recent Business Developments
On July 23, 2026, we announced a $300 million expansion of our flagship clinical and commercial-stage manufacturing and research and development center at the Princeton West Innovation Campus in Hopewell, New Jersey, to add small molecule manufacturing capabilities.
On June 30, 2026, we announced positive topline results from the Phase 3 MANGROVE study (BGB-3111-306) evaluating foundational Bruton’s tyrosine kinase (“BTK”) inhibitor BRUKINSA® plus rituximab versus bendamustine plus rituximab in adult patients with previously untreated mantle cell lymphoma (“MCL”).
On May 13, 2026, we announced that the U.S. Food and Drug Administration (“FDA”) granted accelerated approval to BEQALZI™ (sonrotoclax), a foundational, next-generation BCL2 inhibitor, for the treatment of adult patients with relapsed or refractory (R/R) MCL, after at least two lines of systemic therapy, including a BTK inhibitor.

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$1,679,794	$1,302,076	$377,718	29.0%	$3,167,123	$2,410,606	$756,517	31.4%
Other revenue	25,277	13,224	12,053	91.1%	51,386	21,973	29,413	133.9%
Total revenues	1,705,071	1,315,300	389,771	29.6%	3,218,509	2,432,579	785,930	32.3%
Cost of sales - product	174,530	164,606	9,924	6.0%	341,745	329,608	12,137	3.7%
Gross profit	1,530,541	1,150,694	379,847	33.0%	2,876,764	2,102,971	773,793	36.8%
Operating expenses
Research and development	612,280	524,896	87,384	16.6%	1,153,504	1,006,783	146,721	14.6%
Selling, general and administrative	593,214	537,913	55,301	10.3%	1,148,311	997,201	151,110	15.2%
Total operating expenses	1,205,494	1,062,809	142,685	13.4%	2,301,815	2,003,984	297,831	14.9%
Income from operations	325,047	87,885	237,162	269.9%	574,949	98,987	475,962	480.8%
Interest income	27,900	11,492	16,408	142.8%	55,564	24,342	31,222	128.3%
Interest expense	(39,739)	(7,995)	(31,744)	397.0%	(72,626)	(14,997)	(57,629)	384.3%
Other (expense) income, net	(749)	8,167	(8,916)	(109.2)%	13,787	12,117	1,670	13.8%
Income before income taxes	312,459	99,549	212,910	213.9%	571,674	120,449	451,225	374.6%
Income tax expense	75,452	5,229	70,223	1,343.0%	107,310	24,859	82,451	331.7%
Net income	$237,007	$94,320	$142,687	151.3%	$464,364	$95,590	$368,774	385.8%
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue
Total revenue increased to $1,705.1 million for the three months ended June 30, 2026, from $1,315.3 million for the three months ended June 30, 2025, due to increased sales of BRUKINSA, TEVIMBRA, as well as increased sales of in-licensed products from Amgen.
Net product revenue consisted of the following:

	Three Months Ended
	June 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
BRUKINSA®	$1,247,640	$949,840	$297,800	31.4%
TEVIMBRA®	228,515	193,524	34,991	18.1%
XGEVA®	104,499	81,318	23,181	28.5%
BLINCYTO®	36,537	25,587	10,950	42.8%
KYPROLIS®	15,147	19,416	(4,269)	(22.0)%
POBEVCY®	9,633	11,242	(1,609)	(14.3)%
Other	37,823	21,149	16,674	78.8%
Total product revenue	$1,679,794	$1,302,076	$377,718	29.0%
Net product revenue increased 29.0% to $1,679.8 million for the three months ended June 30, 2026, compared to $1,302.1 million in the prior-year period, primarily due to increased sales of BRUKINSA globally, driven by significant growth in the U.S. and Europe. In addition, product revenues in the second quarter of 2026 were positively impacted by growth from in-licensed products from Amgen and TEVIMBRA.

Global sales of BRUKINSA totaled $1,247.6 million in the second quarter, representing a 31.4% increase compared to the prior-year period; U.S. sales of BRUKINSA totaled $892.5 million in the second quarter, compared to $683.7 million in the prior-year period, representing growth of 30.5%, driven primarily by robust demand growth. BRUKINSA continues to maintain its leading new patient share across the BTKi class due to its differentiated, best-in-class clinical profile. BRUKINSA sales in the EU totaled $195.6 million in the second quarter, compared to $150.5 million in the prior-year period, representing growth of 30.0%, driven by continued gains in market share across all major markets, including Germany, Italy, Spain, France and the UK. BRUKINSA sales in China totaled $97.2 million, representing growth of 16.7%. Foreign exchange contributed approximately 7% of the China growth given the Renminbi strengthening on a year-over-year basis. BRUKINSA rest of world revenue totaled $62.4 million in the second quarter, representing growth of 92.1% compared to the prior-year period.
Sales of TEVIMBRA totaled $228.5 million in the second quarter, compared to $193.5 million in the prior-year period, representing an 18.1% increase.
Revenue for Amgen products in China totaled $157.3 million in the second quarter, compared to $126.3 million in the prior-year period, representing a 24.5% increase, driven primarily by increased XGEVA® sales volume.
Other revenue totaled $25.3 million and $13.2 million for the three months ended June 30, 2026 and 2025, respectively, primarily related to royalty revenue under the Amgen collaboration and revenue generated under the Novartis broad markets marketing and promotion agreement.
Gross Margin
Gross margin as a percentage of product sales increased to 89.6% for the three months ended June 30, 2026, from 87.4% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from production productivity improvements resulting in lower costs for both BRUKINSA and TEVIMBRA. On an adjusted basis, which does not include depreciation and amortization, gross margin as a percentage of product sales increased to 90.0%, from 88.1% in the comparable period of the prior year.

Research and Development Expense
Research and development expense increased by $87.4 million, or 16.6%, to $612.3 million for the three months ended June 30, 2026 from $524.9 million for the three months ended June 30, 2025. The following table summarizes the external cost of development programs, upfront license and development milestone fees, and internal research and development expense for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended
	June 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$194,035	$182,567	$11,468	6.3%
Upfront license and development milestone fees	23,287	500	22,787	4,557.4%
Amgen co-development expense[1]	30,300	26,439	3,861	14.6%
Total external research and development expenses	247,622	209,506	38,116	18.2%
Internal research and development expenses	364,658	315,390	49,268	15.6%
Total research and development expenses	$612,280	$524,896	$87,384	16.6%

Adjusted research and development expenses[2]	$533,950	$444,057	$89,893	20.2%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended June 30, 2026 totaled $59.8 million, of which $30.3 million was recorded as R&D expense. The remaining $29.5 million was recorded as a reduction for the R&D cost share liability.
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

External research and development expenses increased in the second quarter of 2026 compared to the same period in 2025. This was primarily driven by increased investment in the continued advancement of several programs across the pipeline, including BTK CDAC, CDK4, PRMT5 and GPC3x4-1BB bsAb, higher Amgen co-development expenses, and higher development upfront and milestone fees.
Internal research and development expense increased by $49.3 million, or 15.6%, to $364.7 million for the three months ended June 30, 2026, from $315.4 million for the three months ended June 30, 2025, as we continue to invest in capabilities to support a growing portfolio. This increase was primarily attributable to the expansion of resources within the global development organization, alongside higher spending for toxicology studies, reagents, and consumables necessary to advance our clinical and preclinical candidates.
Selling, General and Administrative Expense

	Three Months Ended
	June 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$593,214	$537,913	$55,301	10.3%
Adjusted selling, general and administrative expenses[1]	$500,674	$441,655	$59,019	13.4%
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
Selling, general and administrative expense increased by $55.3 million, or 10.3%, to $593.2 million for the three months ended June 30, 2026, from $537.9 million for the three months ended June 30, 2025. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 35.3% in the second quarter of 2026 compared to 41.3% in the prior-year period.
Interest Income
Interest income increased by $16.4 million, or 142.8%, to $27.9 million for the three months ended June 30, 2026, from $11.5 million for three months ended June 30, 2025. The increase in interest income was primarily attributable to a higher cash and cash equivalents balance.
Interest Expense
Interest expense increased by $31.7 million, or 397.0%, to $39.7 million for the three months ended June 30, 2026, from $8.0 million for three months ended June 30, 2025. The increase in interest expense was primarily attributable to interest expense recorded under the effective interest method related to the sale of future royalty liability, higher interest rates on debt balances, and lower interest capitalized related to the completion of certain phases of our Hopewell facility.
Other Expense (Income), Net
Other expense, net was $0.7 million for the three months ended June 30, 2026, primarily due to foreign exchange losses. For the three months ended June 30, 2025, other income, net was $8.2 million, primarily due to foreign exchange gains and government subsidy income, partially offset by unrealized losses on our equity investments.

Income Tax Expense

	Three Months Ended
	June 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
GAAP income tax expense	$75,452	$5,229	$70,223	1,343.0%
Plus: Discrete tax items*	(49,839)	14,210	(64,049)	(450.7)%
Plus: Income tax effect of non-GAAP adjustments	20,331	17,466	2,865	16.4%
Adjusted income tax expense	$45,944	$36,905	$9,039	24.5%
GAAP effective income tax rate	24.1%	5.3%
Adjusted effective income tax rate	9.4%	12.7%
*Certain US GAAP discrete tax items are not adjusted for purposes of non-GAAP adjusted results above.
Income tax expense was $75.5 million for the three months ended June 30, 2026 as compared to $5.2 million for the three months ended June 30, 2025. The income tax expense for the three months ended June 30, 2026 and 2025 was primarily attributable to the application of our expected current worldwide effective tax rate for the full year to year-to-date actual pre-tax income, reflecting the mix of taxable income across jurisdictions as well as the impact of certain discrete items. Specifically, the provision for income taxes for the three months ended June 30, 2026 included a discrete net tax expense of approximately $49.3 million. This figure primarily relates to the settlement of the audit of one of our China subsidiaries amounting to $59.0 million, partially offset by certain discrete items mainly related to U.S. share-based compensation. The income taxes expense for the three months ended June 30, 2025 included a discrete net tax benefit of $14.2 million, primarily related to updated provision estimates for U.S. R&D credits for prior periods.
Given the Company’s recent history of earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held will be reversed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves. Prior to reversal, excluding any significant discrete items, income tax expense should trend with earnings per historical relationship.
As of June 30, 2026, the Company had gross unrecognized tax benefits of $26.0 million. Due to the uncertain and complex application of income tax regulations by certain tax authorities outside of the U.S., it is possible that the ultimate resolution of ongoing audits may result in liabilities that could be different from current estimates. The ongoing tax audits in various jurisdictions could impact future tax expense if tax authorities in their administration of tax laws during open audits may lead us to change our assessment of whether or not it is more likely than not that certain tax benefit positions will be sustained. The Company’s reserve for uncertain tax positions decreased by $2.4 million in the three months ended June 30, 2026, primarily due to the settlement of the China audit, partially offset by an increase in U.S. federal and state tax credits and incentives.
Net Income and Earnings Per Share
Net income for the second quarter of 2026 improved over the prior-year period on both a GAAP and adjusted basis, primarily attributable to revenue growth and improved operating leverage.
For the second quarter of 2026, basic and diluted earnings per share were both $0.16 per share and $2.12 and $2.05 per American Depositary Share (“ADS”), respectively, compared to $0.07 and $0.06 per share and $0.87 and $0.84 per ADS in the prior-year period. On an adjusted basis, basic and diluted earnings per share was $0.31 and $0.30 per share and $3.98 and $3.84 per ADS, respectively, compared to $0.18 and $0.17 per share and $2.33 and $2.25 per ADS in the prior-year period.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue
Total revenue increased to $3,218.5 million, or 32.3%, for the six months ended June 30, 2026, from $2,432.6 million for the six months ended June 30, 2025, primarily due to increased sales of our internally developed products, BRUKINSA and TEVIMBRA, as well as increased sales of in-licensed Amgen products.
Net product revenues consisted of the following:

	Six Months Ended
	June 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
BRUKINSA®	$2,342,483	$1,741,504	$600,979	34.5%
TEVIMBRA®	434,756	364,688	70,068	19.2%
XGEVA®	194,419	151,741	42,678	28.1%
BLINCYTO®	70,572	49,493	21,079	42.6%
KYPROLIS®	32,118	39,144	(7,026)	(17.9)%
POBEVCY®	21,760	24,987	(3,227)	(12.9)%
Other	71,015	39,049	31,966	81.9%
Total product revenue	$3,167,123	$2,410,606	$756,517	31.4%
Net product revenue increased 31.4% to $3,167.1 million for the six months ended June 30, 2026, compared to $2,410.6 million in the prior-year period, primarily due to increased sales of BRUKINSA globally, driven by continued growth in the U.S. and Europe. In addition, product revenues in the six months ended June 30, 2026 were positively impacted by sales of TEVIMBRA and in-licensed products from Amgen, primarily XGEVA®.
Global sales of BRUKINSA totaled $2,342.5 million in the six months ended June 30, 2026, representing a 34.5% increase compared to the prior-year period. U.S. sales of BRUKINSA totaled $1,653.6 million in the six months ended June 30, 2026, compared to $1,246.9 million in the prior-year period, representing growth of 32.6%, driven primarily by robust demand growth across all indications as well as favorable net pricing, of which approximately $20.0 million relates to non-recurring gross to net adjustments realized in the first quarter of 2026. BRUKINSA sales in Europe totaled $378.0 million in the six months ended June 30, 2026, representing growth of 41.9% driven by increased market share across all major European markets. BRUKINSA revenue in China totaled $191.2 million, representing growth of 16.3%. BRUKINSA rest of world revenue totaled $119.6 million in the six months ended June 30, 2026, representing growth of 87.3% compared to the prior-year period.
Revenue for TEVIMBRA totaled $434.8 million in the six months ended June 30, 2026, compared to $364.7 million in the prior-year period, representing a 19.2% increase.
Revenue for Amgen products in China totaled $299.5 million in the six months ended June 30, 2026, compared to $240.4 million in the prior-year period, driven primarily by increased XGEVA® sales volume.
Other revenue totaled $51.4 million and $22.0 million for the six months ended June 30, 2026 and 2025, respectively, primarily related to royalty revenue under the Amgen collaboration and revenue generated under the Novartis broad markets marketing and promotion agreement.
Gross Margin
Gross margin on product sales increased to $2,825.4 million for the six months ended June 30, 2026, compared to $2,081.0 million in the prior-year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 89.2% for the six months ended June 30, 2026, from 86.3% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from production productivity improvements for both BRUKINSA and TEVIMBRA. On an adjusted basis, which does not include depreciation and amortization, gross margin as a percentage of product sales increased to 89.6%, from 86.9% in the comparable period of the prior year.

Research and Development Expense
Research and development expense increased by $146.7 million, or 14.6%, to $1,153.5 million for the six months ended June 30, 2026 from $1,006.8 million for the six months ended June 30, 2025. The following table summarizes external clinical, external non-clinical and internal research and development expense for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended
	June 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$351,592	$352,613	$(1,021)	(0.3)%
Upfront license and development milestone fees	23,831	500	23,331	4666.2%
Amgen co-development expense[1]	59,703	47,146	12,557	26.6%
Total external research and development expenses	435,126	400,259	34,867	8.7%
Internal research and development expenses	718,378	606,524	111,854	18.4%
Total research and development expenses	$1,153,504	$1,006,783	$146,721	14.6%

Adjusted research and development expenses[2]	$999,854	$865,252	$134,602	15.6%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the six months ended June 30, 2026 totaled $117.9 million, of which $59.7 million was recorded as R&D expense. The remaining $58.2 million was recorded as a reduction of the R&D cost share liability.
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
The increase in external research and development expenses in the six months ended June 30, 2026 was primarily attributable to an increase in development upfront and milestone fees and Amgen co-development expenses.

Internal research and development expense increased $111.9 million, or 18.4%, to $718.4 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities and control spend.
Selling, General and Administrative Expense

	Six Months Ended
	June 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$1,148,311	$997,201	$151,110	15.2%
Adjusted selling, general and administrative expenses[1]	$972,667	$837,166	$135,501	16.2%
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
Selling, general and administrative expense increased by $151.1 million, or 15.2%, to $1,148.3 million, for the six months ended June 30, 2026, from $997.2 million for the six months ended June 30, 2025. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 36.3% for the six months ended June 30, 2026 compared to 41.4% in the prior-year period.

Interest Income
Interest income increased by $31.2 million, or 128.3%, to $55.6 million for the six months ended June 30, 2026, from $24.3 million for the six months ended June 30, 2025. The increase in interest income was primarily attributable to higher cash and cash equivalents balance.
Interest Expense
Interest expense increased by $57.6 million, or 384.3%, to $72.6 million for the six months ended June 30, 2026, from $15.0 million for the six months ended June 30, 2025. Interest expense increased resulting from interest expense recorded under the effective interest method related to the sale of future royalty liability, higher interest rates on debt balances and lower interest capitalized related to completion of certain phases of our Hopewell facility.
Other Income, Net
Other income, net was $13.8 million for the six months ended June 30, 2026, primarily due to government subsidy income. For the six months ended June 30, 2025, other income, net was $12.1 million, primarily due to foreign exchange gains and government subsidy income, partially offset by unrealized losses on our equity investments.
Income Tax Expense

	Six Months Ended
	June 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
GAAP income tax expense	$107,310	$24,859	$82,451	331.7%
Plus: Discrete tax items*	(53,374)	8,737	(62,111)	(710.9)%
Plus: Income tax effect of non-GAAP adjustments	40,673	28,703	11,970	41.7%
Adjusted income tax expense	$94,609	$62,299	$32,310	51.9%
GAAP effective income tax rate	18.8%	20.6%
Adjusted effective income tax rate	10.3%	13.8%
*Certain US GAAP discrete tax items are not adjusted for purposes of non-GAAP adjusted results above.
Income tax expense increased to $107.3 million for the six months ended June 30, 2026, from $24.9 million for the six months ended June 30, 2025. The income tax expense for the six months ended June 30, 2026 and 2025 was primarily attributable to the application of our expected current worldwide effective tax rate for the fully year to year-to-date actual pre-tax income, reflecting the mix of taxable income across jurisdictions as well as the impact of certain discrete items. Specifically, the provision for income taxes for the six months ended June 30, 2026 included a discrete net tax expense of approximately $52.8 million. This figure primarily relates to the settlement of the audit of one of our China subsidiaries amounting to $59.6 million, partially offset by certain discrete items mainly related to U.S. share-based compensation. The income tax expense for the six months ended June 30, 2025 included a discrete net tax benefit of $8.7 million, primarily related to updated provision estimates for U.S. R&D tax credits.
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

Net Income and Earnings Per Share
Net income for the six months ended June 30, 2026 improved over the prior-year period on both a GAAP and adjusted basis, primarily attributable to revenue growth and improved operating leverage.
For the six months ended June 30, 2026, basic and diluted earnings per share was $0.32 and $0.31 per share and $4.17 and $4.01 per ADS, respectively, compared to basic and diluted earnings per share of $0.07 and $0.07 per share and $0.89 and $0.85 per ADS in the prior-year period. On an adjusted basis, basic and diluted earnings per share was $0.57 and $0.54 per share and $7.37 and $7.08 per ADS, respectively, compared to $0.28 and $0.27 per share and $3.61 and $3.48 per ADS in the prior-year period.

Non-GAAP Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	( Amounts in thousands of U.S. dollars, except for per share and per ADS data)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$174,530	$164,606	$341,745	$329,608
Less: Depreciation	5,520	3,321	9,846	5,934
Less: Amortization of intangibles	1,592	5,749	3,334	6,922
Less: Other	—	893	—	893
Adjusted cost of sales - products	$167,418	$154,643	$328,565	$315,859

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$612,280	$524,896	$1,153,504	$1,006,783
Less: Share-based compensation expenses	58,536	64,392	112,392	106,159
Less: Depreciation	19,794	16,447	41,258	35,372
Adjusted research and development	$533,950	$444,057	$999,854	$865,252

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$593,214	$537,913	$1,148,311	$997,201
Less: Share-based compensation expenses	78,931	86,161	148,423	139,845
Less: Depreciation	13,592	10,086	27,187	20,162
Less: Amortization of intangibles	17	11	34	28
Adjusted selling, general and administrative	$500,674	$441,655	$972,667	$837,166

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$1,205,494	$1,062,809	$2,301,815	$2,003,984
Less: Share-based compensation expenses	137,467	150,553	260,815	246,004
Less: Depreciation	33,386	26,533	68,445	55,534
Less: Amortization of intangibles	17	11	34	28
Adjusted operating expenses	$1,034,624	$885,712	$1,972,521	$1,702,418

Reconciliation of GAAP to adjusted income from operations:
GAAP income from operations	$325,047	$87,885	$574,949	$98,987
Plus: Share-based compensation expenses	137,467	150,553	260,815	246,004
Plus: Depreciation	38,906	29,854	78,291	61,468
Plus: Amortization of intangibles	1,609	5,760	3,368	6,950
Plus: Other	—	893	—	893
Adjusted income from operations	$503,029	$274,945	$917,423	$414,302

Reconciliation of GAAP to adjusted income tax expense:
GAAP income tax expense	$75,452	$5,229	$107,310	$24,859
Plus: Discrete tax items	(49,839)	14,210	(53,374)	8,737
Plus: Income tax effect of non-GAAP adjustments	20,331	17,466	40,673	28,703
Adjusted income tax expense	$45,944	$36,905	$94,609	$62,299

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	( Amounts in thousands of U.S. dollars, except for per share and per ADS data)
Reconciliation of GAAP to adjusted net income:
GAAP net income	$237,007	$94,320	$464,364	$95,590
Plus: Share-based compensation expenses	137,467	150,553	260,815	246,004
Plus: Depreciation	38,906	29,854	78,291	61,468
Plus: Amortization of intangibles	1,609	5,760	3,368	6,950
Plus: Other	—	893	—	893
Plus: Impairment of equity investments	—	3,118	—	15,494
Plus: Discrete tax items	49,839	(14,210)	53,374	(8,737)
Plus: Income tax effect of non-GAAP adjustments	(20,331)	(17,466)	(40,673)	(28,703)
Adjusted net income	$444,497	$252,822	$819,539	$388,959

Reconciliation of GAAP to adjusted EPS - basic
GAAP earnings per share - basic	$0.16	$0.07	$0.32	$0.07
Plus: Share-based compensation expenses	0.09	0.11	0.18	0.18
Plus: Depreciation	0.03	0.02	0.05	0.04
Plus: Amortization of intangibles	0.00	0.00	0.00	0.00
Plus: Other	0.00	0.00	0.00	0.00
Plus: Impairment of equity investments	0.00	0.00	0.00	0.01
Plus: Discrete tax items	0.03	(0.01)	0.04	(0.01)
Plus: Income tax effect of non-GAAP adjustments[1]	(0.01)	(0.01)	(0.03)	(0.02)
Adjusted earnings per share - basic	$0.31	$0.18	$0.57	$0.28

Reconciliation of GAAP to adjusted EPS - diluted
GAAP earnings per share - diluted	$0.16	$0.06	$0.31	$0.07
Plus: Share-based compensation expenses	0.09	0.10	0.17	0.17
Plus: Depreciation	0.03	0.02	0.05	0.04
Plus: Amortization of intangibles	0.00	0.00	0.00	0.00
Plus: Other	0.00	0.00	0.00	0.00
Plus: Impairment of equity investments	0.00	0.00	0.00	0.01
Plus: Discrete tax items	0.03	(0.01)	0.04	(0.01)
Plus: Income tax effect of non-GAAP adjustments[1]	(0.01)	(0.01)	(0.03)	(0.02)
Adjusted earnings per share - diluted	$0.30	$0.17	$0.54	$0.27

Reconciliation of GAAP to adjusted earnings per ADS - basic
GAAP earnings per ADS - basic	$2.12	$0.87	$4.17	$0.89
Plus: Share-based compensation expenses	1.23	1.39	2.34	2.29
Plus: Depreciation	0.35	0.28	0.70	0.57
Plus: Amortization of intangibles	0.01	0.05	0.03	0.06
Plus: Other	0.00	0.01	0.00	0.01
Plus: Impairment of equity investments	0.00	0.03	0.00	0.14
Plus: Discrete tax items	0.45	(0.13)	0.48	(0.08)
Plus: Income tax effect of non-GAAP adjustments[1]	(0.18)	(0.16)	(0.37)	(0.27)
Adjusted earnings per ADS - basic	$3.98	$2.33	$7.37	$3.61

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	( Amounts in thousands of U.S. dollars, except for per share and per ADS data)
Reconciliation of GAAP to adjusted earnings per ADS - diluted
GAAP earnings per ADS - diluted	$2.05	$0.84	$4.01	$0.85
Plus: Share-based compensation expenses	1.19	1.34	2.25	2.20
Plus: Depreciation	0.34	0.27	0.68	0.55
Plus: Amortization of intangibles	0.01	0.05	0.03	0.06
Plus: Other	0.00	0.01	0.00	0.01
Plus: Impairment of equity investments	0.00	0.03	0.00	0.14
Plus: Discrete tax items	0.43	(0.13)	0.46	(0.08)
Plus: Income tax effect of non-GAAP adjustments[1]	(0.18)	(0.16)	(0.35)	(0.26)
Adjusted earnings per ADS - diluted	$3.84	$2.25	$7.08	$3.48
1 Tax effect of non-GAAP adjustments is based on the statutory tax rate in the relevant tax jurisdiction. Please note that the Company currently records a valuation allowance on its net deferred tax assets, so there is no net impact recorded for deferred tax effects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Free Cash Flow (Non-GAAP):
Net cash provided by operating activities (GAAP)	$462,820	$263,598	$664,156	$307,680
Less: Purchases of property, plant and equipment	(27,476)	(43,826)	(68,265)	(100,233)
Free Cash Flow (Non-GAAP)	$435,344	$219,772	$595,891	$207,447
Liquidity and Capital Resources
The following table represents our cash and debt balances as of June 30, 2026 and December 31, 2025:

	As of
	June 30,	December 31,
	2026	2025

	(in thousands)
Cash, cash equivalents and restricted cash	$5,280,674	$4,609,647
Total debt	$1,073,059	$1,019,206
We have generated positive cash flow from operations since the third quarter of 2024.
Based on our current operating plan, we expect that our operating cash flows and existing cash and cash equivalents as of June 30, 2026 will enable us to fund our operating expenses and planned long-term investments for at least the next 12 months after the date that the financial statements included in this report are issued. In 2025, we generated proceeds from long-term debt of $855.0 million which was used to pay off all existing short-term working capital loans, and is associated with certain restrictive covenants as laid our further below with respect to certain coverage ratios and maximum investment amounts. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations on a consolidated basis as they become due principally in 2027 and 2028.

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
As of June 30, 2026, we had $317 million A Loan Facility and $560 million B2 Term Loan Facility outstanding under our Facilities Agreement. The A Loan Facility is subject to an interest rate equal to the Reference Rate (RMB) (as defined in the Facilities Agreement) plus a margin of 0.65% per annum. The B Loan Facilities are subject to an interest rate equal to the Reference Rate (USD) (as defined in the Facilities Agreement) plus a margin of 2.40% per annum. In addition to paying interest on the outstanding principal, we are also required to pay a commitment fee of 0.85% on the undrawn and uncancelled amounts under the Loan Facilities.
The Facilities Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Facilities Agreement contains financial covenants applicable to the Loan Facilities, including covenants requiring the maintenance of: (i) a minimum cash interest coverage ratio of not less than 5.00 to 1.00; (ii) a net leverage ratio of not greater than 2.50 to 1.00; (iii) a minimum total consolidated shareholders’ equity of the Group of not less than $2.7 billion; (iv) a minimum cash balance held outside the PRC by the Company and the Guarantors of $500.0 million; (v) a maximum financial indebtedness of the Company and its subsidiaries not to exceed $2.0 billion; and (vi) a maximum financial indebtedness of the Company’s subsidiaries that are incorporated or registered in the PRC not to exceed $500.0 million. We were compliant with the required covenants as of June 30, 2026.
Sale of Future Royalties
The proceeds from sale of future royalties of $911 million in 2025 increased our cash and cash equivalents through financing cash inflows. However, the repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period; therefore, it has not been included in the total debt balance above, as there is no claim on unrestricted cash. Our classification of the liability between current and non-current is based on our expectations of royalty revenue from Amgen over the next 12 months, which will be paid to Royalty Pharma in accordance with the terms of the Royalty Agreement. Cash inflows from Amgen are classified as operating cash inflows, while the corresponding payments to Royalty Pharma are allocated between interest cash outflows within operating cash flows and a portion to reduce the liability, classified as a financing cash outflow. Pursuant to the Royalty Agreement, in the six months ended June 30, 2026, we paid to Royalty Pharma an aggregate of $33 million, of which $30 million was allocated as interest expense and recognized within operating cash flows, and $3 million was recorded as reduction to the liability and recognized within financing activities. An additional $25 million of interest expense was accrued as of June 30, 2026. Any cash received from Amgen but not yet remitted to Royalty Pharma as of the balance sheet date will be reflected as restricted cash in the Consolidated Balance Sheet. There was no such restricted cash as of June 30, 2026.

The following table provides information regarding our cash and cash equivalents, cash flows and unused borrowing capacity available for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$4,609,647	$2,638,747
Net cash provided by operating activities	664,156	307,680
Net cash used in investing activities	(94,863)	(188,546)
Net cash provided by financing activities	62,578	1,248
Net effect of foreign exchange rate changes	39,156	26,957
Net increase in cash, cash equivalents, and restricted cash	671,027	147,339
Cash, cash equivalents and restricted cash at end of period	$5,280,674	$2,786,086
Unused borrowing capacity available, at end of period	$221,059	$—
Operating Activities
Cash provided by operating activities improved $356.5 million in the six months ended June 30, 2026, versus the prior year period due to our significantly improved gross margins in the current year period, primarily offset by continued funding of our development pipeline and commercial operations, increasing working capital to support our global expansion and the timing of compensation-related payments.
Investing Activities
Investing activities used $94.9 million of cash in the six months ended June 30, 2026, compared to $188.5 million in the prior year period due primarily to a decrease in capital expenditures, principally related to our manufacturing and clinical R&D facility in Hopewell, New Jersey, and acquired in-process research and development and regulatory milestone payments.
Financing Activities
Financing activities provided $62.6 million of cash in the six months ended June 30, 2026, compared to $1.2 million in the prior year period due primarily to a net increase in debt borrowings in the current year period, offset by lower proceeds from option exercises and the employee share purchase plan.
We expect to repay approximately $201.1 million of outstanding bank loans in the next 12 months.
Effects of Exchange Rates on Cash
In the six months ended June 30, 2026, we incurred realized losses on cash of $6.8 million, which is included in the reconciling items between net income and net cash provided by operating activities on the consolidated statements of cash flows, primarily related to the remeasurement of monetary assets and liabilities denominated in currencies other than the USD to USD.
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

Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of June 30, 2026:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$76,794	$12,710	$64,084
Purchase commitments	262,816	262,816	—
Debt obligations	1,090,063	201,063	889,000
Interest on debt	86,816	50,886	35,930
Co-development funding commitment	12,527	12,527	—
Funding commitment	2,157	2,100	57
Capital commitments	22,245	22,245	—
Total	$1,553,418	$564,347	$989,071
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
Purchase Commitments
As of June 30, 2026, non-cancellable purchase commitments amounted to $262.8 million, of which $22.6 million related to non-utilization fees and minimum purchase requirements for supply purchased from contract manufacturers and $240.2 million related to binding purchase order obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months are $201.1 million. Total long-term debt obligations are $889.0 million. We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. As of June 30, 2026, we were in compliance with all covenants of our material debt agreements. See above regarding Liquidity and Capital Resources and Note 10 in the Notes to the Condensed Consolidated Financial Statements for further detail of our debt obligations.
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

Co-Development Funding Commitment
Under our collaboration with Amgen, we are responsible for co-funding global clinical development costs for the licensed oncology pipeline assets up to a total cap of $1.25 billion. We are funding our portion of the co-development costs by contributing cash and/or development services. As of June 30, 2026, our remaining co-development funding commitment was $12.5 million.
Funding Commitments
Funding commitments represent our committed capital related to equity investments. As of June 30, 2026, our remaining capital commitment was $2.2 million and is expected to be paid from time to time over the investment period.
Capital Commitments
We had capital commitments amounting to $22.2 million for the acquisition of property, plant and equipment as of June 30, 2026, related to various facilities across the globe.
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
There have been no material changes to our critical accounting policies as of and for the three and six months ended June 30, 2026, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
For new accounting policies adopted during the three and six months ended June 30, 2026, see “Part I—Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $1.1 billion of outstanding floating rate debt as of June 30, 2026. A 100-basis point increase in interest rates as of June 30, 2026 would increase our annual pre-tax interest expense by approximately $10.9 million.
Foreign Currency Exchange Rate Risk
China Exchange Rate Regime
RMB is not freely convertible into foreign currencies for capital account transactions. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 3.1% in the six months ended June 30, 2026 and depreciated approximately 4.4% in the year ended December 31, 2025, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

Transactional Risk
We are exposed to foreign exchange risk arising from various currency exposures when we enter into transactions denominated in foreign currencies. Our reporting currency is the U.S. dollar, and our most significant functional currencies are the U.S. dollar and the RMB. A portion of our operating transactions and monetary assets and liabilities are in currencies other than the U.S. dollar and RMB, primarily the U.S. dollar against the RMB, Euro, and Australian dollar. During the six months ended June 30, 2026 and 2025, we recognized $6.8 million of foreign exchange losses and $6.5 million of foreign exchange gains, respectively, resulting from changes in the value of the U.S. Dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. dollar functional currency entities, including the parent entity, BeOne Medicines Ltd.
Translational Risk
We also face foreign currency exposure that arises from translating the financial position and results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period, primarily the RMB against the U.S. dollar. A significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our foreign cash balances and trade receivables. Further, volatility in exchange rate fluctuations may have a significant impact on the foreign currency translation adjustments recorded in other comprehensive income (loss).
We have not used derivative financial instruments to reduce the effect of fluctuating currency exchange rates.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2026.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2026, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
AbbVie Litigation
On September 6, 2024, AbbVie Inc. filed a complaint in the U.S. District Court for the Northern District of Illinois against the Company, one of its wholly-owned subsidiaries and an individual scientist, alleging misappropriation of trade secrets concerning the Company’s BTK degrader program, including the lead compound, BGB-16673 (tacabrutideg). The complaint seeks an unspecified amount of monetary damages, declaratory judgment, restitution and other equitable remedies. The Company filed a motion to dismiss the complaint in its entirety on December 19, 2024. On May 12, 2026, the Court denied the Company’s motion to dismiss. The litigation remains ongoing, no trial date has been scheduled, and the Company is vigorously defending against the claims.
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
BeOne’s complaint alleges that by filing the ANDA, Zydus infringes certain of BRUKINSA’s Orange Book patents and seeks a permanent injunction to prevent Zydus from commercializing a generic version of BRUKINSA® tablets until the expiration of the asserted patents.
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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, with exceptions in 2025 and periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $7.9 billion and $8.3 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.
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
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities provided $1.1 billion, and used $0.1 billion and $1.2 billion of net cash during the years ended December 31, 2025, 2024 and 2023, respectively. Our operating activities provided approximately $664 million and $308 million of net cash during the six months ended June 30, 2026 and 2025, respectively. We recorded positive net cash flows from operating activities in 2025 and negative net cash flows from operating activities in 2024 and 2023 primarily due to our net income of $0.3 billion, and net losses of $0.6 billion and $0.9 billion, respectively. We cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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

As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At June 30, 2026, we had approximately $2,231.0 million invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had no short-term investments, cash and cash equivalents of $5.1 billion and restricted cash of $182.6 million as of June 30, 2026, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of June 30, 2026, we held no short-term investments. To the extent we invest in U.S. Treasury securities as short-term investments in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
Furthermore, many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and in some cases non-competition agreements in connection with their previous employment. Our employees may also have access to trade secrets of our collaboration partners. Although we try our best to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have misappropriated trade secrets or other proprietary information, of any such employees’ former employers. For example, in September 2024, AbbVie Inc. filed a lawsuit alleging misappropriation of certain trade secrets concerning our Bruton’s tyrosine kinase degrader program, including lead compound BGB-16673. Defending against such claims, regardless of their merit, could result in substantial costs and be a distraction to management. If we fail in defending any such claims, we may need to pay monetary damages and lose valuable intellectual property rights and suffer reputational harm.
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
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China, and the global development and commercialization in China of a portfolio of Amgen’s clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. Additionally, for the period between 2020 and 2022, we were advised by Amgen that its applications to the Human Genetic Resources Administration of China (“HGRAC”) to obtain approval to conduct clinical studies in China for the pipeline assets were delayed. Approval from or filing with the HGRAC may be required for the initiation of clinical trials involving the collection of human genetic materials in China, depending on the nature of the trial and whether HGR materials are exported. We do not expect the previous HGRAC delay to affect the conduct of the clinical trials in China for our drug candidates. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.

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
Regulatory authorities around the world have implemented industry-specific laws and regulations that affect the collection and transfer of personal data. For example, in China, the Regulation on the Administration of Human Genetic Resources (“HGR” and, such regulation, the “HGR Regulation”) applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such materials to non-PRC parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by non-PRC entities and individuals from sampling or biobanking any China HGR in China and requires approval for the sampling of certain HGR by Chinese parties. Approval for any export or cross-border transfer of HGR material is required, and transfer of China HGR data by Chinese parties to non-PRC parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that non-PRC parties ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. The Implementing Rules for the HGR Regulation and additional issued guidance have clarified many areas of the HGR Regulation. For information about applications under the HGR Regulation for clinical studies in China that may affect the Amgen collaboration, see the risk factor titled “If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.”

Additionally, the Cyberspace Administration of China (“CAC”) released the final Measures of Cross-Border Data Transfer Security Assessment, effective as of September 2022, under which any transfer of certain “important data” out of China triggers a security assessment to be conducted by the Chinese government. The scope of “important data” has to be further clarified by the Chinese government. If HGR data is classified as “important data,” it can be expected that the cross-border data transfer rules may create considerable additional regulatory burdens on international companies’ human gene-involved R&D activities in China.
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
To further enhance the administration of China HGR, in 2021, the Chinese government adopted amendments to the Criminal Code, which criminalize the illegal collection of China HGR, the illegal transfer of China HGR materials outside of China, and the transfer of China HGR data to non-PRC parties or entities established or actually controlled by them without going through security review and assessment. Also in 2021, the PRC Biosecurity Law became effective. The PRC Biosecurity Law establishes an integrated system to regulate biosecurity-related activities in China, including the security regulation of HGR and biological resources. The PRC Biosecurity Law expressly declared that China has sovereignty over its HGR and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of Chinese HGR by foreign entities in China. The Biosecurity Law gives the National Health Commission, China’s major regulatory authority of HGR, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for Chinese HGR will continue to evolve and become even more rigorous. Since the transfer of HGR administration to the National Health Commission in 2024, the National Health Commission has issued service guides, filing and prior reporting procedures and FAQs relating to HGR administration, and regulatory practice in this area continues to evolve. In addition, the interpretation and application of data protection laws in China are often uncertain and constantly evolving.
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
We have implemented a multi-layered, AI-enabled security program comprised of technical, administrative, and physical controls, including, but not limited to, multi-factor authentication, endpoint detection and response, data loss prevention, encryption, role-based access control, security awareness training, incident response plans, and physical security measures. While these controls are designed to identify and mitigate cybersecurity risks, the evolving nature of cyber threats, particularly the advent of AI agents capable of bypassing traditional multi-factor authentication and mimicking human-like interactions, means no system can provide absolute security. We, and our third-party collaborators, have experienced and expect to continue to experience cyber-based attacks. Although no past cyber incidents have been determined to be individually, or in the aggregate, material to our business operations or financial condition, future incidents could result in the loss of data, exposure of sensitive information, or the inability to access critical applications. A material breach could necessitate significant remediation costs, damage our reputation, and trigger notification obligations under global privacy laws and regulations.
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
Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the non-PRC authorities’ requirements and may be unable to share information outside of China which may disrupt the operation of our business. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China. PRC regulatory authorities have also enhanced the supervision and regulation of cross-border data transmission. The Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines, suspension of relevant business, and revocation of business permits or licenses. Moreover, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission (effective September 2022) and the Provisions on Promoting and Regulating Cross-Border Data Flows (effective March 2024), as well as further question-and-answer guidance issued in April and May 2025 which provide certain clarification and relaxation to the compliance mechanisms for cross-border transfer of personal information, and provide several exemptions from undergoing security assessment, obtaining personal information protection certification, or entering into prescribed agreement for cross-border transfer of personal information for businesses. The provisions also explicitly state that data processors are not required to conduct data security assessment for cross-border important data transfers if the concerning data has not been notified or published as important data by relevant departments or regions. According to these measures, personal data processors are subject to security assessment prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure; (iii) non-sensitive personal data of more than 1 million persons or sensitive personal data of more than 10,000 persons transferred overseas since January 1 of the current year; or (iv) other circumstances as requested by the CAC. Though these measures have already taken effect, substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.

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

In addition, we evaluate our deferred income tax assets and record a valuation allowance if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. The assessment of the appropriate amount of valuation allowance against the deferred tax assets is dependent upon several factors, including estimates of the realization of deferred income tax assets, which realization will be primarily based on future taxable income, including the reversal of existing taxable temporary differences. Given our recent history of earnings, our management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held will be reversed. We will continue to monitor the likelihood of a reversal, and the exact timing and amount of a valuation allowance release are subject to change based on the level of profitability that we actually achieve. Moreover, if actual results differ significantly from these estimates of future taxable income, we may need to maintain the valuation allowance for all or a significant portion of our deferred tax assets. Changes in the amount of any valuation allowance could materially increase or decrease our provision for income taxes in a given period.
We are regularly under examination by tax authorities, including U.S. and non-U.S. tax authorities. The final resolution of any tax examinations could result in unanticipated increases in our tax expense and changes to the timing of required tax payments, which could affect our cash flows for any particular reporting period and have a material impact on our financial condition and results of operations in such period. For example, in June 2026, we concluded a statutory tax audit in China, and as a result of a settlement with the local tax authority, we agreed to certain adjustments to previously filed tax returns, which resulted in an income tax payment (including both tax and late payment interest) to the local tax authority of approximately RMB 446 million in July 2026. This settlement did not involve any administrative penalty.
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

China’s Foreign Investment Law and its implementing rule came into force in January 2020. The Foreign Investment Law and its implementing rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the legal requirements for both foreign and domestic investments. The five-year transition period available to foreign-invested enterprises established under the previous foreign-investment laws expired on December 31, 2024. Any failure to comply with the applicable organizational form and governance requirements could affect our current corporate governance practices and business operations. In addition, the Security Review Rules embody China’s continued efforts to provide a legal regime for national security review comparable to similar procedures in other jurisdictions, such as CFIUS review in the U.S. There are still uncertainties with respect to the interpretation, implementation and enforcement of the Security Review Rules. For example, national security remains undefined and there is no clear guidance on whether the biotechnology industry requires security review and what factors the regulatory authority may consider in determining whether there are security concerns. It is difficult to evaluate the impact of the Security Review Rules on our existing investments or potential investments in China.
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
We are a holding company incorporated in Switzerland, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of June 30, 2026 and December 31, 2025, these restricted assets totaled $2.1 billion and $2.0 billion, respectively.
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
As of July 31, 2026, 1,478,124,405 ordinary shares, par value $0.0001 per share, were outstanding, of which 752,892,166 ordinary shares were held in the form of 57,914,782 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our directors, executive officers and principal shareholders beneficially owned approximately 30% of our outstanding ordinary shares as of July 31, 2026. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.

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

Swiss law allows our shareholders to authorize the board of directors to issue shares without additional shareholder approval, but this authorization is limited to (i) 50% of our stated share capital (among other things, for the issuance of shares in connection with an acquisition or to raise new equity capital, subject to compliance with shareholders’ preemptive rights, unless withdrawn for the reasons specified in the Swiss Articles) (the “capital band”), and (ii) an additional 20% of our stated share capital for the issuance of shares in connection with convertible or similar financial instruments and our equity incentive plans (the “conditional share capital”). The authority of the board of directors to issue shares based on the capital band must be renewed by our shareholders every five years. The Swiss Articles provide for a capital band authorizing the board of directors to issue or increase the nominal value of up to 769,621,876 shares or to cancel or reduce the nominal value of up to 154,963,663 shares up until April 28, 2029. After April 28, 2029, the capital band will only be available to the board of directors for issuance or cancellation of registered shares if a renewed authorization is approved by shareholders.
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
The Continuation has resulted in and may continue to result in additional direct costs. Following the Continuation, we expect to hold a large portion of meetings of our board of directors, management strategy meetings, as well as our annual general meetings in Basel. We also plan to continue expanding our physical presence in Switzerland. With that, we will further strengthen our presence in Switzerland. We will incur additional costs and expenses, primarily Swiss tax and professional fees, to comply with Swiss corporate and tax laws. We may continue to experience indirect costs if management and employees’ attention is diverted from our business or if the administrative complexity associated with the new structure leads to increased administrative costs and expenses.
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
Under current Swiss law, distributions made out of capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. We had qualifying capital contribution reserves in the amount of approximately $11-12 billion available for distribution not subject to Swiss withholding tax as of the effective date of the Continuation. However, there can be no assurances that the Swiss withholding rules will not change in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration. Further, over the long term, the amount of qualifying contribution reserves available may be limited. If we are unable to make a distribution out of qualifying capital contribution reserves, then any dividends paid will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding tax amount must be withheld from the gross dividend distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the U.S. and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (the “U.S.-Swiss Treaty”) may apply for a refund of the tax amount withheld in excess of the U.S.-Swiss Treaty 15% rate (or for a full refund in the case of qualified pension funds, or a refund in excess of the 5% U.S.-Swiss Treaty rate if you are a corporate shareholder that directly holds at least 10% of our share capital). A shareholder domiciled in China that qualifies for benefits under the Agreement between the Government of the PRC and the Swiss Federal Council for the Avoidance of Double Taxation with Respect to Taxes on Income and on Capital (the “PRC-Swiss Treaty”) may apply for a refund of the tax amount withheld in excess of the 10% or 5% PRC-Swiss Treaty rate (as applicable). A Hong Kong shareholder that qualifies for benefits under the Agreement between the Government of the Hong Kong Special Administrative Region of the PRC and the Swiss Federal Council for the Avoidance of Double Taxation with respect to Taxes on Income (the “Hong Kong-Swiss Treaty”) may apply for a refund of the tax amount withheld in excess of the 10% Hong Kong-Swiss Treaty rate (or a full refund in the case of specific qualified persons, including a pension fund or a corporate shareholder that directly holds at least 10% of our share capital). Subject to applicable laws and regulations, this may also apply to other shareholders entitled to a dividend withholding tax rate lower than the Swiss withholding tax rate under tax treaties between the shareholders’ own tax residency jurisdictions and Switzerland. Switzerland currently has concluded more than 100 tax treaties with the same treatment regarding the refund of Swiss withholding taxes.
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
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
(a)
Effective as of August 3, 2026, the Swiss Articles were amended to reflect changes in the Company’s total issued share capital resulting from the issuance to one of the Company’s wholly-owned subsidiaries of 866,073 of the Company’s fully paid-up registered shares with a nominal value of $0.0001 each, which are being used in connection with the Company’s share delivery obligations from time to time pursuant to its equity benefit plans. As a result of this amendment, the Swiss Articles now reflect a share capital of $154,184.1971 divided into 1,541,841,971 fully paid-up registered shares, and the capital band provision contained therein has been updated.
A copy of the Company’s amended Swiss Articles is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Chan Lee (Senior Vice President, General Counsel)	Adoption (May 29, 2026)	Rule 10b5-1 trading arrangement	Sale	August 28, 2027
Up to 9,353 ADSs plus up to such additional number of ADSs subject to restricted share units (“RSUs”) equal to the net number of ADSs resulting from applicable RSU vestings after sell-to-cover for withholding tax.

Dr. Xiaodong Wang (Co-Founder and Director)	Adoption (June 9, 2026)	Rule 10b5-1 trading arrangement	Sale	September 8, 2027	Stock options and RSUs equaling up to 131,370 ADSs.
Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
3.1	Articles of Association of BeOne Medicines Ltd., effective August 3, 2026	X
10.1#	Independent Non-Executive Director Compensation Policy, as amended		10-Q (Exhibit 10.1)	5/6/2026	001-37686
10.2#	Form of Global Restricted Share Unit Award Agreement for Non-Employee Directors under the Fourth Amended and Restated 2016 Share Option and Incentive Plan		10-Q (Exhibit 10.2)	5/6/2026	001-37686
10.3#	Fifth Amended and Restated 2016 Share Option and Incentive Plan		8-K (Exhibit 10.1)	6/11/2026	001-37686
10.4#	Sixth Amended and Restated 2018 Employee Share Purchase Plan	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* Furnished herewith.
# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEONE MEDICINES LTD.

Date: August 5, 2026	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Aaron Rosenberg
Aaron Rosenberg
Chief Financial Officer
(Principal Financial Officer)