Form 10-Q
period 2026-09-30
BeOne Medicines Ltd.
filed 2026-11-05
CIK 1651308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 30, 2026, 1,484,939,031 ordinary shares, par value $0.0001 per share, were outstanding, of which 766,039,443 ordinary shares were held in the form of 58,926,111 American Depositary Shares, each representing 13 ordinary shares, and 115,055,260 were RMB shares which are ordinary shares issued to permitted investors in China and listed on the Science and Technology Innovation Board of the Shanghai Stock Exchange in Renminbi.
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

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2026	2025	2026	2025
		$	$	$	$
Revenues
Product revenue, net	11	1,855,057	1,395,013	5,022,180	3,805,619
Other revenue	3	34,758	17,271	86,144	39,244
Total revenues		1,889,815	1,412,284	5,108,324	3,844,863
Cost of sales - product		216,896	196,510	558,641	526,118
Gross profit		1,672,919	1,215,774	4,549,683	3,318,745
Operating expenses
Research and development		660,784	523,662	1,814,288	1,530,445
Selling, general and administrative		593,460	528,998	1,741,771	1,526,199
Total operating expenses		1,254,244	1,052,660	3,556,059	3,056,644
Income from operations		418,675	163,114	993,624	262,101
Interest income		33,663	19,393	89,227	43,735
Interest expense		(42,407)	(16,364)	(115,033)	(31,361)
Other income (expense), net		429	(18,979)	14,216	(6,862)
Income before income taxes		410,360	147,164	982,034	267,613
Income tax expense	8	25,654	22,323	132,964	47,182
Net income		384,706	124,841	849,070	220,431

Earnings per share
Basic	12	0.26	0.09	0.58	0.16
Diluted	12	0.25	0.08	0.56	0.15
Weighted-average shares outstanding—basic		1,478,074,394	1,432,801,699	1,457,134,424	1,410,497,062
Weighted-average shares outstanding—diluted		1,524,954,790	1,488,750,354	1,511,972,953	1,465,535,004

Earnings per American Depositary Share (“ADS”)
Basic	12	3.38	1.13	7.58	2.03
Diluted	12	3.28	1.09	7.30	1.96
Weighted-average ADSs outstanding—basic		113,698,030	110,215,515	112,087,263	108,499,774
Weighted-average ADSs outstanding—diluted		117,304,215	114,519,258	116,305,612	112,733,462
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Net income	384,706	124,841	849,070	220,431
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	18,529	12,058	70,880	47,046
Other adjustments	230	383	693	685
Comprehensive income	403,465	137,282	920,643	268,162
 The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

		As of
		September 30,	December 31,
	Note	2026	2025
		$	$
		(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents		5,781,128	4,547,530
Accounts receivable, net		1,092,535	865,080
Inventories, net	9	807,922	608,227
Prepaid expenses and other current assets	9	249,654	212,752
Total current assets		7,931,239	6,233,589
Property, plant and equipment, net	6	1,647,231	1,641,678
Operating lease right-of-use assets		150,008	148,184
Other non-current assets	9	147,447	165,122
Total non-current assets		1,944,686	1,954,984
Total assets		9,875,925	8,188,573
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		496,879	479,035
Accrued expenses and other payables	9	1,342,646	1,109,120
Income tax payable	8	14,801	41,625
Operating lease liabilities, current portion		24,462	20,698
Research and development cost share liability, current portion	3	—	64,345
Sale of future royalty liability, current portion	4	106,274	56,714
Short-term debt	10	248,861	57,293
Total current liabilities		2,233,923	1,828,830
Non-current liabilities:
Long-term debt	10	825,220	961,913
Sale of future royalty liability, non-current portion	4	806,307	850,242
Operating lease liabilities, non-current portion		50,223	52,940
Deferred tax liabilities	8	60,085	53,209
Other long-term liabilities	9	79,773	80,245
Total non-current liabilities		1,821,608	1,998,549
Total liabilities		4,055,531	3,827,379
Commitments and contingencies	16
Shareholders’ equity:
Ordinary shares, $0.0001 par value per share; 1,541,841,971 and 1,540,975,898 shares issued and 1,483,318,035 and 1,441,075,618 shares outstanding as of September 30, 2026 and December 31, 2025, respectively		148	144
Additional paid-in capital		13,297,690	12,759,137
Accumulated other comprehensive loss	14	(6,611)	(78,184)
Accumulated deficit		(7,470,833)	(8,319,903)
Total shareholders’ equity		5,820,394	4,361,194
Total liabilities and shareholders’ equity		9,875,925	8,188,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars (“$”))
(Unaudited)

		Nine Months Ended September 30,
	Note	2026	2025
		$	$
Operating activities:
Net income		849,070	220,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense		142,593	105,702
Share-based compensation expenses	13	393,247	387,096
Acquired in-process research and development		20,518	691
Amortization of research and development cost share liability	3	(64,345)	(74,844)
Impairment of equity investments		—	34,216
Non-cash interest expense		7,937	—
Other items, net		12,465	9,595
Changes in operating assets and liabilities:
Accounts receivable		(227,823)	(167,294)
Inventories		(185,379)	(22,662)
Other assets		(6,746)	55,247
Accounts payable		20,759	(7,381)
Accrued expenses and other payables		201,527	165,886
Other liabilities		9,040	3,550
Net cash provided by operating activities		1,172,863	710,233
Investing activities:
Purchases of property, plant and equipment		(103,440)	(148,317)
Purchase of intangible assets		—	(20,000)
Proceeds from sale or maturity of investments		5,872	1,800
Purchase of in-process research and development		(20,518)	(60,691)
Other investing activities		(12,537)	(10,612)
Net cash used in investing activities		(130,623)	(237,820)
Financing activities:
Proceeds from the sale of future royalties	4	—	885,000
Repayment of long-term loan	10	(32,535)	(21,062)
Proceeds from short-term loans	10	58,204	221,521
Repayment of short-term loans	10	—	(275,782)
Repayment of sale of future royalties liability	4	(2,556)	—
Payments of withholding taxes from share-based awards		—	(24,195)
Proceeds from option exercises and employee share purchase plan		145,005	177,038
Other financing activities		(3,346)	—
Net cash provided by financing activities		164,772	962,520
Effect of foreign exchange rate changes, net		49,655	36,862
Net increase in cash, cash equivalents, and restricted cash		1,256,667	1,471,795
Cash, cash equivalents, and restricted cash at beginning of period		4,609,647	2,638,747
Cash, cash equivalents, and restricted cash at end of period		5,866,314	4,110,542
Supplemental cash flow information:
Cash and cash equivalents		5,781,128	4,036,868
Short-term restricted cash		63,400	52,987
Long-term restricted cash		21,786	20,687
Income taxes paid		156,957	79,962
Interest expense paid		91,965	36,148
Supplemental non-cash information:
Capital expenditures included in accounts payable and accrued expenses		49,079	52,057
ROU assets obtained in exchange for new operating lease liabilities		23,947	19,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

BEONE MEDICINES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars (“$”), except for number of shares)
(Unaudited)

	Ordinary Shares Issued	Treasury Shares[1]	Total Outstanding Shares	Ordinary Shares Issued	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Shares			$	$	$	$	$
Balance at December 31, 2025	1,540,975,898	(99,900,280)	1,441,075,618	144	12,759,137	(78,184)	(8,319,903)	4,361,194
Exercise of options, ESPP and release of RSUs	—	3,403,760	3,403,760	—	23,834	—	—	23,834
Share-based compensation	—	—	—	—	123,355	—	—	123,355
Other comprehensive income	—	—	—	—	—	24,702	—	24,702
Net income	—	—	—	—	—	—	227,357	227,357
Balance at March 31, 2026	1,540,975,898	(96,496,520)	1,444,479,378	144	12,906,326	(53,482)	(8,092,546)	4,760,442
Exercise of options, ESPP and release of RSUs	—	24,799,437	24,799,437	3	11,029	—	—	11,032
Share-based compensation	—	—	—	—	137,405	—	—	137,405
Other comprehensive income	—	—	—	—	—	28,112	—	28,112
Net income	—	—	—	—	—	—	237,007	237,007
Balance at June 30, 2026	1,540,975,898	(71,697,083)	1,469,278,815	147	13,054,760	(25,370)	(7,855,539)	5,173,998
Issuance of shares reserved for share option exercises	866,073	—	866,073	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	—	13,173,147	13,173,147	1	110,443	—	—	110,444
Share-based compensation	—	—	—	—	132,487	—	—	132,487
Other comprehensive income	—	—	—	—	—	18,759	—	18,759
Net income	—	—	—	—	—	—	384,706	384,706
Balance at September 30, 2026	1,541,841,971	(58,523,936)	1,483,318,035	148	13,297,690	(6,611)	(7,470,833)	5,820,394

Balance at December 31, 2024	1,387,367,704	—	1,387,367,704	138	12,087,908	(148,988)	(8,606,836)	3,332,222
Issuance of shares reserved for share option exercises	402,532	—	402,532	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	15,511,587	—	15,511,587	2	63,874	—	—	63,876
Share-based compensation	—	—	—	—	95,478	—	—	95,478
Other comprehensive income	—	—	—	—	—	6,667	—	6,667
Net income	—	—	—	—	—	—	1,270	1,270
Balance at March 31, 2025	1,403,281,823	—	1,403,281,823	140	12,247,260	(142,321)	(8,605,566)	3,499,513
Issuance of shares reserved for share option exercises[1]	109,306,902	(112,772,594)	(3,465,692)	—	—	—	—	—
Exercise of options, ESPP and release of RSUs	28,387,173	—	28,387,173	3	32,730	—	—	32,733
Share-based compensation	—	—	—	—	150,809	—	—	150,809
Withholding taxes from share-based awards	—	—	—	—	(35,523)	—	—	(35,523)
Other comprehensive income	—	—	—	—	—	28,623	—	28,623
Net income	—	—	—	—	—	—	94,320	94,320
Balance at June 30, 2025	1,540,975,898	(112,772,594)	1,428,203,304	143	12,395,276	(113,698)	(8,511,246)	3,770,475
Exercise of options, ESPP and release of RSUs	—	9,880,286	9,880,286	1	80,759	—	—	80,760
Share-based compensation	—	—	—	—	140,809	—	—	140,809
Other comprehensive income	—	—	—	—	—	12,441	—	12,441
Net income	—	—	—	—	—	—	124,841	124,841
Balance at September 30, 2025	1,540,975,898	(102,892,308)	1,438,083,590	144	12,616,844	(101,257)	(8,386,405)	4,129,326
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
Basis of presentation and consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the related footnote disclosures are unaudited. The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with U.S. GAAP, including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period.
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
There have been no material changes to the Company’s significant accounting policies as of and for the nine months ended September 30, 2026, as compared to the significant accounting policies described in the Annual Report.
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
The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2026 and December 31, 2025:

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of September 30, 2026	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	2,862,842	—	—
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	—	20	—
Convertible debt instrument	—	—	5,956
Other	3,716	—	—
Total	2,866,558	20	5,956

	Quoted Price in Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	$	$	$
Cash equivalents
Money market funds	2,384,656	—	—
Other non-current assets (Note 5):
Equity securities with readily determinable fair values	—	2	—
Convertible debt instrument	—	—	6,135
Other	1,271	—	—
Total	2,385,927	2	6,135
The Company’s cash equivalents are highly liquid investments with original maturities of 3 months or less. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets.
The Company holds convertible notes issued by private biotech companies. The Company elected the fair value option method of accounting for the convertible notes. Accordingly, the convertible notes are remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other income, net. The Company recorded net gains on fair value adjustment of $49 and $209 for the three and nine months ended September 30, 2026, respectively, and net losses on fair value adjustment of $3,093 and $1,882 for the three and nine months ended September 30, 2025, respectively. Refer to Note 5, Restricted Cash and Investments for details of the determination of the carrying amount of private equity investments without readily determinable fair values and equity method investments.
As of September 30, 2026 and December 31, 2025, the Company held time deposits of $174,777 and nil, respectively, that were classified as cash equivalents. As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt approximated their carrying values due to their short-term nature. Long-term debt’s carrying values approximate their fair values due to the fact that the related interest rates approximate the rates currently offered by financial institutions for similar debt instrument of comparable maturities.
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
For the three and nine months ended September 30, 2026 and 2025, the Company’s other revenue consisted primarily of royalty revenue from IMDELLTRA® sales outside of China under the Amgen collaboration agreement and revenue generated under the Novartis broad markets agreement.
The following table summarizes total other revenue recognized for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Other Revenue	$	$	$	$
Amgen royalty revenue	25,744	12,169	62,864	26,721
Novartis broad markets revenue	6,869	4,115	17,088	10,957
Other	2,145	987	6,192	1,566
Other Revenue	34,758	17,271	86,144	39,244

In-Licensing Arrangements - Commercial
Amgen
During the three and nine months ended September 30, 2026 and 2025, the Company recorded the following amounts related to its collaboration arrangement with Amgen. For a detailed description of the arrangement and related rights and obligations, see the Company’s Annual Report. The Company is still in the commercialization period for XGEVA®, KYPROLIS® and BLINCYTO® in China.
Amounts recorded related to the Company’s portion of the co-development funding on the pipeline assets for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
BeOne’s portion of the development funding	12,204	59,325	130,070	152,040
Less: Amortization of research and development cost share liability	6,182	29,275	64,345	74,844
Research and development expense	6,022	30,050	65,725	77,196
The Company fulfilled its research and development cost share liability during the three months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, the research and development cost share liability recorded in the Company’s balance sheet was as follows:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Research and development cost share liability, current portion	—	64,345
Total research and development cost share liability	—	64,345
The total reimbursement paid under the commercial profit-sharing agreement for product sales is classified in the income statement for the three and nine months ended September 30, 2026 and 2025 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Cost of sales - product	5,859	9,962	29,772	26,989
Research and development	(1,332)	(371)	(2,657)	(2,480)
Selling, general and administrative	(32,870)	(24,546)	(86,395)	(73,531)
Total	(28,343)	(14,955)	(59,280)	(49,022)
The Company purchases commercial inventory from Amgen to distribute in China. Inventory purchases amounted to $177,997 and $433,707 for the three and nine months ended September 30, 2026, respectively, and $84,243 and $220,275 for the three and nine months ended September 30, 2025, respectively. Net amounts payable to Amgen was $146,707 and $79,097 as of September 30, 2026 and December 31, 2025, respectively.

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

Upfront and milestone payments incurred under these arrangements for the three and nine months ended September 30, 2026 and 2025 are set forth below. All upfront and development milestones were expensed to research and development expense. All regulatory and commercial milestones were capitalized as intangible assets and are being amortized over the remainder of the respective product patent or term of the commercialization agreements.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2026	2025	2026	2025
Payments due to collaboration partners	Classification	$	$	$	$
Upfront payments	Research and development expense	—	191	20,518	691
Development milestones incurred	Research and development expense	757	—	4,070	—
Regulatory and commercial milestone payments	Intangible asset	—	—	—	20,000
Total		757	191	24,588	20,691
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

As of September 30, 2026 and December 31, 2025, the royalty financing obligation recorded in the Company’s balance sheet was as follows:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Sale of future royalty liability, current portion	106,274	56,714
Sale of future royalty liability, non-current portion	806,307	850,242
Total sale of future royalty liability	912,581	906,956

The following table summarizes the royalty sale liability activity during the nine months ended September 30, 2026:

Royalty Sale Liability
$
Balance at December 31, 2025	906,956
Debt portion of royalties recognized and settled to Royalty Pharma	(2,556)
Accretion of liability	8,181
Balance at September 30, 2026	912,581
The carrying value of the sale of future royalty liability approximates fair value as of September 30, 2026 and is based on the Company’s current estimates of future royalties expected to be paid to Royalty Pharma over the life of the royalty stream, which are considered Level 3 inputs.
Interest expense related to this arrangement was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Interest expense	27,016	—	70,395	—
As of September 30, 2026, $27,016 of interest expense was accrued. The effective annual imputed interest rate was 11.8% as of September 30, 2026.
5. Restricted Cash and Investments
Restricted Cash
The Company’s restricted cash primarily consists of RMB-denominated cash deposits held in designated bank accounts as collateral for letters of credit and cash used to settle employee benefit obligations and related taxes. The Company classifies restricted cash as current or non-current based on the term of the restriction. Restricted cash as of September 30, 2026 and December 31, 2025 was as follows:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Short-term restricted cash	63,400	41,284
Long-term restricted cash	21,786	20,833
Total	85,186	62,117
Investments in Equity Securities
The following table summarizes the Company’s investments in equity securities:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Equity securities with readily determinable fair values	20	2
Equity securities without readily determinable fair values [1]	36,774	33,154
Equity-method investments [2]	22,657	22,387
Total	59,451	55,543
1 In the three and nine months ended September 30, 2025, the Company recognized an impairment loss of $15,552 within other income (expense), net, resulting from a decline in the enterprise value related to a business acquisition of one of its investees.

2 In the first quarter of 2025, in connection with the wind-down of the operations and related financial obligations of one of the Company’s equity-method investments, the investment’s fair value was assessed to be zero. The Company recognized an other-than-temporary impairment loss of $12,376 during the nine months ended September 30, 2025, within unrealized losses from equity-method investments.
The following table summarizes net gains and losses related to investments in equity securities recorded in other income (expense), net for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Equity securities with readily determinable fair values	20	116	18	(1,947)
Equity securities without readily determinable fair values	—	(13,754)	3,188	(16,872)
Equity-method investments	(679)	(576)	(1,886)	(15,850)
The following table summarizes the portion of unrealized losses that relates to equity securities still held by the Company as of September 30, 2026:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net gains (losses) recognized on equity securities	—	(13,754)	3,188	(16,872)
Less: net gains (losses) recognized on equity securities sold	—	(15,552)	3,134	(15,552)
Net unrealized gains (losses) on equity securities held at end of period	—	1,798	54	(1,320)
6. Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at cost and consisted of the following:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Land	71,434	71,434
Building	1,237,680	1,187,836
Manufacturing equipment	289,306	273,769
Laboratory equipment	346,146	309,471
Leasehold improvement	66,534	76,568
Software, electronics and office equipment	144,803	124,136
Property, plant and equipment, at cost	2,155,903	2,043,214
Less: accumulated depreciation	(645,903)	(528,695)
Construction in progress	137,231	127,159
Property, plant and equipment, net	1,647,231	1,641,678
The Company has made a significant investment in its recently opened manufacturing and clinical R&D facility in Hopewell, New Jersey. As of September 30, 2026, the Company had construction in progress of $100,493 related to the Hopewell facility, the majority of which will be put into service in 2026.

Depreciation expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Depreciation expense	37,320	35,730	115,611	97,198
7. Intangible Assets
Intangible assets as of September 30, 2026 and December 31, 2025 are summarized as follows:

	As of
	September 30, 2026			December 31, 2025
	Gross			Gross
	carrying	Accumulated	Intangible	carrying	Accumulated	Intangible
	amount	amortization	assets, net	amount	amortization	assets, net
	$	$	$	$	$	$
Finite-lived intangible assets:
Developed products	80,329	(42,864)	37,465	77,486	(15,291)	62,195
Other	8,987	(8,528)	459	8,987	(8,478)	509
Total finite-lived intangible assets	89,316	(51,392)	37,924	86,473	(23,769)	62,704
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
The weighted-average life for each finite-lived intangible assets is approximately 9 years. Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Amortization expense - Cost of sales - product	23,598	1,537	26,932	8,459
Amortization expense - Selling, general and administrative	16	17	50	45
Total	23,614	1,554	26,982	8,504
Included within the amortization expense for the three and nine months ended September 30, 2026 was a developed product intangible asset impairment charge of $22,027 associated with the Company’s decision to discontinue promotion of

POBEVCY. As of September 30, 2026, estimated amortization expense for each of the five succeeding years and thereafter was as follows:

Year Ending December 31,	Cost of Sales - Product	Selling, General and Administrative	Total
	$	$	$
2026 (remainder of year)	622	18	640
2027	2,490	67	2,557
2028	2,490	67	2,557
2029	2,490	67	2,557
2030	2,490	67	2,557
2031 and thereafter	26,883	173	27,056
Total	37,465	459	37,924
8. Income Taxes
Income tax expense was $25,654 and $132,964 for the three and nine months ended September 30, 2026, respectively, and $22,323 and $47,182 for the three and nine months ended September 30, 2025, respectively. The income tax expense for the three and nine months ended September 30, 2026 and 2025 was primarily attributable to the application of the Company’s expected current worldwide effective tax rate for the full year to the year-to-date actual pre-tax income, reflecting the mix of taxable income across jurisdictions as well as the impact of certain discrete items. Specifically, the provision for income taxes for the three months ended September 30, 2026 included a discrete net tax benefit of approximately $11,501, attributable mainly to U.S. share-based compensation. The income tax expense for the three and nine months ended September 30, 2025 included a discrete net tax benefit of $917 and $9,605, respectively, primarily related to updated provision estimates for U.S. R&D credits for prior periods.
On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of September 30, 2026, the Company maintained a full valuation allowance against its net deferred tax assets. The Company may release all or a portion of the valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company’s level of profitability, revenue growth, clinical program progression and expectations regarding future profitability. The Company’s total deferred tax asset balance subject to the valuation allowance was approximately $3.6 billion as of September 30, 2026.
As of September 30, 2026, the Company had gross unrecognized tax benefits of $28,068. Due to the uncertain and complex application of income tax regulations by certain tax authorities outside of the U.S., it is possible that the ultimate resolution of ongoing audits may result in liabilities that could be materially different from current estimates. The ongoing tax audits in various jurisdictions could impact future tax expenses if tax authorities in their administration of tax laws during open audits may lead us to change our assessment of whether or not it is more likely than not that certain tax benefit positions will be sustained. The Company’s reserve for uncertain tax positions increased by $2,021 and $232 in the three and nine months ended September 30, 2026, respectively, primarily due to an increase in U.S. federal and state tax attributes, partially offset by the settlement of the China audit in a prior quarter.

9. Supplemental Balance Sheet Information
Inventories, net consisted of the following:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Raw materials	249,186	236,190
Work in process	90,653	122,681
Finished goods	468,083	249,356
Total	807,922	608,227
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Short-term restricted cash	63,400	41,284
Prepaid research and development costs	25,439	52,594
Prepaid taxes	40,400	42,232
Prepaid general and administrative expenses	18,539	22,209
Other current assets	45,298	32,652
Other receivables	56,578	21,781
Total	249,654	212,752
Other non-current assets consisted of the following:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Long-term investments	65,407	61,678
Intangible assets, net	37,924	62,704
Long-term restricted cash	21,786	20,833
Rental deposits and other	13,334	10,470
Prepayment of property and equipment	4,118	4,964
Prepaid VAT	4,138	3,504
Prepaid supply cost	740	969
Total	147,447	165,122

Accrued expenses and other payables consisted of the following:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Revenue rebates and returns related	561,651	398,533
External research and development activities related	134,780	156,525
Compensation related	297,819	305,055
Commercial activities	152,089	118,449
Individual income tax and other taxes	107,896	60,359
Accrued general and administrative expenses	45,600	36,635
Other	42,811	33,564
Total	1,342,646	1,109,120
Other long-term liabilities consisted of the following:

	As of
	September 30,	December 31,
	2026	2025
	$	$
Deferred government grant income	28,124	28,979
Pension liability	17,446	18,170
Asset retirement obligation	4,143	3,565
Other	30,060	29,531
Total	79,773	80,245
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
The following table presents outstanding borrowings under the Facilities Agreement:

	As of
	September 30,	December 31,
	2026	2025
	$	$
A Loan Facility	25,654	12,298
B2 Term Loan Facility	112,000	—
Less: unamortized debt issuance costs	(9,945)	(3,235)
Total short-term debt	127,709	9,063

A Loan Facility	295,019	295,152
B2 Term Loan Facility	448,000	560,000
Less: unamortized debt issuance costs	(4,505)	(18,783)
Total long-term debt	738,514	836,369

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
The A Loan Facility is subject to an interest rate equal to the Reference Rate (RMB) (as defined in the Facilities Agreement) plus a margin of 0.65% per annum. The B Loan Facilities are subject to an interest rate equal to the Reference Rate (USD) (as defined in the Facilities Agreement) plus a margin of 2.40% per annum. In addition to paying interest on the outstanding principal, the Company is also required to pay a commitment fee of 0.85% on the undrawn and uncancelled amounts under the Loan Facilities. Excluding commitment fees, the interest rate for the A Loan Facility and B2 Term Loan Facility was 3.7% and 6.3%, respectively, as of September 30, 2026.
As of September 30, 2026, the B1 Revolving Loan Facility has been terminated in accordance with its terms. Subject to certain limitations, the Loan Facilities are secured on a first priority basis granted in favor of HSBC (as security agent on behalf of the secured parties) by: (a) a security interest in the equity interests of a member of the Company and its subsidiaries and (b) security interests in, and mortgage on, the Company’s manufacturing and clinical R&D facility in New Jersey.
The Company is required to satisfy certain financial and non-financial covenants under the Facilities Agreement. The Company was compliant with the required covenants as of September 30, 2026.
Other Bank Loans
The following table summarizes the Company’s working capital and project loans as of September 30, 2026 and December 31, 2025:

Lender	Borrower	Term	Maturity Date	Note	As of
					September 30, 2026	December 31, 2025
					$	$
China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	33,559	21,450
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	9,375	8,989
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	8,863	8,497
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	9,695	9,294
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	1-year	March 18, 2027	5	59,660	—
Total short-term debt					121,152	48,230

China Construction Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	June 11, 2027	1	—	21,450
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	January 20, 2029	2	14,063	20,224
China Merchants Bank	BeOne Guangzhou Biologics Manufacturing Co., Ltd.	9-year	November 8, 2029	3	20,440	25,970
China CITIC Bank	BeOne Pharmaceutical (Suzhou) Co., Ltd.	10-year	July 28, 2032	4	52,203	57,900
Total long-term debt					86,706	125,544
1The credit facility offers a borrowing capacity of RMB 580,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.8% as of September 30, 2026. The outstanding principal balance is payable in semi-annual installments. The Company repaid $11,080 (RMB75,000) during the nine months ended September 30, 2026. The loan is secured by BeOne Guangzhou Biologics Manufacturing Co., Ltd.’s property ownership certificate and fixed assets.
2The credit facility offers a borrowing capacity of RMB 350,000, denominated in RMB, and bears floating interest rates benchmarking against prevailing interest rates of financial institutions in the PRC. The loan interest rate was 3.3% as of September 30, 2026. The outstanding principal balance is payable in quarterly installments. The Company repaid $6,883 (RMB47,143) during the nine months ended September 30, 2026. The loan is secured by Guangzhou Factory’s south district land use right and certain fixed assets.

3The credit facility offers a borrowing capacity of RMB 378,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.2% as of September 30, 2026. The outstanding principal balance is payable in quarterly installments. The Company repaid $6,551 (RMB44,565) during the nine months ended September 30, 2026. The loan is secured by certain fixed assets placed into service in the third phase of the Guangzhou manufacturing facility’s buildout.
4The credit facility offers a borrowing capacity of RMB 480,000, denominated in RMB, and bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 3.3% as of September 30, 2026. The outstanding principal balance is payable in semi-annual installments. The Company repaid $8,021 (RMB54,900) during the nine months ended September 30, 2026. The loan is secured by BeOne Pharmaceutical (Suzhou) Co., Ltd.’s property ownership certificate of the small molecule manufacturing campus in Suzhou, China.
5In March 2026, the Company entered into a credit facility agreement with China Merchants Bank for an aggregate facility of RMB 950,000, denominated in RMB, available for a period of 36 months for drawdown as revolving and/or one-time borrowings. The Company drew down $58,204 (RMB 400,000) during the nine months ended September 30, 2026. The borrowing bears floating interest rates benchmarking RMB loan interest rates of financial institutions in the PRC. The loan interest rate was 2.6% as of September 30, 2026.
The Company has numerous financial and non-financial covenants on its debt obligations with the lenders above. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. As of September 30, 2026, the Company was in compliance with all covenants of its material debt agreements.
Interest Expense
Interest expense related to bank loans was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Interest expense, excluding amortization of debt issuance costs	13,757	12,650	40,261	37,659
Amortization of debt issuance costs	2,694	—	7,937	—
Capitalized interest expense	1,094	1,886	3,247	11,899
11. Product Revenue
The Company’s product revenue is primarily derived from the sale of its internally developed products BRUKINSA® and TEVIMBRA® in the U.S., China, EU, and other regions; XGEVA®, BLINCYTO® and KYPROLIS® in China under a license from Amgen; BAITUOWEI® in China under a license from Luye Pharma; and POBEVCY® in China under a license from Bio-Thera.
The table below presents the Company’s net product revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Product revenue – gross	2,436,062	1,770,689	6,535,151	4,828,593
Less: rebates and sales returns	(581,005)	(375,676)	(1,512,971)	(1,022,974)
Product revenue – net	1,855,057	1,395,013	5,022,180	3,805,619

The following table disaggregates net product revenue by product for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
BRUKINSA®	1,390,936	1,040,691	3,733,419	2,782,195
TEVIMBRA®	243,282	190,623	678,038	555,311
XGEVA®	105,482	84,243	299,901	235,984
BLINCYTO®	38,869	30,476	109,441	79,969
KYPROLIS®	13,900	18,369	46,018	57,513
BAITUOWEI®	22,111	11,243	54,110	25,920
POBEVCY®	10,717	10,499	32,477	35,486
Other	29,760	8,869	68,776	33,241
Total product revenue – net	1,855,057	1,395,013	5,022,180	3,805,619
The following table presents the roll-forward of accrued revenue rebates and returns for the nine months ended September 30, 2026 and 2025:

	Rebates, Returns and Other Deductions	Contra AR Accruals	Total
	$	$
Balance at December 31, 2025	398,533	79,126	477,659
Accrual	724,460	788,511	1,512,971
Payments	(561,342)	(776,155)	(1,337,497)
Balance at September 30, 2026	561,651	91,482	653,133

Balance at December 31, 2024	235,600	50,699	286,299
Accrual	457,909	565,065	1,022,974
Payments	(310,732)	(564,676)	(875,408)
Balance at September 30, 2025	382,777	51,088	433,865

12. Earnings Per Share/ADS
The following table reconciles the numerator and denominator in the computations of earnings per share/ADS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Numerator:
Net income	384,706	124,841	849,070	220,431

Denominator:
Weighted-average shares outstanding—basic	1,478,074,394	1,432,801,699	1,457,134,424	1,410,497,062
Dilutive common share equivalents	46,880,396	55,948,655	54,838,529	55,037,942
Weighted-average shares outstanding—diluted	1,524,954,790	1,488,750,354	1,511,972,953	1,465,535,004
Antidilutive common share equivalents excluded from above	446,534	1,665,727	719,599	1,415,410

Earnings per share:
Basic	0.26	0.09	0.58	0.16
Diluted	0.25	0.08	0.56	0.15

Earnings per ADS:
Basic	3.38	1.13	7.58	2.03
Diluted	3.28	1.09	7.30	1.96
For the three and nine months ended September 30, 2026 and 2025, diluted earnings per share was computed using the weighted-average number of ordinary shares and the effect of potentially dilutive shares outstanding during the periods. Potentially dilutive shares consist of stock options, restricted stock units, performance stock units and ESPP shares. The dilutive effect of outstanding stock options, restricted stock units, performance stock units and ESPP shares is reflected in diluted net earnings per share using the treasury stock method.
Each ADS represents 13 ordinary shares. Basic and diluted earnings per ADS was derived from the basic and diluted earnings per share, respectively.
13. Share-Based Compensation Expense
Share Option, Restricted Share Units and Performance Share Units
During the nine months ended September 30, 2026, the Company granted options for 1,222,884 ordinary shares, restricted share units for 23,174,216 ordinary shares, and performance share units for 2,093,507 ordinary shares under the Company’s share option and incentive plan. As of September 30, 2026, options, restricted share units, and performance share units for ordinary shares outstanding totaled 35,589,170, 67,416,141, and 6,530,381, respectively. As of September 30, 2026, share-based awards to acquire 113,721,802 ordinary shares were available for future grant under the Company’s share option and incentive plan.
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
As of September 30, 2026, 4,822,408 ordinary shares were available for future issuance under the ESPP.

The following table summarizes the shares issued under the ESPP:

	Number of Ordinary Shares Issued	Market Price[1]		Purchase Price[2]
Issuance Date		ADS	Ordinary	ADS	Ordinary	Proceeds
August 31, 2026	812,149	$314.36	$24.18	$267.21	$20.55	$16,693
February 28, 2026	741,299	$316.99	$24.38	$269.44	$20.73	$15,364
August 31, 2025	818,506	$245.53	$18.89	$208.70	$16.05	$13,140
February 28, 2025	955,396	$188.26	$14.48	$160.02	$12.31	$11,760
1 The market price is the lower of the closing price on the Nasdaq Stock Market on the issuance date or the offering date, in accordance with the terms of the ESPP.
2 The purchase price is the price which was discounted from the applicable market price, in accordance with the terms of the ESPP.
Share-Based Compensation Expense
The following table summarizes total share-based compensation expense recognized for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
Research and development	56,474	58,839	168,866	164,998
Selling, general and administrative	76,143	81,947	224,566	221,792
Total	132,617	140,786	393,432	386,790
14. Accumulated Other Comprehensive Loss
The movement of accumulated other comprehensive loss was as follows:

	Foreign Currency
	Translation	Other
	Adjustments	Adjustments	Total
	$	$	$
Balance as of December 31, 2025	(66,252)	(11,932)	(78,184)
Other comprehensive income before reclassifications	70,880	168	71,048
Amounts reclassified from accumulated other comprehensive loss	—	525	525
Net-current period other comprehensive income	70,880	693	71,573
Balance as of September 30, 2026	4,628	(11,239)	(6,611)
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
As a result of these PRC laws and regulations, including the requirement to make annual appropriations of at least 10% of after-tax income and set aside as a general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.

Foreign exchange and other regulations in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2026 and December 31, 2025, amounts restricted were the net assets of the Company’s PRC subsidiaries, which, after intercompany eliminations, amounted to $1,964,450 and $2,012,019, respectively.
16. Commitments and Contingencies
Purchase Commitments
As of September 30, 2026, the Company had non-cancellable purchase commitments amounting to $237,266, of which $22,579 related to non-utilization fees and minimum purchase requirements for supply purchased from contract manufacturers and $214,687 related to binding purchase obligations of inventory from Amgen. The Company does not have any minimum purchase requirements for inventory from Amgen.
Capital Commitments
The Company had capital commitments amounting to $18,676 for the acquisition of property, plant and equipment as of September 30, 2026, related to various facilities across the globe.
Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1,250,000. The Company funded its portion of the co-development costs by contributing cash and/or development services and reached the funding cap during the quarter ended September 30, 2026.
Funding Commitment
The Company had committed capital related to equity investments in the amount of $16,958. As of September 30, 2026, the remaining capital commitment was $4,058 and is expected to be paid from time to time over the investment period.
17. Segment and Geographic Information
The Company operates in one segment: pharmaceutical products. Its chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
The primary measure of segment profitability for the Company’s operating segment is considered to be consolidated net income. Significant segment expenses reviewed by the CODM on a regular basis included within net income include cost of product sales, research and development expenses and selling, general and administrative expenses which are separately presented on the Company’s consolidated statements of operations. Other segment items within net income include interest income, interest expense, other income (expense), net and income tax expense.
The Company’s long-lived assets are primarily located in the U.S. and China.

Net product revenues by geographic area are based upon the location of the customer, and other revenue is recorded in the jurisdiction in which the related income is expected to be sourced from. Total revenues by geographic area are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	$	$	$	$
U.S. - total revenue	1,027,915	754,856	2,724,375	2,016,494
Product revenue	1,013,241	742,687	2,677,470	1,991,430
Other revenue	14,674	12,169	46,905	25,064

China - total revenue	536,365	439,885	1,514,360	1,272,401
Product revenue	527,351	434,783	1,492,247	1,259,947
Other revenue	9,014	5,102	22,113	12,454

Europe - total revenue	239,555	166,576	642,306	437,514
Product revenue	234,180	166,576	633,904	435,788
Other revenue	5,375	—	8,402	1,726

Rest of world - total revenue	85,980	50,967	227,283	118,454
Product revenue	80,285	50,967	218,559	118,454
Other revenue	5,695	—	8,724	—
Total Revenue	1,889,815	1,412,284	5,108,324	3,844,863

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
Non-GAAP Financial Measures
We provide certain financial measures that are not defined under accounting principles generally accepted in the United States of America (“GAAP”), commonly referred to as non-GAAP financial measures, including Adjusted Cost of Sales- Product, Adjusted Operating Expenses, Adjusted Income (Loss) from Operations, Adjusted Income Tax Expense, Adjusted Net Income (Loss), Adjusted Earnings Per Share, Free Cash Flow and certain other non-GAAP measures, each of which include adjustments to GAAP figures. These non-GAAP measures are intended to provide additional information on our operating performance. Adjustments to our GAAP figures exclude, as applicable, non-cash items such as share-based compensation, depreciation and amortization. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. Non-GAAP adjustments are tax effected to the extent there is US GAAP current tax effect. The Company currently records a valuation allowance on its net deferred tax assets, so there is no net impact recorded for deferred tax effects in our tax expense. We maintain an established non-GAAP policy that guides the determination of what items may be excluded in non-GAAP financial measures. We believe that these non-GAAP measures, when considered together with the GAAP figures, can enhance an overall understanding of our operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical and expected financial results and trends and to facilitate comparisons between periods and with respect to projected information. In addition, these non-GAAP financial measures are among the indicators BeOne’s management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, GAAP financial measures. The non-GAAP financial measures used by BeOne may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.
Overview
BeOne Medicines is a global oncology company that is discovering and developing innovative treatments for cancer patients worldwide. With a portfolio spanning hematology and solid tumors, BeOne is expediting development of its diverse pipeline of novel therapeutics through its internal capabilities and collaborations.
Key highlights for the third quarter of 2026 are as follows:
•Third quarter 2026 total global revenues increased 34% to $1.9 billion versus third quarter 2025
•BRUKINSA® (zanubrutinib) global revenues increased 34% to $1.4 billion versus third quarter 2025
•Diluted GAAP Earnings per American Depositary Share (“ADS”) of $3.28, non-GAAP diluted Earnings per ADS of $4.59.

Recent Developments
Recent Business Developments
On August 31, 2026, we announced our entry into a voluntary agreement with the U.S. government to expand access to innovative cancer medicines for American patients while strengthening our U.S. manufacturing footprint and further expanding the capabilities needed to deliver medicines at scale.
On August 31, 2026, we announced positive topline results from the second interim analysis of the Phase 3 HERIZON-GEA-01 trial evaluating ZIIHERA® (zanidatamab), in combination with chemotherapy, with and without TEVIMBRA® (tislelizumab), as first-line treatment for HER2-positive (“HER2+”) locally advanced or metastatic gastroesophageal adenocarcinoma (“GEA”).
On August 25, 2026, we announced that the U.S. Food and Drug Administration (“FDA”) approved the supplemental Biologics License Application (“sBLA”) for TEVIMBRA in combination with ZIIHERA and chemotherapy for the first-line treatment of adult patients with unresectable locally advanced or metastatic HER2+ gastric, gastroesophageal junction, or GEA.
On August 18, 2026, we announced the renewal of our partnership with the BeOne Care Foundation and The Max Foundation through 2028 to expand access to BRUKINSA® (zanubrutinib) for the treatment of chronic lymphocytic leukemia in low- and middle-income countries, with the program projected to support approximately 1,000 patients cumulatively.
On August 10, 2026, we announced a multi-part collaboration with Revolution Medicines, Inc., including: a clinical collaboration to evaluate drug combinations incorporating select clinical-stage oncology assets from our pipeline with any of Revolution Medicines’ four clinical RAS(ON) inhibitors; and a separate regional rights agreement granting us exclusive development and commercialization rights to these Revolution Medicines assets in select Asian markets.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)
Revenues
Product revenue, net	$1,855,057	$1,395,013	$460,044	33.0%	$5,022,180	$3,805,619	$1,216,561	32.0%
Other revenue	34,758	17,271	17,487	101.3%	86,144	39,244	46,900	119.5%
Total revenues	1,889,815	1,412,284	477,531	33.8%	5,108,324	3,844,863	1,263,461	32.9%
Cost of sales - product	216,896	196,510	20,386	10.4%	558,641	526,118	32,523	6.2%
Gross profit	1,672,919	1,215,774	457,145	37.6%	4,549,683	3,318,745	1,230,938	37.1%
Operating expenses
Research and development	660,784	523,662	137,122	26.2%	1,814,288	1,530,445	283,843	18.5%
Selling, general and administrative	593,460	528,998	64,462	12.2%	1,741,771	1,526,199	215,572	14.1%
Total operating expenses	1,254,244	1,052,660	201,584	19.1%	3,556,059	3,056,644	499,415	16.3%
Income from operations	418,675	163,114	255,561	156.7%	993,624	262,101	731,523	279.1%
Interest income	33,663	19,393	14,270	73.6%	89,227	43,735	45,492	104.0%
Interest expense	(42,407)	(16,364)	(26,043)	159.1%	(115,033)	(31,361)	(83,672)	266.8%
Other income (expense), net	429	(18,979)	19,408	(102.3)%	14,216	(6,862)	21,078	(307.2)%
Income before income taxes	410,360	147,164	263,196	178.8%	982,034	267,613	714,421	267.0%
Income tax expense	25,654	22,323	3,331	14.9%	132,964	47,182	85,782	181.8%
Net income	$384,706	$124,841	$259,865	208.2%	$849,070	$220,431	$628,639	285.2%
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue
Total revenue increased to $1,889.8 million for the three months ended September 30, 2026, from $1,412.3 million for the three months ended September 30, 2025, due to increased sales of BRUKINSA and TEVIMBRA, as well as increased sales of in-licensed products from Amgen.
Net product revenue consisted of the following:

	Three Months Ended
	September 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
BRUKINSA®	$1,390,936	$1,040,691	$350,245	33.7%
TEVIMBRA®	243,282	190,623	52,659	27.6%
XGEVA®	105,482	84,243	21,239	25.2%
BLINCYTO®	38,869	30,476	8,393	27.5%
KYPROLIS®	13,900	18,369	(4,469)	(24.3)%
BAITUOWEI®	22,111	11,243	10,868	96.7%
POBEVCY®	10,717	10,499	218	2.1%
Other	29,760	8,869	20,891	235.6%
Total product revenue	$1,855,057	$1,395,013	$460,044	33.0%
Net product revenue increased 33.0% to $1,855.1 million for the three months ended September 30, 2026, compared to $1,395.0 million in the prior-year period, primarily due to increased sales of BRUKINSA globally, driven by growth in the U.S. and Europe. In addition, product revenues in the third quarter of 2026 were positively impacted by growth from in-licensed products from Amgen and TEVIMBRA.

Global sales of BRUKINSA totaled $1,390.9 million in the third quarter, representing a 33.7% increase compared to the prior-year period; U.S. sales of BRUKINSA totaled $1,005.1 million in the third quarter, compared to $738.7 million in the prior-year period, representing growth of 36.1%, driven primarily by demand growth. BRUKINSA sales in Europe totaled $217.6 million in the third quarter, compared to $163.2 million in the prior-year period, representing growth of 33.3%, driven by continued gains in market share across all major markets, including Germany, Italy, Spain, France and the UK. BRUKINSA sales in China totaled $103.1 million, representing growth of 11.6%. BRUKINSA rest of world revenue totaled $65.2 million in the third quarter, representing growth of 40.4% compared to the prior-year period.
Sales of TEVIMBRA totaled $243.3 million in the third quarter, compared to $190.6 million in the prior-year period, representing an 27.6% increase.
Revenue for Amgen products in China totaled $167.0 million in the third quarter, compared to $133.1 million in the prior-year period, representing a 25.5% increase, driven primarily by increased XGEVA® sales volume.
Other revenue totaled $34.8 million and $17.3 million for the three months ended September 30, 2026 and 2025, respectively, primarily related to royalty revenue under the Amgen collaboration and revenue generated under the Novartis broad markets marketing and promotion agreement.
Gross Margin
Gross margin as a percentage of product sales increased to 88.3% for the three months ended September 30, 2026, from 85.9% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from production productivity improvements resulting in lower costs for both BRUKINSA and TEVIMBRA, which was offset by a non-cash intangible asset impairment charge of $22.0 million associated with our decision to discontinue promotion of POBEVCY. On an adjusted basis, which does not include depreciation and amortization or the impairment charge, gross margin as a percentage of product sales increased to 89.9%, from 86.3% in the comparable period of the prior year.

Research and Development Expense
Research and development expense increased by $137.1 million, or 26.2%, to $660.8 million for the three months ended September 30, 2026 from $523.7 million for the three months ended September 30, 2025. The following table summarizes the external cost of development programs, upfront license and development milestone fees, and internal research and development expense for the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended
	September 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$230,259	$173,626	$56,633	32.6%
Upfront license and development milestone fees	757	191	566	296.3%
Amgen co-development expense[1]	6,022	30,050	(24,028)	(80.0)%
Total external research and development expenses	237,038	203,867	33,171	16.3%
Internal research and development expenses	423,746	319,795	103,951	32.5%
Total research and development expenses	$660,784	$523,662	$137,122	26.2%

Adjusted research and development expenses[2]	$586,168	$445,904	$140,264	31.5%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the three months ended September 30, 2026 totaled $12.2 million, of which $6.0 million was recorded as R&D expense. The remaining $6.2 million was recorded as a reduction of the R&D cost share liability.
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

External research and development expenses increased in the third quarter of 2026 compared to the same period in 2025. This was primarily driven by increased investment in the continued advancement of several programs across the pipeline, including BTK CDAC, CDK4, PRMT5 and GPC3x4-1BB bsAb, offset by decreased Amgen co-development expenses as we met the co-funding cap under the collaboration during the quarter.
Internal research and development expense increased by $104.0 million, or 32.5%, to $423.7 million for the three months ended September 30, 2026, from $319.8 million for the three months ended September 30, 2025, as we continue to invest in capabilities to support a growing portfolio. This increase was primarily attributable to the expansion of resources within the global development organization, alongside higher spending for toxicology studies, reagents, and consumables necessary to advance our clinical and preclinical candidates.
Selling, General and Administrative Expense

	Three Months Ended
	September 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$593,460	$528,998	$64,462	12.2%
Adjusted selling, general and administrative expenses[1]	$503,719	$434,484	$69,235	15.9%
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
Selling, general and administrative expense increased by $64.5 million, or 12.2%, to $593.5 million for the three months ended September 30, 2026, from $529.0 million for the three months ended September 30, 2025. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 32.0% in the third quarter of 2026 compared to 37.9% in the prior-year period.
Interest Income
Interest income increased by $14.3 million, or 73.6%, to $33.7 million for the three months ended September 30, 2026, from $19.4 million for the three months ended September 30, 2025. The increase in interest income was primarily attributable to a higher cash and cash equivalents balance.
Interest Expense
Interest expense increased by $26.0 million, or 159.1%, to $42.4 million for the three months ended September 30, 2026, from $16.4 million for the three months ended September 30, 2025. The increase in interest expense was primarily attributable to interest expense recorded under the effective interest method related to the sale of future royalty liability, higher interest rates on debt balances, and lower interest capitalized related to the completion of certain phases of our Hopewell facility.
Other Income (Expense), Net
Other income, net was $0.4 million for the three months ended September 30, 2026, primarily due to government subsidy income, offset by foreign exchange losses. For the three months ended September 30, 2025, other expense, net was $19.0 million, primarily due to impairment losses recognized on our equity investments and foreign exchange losses.

Income Tax Expense

	Three Months Ended
	September 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
GAAP income tax expense	$25,654	$22,323	$3,331	14.9%
Plus: Discrete tax items*	11,527	926	10,601	1,144.8%
Plus: Income tax effect of non-GAAP adjustments	27,995	17,044	10,951	64.3%
Adjusted income tax expense	$65,176	$40,293	$24,883	61.8%
GAAP effective income tax rate	6.3%	15.2%
Adjusted effective income tax rate	10.8%	11.7%
*Certain US GAAP discrete tax items are not adjusted for purposes of non-GAAP adjusted results above.
Income tax expense was $25.7 million for the three months ended September 30, 2026 as compared to $22.3 million for the three months ended September 30, 2025. The income tax expense for the three months ended September 30, 2026 and 2025 was primarily attributable to the application of our expected current worldwide effective tax rate for the full year to year-to-date actual pre-tax income, reflecting the mix of taxable income across jurisdictions as well as the impact of certain discrete items. Specifically, the provision for income taxes for the three months ended September 30, 2026 included a discrete net tax benefit of approximately $11.5 million, attributable mainly to U.S. share-based compensation. The income tax expense for the three months ended September 30, 2025 included a discrete net tax benefit of $0.9 million, primarily related to updated provision estimates for U.S. R&D credits for prior periods.
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
As of September 30, 2026, the Company had gross unrecognized tax benefits of $28.1 million. Due to the uncertain and complex application of income tax regulations by certain tax authorities outside of the U.S., it is possible that the ultimate resolution of ongoing audits may result in liabilities that could be different from current estimates. The ongoing tax audits in various jurisdictions could impact future tax expense if tax authorities in their administration of tax laws during open audits may lead us to change our assessment of whether or not it is more likely than not that certain tax benefit positions will be sustained. The Company’s reserve for uncertain tax positions increased by $2.0 million in the three months ended September 30, 2026, primarily due to an increase in U.S. federal and state tax attributes.
Net Income and Earnings Per Share
Net income for the third quarter of 2026 improved over the prior-year period on both a GAAP and adjusted basis, primarily attributable to revenue growth and improved operating leverage.
For the third quarter of 2026, basic and diluted earnings per share were $0.26 and $0.25 per share and $3.38 and $3.28 per American Depositary Share (“ADS”), respectively, compared to $0.09 and $0.08 per share and $1.13 and $1.09 per ADS in the prior-year period. On an adjusted basis, basic and diluted earnings per share was $0.36 and $0.35 per share and $4.74 and $4.59 per ADS, respectively, compared to $0.21 and $0.20 per share and $2.76 and $2.65 per ADS in the prior-year period.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue
Total revenue increased to $5,108.3 million, or 32.9%, for the nine months ended September 30, 2026, from $3,844.9 million for the nine months ended September 30, 2025, primarily due to increased sales of our internally developed products, BRUKINSA and TEVIMBRA, as well as increased sales of in-licensed Amgen products.
Net product revenues consisted of the following:

	Nine Months Ended
	September 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
BRUKINSA®	$3,733,419	$2,782,195	$951,224	34.2%
TEVIMBRA®	678,038	555,311	122,727	22.1%
XGEVA®	299,901	235,984	63,917	27.1%
BLINCYTO®	109,441	79,969	29,472	36.9%
KYPROLIS®	46,018	57,513	(11,495)	(20.0)%
BAITUOWEI®	54,110	25,920	28,190	108.8%
POBEVCY®	32,477	35,486	(3,009)	(8.5)%
Other	68,776	33,241	35,535	106.9%
Total product revenue	$5,022,180	$3,805,619	$1,216,561	32.0%
Net product revenue increased 32.0% to $5,022.2 million for the nine months ended September 30, 2026, compared to $3,805.6 million in the prior-year period, primarily due to increased sales of BRUKINSA globally, driven by continued growth in the U.S. and Europe. In addition, product revenues in the nine months ended September 30, 2026 were positively impacted by sales of TEVIMBRA and in-licensed products from Amgen, primarily XGEVA®.
Global sales of BRUKINSA totaled $3,733.4 million in the nine months ended September 30, 2026, representing a 34.2% increase compared to the prior-year period. U.S. sales of BRUKINSA totaled $2,658.7 million in the nine months ended September 30, 2026, compared to $1,985.6 million in the prior-year period, representing growth of 33.9%, driven primarily by demand growth across all indications as well as favorable net pricing, of which approximately $20.0 million relates to non-recurring gross to net adjustments realized in the first quarter of 2026. BRUKINSA sales in Europe totaled $595.6 million in the nine months ended September 30, 2026, representing growth of 38.6% driven by increased market share across all major European markets. BRUKINSA revenue in China totaled $294.3 million, representing growth of 14.6%. BRUKINSA rest of world revenue totaled $184.8 million in the nine months ended September 30, 2026, representing growth of 67.6% compared to the prior-year period.
Revenue for TEVIMBRA totaled $678.0 million in the nine months ended September 30, 2026, compared to $555.3 million in the prior-year period, representing a 22.1% increase.
Revenue for Amgen products in China totaled $466.5 million in the nine months ended September 30, 2026, compared to $373.5 million in the prior-year period, driven primarily by increased XGEVA® sales volume.
Other revenue totaled $86.1 million and $39.2 million for the nine months ended September 30, 2026 and 2025, respectively, primarily related to royalty revenue under the Amgen collaboration and revenue generated under the Novartis broad markets marketing and promotion agreement.

Gross Margin
Gross margin on product sales increased to $4,463.5 million for the nine months ended September 30, 2026, compared to $3,279.5 million in the prior-year period, primarily due to increased product revenue in the current year period. Gross margin as a percentage of product sales increased to 88.9% for the nine months ended September 30, 2026, from 86.2% in the comparable period of the prior year. The gross margin percentage increased due to a proportionally higher sales mix of global BRUKINSA compared to other products in our portfolio. Gross margin also benefited from production productivity improvements for both BRUKINSA and TEVIMBRA, which was offset by a non-cash intangible asset impairment charge of $22.0 million associated with our decision to discontinue promotion of POBEVCY. On an adjusted basis, which does not include depreciation and amortization or the impairment charge, gross margin as a percentage of product sales increased to 89.7%, from 86.7% in the comparable period of the prior year.
Research and Development Expense
Research and development expense increased by $283.8 million, or 18.5%, to $1,814.3 million for the nine months ended September 30, 2026 from $1,530.4 million for the nine months ended September 30, 2025. The following table summarizes external clinical, external non-clinical and internal research and development expense for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended
	September 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
External research and development expense:
Cost of development programs	$581,851	$526,239	$55,612	10.6%
Upfront license and development milestone fees	24,588	691	23,897	3,458.3%
Amgen co-development expense[1]	65,725	77,196	(11,471)	(14.9)%
Total external research and development expenses	672,164	604,126	68,038	11.3%
Internal research and development expenses	1,142,124	926,319	215,805	23.3%
Total research and development expenses	$1,814,288	$1,530,445	$283,843	18.5%

Adjusted research and development expenses[2]	$1,586,022	$1,311,156	$274,866	21.0%
1. Our co-funding obligation for the development of the pipeline assets under the Amgen collaboration for the nine months ended September 30, 2026 totaled $130.1 million, of which $65.7 million was recorded as R&D expense. The remaining $64.3 million was recorded as a reduction of the R&D cost share liability.
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
The increase in external research and development expenses in the nine months ended September 30, 2026 was primarily attributable to increased investment in the continued advancement of several programs across the pipeline, including BTK CDAC, CDK4, PRMT5 and GPC3x4-1BB bsAb and an increase in development upfront and milestone fees, offset by a decrease in Amgen co-development expenses as we met the co-funding cap under the collaboration during the quarter ended September 30, 2026.

Internal research and development expense increased by $215.8 million, or 23.3%, to $1,142.1 million and was primarily attributable to the expansion of our global development organization and our clinical and preclinical drug candidates, as well as our continued efforts to internalize research and clinical trial activities and control spend.

Selling, General and Administrative Expense

	Nine Months Ended
	September 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$1,741,771	$1,526,199	$215,572	14.1%
Adjusted selling, general and administrative expenses[1]	$1,476,386	$1,271,650	$204,736	16.1%
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
Selling, general and administrative expense increased by $215.6 million, or 14.1%, to $1,741.8 million, for the nine months ended September 30, 2026, from $1,526.2 million for the nine months ended September 30, 2025. The increase was primarily attributable to continued investment in global commercial expansion primarily in the U.S. and Europe. Selling, general and administrative expenses as a percentage of product sales were 34.7% for the nine months ended September 30, 2026 compared to 40.1% in the prior-year period.
Interest Income
Interest income increased by $45.5 million, or 104.0%, to $89.2 million for the nine months ended September 30, 2026, from $43.7 million for the nine months ended September 30, 2025. The increase in interest income was primarily attributable to higher cash and cash equivalents balance.
Interest Expense
Interest expense increased by $83.7 million, or 266.8%, to $115.0 million for the nine months ended September 30, 2026, from $31.4 million for the nine months ended September 30, 2025. The increase in interest expense was primarily attributable to interest expense recorded under the effective interest method related to the sale of future royalty liability, higher interest rates on debt balances and lower interest capitalized related to completion of certain phases of our Hopewell facility.
Other Income (Expense), Net
Other income, net was $14.2 million for the nine months ended September 30, 2026, primarily due to government subsidy income, offset by foreign exchange losses. For the nine months ended September 30, 2025, other expense, net was $6.9 million, primarily due to impairment losses recognized on our equity investments, partially offset by government subsidy income and foreign exchange gains.
Income Tax Expense

	Nine Months Ended
	September 30,		Changes
	2026	2025	$	%
	(dollars in thousands)
GAAP income tax expense	$132,964	$47,182	$85,782	181.8%
Plus: Discrete tax items*	(41,847)	9,663	(51,510)	(533.1)%
Plus: Income tax effect of non-GAAP adjustments	68,668	45,747	22,921	50.1%
Adjusted income tax expense	$159,785	$102,592	$57,193	55.7%
GAAP effective income tax rate	13.5%	17.6%
Adjusted effective income tax rate	10.5%	12.9%
*Certain US GAAP discrete tax items are not adjusted for purposes of non-GAAP adjusted results above.

Income tax expense increased to $133.0 million for the nine months ended September 30, 2026, from $47.2 million for the nine months ended September 30, 2025. The income tax expense for the nine months ended September 30, 2026 and 2025 was primarily attributable to the application of our expected current worldwide effective tax rate for the full year to year-to-date actual pre-tax income, reflecting the mix of taxable income across jurisdictions as well as the impact of certain discrete items. Specifically, the provision for income taxes for the nine months ended September 30, 2026 included a discrete net tax expense of approximately $41.3 million. This figure primarily relates to the settlement of the audit of one of our China subsidiaries amounting to $59.6 million, partially offset by certain discrete items mainly related to U.S. share-based compensation. The income tax expense for the nine months ended September 30, 2025 included a discrete net tax benefit of $9.6 million, primarily related to updated provision estimates for U.S. R&D tax credits.
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
Net Income and Earnings Per Share
Net income for the nine months ended September 30, 2026 improved over the prior-year period on both a GAAP and adjusted basis, primarily attributable to revenue growth and improved operating leverage.
For the nine months ended September 30, 2026, basic and diluted earnings per share was $0.58 and $0.56 per share and $7.58 and $7.30 per ADS, respectively, compared to basic and diluted earnings per share of $0.16 and $0.15 per share and $2.03 and $1.96 per ADS in the prior-year period. On an adjusted basis, basic and diluted earnings per share was $0.93 and $0.90 per share and $12.12 and $11.68 per ADS, respectively, compared to $0.49 and $0.47 per share and $6.38 and $6.14 per ADS in the prior-year period.

Non-GAAP Reconciliation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	( Amounts in thousands of U.S. dollars, except for per share and per ADS data)
Reconciliation of GAAP to adjusted cost of sales - products:
GAAP cost of sales - products	$216,896	$196,510	$558,641	$526,118
Less: Depreciation	5,596	4,261	15,442	10,195
Less: Amortization of intangibles	23,598	1,537	26,932	8,459
Less: Other	—	—	—	893
Adjusted cost of sales - products	$187,702	$190,712	$516,267	$506,571

Reconciliation of GAAP to adjusted research and development:
GAAP research and development	$660,784	$523,662	$1,814,288	$1,530,445
Less: Share-based compensation expenses	56,474	58,839	168,866	164,998
Less: Depreciation	18,142	18,919	59,400	54,291
Adjusted research and development	$586,168	$445,904	$1,586,022	$1,311,156

Reconciliation of GAAP to adjusted selling, general and administrative:
GAAP selling, general and administrative	$593,460	$528,998	$1,741,771	$1,526,199
Less: Share-based compensation expenses	76,143	81,947	224,566	221,792
Less: Depreciation	13,582	12,550	40,769	32,712
Less: Amortization of intangibles	16	17	50	45
Adjusted selling, general and administrative	$503,719	$434,484	$1,476,386	$1,271,650

Reconciliation of GAAP to adjusted operating expenses
GAAP operating expenses	$1,254,244	$1,052,660	$3,556,059	$3,056,644
Less: Share-based compensation expenses	132,617	140,786	393,432	386,790
Less: Depreciation	31,724	31,469	100,169	87,003
Less: Amortization of intangibles	16	17	50	45
Adjusted operating expenses	$1,089,887	$880,388	$3,062,408	$2,582,806

Reconciliation of GAAP to adjusted income from operations:
GAAP income from operations	$418,675	$163,114	$993,624	$262,101
Plus: Share-based compensation expenses	132,617	140,786	393,432	386,790
Plus: Depreciation	37,320	35,730	115,611	97,198
Plus: Amortization of intangibles	23,614	1,554	26,982	8,504
Plus: Other	—	—	—	893
Adjusted income from operations	$612,226	$341,184	$1,529,649	$755,486

Reconciliation of GAAP to adjusted income tax expense:
GAAP income tax expense	$25,654	$22,323	$132,964	$47,182
Plus: Discrete tax items	11,527	926	(41,847)	9,663
Plus: Income tax effect of non-GAAP adjustments	27,995	17,044	68,668	45,747
Adjusted income tax expense	$65,176	$40,293	$159,785	$102,592

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	( Amounts in thousands of U.S. dollars, except for per share and per ADS data)
Reconciliation of GAAP to adjusted net income:
GAAP net income	$384,706	$124,841	$849,070	$220,431
Plus: Share-based compensation expenses	132,617	140,786	393,432	386,790
Plus: Depreciation	37,320	35,730	115,611	97,198
Plus: Amortization of intangibles	23,614	1,554	26,982	8,504
Plus: Other	—	—	—	893
Plus: Impairment of equity investments	—	18,722	—	34,216
Plus: Discrete tax items	(11,527)	(926)	41,847	(9,663)
Plus: Income tax effect of non-GAAP adjustments	(27,995)	(17,044)	(68,668)	(45,747)
Adjusted net income	$538,735	$303,663	$1,358,274	$692,622

Reconciliation of GAAP to adjusted EPS - basic
GAAP earnings per share - basic	$0.26	$0.09	$0.58	$0.16
Plus: Share-based compensation expenses	0.09	0.10	0.27	0.27
Plus: Depreciation	0.03	0.02	0.08	0.07
Plus: Amortization of intangibles	0.02	0.00	0.02	0.01
Plus: Other	0.00	0.00	0.00	0.00
Plus: Impairment of equity investments	0.00	0.01	0.00	0.02
Plus: Discrete tax items	(0.01)	0.00	0.03	(0.01)
Plus: Income tax effect of non-GAAP adjustments[1]	(0.02)	(0.01)	(0.05)	(0.03)
Adjusted earnings per share - basic	$0.36	$0.21	$0.93	$0.49

Reconciliation of GAAP to adjusted EPS - diluted
GAAP earnings per share - diluted	$0.25	$0.08	$0.56	$0.15
Plus: Share-based compensation expenses	0.09	0.09	0.26	0.26
Plus: Depreciation	0.02	0.02	0.08	0.07
Plus: Amortization of intangibles	0.02	0.00	0.02	0.01
Plus: Other	0.00	0.00	0.00	0.00
Plus: Impairment of equity investments	0.00	0.01	0.00	0.02
Plus: Discrete tax items	(0.01)	0.00	0.03	(0.01)
Plus: Income tax effect of non-GAAP adjustments[1]	(0.02)	(0.01)	(0.05)	(0.03)
Adjusted earnings per share - diluted	$0.35	$0.20	$0.90	$0.47

Reconciliation of GAAP to adjusted earnings per ADS - basic
GAAP earnings per ADS - basic	$3.38	$1.13	$7.58	$2.03
Plus: Share-based compensation expenses	1.17	1.28	3.51	3.56
Plus: Depreciation	0.33	0.32	1.03	0.90
Plus: Amortization of intangibles	0.21	0.01	0.24	0.08
Plus: Other	0.00	0.00	0.00	0.01
Plus: Impairment of equity investments	0.00	0.17	0.00	0.32
Plus: Discrete tax items	(0.10)	(0.01)	0.37	(0.09)
Plus: Income tax effect of non-GAAP adjustments[1]	(0.25)	(0.15)	(0.61)	(0.42)
Adjusted earnings per ADS - basic	$4.74	$2.76	$12.12	$6.38

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	( Amounts in thousands of U.S. dollars, except for per share and per ADS data)
Reconciliation of GAAP to adjusted earnings per ADS - diluted
GAAP earnings per ADS - diluted	$3.28	$1.09	$7.30	$1.96
Plus: Share-based compensation expenses	1.13	1.23	3.38	3.43
Plus: Depreciation	0.32	0.31	0.99	0.86
Plus: Amortization of intangibles	0.20	0.01	0.23	0.08
Plus: Other	0.00	0.00	0.00	0.01
Plus: Impairment of equity investments	0.00	0.16	0.00	0.30
Plus: Discrete tax items	(0.10)	(0.01)	0.36	(0.09)
Plus: Income tax effect of non-GAAP adjustments[1]	(0.24)	(0.15)	(0.59)	(0.41)
Adjusted earnings per ADS - diluted	$4.59	$2.65	$11.68	$6.14
1 Tax effect of non-GAAP adjustments is based on the statutory tax rate in the relevant tax jurisdiction. Please note that the Company currently records a valuation allowance on its net deferred tax assets, so there is no net impact recorded for deferred tax effects.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Free Cash Flow (Non-GAAP):
Net cash provided by operating activities (GAAP)	$508,707	$402,553	$1,172,863	$710,233
Less: Purchases of property, plant and equipment	(35,175)	(48,084)	(103,440)	(148,317)
Free Cash Flow (Non-GAAP)	$473,532	$354,469	$1,069,423	$561,916
Liquidity and Capital Resources
The following table represents our cash and debt balances as of September 30, 2026 and December 31, 2025:

	As of
	September 30,	December 31,
	2026	2025

	(in thousands)
Cash, cash equivalents and restricted cash	$5,866,314	$4,609,647
Total debt	$1,074,081	$1,019,206
We have generated positive cash flow from operations since the third quarter of 2024.
Based on our current operating plan, we expect that our operating cash flows and existing cash and cash equivalents as of September 30, 2026 will enable us to fund our operating expenses and planned long-term investments for at least the next 12 months after the date that the financial statements included in this report are issued. In 2025, we generated proceeds from long-term debt of $855.0 million which was used to pay off all existing short-term working capital loans, and is associated with certain restrictive covenants as described below with respect to certain coverage ratios and maximum investment amounts. We believe we will have sufficient cash and cash equivalents and other sources of capital to be able to repay and/or refinance those debt obligations on a consolidated basis as they become due principally in 2027 and 2028.

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
As of September 30, 2026, we had $321 million A Loan Facility and $560 million B2 Term Loan Facility outstanding under our Facilities Agreement. The A Loan Facility is subject to an interest rate equal to the Reference Rate (RMB) (as defined in the Facilities Agreement) plus a margin of 0.65% per annum. The B Loan Facilities are subject to an interest rate equal to the Reference Rate (USD) (as defined in the Facilities Agreement) plus a margin of 2.40% per annum. In addition to paying interest on the outstanding principal, we are also required to pay a commitment fee of 0.85% on the undrawn and uncancelled amounts under the Loan Facilities.
The Facilities Agreement contains certain affirmative and negative covenants customary for financings of this type. In addition, the Facilities Agreement contains financial covenants applicable to the Loan Facilities, including covenants requiring the maintenance of: (i) a minimum cash interest coverage ratio of not less than 5.00 to 1.00; (ii) a net leverage ratio of not greater than 2.50 to 1.00; (iii) a minimum total consolidated shareholders’ equity of the Group of not less than $2.7 billion; (iv) a minimum cash balance held outside the PRC by the Company and the Guarantors of $500.0 million; (v) a maximum financial indebtedness of the Company and its subsidiaries not to exceed $2.0 billion; and (vi) a maximum financial indebtedness of the Company’s subsidiaries that are incorporated or registered in the PRC not to exceed $500.0 million. We were compliant with the required covenants as of September 30, 2026.
Sale of Future Royalties
The proceeds from sale of future royalties of $911 million in 2025 increased our cash and cash equivalents through financing cash inflows. However, the repayment of this obligation to Royalty Pharma will be made upon the receipt of royalties from Amgen throughout the royalty period; therefore, it has not been included in the total debt balance above, as there is no claim on unrestricted cash. Our classification of the liability between current and non-current is based on our expectations of royalty revenue from Amgen over the next 12 months, which will be paid to Royalty Pharma in accordance with the terms of the Royalty Agreement. Cash inflows from Amgen are classified as operating cash inflows, while the corresponding payments to Royalty Pharma are allocated between interest cash outflows within operating cash flows and a portion to reduce the liability, classified as a financing cash outflow. Pursuant to the Royalty Agreement, in the nine months ended September 30, 2026, we paid to Royalty Pharma an aggregate of $52 million, of which $49 million was allocated as interest expense and recognized within operating cash flows, and $3 million was recorded as reduction to the liability and recognized within financing activities. An additional $27 million of interest expense was accrued as of September 30, 2026. Any cash received from Amgen but not yet remitted to Royalty Pharma as of the balance sheet date will be reflected as restricted cash in the Consolidated Balance Sheet. There was no such restricted cash as of September 30, 2026.

The following table provides information regarding our cash and cash equivalents, cash flows and unused borrowing capacity available for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	(dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$4,609,647	$2,638,747
Net cash provided by operating activities	1,172,863	710,233
Net cash used in investing activities	(130,623)	(237,820)
Net cash provided by financing activities	164,772	962,520
Net effect of foreign exchange rate changes	49,655	36,862
Net increase in cash, cash equivalents, and restricted cash	1,256,667	1,471,795
Cash, cash equivalents and restricted cash at end of period	$5,866,314	$4,110,542
Unused borrowing capacity available, at end of period	$82,033	$140,000
Operating Activities
Cash provided by operating activities increased by $462.6 million in the nine months ended September 30, 2026, versus the prior year period due primarily to our significantly improved gross margins in the current year period, partially offset by continued funding of our development pipeline and commercial operations, increasing working capital to support our global expansion and the timing of compensation-related payments.
Investing Activities
Investing activities used $130.6 million of cash in the nine months ended September 30, 2026, compared to $237.8 million in the prior year period due primarily to a decrease in capital expenditures, principally related to our manufacturing and clinical R&D facility in Hopewell, New Jersey, and acquired in-process research and development and regulatory milestone payments and purchase of equity investments.
Financing Activities
Financing activities provided $164.8 million of cash in the nine months ended September 30, 2026, compared to $962.5 million in the prior year period. This decline was primarily due to $885 million of proceeds from the sale of future royalties in the prior year period, as well as lower proceeds from option exercises and the employee share purchase plan, partially offset by a net increase in debt borrowings in the current year period.
We expect to repay approximately $258.8 million of outstanding bank loans in the next 12 months.
Effects of Exchange Rates on Cash
In the nine months ended September 30, 2026, we incurred realized losses on cash of $6.2 million, which is included in the reconciling items between net income and net cash provided by operating activities on the consolidated statements of cash flows, primarily related to the remeasurement of monetary assets and liabilities denominated in currencies other than the USD to USD.
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

Contractual and Other Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period as of September 30, 2026:

	Payments Due by Period
	Total	Short Term	Long Term
	(dollars in thousands)
Contractual obligations
Operating lease commitments	$80,504	$7,193	$73,311
Purchase commitments	237,266	237,266	—
Debt obligations	1,088,531	258,806	829,725
Interest on debt	75,856	50,571	25,285
Funding commitment	4,058	4,000	58
Capital commitments	18,676	18,676	—
Total	$1,504,891	$576,512	$928,379
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
Purchase Commitments
As of September 30, 2026, non-cancellable purchase commitments amounted to $237.3 million, of which $22.6 million related to non-utilization fees and minimum purchase requirements for supply purchased from contract manufacturers and $214.7 million related to binding purchase order obligations of inventory from Amgen. We do not have any minimum purchase requirements for inventory from Amgen.
Debt Obligations and Interest
Total debt obligations coming due in the next twelve months are $258.8 million. Total long-term debt obligations are $829.7 million. We have numerous financial and non-financial covenants on our debt obligations with various banks and other lenders. Some of these covenants include default and/or cross-default provisions that could require acceleration of repayment of loans in the event of default. As of September 30, 2026, we were in compliance with all covenants of our material debt agreements. See above regarding Liquidity and Capital Resources and Note 10 in the Notes to the Condensed Consolidated Financial Statements for further detail on our debt obligations.
Interest on bank loans is paid quarterly until the respective loans are fully settled. For the purpose of contractual obligations calculation, current interest rates on floating rate obligations were used for the remaining contractual life of the outstanding borrowings.
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

Co-Development Funding Commitment
Under the Amgen Collaboration Agreement, the Company is responsible for co-funding global development costs for the Amgen oncology pipeline assets up to a total cap of $1.25 billion. The Company funded its portion of the co-development costs by contributing cash and/or development services and reached the funding cap during the quarter ended September 30, 2026.
Funding Commitments
Funding commitments represent our committed capital related to equity investments. As of September 30, 2026, our remaining capital commitment was $4.1 million and is expected to be paid from time to time over the investment period.
Capital Commitments
We had capital commitments amounting to $18.7 million for the acquisition of property, plant and equipment as of September 30, 2026, related to various facilities across the globe.
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
There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2026, as compared to those described in the section titled “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
For new accounting policies adopted during the three and nine months ended September 30, 2026, see “Part I—Item 1—Financial Statements—Notes to the Condensed Consolidated Financial Statements—1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies—Significant accounting policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
We are exposed to risk related to changes in interest rates on our outstanding borrowings. We had $1.1 billion of outstanding floating rate debt as of September 30, 2026. A 100-basis point increase in interest rates as of September 30, 2026 would increase our annual pre-tax interest expense by approximately $10.9 million.
Foreign Currency Exchange Rate Risk
China Exchange Rate Regime
RMB is not freely convertible into foreign currencies for capital account transactions. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange prices. Since 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB compared to the U.S. dollar appreciated approximately 4.3% in the nine months ended September 30, 2026 and depreciated approximately 4.4% in the year ended December 31, 2025, respectively. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

Transactional Risk
We are exposed to foreign exchange risk arising from various currency exposures when we enter into transactions denominated in foreign currencies. Our reporting currency is the U.S. dollar, and our most significant functional currencies are the U.S. dollar and the RMB. A portion of our operating transactions and monetary assets and liabilities are in currencies other than the U.S. dollar and RMB, primarily the U.S. dollar against the RMB, Euro, and Australian dollar. During the nine months ended September 30, 2026 and 2025, we recognized $6.2 million of foreign exchange losses and $4.0 million of foreign exchange gains, respectively, resulting from changes in the value of the U.S. Dollar compared to the RMB and the revaluation impact of RMB-denominated deposits held in U.S. dollar functional currency entities, including the parent entity, BeOne Medicines Ltd.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2026.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 30, 2026, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The following section includes material factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our financial statements and the related notes and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs, ordinary shares, or RMB Shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our ADSs, ordinary shares, and RMB Shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Please refer to the explanation of the qualifications and limitation on forward-looking statements set forth on page 1 hereof.
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
•As a Swiss corporation, our flexibility is limited with respect to certain aspects of capital management.
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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines more efficiently that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our medicines. In addition, the increasing use of artificial intelligence (“AI”) by third parties (including actual or potential competitors) may allow them to develop more effective methods to accelerate discovery and development timelines, identify targets or optimize development decisions more rapidly, or reduce such costs relative to us. Our competitors also may obtain approval from regulatory authorities for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and/or slow our regulatory approval.
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

The government in China also has a program for volume-based, centralized drug procurement with minimum quantity commitments to negotiate lower prices from drug manufacturers and reduce the price of drugs. The Chinese government awards contracts to the bidders who can satisfy the quality and quantity requirements, with price being a significant factor in the procurement decisions. The successful bidders are guaranteed a sale volume for at least a year, which gives an opportunity to gain or increase market share. Many types of drugs are covered under the program, including drugs made by international pharmaceutical companies and generics made by domestic Chinese manufacturers. For example, in 2020, ABRAXANE® and its generic forms were included in the program. We won the bid and became one of the three companies who were awarded a government contract, with a price for sales of ABRAXANE under the government contract that would have been significantly lower than the price that we had been charging. Also in 2020, VIDAZA® and its generic forms were included for bidding in the program. We did not win the bid for VIDAZA, which resulted in the drug being restricted from use in public hospitals, accounting for a large portion of the market, and a decline in sales revenue. Moreover, the program may change how generic drugs are priced and procured in China and is likely to accelerate the replacement of originator drugs with generics. This program may negatively impact our existing commercial operations in China as well as our strategies on how to commercialize our drugs in China, which could have a material adverse effect on our business, financial condition and results of operations in China. In addition, on August 28, 2026, the Standing Committee of the National People’s Congress adopted the Medical Security Law of the PRC (the “Medical Security Law”), which will take effect on January 1, 2027. The Medical Security Law codifies, at the level of national law, the fundamental framework for the medical security system in China, including the administration of the basic medical insurance system, the medical security fund, and the drug catalogue for basic medical insurance. We are evaluating the potential impact of the Medical Security Law on our business, and any implementation measures promulgated thereunder may materially affect the pricing of, and reimbursement for, our medicines in China.
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
For example, in 2025, the U.S. imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China, and has subsequently proposed additional or alternative tariffs. While certain tariffs have been subsequently invalidated, suspended, modified or temporarily reduced, and the U.S. Supreme Court ruling in February 2026 invalidated a significant portion of the tariffs previously adopted by the U.S. government under emergency statutory authority, the Trump administration has imposed new tariffs under different statutory authority and is conducting investigations that could lead to additional tariffs. These actions could lead to corresponding punitive actions by the countries with which the U.S. trades.
Furthermore, in April 2025, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) initiated an investigation under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) into whether imports of pharmaceutical products present a risk to the national security of the U.S. Subsequently, in late 2025, the Trump administration announced that it had “begun preparing” tariffs on manufacturers that do not build in the United States or enter into an MFN drug pricing agreement with the Trump administration. In April 2026, based on the Section 232 investigation, President Trump issued a proclamation (the “Proclamation”) invoking Section 232 to impose tariffs on imports of certain patented pharmaceuticals, biologics, and associated ingredients into the U.S. The Proclamation affects pharmaceutical manufacturers, importers, and supply chain participants, and, beginning in September 2026, imposed tariffs ranging from 10% to 100% on pharmaceutical articles that are subject to a valid, unexpired U.S. patent and are listed either in the Orange Book or in the FDA’s Lists of Licensed Biological Products, or the Purple Book. These tariffs apply to active pharmaceutical ingredients and key starting materials for such articles. Certain categories of products are exempt from these tariffs, including generic pharmaceuticals and biosimilars; U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation; drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; other specialty pharmaceutical products to be later identified by the Secretary of Commerce; and goods that qualify “for use in clinical trials, research and development, or other non-commercial applications,” may be excluded from the additional tariffs. In August 2026, we entered into an onshoring agreement with the U.S. government, securing an exemption from Section 232 pharmaceutical tariffs. Given the uncertainty regarding the scope and duration of tariffs and other aspects of U.S. and foreign government trade policies, any impact on our business remains uncertain.

Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. The applicability of, and lack of clarity around, trade tariffs imposed by the U.S. government and retaliatory tariffs imposed by other governments may have a significant impact on the financial condition of companies. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, and increased tariffs may make certain products no longer commercially viable. The scope or scale of any resulting tariffs as well as their secondary effects could adversely impact our business. Additionally, in October 2026, the U.S. Department of the Treasury proposed draft regulations under the Comprehensive Outbound Investment National Security Act of 2025, which, among other things, would prohibit certain U.S. investments and other transactions involving a broad range of biotechnology activities in certain countries of concern, including China. To the extent these regulations ultimately take effect, our ability to collaborate with parties affiliated with certain countries, including China, in certain types of transactions may be diminished or eliminated. These and other risks, including the risks described in “Risks Related to Our Doing Business in the PRC”, may materially adversely affect our ability to attain or sustain revenue in international markets.
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
*Federal legislative and regulatory efforts to implement reference pricing or most-favored-nation pricing models could impact our product revenues and materially harm our business.
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
Since the May 12, 2025 order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing, and the Trump administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer MFN pricing equal to or lower than those paid in other developed nations for certain prescription drugs under Medicaid and for certain newly launched products across all market channels in the U.S. Further, in November 2025, CMS introduced the GENEROUS (GENErating cost Reductions for U.S. Medicaid) Model, a voluntary Medicaid payment initiative under which participating drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with an MFN price for the manufacturers’ products. Additionally, in December 2025, CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority, the GLOBE for Medicare Part B and GUARD for Medicare Part D. If finalized, these models would impose additional mandatory rebates on manufacturers of certain Medicare Part B and Medicare Part D drugs, for select Medicare populations intended to represent 25% of Medicare patients, if the Medicare prices for such products exceed those paid in economically comparable countries. Both the GLOBE and GUARD models have proposed seven-year testing periods, with both the GLOBE model and the GUARD model proposed to begin on January 1, 2027. In August 2026, we entered into a voluntary agreement with the U.S. government intended to expand patient access to certain innovative cancer medicines and strengthen our U.S. manufacturing footprint. In connection with this agreement, we intend to participate in the GENEROUS Model and secured an exemption from the Section 232 pharmaceutical tariffs announced by the Trump administration. While these arrangements with the U.S. government are intended to support certain policy objectives underlying recent U.S. pharmaceutical pricing initiatives, we cannot predict the scope, duration, implementation, or future application of such initiatives or whether the agreement will achieve its intended objectives. In addition, there can be no assurance that future pricing, reimbursement, trade, tariff, or related measures will not adversely affect our business.
If the GLOBE and GUARD models are finalized as proposed under CMMI authority, we could be required to pay additional rebates on products reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on products on utilization by a broader portion of U.S. patients to align with prices in certain reference countries. We currently derive a substantial portion of our revenue from U.S. sales, and any requirement to pay additional rebates in the U.S. to match international reference prices would impact our overall net revenue.

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
Investment in pharmaceutical drug development is highly capital-intensive and speculative. It entails substantial upfront capital expenditures and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. We continue to incur significant expenses related to our ongoing operations. As a result, we have incurred losses in most periods since our inception, with exceptions in 2025 and periods when we were profitable due to revenue recognized from up-front license fees from collaboration agreements or the settlement of legal proceedings. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $7.5 billion and $8.3 billion, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs, including $1.25 billion that was contributed to the global development of a portfolio of Amgen pipeline assets under our collaboration agreement, and from selling, general and administrative expenses associated with our operations.
Although we have achieved positive GAAP operating income and net income for full year 2025 as product sales growth exceeded expense growth, we may incur losses in the future. We expect expenses to continue to increase as we continue to expand our development of, and seek regulatory approvals for, our drug candidates, and our manufacturing facilities, commercialize our medicines and launch new medicines, if approved, maintain and expand regulatory approvals, and commercialize the medicines that we have in-licensed. In addition, we will continue to incur costs associated with operating as a public company. The size of any future net losses will depend, in part, on the number and scope of our drug development programs and the associated costs of those programs, the cost of our manufacturing activities, the cost of commercializing our approved products, our ability to generate revenues and the timing and amount of milestones and other payments we make or receive with arrangements with third parties. If we fail to achieve market acceptance for our medicines or if promising drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may not be profitable in future periods. To the extent we achieve profitability in any future periods, we may not be able to sustain profitability in subsequent periods. Our failure to sustain profitability would decrease the value of our company and could impair our ability to raise capital, maintain our research, development, manufacturing and commercialization efforts, expand our business or continue our operations.

We may need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development of our drug candidates or achieve profitability.
Our portfolio of drug candidates will require the completion of clinical development, regulatory review, scale up and availability of manufacturing resources, significant marketing efforts and substantial investment before they can provide us with product sales revenue. Additionally, we are investing in the manufacturing and commercialization of our approved medicines. Our operations have consumed substantial amounts of cash since inception. Our operating activities provided $1.1 billion, and used $0.1 billion and $1.2 billion of net cash during the years ended December 31, 2025, 2024 and 2023, respectively. Our operating activities provided approximately $1,173 million and $710 million of net cash during the nine months ended September 30, 2026 and 2025, respectively. We recorded positive net cash flows from operating activities in 2025 and negative net cash flows from operating activities in 2024 and 2023 primarily due to our net income of $0.3 billion, and net losses of $0.6 billion and $0.9 billion, respectively. We cannot assure you that we will be able to generate positive cash flows from operating activities in the future.
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

As a result of uncertain political, credit and financial market conditions, including the potential of the U.S. government to default on the payment of its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the U.S. government pose credit default and liquidity risks. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. No assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At September 30, 2026, we had approximately $2,862.8 million invested in government money market funds. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the U.S. government and the valuation or liquidity of our portfolio of such investment securities.
The carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had no short-term investments, cash and cash equivalents of $5.8 billion and restricted cash of $85.2 million as of September 30, 2026, most of which are deposited in financial institutions outside of China. As required by the PRC securities laws, the net proceeds from our offering on the STAR Market of the Shanghai Stock Exchange (the “STAR Offering”) must be used in strict compliance with the planned uses as disclosed in the PRC prospectus for the STAR Offering as well as our proceeds management policy for the STAR Offering approved by our board of directors. Although our cash and cash equivalents in China are deposited with various major reputable financial institutions, the deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full.
As of September 30, 2026, we held no short-term investments. To the extent we invest in U.S. Treasury securities as short-term investments in the future, although we believe that such securities are of high credit quality and continually monitor the credit worthiness of these institutions, concerns about, or a default by, one institution in the U.S. market, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
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
We respect third parties’ valid intellectual property rights and diligently manage any freedom to operate risks associated with our medicines and drug candidates. Nevertheless, we bear the risk that we may be sued by third parties for patent infringement. We are aware of numerous issued patents and pending patent applications belonging to third parties that exist in fields of our medicines and drug candidates. There may also be third-party patents or patent applications of which we are currently unaware, and given the dynamic area in which we operate, additional patents are likely to be issued that relate to aspects of our business. There is a substantial amount of litigation and other claims and proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. Our medicines and drug candidates have given rise, and may in the future give rise, to claims of infringement of the patent rights of others, and defense of these claims, regardless of their merit, could involve substantial litigation expense and divert our technical personnel, management personnel, or both from their normal responsibilities.

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
Our strategic collaborations involve numerous risks. We may not achieve the revenue and cost synergies expected from our collaborations, and our management’s attention may be diverted from our drug discovery and development business. These synergies are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. Even if we achieve the expected benefits, they may not be achieved within the anticipated time frame. Additionally, strategic collaborations can be terminated for various reasons, including future acquisitions.
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
We have a collaboration agreement with Amgen pursuant to which we and Amgen have agreed to collaborate on the commercialization of Amgen’s oncology products XGEVA®, BLINCYTO® and KYPROLIS® in China, and the global development and commercialization in China of a portfolio of Amgen’s clinical- and late-preclinical-stage pipeline products. Amgen has paused or stopped development of some of the pipeline assets due to portfolio prioritization, and the parties expect that the development plan for the pipeline assets will continue to evolve over time. Additionally, for the period between 2020 and 2022, we were advised by Amgen that its applications to the Human Genetic Resources Administration of China (“HGRAC”) to obtain approval to conduct clinical studies in China for the pipeline assets were delayed. Approval from or filing with the HGRAC may be required for the initiation of clinical trials involving the collection of human genetic materials in China, depending on the nature of the trial and whether Human Genetic Resources (“HGR”) materials are exported. We do not expect the previous HGRAC delay to affect the conduct of the clinical trials in China for our drug candidates. The Amgen collaboration involves numerous risks, including unanticipated costs and diversion of our management’s attention from our other drug discovery and development business. There can be no assurance that we will be able to successfully develop and commercialize Amgen’s oncology products in China, which could disrupt our business and harm our financial results.
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
Xiaodong Wang, Ph.D., our Co-Founder, Chairman of our Scientific Advisory Board, and director; John V. Oyler, our Co-Founder, Chief Executive Officer and Chairman of the Board of Directors; Xiaobin Wu, Ph.D., our President and Chief Operating Officer; Aaron Rosenberg, our Chief Financial Officer; and the other principal members of our management and scientific teams play a critical role in our operations and development. Although we have employment agreements or offer letters with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Regulatory authorities around the world have implemented industry-specific laws and regulations that affect the collection and transfer of personal data. For example, in China, the Regulation on the Administration of Human Genetic Resources (such regulation, the “HGR Regulation”) applies to activities that involve sampling, biobanking, use of HGR materials and associated data, in China, and provision of such materials to non-PRC parties. The HGR Regulation prohibits both onshore or offshore entities established or actually controlled by non-PRC entities and individuals from sampling or biobanking any China HGR in China and requires approval for the sampling of certain HGR by Chinese parties. Approval for any export or cross-border transfer of HGR material is required, and transfer of China HGR data by Chinese parties to non-PRC parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data to the HGR administration for record. The HGR Regulation also requires that non-PRC parties ensure the full participation of Chinese parties in international collaborations and all records and data must be shared with the Chinese parties. The Implementing Rules for the HGR Regulation and additional issued guidance have clarified many areas of the HGR Regulation. For information about applications under the HGR Regulation for clinical studies in China that may affect the Amgen collaboration, see the risk factor titled “If we are not able to successfully develop and/or commercialize Amgen’s oncology products, the expected benefits of the collaboration will not materialize.”
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
Despite the implementation of security measures, our IT systems, and those of our contractors, vendors, and collaborators, are vulnerable to damage, compromise, or disruption. These risks originate from a variety of sources, including state-sponsored actors, organized criminals, or negligent/malicious internal actors, and bad actors around the world use increasingly sophisticated methods, including artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Cyber incidents, such as ransomware, business email compromise, social engineering (including phishing), and distributed denial-of-service attacks, continue to evolve in frequency and sophistication, and threat actors may use synthetic media and related techniques (including deepfakes) that may be increasingly difficult to identify. The increasing use of emerging technologies, such as generative artificial intelligence and highly autonomous reasoning agents, may further amplify these threats by expanding attack surfaces, automating the discovery of zero-day vulnerabilities, and enhancing the effectiveness of threat actor tactics, including through more targeted exploits and social engineering campaigns and through autonomous, multi-step execution of complex cyberattacks. These attacks could be used to misappropriate or redirect funds or payments, gain unauthorized access to systems or data, or circumvent internal controls and approval workflows. Moreover, our internal use of advanced AI models for research and operational efficiency subjects us to risks, including “prompt injection” attacks, model hallucinations that could compromise data integrity in clinical or manufacturing processes, and the potential for unintended disclosure of trade secrets through the training or fine-tuning of third-party models. Any such compromise, whether involving our systems or those of third parties on whom we depend, could result in loss, misappropriation or unauthorized disclosure of proprietary information or personal data, disrupt our operations (including research, clinical, manufacturing or commercialization activities), and trigger investigation, notification or other obligations under global privacy and cybersecurity laws and regulations.

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
Our employees and personnel, and third parties or vendors with whom we work, may use generative AI and other AI-enabled tools to perform their work. Employee or vendor use of unapproved or inadequately governed AI tools (including third-party tools) could create ungoverned data flows, unmonitored compliance gaps and data protection risks that are not visible until an adverse event occurs. In addition, in the ordinary course of using AI tools, users may inadvertently input or upload confidential, proprietary or other sensitive information (including trade secrets or competitively sensitive data). The providers of these artificial intelligence tools may not meet regulatory standards, including with respect to privacy and data security, and such information may be retained, processed or used in ways that are inconsistent with our policies, contractual protections, or applicable legal requirements. Further, through the use of AI-enabled tools, third parties may infer non-public information about us from public sources, data brokers or other means that reveal commercially sensitive information about our business, strategic priorities or development plans, which could be used to adversely impact our competitive positioning. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
In the U.S., Europe, China, and many other jurisdictions where we operate, we are subject to laws and regulations that address privacy, personal information protection, use of artificial intelligence-based software and data security. Numerous laws and regulations, including, without limitation, privacy laws (such as the European Union’s General Data Protection Regulation (“GDPR”), which was incorporated into the laws of the United Kingdom, or similar laws), security breach notification laws (such as China’s Measures on National Cybersecurity Incident Reporting), health information privacy laws (such as the United States’ Health Insurance Portability and Accountability Act (“HIPAA”)), and consumer protection laws (such as the United States’ Federal Trade Commission’s unfair or deceptive practices rules, or California’s Consumer Privacy Act), govern the collection, use, disclosure and protection of health-related and other personal information. A subset of these laws also have strict requirements governing the cross-border transfer of, or access to, personal information (see the risk factor titled “Compliance with the Data Security Law of the PRC (the “Data Security Law”), Cybersecurity Review Measures, Personal Information Protection Law of the PRC (the “PIPL”), regulations and guidelines relating to the multi-level protection scheme (the “MLPS”) and any other future laws and regulations may entail significant expenses and could materially affect our business.”).

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
The GDPR in the EU and the UK, which have been incorporated into their respective laws, impose stringent requirements on the processing of personal data (especially, health and other sensitive data). These requirements encompass: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal data and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal data; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processors.
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
We are a holding company incorporated in Switzerland, and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign- owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends until the liquidation of the enterprise. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. As of both September 30, 2026 and December 31, 2025, these restricted assets totaled $2.0 billion.
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
*The pharmaceutical industry in China is highly regulated, and such regulations are subject to change, which may affect approval and commercialization of our medicines and drug candidates.
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
Chinese authorities have become increasingly active in enforcing laws affecting the pharmaceutical industry. Specifically, Chinese authorities have recently increased anti-bribery efforts to address improper payments and other benefits received by physicians, staff and hospital administrators in connection with the sales, marketing and purchase of pharmaceutical products. For example, the Provisions on the Administration of Pharmaceutical Representatives became effective on August 1, 2026, which impose requirements on the filing, conduct and management of pharmaceutical representatives, including restrictions on certain interactions between pharmaceutical representatives and healthcare professionals and medical institutions. Our commercialization activities in China must comply with these requirements, and any violation thereof may result in administrative penalties and adversely affect our reputation and business in China. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. Reports of what have come to be viewed as significant quality-control failures by Chinese vaccine manufacturers have led to enforcement actions against officials responsible for implementing national reforms favorable to innovative drugs (such as ours). This macro-industry event could cause state or private resources to be diverted away from fostering innovation and be redirected toward regulatory enforcement, which could adversely affect our research, development, manufacturing and commercialization activities and increase our compliance costs.

Risks Related to Our Ordinary Shares, ADSs, and RMB Shares
*The trading prices of our ordinary shares, ADSs, and/or RMB Shares can be volatile, which could result in substantial losses to you.
The trading price of our ordinary shares, ADSs, and/or RMB Shares can be volatile and fluctuate widely in response to a variety of factors, many of which are beyond our control, including: announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process; announcements of therapeutic innovations, new products, acquisitions, strategic relationships, joint ventures or capital commitments by us or our competitors; adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities; any adverse changes to our relationship with manufacturers or suppliers; the results of our testing and clinical trials; the results of our efforts to acquire or license additional medicines or drug candidates; variations in the level of expenses related to our existing medicines and drug candidates or preclinical, clinical development and commercialization programs; any intellectual property infringement actions in which we may become involved; announcements concerning our competitors or the pharmaceutical industry in general; the performance and fluctuation of the market prices of other companies with significant business operations in China that have listed their securities in Hong Kong, Shanghai or the U.S.; fluctuations in product revenue, sales and marketing expenses and profitability; manufacture, supply or distribution shortages; variations in our results of operations; announcements about our results of operations that are not in line with analyst or investor expectations; publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts; changes in financial estimates by securities research analysts; media reports, whether or not true, about our business, our competitors or our industry; additions to or departures of our management; fluctuations of exchange rates between the RMB, the U.S. dollar and Hong Kong dollar; release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares, ADSs or RMB Shares; sales or perceived potential sales of additional ordinary shares, ADSs or RMB Shares by us, our executive officers and directors or our shareholders; general economic and market conditions and overall fluctuations in the U.S., Hong Kong or Shanghai equity markets; changes in accounting principles; trade disputes or U.S.-China government relations; and changes or developments in the U.S., PRC, the EU or global regulatory environment.
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
As of October 30, 2026, 1,484,939,031 ordinary shares, par value $0.0001 per share, were outstanding, of which 766,039,443 ordinary shares were held in the form of 58,926,111 ADSs, each representing 13 ordinary shares, and 115,055,260 were RMB Shares.
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
Our ADSs are traded on Nasdaq, our ordinary shares are traded on the HKEx, and our RMB Shares are traded on the STAR Market. The triple listing of our ADSs, ordinary shares and RMB Shares may dilute the liquidity of these securities in one or all three markets and may adversely affect the maintenance of an active trading market for ADSs in the U.S., the ordinary shares in Hong Kong, and/or the RMB Shares in the PRC. The price of our ADSs, ordinary shares and/or RMB Shares could also be adversely affected by trading of our securities on other markets. We may decide at some point in the future to delist our securities from one or more of the stock exchanges where they are currently traded, subject to our shareholders’ approval if required. We cannot predict the effect such delisting of our securities from one or more of the stock exchanges would have on the market price of our securities on the other stock exchanges. Additionally, the listing and trading of our equity securities in multiple jurisdictions and multiple markets have resulted in increased compliance obligations and costs for us, and we may face the risk of significant intervention by regulatory authorities in these jurisdictions and markets, such as inquiries, investigations, enforcement actions and other regulatory proceedings by regulatory authorities. In addition, we may be subject to securities litigation filed with the courts in China by investors with respect to RMB Shares traded on the STAR Market.
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
*Dealings in ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty. There is uncertainty as to whether Hong Kong stamp duty will apply to the trading or conversion of the ADSs.
In connection with our Hong Kong public offering in 2018, we established a branch register of members in Hong Kong (the “Hong Kong share register”). Our ordinary shares that are traded on the HKEx, including those that may be converted from ADSs, are registered on the Hong Kong share register, and the trading of these ordinary shares on the HKEx are subject to Hong Kong stamp duty. To facilitate ADS to ordinary share conversion and trading between Nasdaq and the HKEx, we have moved, and may in the future move, a portion of our issued ordinary shares from our principal share register to our Hong Kong share register.

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
Our directors, executive officers and principal shareholders beneficially owned approximately 29% of our outstanding ordinary shares as of October 30, 2026. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares, ADSs, and/or RMB Shares. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.

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
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Effective August 3, 2026, we issued 866,073 ordinary shares (the “New Shares”) to BG NC 2, Ltd., a company incorporated in the Cayman Islands with limited liability and our wholly owned subsidiary (“BGNC2”) for an aggregate subscription price of $86.61, representing the aggregate par value of the New Shares, pursuant to a share transfer agreement between us and BGNC2. The New Shares were issued to BGNC2 to facilitate the delivery of ordinary shares to participants under our Sixth Amended and Restated 2018 Employee Share Purchase Plan.
The New Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Xiaobin Wu (President and Chief Operating Officer)	Termination (September 15, 2026)	Rule 10b5-1 trading arrangement	Sale	February 26, 2027	Up to 30,000 ADSs.
Xiaobin Wu (President and Chief Operating Officer)	Adoption (September 15, 2026)	Rule 10b5-1 trading arrangement	Sale	December 15, 2027	Up to 86,082 ADSs.
Item 6.  Exhibits.
See the Exhibit Index below for a list of the exhibits filed as part of, or incorporated by reference into, this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Filed/Furnished Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
10.1#	Waiver under Collaboration Agreement, dated July 10, 2026, by and between the Registrant, BeOne Medicines I GmbH, and Amgen Inc.	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

BEONE MEDICINES LTD.

Date: November 5, 2026	By:	/s/ John V. Oyler
John V. Oyler
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Aaron Rosenberg
Aaron Rosenberg
Chief Financial Officer
(Principal Financial Officer)